Form 10-Q
period 2010-03-31
W R GRACE & CO
filed 2010-05-06
CIK 1045309

Use these links to rapidly review the document
W. R. GRACE & CO. AND SUBSIDIARIES Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMSSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value per share	72,687,403 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and 2009, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2010, and the related consolidated statements of operations, shareholders' equity (deficit), and comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity (deficit), comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
McLean, Virginia
May 6, 2010

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$614.9	$682.1
Cost of goods sold	401.2	511.6

Gross profit	213.7	170.5
Selling, general and administrative expenses	121.0	149.7
Restructuring expenses and related asset impairments	2.2	19.1
Research and development expenses	15.3	18.6
Defined benefit pension expense	19.8	21.9
Interest expense and related financing costs	9.9	9.2
Provision for environmental remediation	—	0.7
Chapter 11 expenses, net of interest income	6.5	10.0
Equity in earnings of unconsolidated affiliates	(5.1)	(0.1)
Other expense, net	3.9	3.6

Total costs and expenses	173.5	232.7

Income (loss) before income taxes	40.2	(62.2)
Benefit from income taxes	16.5	23.4

Net income (loss)	56.7	(38.8)
Less: Net income attributable to noncontrolling interests	(0.4)	(0.1)

Net income (loss) attributable to W. R. Grace & Co. shareholders	$56.3	$(38.9)

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.78	$(0.54)
Weighted average number of basic shares	72.4	72.2
Diluted earnings per share:
Net income (loss)	$0.76	$(0.54)
Weighted average number of diluted shares	74.4	72.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$56.7	$(38.8)
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	29.5	27.5
Equity in earnings of unconsolidated affiliates	(5.1)	(0.1)
Chapter 11 expenses, net of interest income	6.5	10.0
Chapter 11 expenses paid	(8.2)	(12.8)
Benefit from income taxes	(16.5)	(23.4)
Income taxes (paid), net of refunds	(6.9)	(0.3)
Interest accrued on pre-petition liabilities subject to compromise	9.0	8.8
Restructuring expenses and related asset impairments	2.2	19.1
Payments for restructuring expenses	(2.8)	(2.9)
Defined benefit pension expense	19.8	21.9
Payments under defined benefit pension arrangements	(13.3)	(11.7)
Provision for environmental remediation	—	0.7
Expenditures for environmental remediation	(1.0)	(2.2)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(19.6)	39.7
Inventories	(20.6)	58.7
Accounts payable	26.1	(16.0)
Due from unconsolidated affiliate	8.7	—
Due to unconsolidated affiliate	(0.3)	—
Other accruals and non-cash items	(69.8)	(23.5)

Net cash provided by (used for) operating activities	(5.6)	54.7
INVESTING ACTIVITIES
Capital expenditures	(17.9)	(16.6)
Transfer to restricted cash and cash equivalents related to letter of credit facility	(77.0)	—
Proceeds from termination of life insurance policies, net of investing activities	—	68.3
Proceeds from sales of investment securities and debt securities	—	6.2
Other investing activities	—	1.9

Net cash provided by (used for) investing activities	(94.9)	59.8

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	—	(13.7)
Repayments under credit arrangements	(7.2)	—
Proceeds from exercise of stock options	4.3	—
Other financing activities	(0.8)	0.8

Net cash used for financing activities	(3.7)	(12.9)

Effect of currency exchange rate changes on cash and cash equivalents	(5.9)	(8.0)

Increase (decrease) in cash and cash equivalents	(110.1)	93.6
Cash and cash equivalents, beginning of period	893.0	460.1

Cash and cash equivalents, end of period	$782.9	$553.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$782.9	$893.0
Restricted cash and cash equivalents related to letter of credit facility	77.0	—
Trade accounts receivable, less allowance of $6.8 (2009—$7.9)	376.4	365.8
Accounts receivable—unconsolidated affiliate	9.1	7.4
Inventories	237.0	220.6
Deferred income taxes	56.7	61.5
Other current assets	88.7	80.4

Total Current Assets	1,627.8	1,628.7
Properties and equipment, net of accumulated depreciation and amortization of $1,605.5 (2009—$1,611.3)	668.2	690.1
Goodwill	114.4	118.6
Deferred income taxes	854.5	843.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	31.4	36.7
Investments in unconsolidated affiliates	50.6	45.7
Other assets	111.0	105.0

Total Assets	$3,957.9	$3,968.2

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$3.3	$10.8
Debt payable—unconsolidated affiliate	1.4	1.8
Accounts payable	192.6	170.1
Accounts payable—unconsolidated affiliate	3.7	4.1
Other current liabilities	249.3	307.9

Total Current Liabilities	450.3	494.7
Debt payable after one year	0.7	0.4
Debt payable—unconsolidated affiliate	10.5	10.5
Deferred income taxes	31.7	34.2
Underfunded and unfunded defined benefit pension plans	516.2	530.4
Other liabilities	37.7	41.4

Total Liabilities Not Subject to Compromise	1,047.1	1,111.6
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	889.1	882.0
Income tax contingencies	106.1	117.9
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	147.5	148.4
Postretirement benefits	172.8	171.2
Other liabilities and accrued interest	129.7	127.6

Total Liabilities Subject to Compromise	3,145.2	3,147.1

Total Liabilities	4,192.3	4,258.7

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2010—72,591,923 (2009—72,283,318)	0.8	0.8
Paid-in capital	447.3	445.8
Accumulated deficit	(119.1)	(175.4)
Treasury stock, at cost: shares: 2010—4,387,837; (2009—4,696,442)	(52.2)	(55.9)
Accumulated other comprehensive income (loss)	(520.6)	(514.5)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(243.8)	(299.2)
Noncontrolling interests	9.4	8.7

Total Equity (Deficit)	(234.4)	(290.5)

Total Liabilities and Equity (Deficit)	$3,957.9	$3,968.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)

Net income	—	56.3	—	—	0.4	56.7
Stock plan activity	1.5	—	3.7	—	—	5.2
Other comprehensive income (loss)	—	—	—	(6.1)	0.3	(5.8)

Balance, March 31, 2010	$448.1	$(119.1)	$(52.2)	$(520.6)	$9.4	$(234.4)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$56.7	$(38.8)

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	2.3	43.1
Loss from hedging activities, net of income taxes	(2.2)	(0.8)
Currency translation adjustments	(6.2)	(11.8)

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(6.1)	30.5
Total other comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.4)

Total other comprehensive income (loss)	(5.8)	30.1

Comprehensive income (loss)	$50.9	$(8.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

        W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of energy, refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction.

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

        Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11 Information)

        Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2009 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the three-month interim period ended March 31, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010.

        Reclassifications    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2010 presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

        Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), income taxes (see Note 7), environmental remediation (see Note 10), and litigation (see Note 10);

  •
  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 8); and

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

        Effect of New Accounting Standards—In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)", which was subsequently codified as Accounting Standard Codification ("ASC") 810. The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Grace adopted this standard in 2010 and it did not have a material effect on its Consolidated Financial Statements.

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

2009 for its non-financial assets and non-financial liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements. In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which was subsequently codified as ASC 820. This standard provides additional guidance and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Grace has adopted this standard, and it has not had a material impact on its Consolidated Financial Statements. In January 2010, the FASB issued Accounting Standard Update ("ASU") 2010-06 "Improving Disclosures about Fair Value Measurements". This update provides additional guidance and expands the disclosure requirements related to transfers of assets in and out of Levels 1 and 2 as well as the activity for Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Grace adopted the new disclosures requirements which were effective December 15, 2009 and they did not have a material effect on its Consolidated Financial Statement. See Note 6 for further discussion of ASC 820.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        As contemplated by the PI Settlement and the ZAI PD Term Sheet, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, amended the joint plan of reorganization and several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents on December 18, 2008,

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

February 3, 2009 and February 27, 2009 through filings with the Bankruptcy Court. The Debtors and co-proponents filed technical modifications to the joint plan and certain exhibits on September 4, 2009, October 12, 2009, December 16, 2009 and March 19, 2010. The joint plan of reorganization (as amended and modified, the "Joint Plan") is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan.

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

        Hearings to determine whether the Bankruptcy Court will approve the Joint Plan were held in June, September and October of 2009 and closing arguments on confirmation were held in January 2010.

        Grace believes that the Joint Plan complies with the requirements for confirmation under the Bankruptcy Code and Grace intends to vigorously defend the Joint Plan against these and all other

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would contribute CDN$8.2 million or CDN$8.7 million (depending on when the Bankruptcy Court's confirmation order is issued) to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims would be resolved. The PD Trust would generally resolve U.S. ZAI PD Claims that qualify for payment by paying 55% of the claimed amount, but in no event would the PD Trust pay more per claim than 55% of $7,500 (as adjusted for inflation each year after the fifth anniversary of the effective date of the Joint Plan). The PD Trust would satisfy other allowed PD Claims pursuant to specified trust distribution procedures with cash payments in the allowed settlement amount. Unresolved PD Claims and future PD claims would be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately an additional $100 million. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Claims Filings    The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims.

        Approximately 14,900 proofs of claim were filed by the March 31, 2003 bar date. Of these claims, approximately 9,500 were non-asbestos related, approximately 4,400 were PD Claims, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. Under the Joint Plan, these claims would be channeled to the PI Trust for resolution. In addition, approximately 800 proofs of claim were filed after the bar date.

        Approximately 6,675 non-asbestos related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's existing plans, programs, and policies regarding employee bonuses and other compensation, indemnity agreements or various medical, insurance, severance, retiree and other benefits (collectively, the "Grace Benefit Programs"). Pursuant to certain orders entered by the Bankruptcy Court, upon commencement of the chapter 11 cases, Grace received permission to continue to honor and pay all its obligations arising under the Grace Benefit Programs other than certain voluntary supplemental pension program benefits (the "VSPP Benefits"). Grace has continued to pay its Grace Benefit Programs obligations during the chapter 11 cases and intends to do so for the remainder of the chapter 11 cases and thereafter. Pursuant to the Joint Plan, Grace is assuming its obligations under the Grace Benefit Programs and will continue to pay all such obligations pursuant to the terms and conditions of the applicable Grace Benefit Programs. On February 25, 2010, pursuant to an order of the Bankruptcy Court approving procedures and forms of notice for Grace to use in objecting to the Employee Claims, Grace filed an omnibus objection to the Employee Claims requesting the Bankruptcy Court disallow the Employee Claims on the basis that: (i) all applicable benefits due to employees under the Grace Benefit Programs have been paid and continue to be paid during the chapter 11 cases; and (ii) the Grace Benefit Programs are to be assumed by Grace pursuant to the Joint Plan. The deadline to object to the proposed treatment of the Employee Claims was April 16, 2010. The Bankruptcy Court will consider the omnibus objection at a hearing currently scheduled for July 12, 2010. The omnibus objection to Employee Claims does not address an additional approximately 270 claims filed by employees and former employees. These remaining employee-related claims will be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2010, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a bankruptcy court order

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

that was reversed by an order of the District Court on September 29, 2009. As of March 31, 2010, of the approximately 3,295 non-asbestos claims filed, approximately 1,910 have been expunged or withdrawn by claimants, approximately 1,175 have been resolved, and an additional approximately 215 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of March 31, 2010, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of March 31, 2010, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        On March 2, 2010, Grace terminated its debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support existing and new financial assurances.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2010, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at March 31, 2010, was $1,248.1 million comprised of $115.0 million in cash from Fresenius and $1,133.1 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2010	December 31, 2009
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	857.3	850.6
Environmental contingencies	147.5	148.4
Income tax contingencies	106.1	117.9
Unfunded special pension arrangements	111.5	111.0
Postretirement benefits other than pension	71.1	69.3
Drawn letters of credit plus accrued interest	31.8	31.4
Accounts payable	31.2	31.2
Retained obligations of divested businesses	29.0	29.1
Other accrued liabilities	69.5	67.3
Reclassification to current liabilities(1)	(9.8)	(9.1)

Total Liabilities Subject to Compromise	$3,145.2	$3,147.1

(1)
As of March 31, 2010 and December 31, 2009, approximately $9.8 million and $9.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2010.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(334.5)
Expense/(income) items:
Interest on pre-petition liabilities	442.1
Employee-related accruals	82.0
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	331.1
Provision for income tax contingencies	(54.0)
Balance sheet reclassifications	(35.5)

Balance, end of period	$3,145.2

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for each of the quarters ended March 31, 2010 and 2009 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $100 million greater than the interest currently accrued. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2010	2009
Legal and financial advisory fees	$6.5	$10.2
Interest income	—	(0.2)

Chapter 11 expenses, net of interest income	$6.5	$10.0

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Three Months Ended March 31,
(In millions) (Unaudited)	2010	2009
Net sales, including intercompany	$269.4	$339.8

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	174.4	262.6
Selling, general and administrative expenses	60.5	88.1
Defined benefit pension expense	15.1	18.0
Depreciation and amortization	16.9	13.6
Chapter 11 expenses, net of interest income	6.5	10.0
Research and development expenses	8.9	9.5
Interest expense and related financing costs	9.6	9.0
Restructuring expenses	1.2	8.9
Provision for environmental remediation	—	0.7
Other income, net	(18.5)	(10.3)

	274.6	410.1

Loss before income taxes and equity in net income of non-filing entities	(5.2)	(70.3)
Benefit from income taxes	21.9	28.8

Income (loss) before equity in net income of non-filing entities	16.7	(41.5)
Equity in net income of non-filing entities	39.6	2.6

Net income (loss) attributable to W. R. Grace & Co. shareholders	$56.3	$(38.9)

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Three Months Ended March 31,
(In millions) (Unaudited)	2010	2009
Operating Activities
Net income (loss) attributable to W. R. Grace & Co. shareholders	$56.3	$(38.9)
Reconciliation to net cash used for operating activities:
Chapter 11 expenses, net of interest income	6.5	10.0
Benefit from income taxes	(21.9)	(28.8)
Equity in net income of non-filing entities	(39.6)	(2.6)
Depreciation and amortization	16.9	13.6
Interest on pre-petition liabilities subject to compromise	9.0	8.8
Provision for environmental remediation	—	0.7
Other non-cash items, net	0.4	(2.5)
Contributions to defined benefit pension plans	(10.1)	(8.9)
Chapter 11 expenses paid	(8.2)	(12.8)
Restructuring expenses	1.2	8.9
Payments related to restructuring expenses	(1.7)	(0.8)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(49.5)	36.2

Net cash used for operating activities	(40.7)	(17.1)

Investing Activities
Capital expenditures	(11.4)	(10.4)
Transfer to restricted cash and cash equivalents related to letter of credit facility	(77.0)	—
Other	1.8	88.3

Net cash provided by (used for) investing activities	(86.6)	77.9

Net cash provided by (used for) financing activities	4.0	(0.4)

Net increase (decrease) in cash and cash equivalents	(123.3)	60.4
Cash and cash equivalents, beginning of period	685.5	218.1

Cash and cash equivalents, end of period	$562.2	$278.5

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$562.2	$685.5
Restricted cash and cash equivalents related to letter of credit facility	77.0	—
Trade accounts receivable, net	106.1	74.6
Accounts receivable—unconsolidated affiliate	8.4	6.4
Receivables from non-filing entities, net	50.1	64.5
Inventories	98.4	86.5
Other current assets	65.8	61.1

Total Current Assets	968.0	978.6
Properties and equipment, net	394.6	399.6
Deferred income taxes	817.4	808.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	375.0	388.9
Investment in non-filing entities	277.3	254.0
Overfunded defined benefit pension plans	0.3	0.2
Investment in unconsolidated affiliates	50.6	45.7
Other assets	80.4	70.3

Total Assets	$3,463.6	$3,445.8

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $1.4 due to an unconsolidated affiliate) (2009-$2.1)	$178.3	$196.8
Underfunded defined benefit pension plans	344.1	359.6
Other liabilities (including $10.5 due to an unconsolidated affiliate) (2009-$10.5)	39.7	41.4

Total Liabilities Not Subject to Compromise	562.1	597.8
Liabilities Subject to Compromise	3,145.2	3,147.1

Total Liabilities	3,707.3	3,744.9
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(243.8)	(299.2)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	(243.7)	(299.1)

Total Liabilities and Equity (Deficit)	$3,463.6	$3,445.8

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of March 31, 2010, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 375 of such claims for an aggregate allowed amount of $144 million.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of March 31, 2010 an additional 1,300 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of March 31, 2010, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at March 31, 2010, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and March 31, 2010 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of March 31, 2010 and December 31, 2009, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Insurance Rights    Grace holds insurance policies that provide coverage for 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace. As discussed in Note 2, pursuant to the Joint Plan, rights to insurance policies that provide coverage for asbestos-related claims and proceeds, including interest, received after the date of the PI Settlement, would be assigned to the PI Trust.

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

        Grace has entered into settlement agreements, that are not dependent upon the effectiveness of the Joint Plan, with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $487 million. With respect to asbestos-related personal injury claims, these settlement agreements generally require that the claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

        Excluding settlement agreements that are dependent upon the effectiveness of the Joint Plan, Grace has no agreements in place with insurers with respect to approximately $483 million of excess coverage. Such policies are at layers of coverage that have not been triggered, but certain layers would be triggered if the Prior Plan became effective at the recorded asbestos-related liability of $1,700 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage would be available on terms that are substantially similar to the existing settlement agreements described above. Unless the Joint Plan becomes effective and asbestos-related insurance rights are assigned to the PI Trust, Grace believes that any allowed ZAI claims also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

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

        Grace has entered into settlement agreements, that are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's excess insurance coverage. Under these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of approximately $229 million in respect of claims for which Grace was provided coverage under the affected policies. Certain other insurers have agreed, subject to certain conditions, to reimburse the PI Trust on terms that are substantially similar

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

to the existing settlement agreements described above. Due to the open contingencies in these settlement agreements, Grace has not recorded this amount or reduced its asbestos insurance receivable balance.

        As of March 31, 2010, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $969 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), Grace should be entitled to approximately $500 million of insurance recovery. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (if the Joint Plan does not become effective), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery under the Prior Plan may differ materially from actual amounts that ultimately may be received by Grace.

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2010 and December 31, 2009:

(In millions)	March 31, 2010	December 31, 2009
Raw materials	$55.2	$48.8
In process	29.9	36.8
Finished products	121.6	104.6
Other	30.3	30.4

	$237.0	$220.6

Notes to Consolidated Financial Statements (Continued)

5. Debt

Components of Debt

(In millions)	March 31, 2010	December 31, 2009
Debt payable within one year	$3.3	$10.8

Debt payable after one year
Other long-term borrowings	$0.7	$0.4

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	357.3	350.6
Drawn letters of credit	25.8	25.8
Accrued interest on drawn letters of credit	6.0	5.6

	$889.1	$882.0

Weighted average interest rates on total debt	3.3%	3.4%

        On March 2, 2010, Grace terminated its debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility has been replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At March 31, 2010, Grace held $77.0 million in restricted cash and cash equivalents to support this facility.

        As of March 31, 2010, the Debtors had no revolving loans and had $68.4 million of standby letters of credit issued and outstanding under the facility.

        At March 31, 2010, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $3.3 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At March 31, 2010, the carrying value of Grace's bank debt subject to compromise plus interest was $889.1 million. The estimated fair value of the bank debt is lower than the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

6. Fair Value Measurements

        Certain of Grace's assets and liabilities are reported at fair value. ASC 820 defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace uses principal market data, whenever available, to value assets and liabilities that are required to be reported at fair value.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At March 31, 2010, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        Grace uses fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2010, the contract volume, or notional amount, of the commodity contracts was 2.6 million British thermal units (MMBtu).

        Grace uses fixed-rate swaps to mitigate the risk of aluminum price volatility. The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until March 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2010, the contract volume, or notional amount, of the commodity contracts was 3.6 million pounds.

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

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of March 31, 2010, the total notional amount related to the remaining outstanding currency forward contracts was €247.8 million. These derivatives are not designated as hedging instruments under ASC 815.

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements at March 31, 2010 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$23.5	$—	$23.5	$—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$23.8	$—	$23.8	$—

Liabilities
Currency derivatives	$1.4	$—	$1.4	$—
Commodity derivatives	3.2	—	3.2	—

Total Liabilities	$4.6	$—	$4.6	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2009 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$4.4	$—	$4.4	$—
Commodity derivatives	0.9	—	0.9	—

Total Assets	$5.3	$—	$5.3	$—

Liabilities
Currency derivatives	$1.4	$—	$1.4	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$1.9	$—	$1.9	$—

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at March 31, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.3	Other current liabilities	$3.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	11.0	Other current liabilities	1.4
Currency contracts	Other assets	12.5	Other liabilities	—

Total derivatives		$23.8		$4.6

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.9	Other current liabilities	$0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	3.1	Other current liabilities	1.4
Currency contracts	Other assets	1.3	Other liabilities	—

Total derivatives		$5.3		$1.9

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

losses initially recognized in other comprehensive income (loss) ("OCI") as of March 31, 2010 and 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(3.6)	Cost of goods sold	(0.3)

Total derivatives	$(3.6)		$(0.2)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$19.3

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Commodity contracts	$(7.6)	Cost of goods sold	$(6.3)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$8.4

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at March 31, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

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

7. Income Taxes

        In the fourth quarter of 2009, Grace completed negotiations related to a dispute with the U.S. Internal Revenue Service ("IRS") relating to the carryback of U.S. federal net operating losses ("NOLs") from 1998 to 1989 and received a refund of $39.2 million of taxes and interest. On February 18, 2010, the Joint Committee on Taxation of the U.S. Congress ("JCT") approved the companion part of that settlement relating to the carryback of remaining NOLs from 1998 to the tax years 1990 through 1996. As a result of the JCT approval, Grace expects a refund, which is currently being processed by the IRS, and Grace recorded a tax benefit in the amount of $16.9 million in March 2010. The recorded tax benefit includes Grace's estimate of interest payable to Grace. On April 28, 2010, Grace received a preliminary tax and interest calculation from the IRS which indicates that approximately $4.7 million less interest is due to Grace than is included in the recorded tax benefit. Nevertheless, Grace believes that the recorded tax benefit accurately reflects the amount of interest due to Grace and Grace is currently working with the IRS to resolve the discrepancy.

        In addition, upon receiving the JCT approval, Grace was able to reverse $13.5 million of liabilities for uncertain tax positions. These uncertain tax positions arose in years subsequent to the years subject to the IRS settlement, which have already been examined and closed; however, since Grace carried back NOLs generated in these years to the years subject to the IRS settlement, these tax positions could have been challenged to the extent of the NOLs carried back.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $29.7 million ($21.5 million net of applicable tax benefits) and $69.8 million ($48.3 million net of applicable tax benefits) as of March 31, 2010 and December 31, 2009, respectively. The total amount of interest and penalties expensed for the three months ended March 31, 2010 was $1.0 million ($0.7 million net of applicable tax benefits).

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	None	2006-2009
United States—State	1993-2007	2008-2009
Germany	2006-2008	2009
United Kingdom	None	2003-2009
Singapore	None	2002-2009
France	None	2007-2009
Canada	2002-2003	2004-2009

(1)
Includes federal as well as state, provincial or local jurisdictions, as applicable.

        As a large taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change in the next twelve months. As a result of examinations and settlements, Grace believes there may be a material change to Grace's aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following matters:

  1.
  In court decisions involving taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. More recently, however, one case was reversed on appeal in favor of the taxpayer. Due to the strength of its facts and the recent court decision in favor of the taxpayer, Grace believes that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. However, it is reasonably possible that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $22.4 million to $51.7 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $15.7 million.

  2.
  As a result of the expected resolution of examination issues and settlements with U.S. federal and state tax authorities, Grace believes it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next twelve months by up to $21 million.

        As of March 31, 2010, Grace has prior-year tax credit carryforwards of $42.3 million consisting of $22.8 million of foreign tax credit carryforwards with expiration dates beginning in 2012 through 2018, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of alternative minimum tax credit carryforwards with no expiration dates. In the three months ended March 31, 2010, Grace increased the valuation allowance related to foreign tax credit carryforwards by $2.4 million.

        Grace anticipates generating U.S. NOL carryforwards upon emergence from Chapter 11. Because Grace did not pay a significant amount of U.S. tax in prior years and/or has already received or applied for tax refunds from available NOL carryback years, Grace expects to carryforward most of the NOLs after emergence from Chapter 11. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace's ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during, as a result of, or after emergence from, the

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

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

        The impact of the change in income tax treatment of the Medicare Part D retiree drug subsidy enacted in the Patient Protection and Affordable Care Act is immaterial to Grace.

8. Pension Plans and Other Postretirement Benefits Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	March 31, 2010	December 31, 2009
Overfunded defined benefit pension plans	$31.4	$36.7
Underfunded defined benefit pension plans	(357.1)	(372.2)
Unfunded defined benefit pension plans	(159.1)	(158.2)

Total underfunded and unfunded defined benefit pension plans	(516.2)	(530.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(105.9)	(105.4)
Pension liabilities included in other current liabilities	(12.5)	(12.9)

Net funded status	$(603.2)	$(612.0)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $31.4 million as of March 31, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $357.1 million as of March 31, 2010. Additionally, Grace has several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $277.5 million at March 31, 2010 is unfunded. The combined balance of the underfunded and unfunded plans was $634.6 million as of March 31, 2010 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.5 million in "other current liabilities;" $516.2 million included in "underfunded and unfunded defined benefit pension plans", of which $357.1 million relates to underfunded plans and $159.1 million relates to unfunded plans; and $105.9 million in "liabilities subject to compromise."

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

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefits Plans (Continued)

        Grace also provides, through nonqualified plans, supplemental pension benefits in excess of U.S. qualified pension plan limits imposed by federal tax law. These plans cover officers and higher-level employees and serve to increase the combined pension amount to the level that they otherwise would have received under the U.S. qualified pension plans in the absence of such limits. The nonqualified plans are unfunded and Grace pays the costs of benefits as they are due to the participants.

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

        On a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates, and other identifiable and material actuarial changes. A full remeasurement is performed annually.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2009 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2010, Grace did not change the discount rate for the U.S. qualified pension plans from the 5.75% rate in effect at December 31, 2009. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2009. Based on review of the yield curve analyses for these plans as of March 31, 2010, Grace changed the discount rate for the United Kingdom from 5.75% at December 31, 2009 to 5.50% at March 31, 2010, for Germany from 5.25% at December 31, 2009 to 4.75% at March 31, 2010, and for Canada from 6.25% at December 31, 2009 to 6.00% at March 31, 2010. The funded status as of March 31, 2010 reflects a decrease in total assets of approximately $5 million and an increase in total liabilities of approximately $11 million as compared to December 31, 2009, resulting from the change in discount rates. After tax effects, total assets decreased from December 31, 2009 to March 31, 2010 by approximately $1 million, total liabilities increased by approximately $11 million and shareholders' equity decreased by approximately $12 million.

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

8. Pension Plans and Other Postretirement Benefits Plans (Continued)

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

        For 2010 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 7.5%. The rate of increase is assumed to decrease gradually to 5% through 2014 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

	Three Months Ended March 31,
	2010			2009
	Pension			Pension
Components of Net Periodic Benefit Cost (Income) (In millions)			Other Post Retirement			Other Post Retirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.4	$2.0	$0.1	$4.3	$1.7	$0.1
Interest cost	15.7	5.5	0.9	16.1	4.9	1.1
Expected return on plan assets	(13.0)	(4.1)	—	(11.2)	(3.5)	—
Amortization of prior service cost (credit)	0.3	—	(1.0)	0.3	0.1	(1.1)
Amortization of net deferred actuarial loss	7.7	1.3	0.1	8.5	0.7	0.3

Net periodic benefit cost	$15.1	$4.7	$0.1	$18.0	$3.9	$0.4

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. Grace has obtained Bankruptcy Court approval to fund all minimum required payments under the U.S. qualified pension plans through April 2010. In that regard, Grace contributed approximately $38 million in 2009, approximately $9 million in January 2010 and approximately $10 million in April 2010 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefits Plans (Continued)

an individual employee's salary or wages. Grace's cost related to this benefit plan for the quarter ended March 31, 2010 was $3.4 million compared with $2.8 million for the prior year quarter.

9. Other Balance Sheet Accounts

(In millions)	March 31, 2010	December 31, 2009
Other Assets
Patents, licenses and other intangible assets, net	$57.3	$61.5
Deferred charges	28.0	29.1
Fair value of currency forward contracts	12.5	1.3
Other assets	13.2	13.1

	$111.0	$105.0

Other Current Liabilities
Accrued compensation	$63.9	$101.0
Customer volume rebates	27.6	33.0
Income tax payable	23.4	23.9
Accrued Chapter 11 reorganization expenses	14.0	15.7
Accrued commissions	7.3	11.6
Deferred tax liability	4.6	6.0
Fair value of currency forward and commodity contracts	4.6	1.9
Other accrued liabilities	103.9	114.8

	$249.3	$307.9

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

Notes to Consolidated Financial Statements (Continued)

        At March 31, 2010, Grace's estimated liability for environmental investigative and remediation costs totaled $147.5 million, as compared with $148.4 million at December 31, 2009. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the three months ended March 31, 2010 and 2009 were $1.0 million and $2.2 million, respectively.

Vermiculite Related Matters

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2010 and December 31, 2009 was $51.5 million and $51.6 million, respectively, excluding interest where applicable and is recorded in Environmental Contingencies in the Consolidated Balance Sheets. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        During 2009, Grace learned that the U.S. Environmental Protection Agency ("EPA") may reinvestigate approximately 100 former or currently operating plants at which vermiculite concentrate from the Grace-owned Libby vermiculite mine was expanded. Of these expansion plants, seven are currently owned by Grace. Grace is unable to determine the possible results of any reinvestigation and whether it may result in additional claims by EPA. The estimated obligation as of March 31, 2010 does not include any costs in respect of this reinvestigation or any additional EPA claims, which costs if any, are not currently estimable.

Non-Vermiculite Related Matters

        At March 31, 2010 and December 31, 2009, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $96.0 million and $96.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described below. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        The EPA has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace intends to separately fund or carry out remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims, excluding claims in respect of the Grace-owned Libby vermiculite mine, are resolved by the EPA Cost Recovery Agreement. Grace is working in cooperation with EPA

Notes to Consolidated Financial Statements (Continued)

to investigate the Libby vermiculite mine. The settlement amount is payable upon Grace's emergence from Chapter 11.

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

  •
  Contracts entered into with customers in which Grace has agreed to indemnify such parties against damages caused by its personnel or products or resulting from its violation of applicable laws.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2010, Grace had gross financial assurances issued and outstanding of $248.2 million, comprised of $102.2 million of surety bonds issued by various insurance companies and $146.0 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 5, $68.4 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying

Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2010.

11. Restructuring Expenses

        In the first quarter of 2010, Grace took additional cost reduction and restructuring actions to further improve productivity. Grace accrued $2.2 million ($1.4 million in Grace Davison, $0.6 million in Grace Construction Products, and $0.2 million in Corporate) of restructuring expenses during the first quarter 2010 compared to $19.1 million ($11.7 million in Grace Davison, $4.7 million in Grace Construction Products, and $2.7 million in Corporate) in the prior year period. The restructuring actions included an involuntary program that reduces total employment by approximately 57 employees in North America and Europe combined. Grace expects substantially all costs related to the 2009 and 2010 restructuring programs to be paid by December 31, 2010.

Restructuring Liability Rollforward (In millions)	Total
Balance at January 01, 2008	$—
Accrual for severance and other employee related costs	5.2
Payments	(4.5)

Balance at December 31, 2008	0.7
Accrual for severance and other employee related costs	29.6
Payments	(17.5)
Currency Translation and other	0.7

Balance at December 31, 2009	13.5
Accrual for severance and other employee related costs	2.2
Payments	(2.8)
Currency Translation and other	(0.6)

Balance at March 31, 2010	$12.3

	Three Months Ended March 31,
Employee Reduction by Operating Segment	2010	2009
Grace Davison	9	150
Grace Construction Products	32	110
Corporate	16	40

Total	57	300

12. Other Expense, net

        Components of other expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Currency translation—intercompany loans	$21.2	$16.3
Value of currency contracts	(19.3)	(8.4)
Other currency transaction effects	1.7	1.2
Interest income	(0.1)	(0.2)
Net income from life insurance policies	—	(1.1)
Net loss (gain) on sales of investments and disposals of assets	0.4	(1.4)
Other miscellaneous income	—	(2.8)

Total other expense, net	$3.9	$3.6

Notes to Consolidated Financial Statements (Continued)

13. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the quarters ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.2	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.1	(3.1)	6.0
Other changes in funded status	(3.6)	0.4	(3.2)

Benefit plans, net	4.8	(2.5)	2.3
Gain (loss) from hedging activities	(3.4)	1.2	(2.2)
Currency translation adjustments	(6.2)	—	(6.2)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(4.8)	$(1.3)	$(6.1)

Three Months Ended March 31, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.3	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.5	(3.3)	6.2
Other changes in funded status	57.7	(20.4)	37.3

Benefit plans, net	66.5	(23.4)	43.1
Gain (loss) from hedging activities	(1.3)	0.5	(0.8)
Currency translation adjustments	(11.8)	—	(11.8)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$53.4	$(22.9)	$30.5

Notes to Consolidated Financial Statements (Continued)

13. Comprehensive Income (Loss) (Continued)

        The following table presents the components of Grace's accumulated other comprehensive loss at March 31, 2010 and December 31, 2009:

Components of Accumulated Other Comprehensive Loss (In millions)	March 31, 2010	December 31, 2009
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(1.4)	$(0.9)
Net deferred actuarial loss (net of tax)	(540.0)	(542.8)

Benefit plans, net	(541.4)	(543.7)
Hedging activities, net of tax	(1.8)	0.4
Currency translation	23.4	29.6
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(520.6)	$(514.5)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at March 31, 2010 and December 31, 2009, respectively, represents the accumulation of net actuarial losses of $540.0 million and $542.8 million as well as net prior service costs of $1.4 million and $0.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the quarters ended March 31, 2010 and 2009, the pre-tax benefit recognized related to prior service credits was $0.7 million and $0.7 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $9.1 million and $9.5 million, respectively. In addition, $3.6 million of pre-tax loss and $57.7 million of pre-tax income was recognized for changes in funded status during the quarters ended March 31, 2010 and 2009, respectively.

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

Notes to Consolidated Financial Statements (Continued)

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
Earnings Per Share (In millions, except per share amounts)	2010	2009
Numerators
Net income (loss) attributable to W. R Grace & Co. shareholders	$56.3	$(38.9)

Denominators
Weighted average common shares—basic calculation	72.4	72.2
Dilutive effect of employee stock options	2.0	—

Weighted average common shares—diluted calculation	74.4	72.2

Basic earnings per share	$0.78	$(0.54)

Diluted earnings per share	$0.76	$(0.54)

        There were no anti-dilutive options outstanding for the quarter ended March 31, 2010. Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 2.6 million for the quarter ended March 31, 2009.

15. Operating Segment Information

        Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments for the quarters ended March 31, 2010 and 2009. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2010	2009
Net Sales
Grace Davison	$418.2	$477.8
Grace Construction Products	196.7	204.3

Total	$614.9	$682.1

Adjusted EBIT
Grace Davison	$87.7	$40.0
Grace Construction Products	15.6	12.4
Corporate costs	(19.2)	(16.4)
Defined benefit pension expense	(19.8)	(21.9)

Total	$64.3	$14.1

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, information technology, and incentive compensation related to corporate functions) as well as other corporate costs such as insurance premiums and professional fees.

Reconciliation of Adjusted EBIT to Net income (loss) attributable to W. R. Grace & Co. shareholders

	Three Months Ended March 31,
(In millions)	2010	2009
Adjusted EBIT	$64.3	$14.1
Chapter 11- and asbestos-related costs, net of interest income	(12.5)	(48.3)
Restructuring expenses and related asset impairments	(2.2)	(19.1)
Interest expense and related financing costs	(9.9)	(9.2)
Interest income of non-Debtor subsidiaries	0.1	0.2
Benefit from income taxes	16.5	23.4

Net Income (loss) attributable to W.R. Grace & Co. shareholders	$56.3	$(38.9)

        Grace changed its segment profitability measure for its Grace Davison and Grace Construction Products segment from the previous measure based on Core EBIT to a measure which is based on Adjusted EBIT effective in the first quarter as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). The impact of this change on the results presented for the two segments is to eliminate restructuring charges and gains and losses from sales of product lines as compared to segment operating income as previously reported.

        As discussed in Note 16 and in the MD&A, Grace deconsolidated the ART joint venture in December 2009, thus ART sales are included in 2009 but not in 2010.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

        The following table presents information related to the geographic areas in which Grace operated for the quarters ended March 31, 2010 and 2009. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended March 31,
(In millions)	2010	2009
Net Sales
United States	$183.0	$239.7
Canada and Puerto Rico	19.5	19.3

Total North America	202.5	259.0
Europe Africa	246.9	247.0
Asia Pacific	102.5	121.2
Latin America	63.0	54.9

Total	$614.9	$682.1

16. Unconsolidated Affiliates

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Grace has a 50% ownership interest in the Advanced Refining Technologies LLC joint venture (ART). This is the Company's largest such investment accounted for using the equity method.

        On November 30, 2009, Grace sold 5% of its ownership interest in ART to Chevron for $4.0 million (the "ART Transaction"), bringing both Grace's and Chevron's ownership interests to 50%. From its inception in 2001 to the date of the ART Transaction, Grace held a 55% interest in ART, and Chevron held a 45% interest. As of December 31, 2008 and for the eleven months ended November 30, 2009 and years ended December 31, 2008 and 2007, Grace consolidated the financial position, results of operations, and cash flows of ART in its consolidated financial statements. Due to the ART Transaction, Grace reconsidered its consolidation policy with respect to ART, and determined, following the ART Transaction on November 30, 2009, that ART ceased to be a variable interest entity. Grace does not have a controlling voting interest; therefore, Grace deconsolidated ART and recorded its investment in ART using the equity method of accounting as of December 1, 2009.

        Grace and ART continue to transact business on a regular basis, and maintain several agreements in order to affect such business. Since the deconsolidation on December 1, 2009, these agreements are treated as related party activities with an unconsolidated affiliate. For the quarter ended March 31, 2010, Grace sales of catalysts to ART were $17.1 million. Charges for fixed costs, research and development and selling general and administrative services to ART were $5.5 million. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2011. No amounts were outstanding at March 31, 2010 and December 31, 2009. In November 2009, ART declared a

Notes to Consolidated Financial Statements (Continued)

16. Unconsolidated Affiliates (Continued)

dividend of $19.0 million, of which $10.5 million was payable to Grace. This amount is reflected in "Other Current Assets" in the Consolidated Balance Sheets.

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's combined businesses subject to profit sharing:

	Three Months Ended March 31,
(In millions)	2010	2009
Sales	$20.1	$123.0
Income before taxes	1.3	0.3
Net income	1.0	0.2
Noncontrolling interests in net income	0.4	0.1
Dividends paid to noncontrolling interests	—	(13.7)

(In millions)	March 31, 2010	December 31, 2009
Cash	$13.7	$10.8
Other current assets	27.7	30.5
Total assets	52.1	52.8
Total liabilities	28.7	30.0
Shareholders' equity	23.4	22.8
Noncontrolling interests in shareholders' equity	9.4	8.7

        As discussed in Note 16, Grace deconsolidated the ART joint venture in December 2009. As a result, sales of consolidated affiliates decreased from 2009 to 2010.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Financial Summary

        Following is a summary of our financial performance for the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009. We generally refer to the quarter ended March 31, 2010 as the "first quarter" and the quarter ended March 31, 2009 as the "prior year quarter." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund.

Grace

  •
  Sales increased 5.0% overall and 23.2% in emerging regions in the first quarter compared with the prior year quarter, excluding sales of the ART joint venture from both periods. Emerging regions represented 30.9% of sales in the first quarter. As reported, sales were $614.9 million compared with $682.1 million in the prior year quarter. Sales for the prior year quarter include $96.6 million of sales of the ART joint venture which was deconsolidated in December 2009. The sales increase was due to favorable currency translation (3.0%), higher sales volumes (1.6%), and price increases (0.4%). As reported, sales decreased 9.9% reflecting the deconsolidation of ART in December 2009.

  •
  Gross profit percentage for the first quarter was 34.8% compared with 25.0% in the prior year quarter. The improvement in gross profit percentage was due primarily to a decrease in certain raw materials and energy costs and lower factory overhead expenses resulting primarily from the 2009 restructurings. Gross profit percentage for the first quarter decreased 1.8 percentage points compared with the fourth quarter of 2009 due primarily to lower fixed cost absorption and increased costs for certain raw materials.

  •
  Grace net income for the first quarter was $56.3 million, or $0.76 per diluted share, compared with a net loss of $38.9 million, or a loss of $0.54 per diluted share, in the prior year quarter. Adjusted EPS was $0.50 compared with $0.12 in the prior year quarter.

  •
  Adjusted EBIT was $64.3 million in the first quarter compared with $14.1 million in the prior year quarter. The increase was primarily due to the improvement in gross profit percentage from the prior year quarter and the benefit of the cost reduction actions completed in 2009. Adjusted EBIT margin was 10.5% compared with 2.1% in the prior year quarter and 8.9% in the fourth quarter of 2009.

  •
  Adjusted Operating Cash Flow was $28.7 million for the first quarter, compared with $69.4 million in the prior year quarter. The first quarter of 2009 benefited from $99.5 million in net working capital reductions.

  •
  Adjusted EBIT Return on Invested Capital increased to 24.0% on a trailing four quarter basis in the first quarter from 20.4% on the same basis in the prior year quarter.

Operating Segments

  •
  First quarter sales for our Grace Davison operating segment were up 9.7% overall and 27.9% in the emerging regions compared with the prior year quarter, excluding ART sales from both periods. This sales increase was due to higher sales volumes (5.9%), favorable currency translation (2.7%) and price increases (1.1%). As reported, first quarter sales decreased 12.5% from $477.8 million in the prior year quarter.

  •
  Segment operating income of Grace Davison for the first quarter was $87.7 million compared with $40.0 million in the prior year quarter, a 119.3% increase, driven primarily by higher sales volumes, lower fixed and variable manufacturing costs, better operational productivity and higher income from ART.

  •
  First quarter sales for our Grace Construction Products operating segment were $196.7 million, down 3.7% from the prior year quarter. The sales decrease was due to lower sales volumes (6.3%) and prices (1.0%), partly offset by favorable currency translation (3.6%). Weak sales of Specialty Construction Chemicals (SCC) products in North America and Europe were partly offset by overall growth in emerging regions. Sales grew 12.2% in emerging regions compared with the prior year quarter.

  •
  Segment operating income of Grace Construction Products for the first quarter was $15.6 million compared with $12.4 million for the prior year quarter, a 25.8% increase. The increase was driven by cost savings from restructuring activities in the first and second quarters of 2009 and favorable raw materials costs.

  •
  Corporate support function costs (including performance-related compensation) decreased by $0.7 million (4.7%) in the first quarter compared with the prior year quarter due to the impact of the 2009 restructuring activities. Other corporate costs (including environmental remediation) increased by $3.5 million in the first quarter compared with the prior year quarter primarily due to costs related to the settlement of a commercial dispute.

Cash Flow and Liquidity

  •
  Net cash used for operating activities for the first quarter of 2010 was $5.6 million compared with $54.7 million cash provided by operating activities for the prior year quarter which benefited from a significant reduction of net working capital. Capital expenditures for the first quarter of 2010 were $17.9 million compared with $16.6 million for the prior year quarter. We are making strategic capital investments to add capacity for high-margin and high-growth products, including the previously announced polypropylene catalyst investment in Germany and the construction of multiple manufacturing sites for Grace Construction Products in emerging regions.

  •
  At March 31, 2010, we had available liquidity of approximately $844.0 million, consisting of $782.9 million in cash and cash equivalents and $61.1 million of available credit under various non-U.S. credit facilities.

Summary Description of Business

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

        Grace Davison markets its products primarily to a wide range of industrial customers, including those in the energy and refining industry, consumer, industrial and packaging industries, petro-/bio- chemical industries and the pharmaceutical and life sciences industries. Grace Davison includes the following product groups:

  •
  Refining Technologies, which includes:

  •
  fluid catalytic cracking, or FCC, catalysts, that help to "crack" the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

  •
  hydroprocessing catalysts, most of which are marketed through our ART joint venture with Chevron Products Company in which we hold a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process (ART is not consolidated on our financial statements, so ART's sales are excluded from our sales);

    •
    Materials Technologies which includes:

    •
    silica-based and silica-alumina-based engineered materials used in:

    •
    industrial applications, such as rubber and tires, precision investment casting, refractory, insulating glass windows, and drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging,

    •
    consumer applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive; and for the processing and stabilization of edible oils and beverages,

    •
    coatings and print media applications, consisting of functional additives that provide matting effects and corrosion protection for industrial coatings, enable enhanced media and paper quality in ink jet coatings, and act as a functional filler and retention aid in paper,

    •
    packaging applications, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds and technologies designed to reduce off-taste effects and extend the shelf-life of packaged products; and

  •
  Specialty Technologies, which includes:

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

Global scope

        We operate our business on a global scale with approximately 68% of our 2009 sales and 71% of our first quarter 2010 sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

ART Deconsolidation

        On November 30, 2009, we completed the sale to Chevron Products Company of a 5% interest in ART. We deconsolidated ART's results from our consolidated financial statements on a prospective basis effective December 1, 2009. As a result, we now report our investment in ART and our portion of ART's income using the equity method of accounting. Segment operating income is only affected by the 5% change in ownership interest mentioned above.

Analysis of Operations

        Set forth in the table below are our key operating statistics with dollar and percentage changes for the first quarter compared to the prior year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We define Adjusted EBIT (a non-U.S. GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, Chapter 11- and asbestos-related costs, net, restructuring expenses and related asset impairments, and gains and losses on sales of product lines and other investments.

        We define Adjusted EBITDA (a non-U.S. GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.

        We define Adjusted Operating Cash Flow (a non-U.S. GAAP financial measure) to be Adjusted EBITDA plus pension expense plus or minus the change in net working capital and specified other assets and liabilities minus capital expenditures. Adjusted Operating Cash Flow excludes the cash flow effects of income taxes, defined benefit pension arrangements, Chapter 11- and asbestos-related costs, and any restructuring or divestment activities.

        We define Adjusted Earnings Per Share (EPS) to be Diluted EPS adjusted for restructuring expenses and related asset impairments, Chapter 11- and asbestos-related costs, net, and certain discrete tax items.

        We define Adjusted EBIT Return On Invested Capital to be Adjusted EBIT divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

        We use Adjusted EBIT and Adjusted Operating Cash Flow as performance measures in significant business decisions and in determining certain incentive compensation. Adjusted EBIT, Adjusted EPS, Adjusted EBITDA, Segment Operating Income, Adjusted Operating Cash Flow and Adjusted EBIT Return on Invested Capital do not purport to represent income or cash flow measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results. We have also provided in the following tables a reconciliation of these non-U.S. GAAP measures to their most directly comparable financial measure or measures calculated and presented in accordance with U.S. GAAP.

        Adjusted EBIT has material limitations as an operating performance measure because it excludes Chapter 11- and asbestos-related costs and may exclude income and expenses from restructuring and divestment activities, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. Adjusted Operating Cash Flow also has material limitations as an operating performance measure because it excludes the cash flow effects of income taxes, defined benefit pension arrangements, Chapter 11- and asbestos-related costs and any restructuring or divestment activities, which historically have been material components of our operations. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of its results of operations. Adjusted EBIT, Adjusted EBITDA and Adjusted Operating Cash Flow should be evaluated together with net income measured under U.S. GAAP for a complete understanding of our results of operations. Investors should evaluate these measures in conjunction with our Consolidated Financial Statements as presented in our annual reports on Form 10-K for a more complete analysis of our financial results.

	First Quarter
Analysis of Operations (In millions)	2010	2009	$ Change	% Change
Net sales:
Grace Davison	$418.2	$477.8	$(59.6)	(12.5)%

Refining Technologies	171.9	276.7	(104.8)	(37.9)%
Materials Technologies	161.0	134.0	27.0	20.1%
Specialty Technologies	85.3	67.1	18.2	27.1%

Grace Construction Products	196.7	204.3	(7.6)	(3.7)%

Americas	104.3	111.8	(7.5)	(6.7)%
Europe	59.3	62.9	(3.6)	(5.7)%
Asia Pacific	33.1	29.6	3.5	11.8%

Total Grace net sales	$614.9	$682.1	$(67.2)	(9.9)%

Net sales by region:
North America	$202.5	$259.0	$(56.5)	(21.8)%
Europe Middle East Africa	246.9	247.0	(0.1)	(0.0)%
Asia Pacific	102.5	121.2	(18.7)	(15.4)%
Latin America	63.0	54.9	8.1	14.8%

Total net sales by region	$614.9	$682.1	$(67.2)	(9.9)%

Adjusted EBIT(A)(B)(C):
Grace Davison segment operating income	$87.7	$40.0	$47.7	119.3%
Grace Construction Products segment operating income	15.6	12.4	3.2	25.8%
Corporate support functions (including performance based compensation)	(14.1)	(14.8)	0.7	4.7%
Other corporate costs (including environmental remediation)	(5.1)	(1.6)	(3.5)	NM
Defined benefit pension expense(C)	(19.8)	(21.9)	2.1	9.6%

Adjusted EBIT	64.3	14.1	50.2	NM
Chapter 11- and asbestos-related costs, net	(12.5)	(48.3)	35.8	74.1%
Restructuring expenses and related asset impairments(E)	(2.2)	(19.1)	16.9	88.5%
Interest expense	(9.9)	(9.2)	(0.7)	(7.6)%
Interest income of non-Debtor subsidiaries	0.1	0.2	(0.1)	(50.0)%
Benefit from income taxes	16.5	23.4	(6.9)	(29.5)%

Net income (loss) attributable to W. R. Grace & Co. shareholders	$56.3	$(38.9)	$95.2	NM

Diluted EPS (GAAP)	$0.76	$(0.54)	$1.3	NM

Adjusted EPS (non-GAAP)	$0.50	$0.12	$0.38	NM

	First Quarter
Analysis of Operations (In millions)	2010	2009	$ Change	% Change
Key financial measures:
Adjusted EBIT	$64.3	$14.1	$50.2	NM
Depreciation and amortization	29.5	27.5	2.0	7.3%

Adjusted EBITDA	$93.8	$41.6	$52.2	125.5%
Gross profit percentage:
Grace Davison	35.0%	22.1%	NM	12.9pts
Grace Construction Products	34.7%	32.2%	NM	2.5pts
Total Grace	34.8%	25.0%	NM	9.8pts
Operating margin as a percentage of sales(B)(C)(E):
Grace Davison segment operating income	21.0%	8.4%	NM	12.6pts
Grace Construction Products segment operating income	7.9%	6.1%	NM	1.8pts
Adjusted EBIT	10.5%	2.1%	NM	8.4pts
Adjusted EBITDA	15.3%	6.1%	NM	9.2pts

	First Quarter
Analysis of Operations (In millions)	2010	2009	$ Change	% Change
Calculation of Adjusted Operating Cash Flow:
Net income (loss) attributable to W. R. Grace & Co. shareholders	$56.3	$(38.9)	$95.2	NM
Chapter 11- and asbestos-related costs, net	12.5	48.3	(35.8)	(74.1)%
Benefit from income taxes	(16.5)	(23.4)	6.9	29.5%
Restructuring expenses and related asset impairments(E)	2.2	19.1	(16.9)	(88.5)%
Interest expense and related financing costs	9.9	9.2	0.7	7.6%
Interest income of non-Debtor subsidiaries	(0.1)	(0.2)	0.1	50.0%

Adjusted EBIT	64.3	14.1	50.2	NM
Depreciation and amortization	29.5	27.5	2.0	7.3%

Adjusted EBITDA	93.8	41.6	52.2	125.5%
Defined benefit pension expense	19.8	21.9	(2.1)	(9.6)%
Change in net working capital	(6.6)	99.5	(106.1)	(106.6)%
Change in other assets and liabilities	(60.4)	(77.0)	16.6	21.6%
Capital expenditures	(17.9)	(16.6)	(1.3)	(7.8)%

Adjusted Operating Cash Flow	$28.7	$69.4	$(40.7)	(58.6)%

	Four Quarters Ended March 31,
Analysis of Operations (In millions)	2010	2009
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$279.2	$242.1
Invested Capital:
Trade accounts receivable	385.5	407.4
Inventories	237.0	288.6
Accounts payable	(196.3)	(215.3)

	426.2	480.7
Other current assets	88.7	77.2
Properties and equipment, net	668.2	680.5
Goodwill and other intangible assets	114.4	113.5
Investments in unconsolidated affiliates	50.6	7.4
Other assets	106.6	140.2
Other current liabilities	(237.0)	(251.0)
Other liabilities	(55.6)	(64.2)

Total invested capital(D)	$1,162.1	$1,184.3

Adjusted EBIT Return On Invested Capital	24.0%	20.4%

Amounts may not add due to rounding.

Note A:	Adjusted EBIT means net income adjusted for interest income and expense, income taxes, Chapter 11- and asbestos-related costs, net, restructuring expenses and related asset impairments and gains and losses on sales of product lines and other investments.
Note B:	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.
Note C:
Defined benefit pension expense includes all defined benefit pension expense of Grace. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.
Note D:	Total invested capital excludes the cash value of life insurance policies, net of policy loans of $4.4 and $4.2 million in other assets in 2010 and 2009, respectively.
Note E:
Restructuring expenses represent charges related to our operating segments as follows: For the three months ended March 31, 2010, Grace Davison $1.4 million, Grace Construction Products $0.6 million, and Corporate $0.2 million. For the three months ended March 31, 2009, Grace Davison $11.7 million, Grace Construction Products $4.7 million, and Corporate $2.7 million. These charges are not included in segment operating income in the above chart.

NM—Not Meaningful

        The following tables presents our sales, gross profit, gross profit percentage, selling general and administrative expenses, and research and development expenses excluding ART for the prior year quarter:

	Three Months Ended March 31,
Total Grace—excluding ART (In millions)	2010	2009	$ Change	% Change
Sales:
North America	$202.5	$215.9	$(13.4)	(6.2)%
Europe Middle East Africa	246.9	227.1	19.8	8.7%
Asia Pacific	102.5	89.2	13.3	14.9%
Latin America	63.0	53.3	9.7	18.2%

Total Sales	$614.9	$585.5	$29.4	5.0%

Gross profit	$213.7	$165.4	$48.3	29.2%
Gross profit percentage	34.8%	28.2%	NM	6.6 pts
Selling, general and administrative expenses	$121.0	$144.8	(23.8)	(16.4)%
Research and development expenses	$15.3	$15.8	$(0.5)	(3.2)%

	Three Months Ended March 31,
Grace Davison operating segment—excluding ART (In millions)	2010	2009	$ Change	% Change
Sales:
Refining Technologies	$171.9	$180.1	$(8.2)	(4.6)%
Materials Technologies	161.0	134.0	27.0	20.1%
Specialty Technologies	85.3	67.1	18.2	27.1%

Total Sales	$418.2	$381.2	$37.0	9.7%

Gross profit	$146.4	$100.6	$45.8	45.5%
Gross profit percentage	35.0%	26.4%	NM	8.6pts

Grace Overview

        Following is an overview of our financial performance for the first quarter as compared to the prior year quarter.

Net Sales

Grace Net Sales
($ in millions)

        The following table identifies the year-over-year increase or decrease in sales attributable to changes in sales volume, product price and/or mix, and the impact of currency translation. The prior year quarter numbers have been adjusted to reflect the ART deconsolidation.

	Three Months Ended March 31, 2010 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2009
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	5.9%	1.1%	2.7%	9.7%
Grace Construction Products	(6.3)%	(1.0)%	3.6%	(3.7)%
Net sales	1.6%	0.4%	3.0%	5.0%
By Region:
North America	(4.3)%	(2.4)%	0.5%	(6.2)%
Europe Middle East Africa	2.6%	0.6%	5.5%	8.7%
Asia Pacific	6.8%	2.5%	5.6%	14.9%
Latin America	12.5%	6.8%	(1.1)%	18.2%

        Sales increased 5.0% overall and 23.2% in emerging regions compared with the prior year quarter, excluding sales of the ART joint venture from both periods. Emerging regions represented 30.9% of sales in the first quarter. As reported, sales were $614.9 million compared with $682.1 million in the prior year quarter. Sales for the prior year quarter include $96.6 million of sales of the ART joint venture deconsolidated in December 2009. The sales increase was due to favorable currency translation (3.0%), higher sales volumes (1.6%), and price increases (0.4%). As reported, sales decreased 9.9% reflecting the deconsolidation of ART in December 2009.

Adjusted EBIT

Grace
Adjusted EBIT
($ in millions)

        Adjusted EBIT was $64.3 million in the first quarter compared with $14.1 million in the prior year quarter. The increase was primarily due to the improvement in gross profit percentage from the prior year quarter and the benefit of the cost reduction actions completed in 2009. The improvement in gross profit percentage was primarily due to a decrease in certain raw materials and energy costs and lower factory overhead expenses resulting primarily from the 2009 restructurings. Adjusted EBIT margin was 10.5% compared with 2.1% in the prior year quarter and 8.9% in the fourth quarter of 2009.

Adjusted Operating Cash Flow

Adjusted Operating Cash Flow
($ in millions)

        Adjusted Operating Cash Flow was $28.7 million for the first quarter, compared with $69.4 million in the prior year quarter. The first quarter of 2009 benefited from $99.5 million in net working capital reductions. Net working capital days increased by 2 days at March 31, 2010 to 54 days as compared to December 31, 2009, and decreased 19 days as compared to March 31, 2009.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31, 2010
	Pre-Tax	Tax	After-Tax Actual Rate	Per Share
Diluted Earnings Per Share (GAAP)				$0.76
Restructuring charges and related asset impairments	$2.2	$0.8	$1.4	0.02
Chapter 11- and asbestos-related costs, net	12.5	3.6	8.9	0.12
Discrete tax items:
Adjustments to uncertain tax positions		12.9	(12.9)	(0.17)
U.S. federal income tax settlement		16.9	(16.9)	(0.23)

Adjusted EPS (non-GAAP)				$0.50

	Three Months Ended March 31, 2009
	Pre-Tax	Tax	After-Tax Actual Rate	Per Share
Diluted Earnings Per Share (GAAP)				$(0.54)
Restructuring charges and related asset impairments	$19.1	$5.1	$14.0	0.19
Chapter 11- and asbestos-related costs, net	48.3	15.2	33.1	0.46
Discrete tax items:
Adjustments to uncertain tax positions		(0.7)	0.7	0.01

Adjusted EPS (non-GAAP)				$0.12

Adjusted EBIT Return On Invested Capital

Adjusted EBIT Return On Invested Capital
(trailing four quarters)

        Adjusted EBIT Return on Invested Capital increased to 24.0% on a trailing four quarter basis from 20.4% on the same basis in the prior year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the first quarter as compared to the prior year quarter.

Net Sales—Grace Davison

Grace Davison Net Sales
($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended March 31,
(In millions)	2010	2009	$ Change	% Change
Refining Technologies	$171.9	$276.7	$(104.8)	(37.9)%
Materials Technologies	161.0	134.0	27.0	20.1%
Specialty Technologies	85.3	67.1	18.2	27.1%

Total Grace Davison Sales	$418.2	$477.8	$(59.6)	(12.5)%

        Sales of Grace Davison for the first quarter were up 9.7% overall and 27.9% in emerging regions compared with the prior year quarter, excluding ART sales from both periods. The sales increase was due to higher sales volumes (5.9%), favorable currency translation (2.7%) and price increases (1.1%). As reported, first quarter sales decreased 12.5% from $477.8 million in the prior year quarter.

        Refining Technologies—sales of refining catalysts and chemical additives used by petroleum refineries were $171.9 million in the first quarter, down 4.6% from the prior year quarter, excluding ART sales from both periods. Sales were unfavorably affected by lower sales volumes, partly offset by favorable currency translation. As reported, first quarter sales decreased 37.9% from $276.7 million in the prior year quarter.

        The refining industry has been adversely affected by decreased demand for refined products and margins that have been near historic lows. These conditions, together with a contraction in the difference between the cost of light and heavy crude oil, has adversely impacted the short-term demand for our catalysts. In response to current refining industry conditions, we introduced three new products in the first quarter to ensure our product portfolio continued to meet the industry's needs for value performance, ultra-high activity, and maximum resid reduction.

        We manage our ART hydroprocessing catalysts joint venture with Chevron through our Refining Technologies product group; however, since ART is accounted for using the equity method, ART's sales are excluded from our sales.

        Materials Technologies—sales of engineered materials, coatings and sealants used in many industrial, consumer and packaging applications were $161.0 million in the first quarter, up 20.1% from the prior year quarter. Sales were favorably affected by improved customer demand for industrial and consumer goods in all regions. Sales volumes grew strongest in emerging regions where sales increased 30.5% compared with the prior year quarter.

        Specialty Technologies—sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $85.3 million in the first quarter, up 27.1% from the prior year quarter driven by increased sales volume and favorable currency translation. Sales of polyolefin catalysts grew 43.4% in the first quarter primarily due to increasing customer demand, growth in emerging regions and new products such as the POLYTRAK® and SIRIUS® polyolefin catalysts. The award-winning REVELERIS® flash chromatography system also contributed to new product growth.

Segment Operating Income (SOI) and Margin

Grace Davison
SOI and Margin—Quarter
($ in millions)

        Segment operating income (excluding restructuring costs from both periods) for the first quarter was $87.7 million compared with $40.0 million in the prior year quarter, a 119.3% increase, driven primarily by higher sales volumes, lower fixed and variable manufacturing costs, better operational productivity and higher income from ART. Gross profit percentage for the first quarter was 35.0% compared with 22.1% in the prior year quarter and 37.1% in the fourth quarter of 2009. Segment operating margin for the first quarter was 21.0% compared with 8.4% in the prior year quarter and 20.0% in the fourth quarter of 2009. Income from ART increased from the prior year quarter on good sales volumes and significantly improved gross profit percentage.

        In response to the global economic slowdown which began in late 2008, we implemented a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. As the global economy recovered and demand for our products improved, we increased production rates at our manufacturing operations, which provided leverage on our fixed costs and improved our margin 9.0 percentage points.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the first quarter as compared to the prior year quarter.

Net Sales-Grace Construction Products

Grace Construction Products Net Sales
($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended March 31,
(In millions)	2010	2009	$ Change	% Change
GCP Americas	$104.3	$111.8	$(7.5)	(6.7)%
GCP Europe*	59.3	62.9	(3.6)	(5.7)%
GCP Asia Pacific	33.1	29.6	3.5	11.8%

Total GCP Sales	$196.7	$204.3	$(7.6)	(3.7%)

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	Three Months Ended March 31,
(In millions)	2010	2009	$ Change	% Change
Specialty Construction Chemicals	$124.6	$127.2	$(2.6)	(2.0)%
Specialty Building Materials	72.1	77.1	(5.0)	(6.5)%

Total GCP Sales	$196.7	$204.3	$(7.6)	(3.7)%

        First quarter sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals, or SCC, products and Specialty Building Materials, or SBM, products used in commercial, infrastructure and residential construction, were $196.7 million, down 3.7% from the prior year quarter. The sales decrease was due to lower sales volumes (6.3%) and prices (1.0%), partly offset by favorable currency translation (3.6%). Weak sales of SCC products in North America and Europe were partly offset by overall growth in emerging regions. Sales grew 12.2% in emerging regions compared with the prior year quarter.

        First quarter construction trends varied significantly across regions and within the quarter. Overall construction spending continued to grow in emerging regions such as China, India, and Latin America. Additionally, overall construction spending in countries located in southeast Asia, including Singapore, Thailand, and Vietnam continued to grow. In the United States and certain countries in Western and Eastern Europe, construction spending decreased in the first quarter. Preliminary industry data indicates that first quarter commercial construction starts in the U.S. were down 34% from the prior year quarter, and preliminary industry data on the U.S. infrastructure segment indicates that first quarter spending was approximately 4% below the prior year quarter. U.S. Census Bureau data shows that first quarter residential housing starts improved from an extremely low base, increasing 17% from the prior year quarter.

        GCP Americas    sales to customers in the Americas were $104.3 million in the first quarter, down 6.7% from the prior year quarter primarily due to lower customer demand for SCC products in North America. During the first quarter, North America residential construction starts and non-residential construction volume decreased resulting in a decline in cement, concrete and building materials consumption from the prior year quarter. In response to declines in cement and concrete consumption, many of our customers have reduced their production. North America infrastructure project spending has been less affected by the current environment than residential and commercial construction.

        In Latin America, sales increased by 19.3% primarily due to better pricing, new customer sales and better product penetration.

        GCP Europe    sales to customers in Western and Eastern Europe, the Middle East, Africa and India were $59.3 million in the first quarter, down 5.7% from the prior year quarter. Customer demand remained weak in key markets in the region, especially for SCC products. Many of our customers across Europe have reduced their production, with Spain, Ireland and Turkey experiencing the largest declines.

        The Middle East, in recent years one of the world's most dynamic construction markets, has been similarly affected by the change in global economic conditions. Major construction projects have been delayed or halted since the first quarter of 2009, resulting in reduced cement, concrete and building materials consumption. Sales in the Middle East for the first quarter decreased from the prior year quarter due primarily to a decline in demand.

        GCP Asia Pacific    sales to customers in Asia (excluding India), Australia and New Zealand were $33.1 million in the first quarter, up 11.8% from the prior year quarter. Sales of SCC products were favorably affected by sales to new customers. Sales increased in most countries, partially offset by a decrease in sales in Korea and China. GCP Asia Pacific consists of economies that include both developed and emerging markets. We are continuing to invest in China and other emerging markets by building new plants to expand our presence and build demand for our SCC and SBM products while maintaining our position in other areas of the region.

Segment Operating Income (SOI) and Margin

Grace Construction Products
SOI and Margin—Quarter
($ in millions)

        Gross profit percentage for the first quarter was 34.7% compared with 32.2% in the prior year quarter and 36.0% in the fourth quarter of 2009. The improvement in gross profit percentage was mainly due to lower raw material costs partially offset by volume and price.

        Segment operating income for the first quarter was $15.6 million compared with $12.4 million for the prior year quarter, a 25.8% increase. The increase was driven by cost savings from restructuring activities in the first and second quarters of 2009 and favorable raw material costs. Segment operating margin in the first quarter was 7.9% compared with 6.1% in the prior year quarter and 9.9% in the fourth quarter 2009.

        In response to slowing demand for our products in 2008 and 2009, we implemented cost reduction and restructuring actions in all geographic regions. We designed these actions to provide sustainable improvement in our gross profit and segment operating margins. These actions included workforce reductions, curtailed operating schedules and geographic optimization of production. Notwithstanding these actions, we have continued to invest in growth regions, such as Latin America, Middle East, India, and Asia Pacific, and research and development to support both product groups.

Corporate Overview

Corporate Operating Expenses
($ in millions)

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, information technology and incentive compensation related to corporate functions), and other corporate costs such as insurance premiums and professional fees. Corporate support function costs (including performance based compensation) decreased by $0.7 million (4.7%) in the first quarter compared with the prior year quarter due to the savings realized from the 2009 restructuring activities. Other corporate costs (including environmental remediation) increased by $3.5 million in the first quarter compared with the prior year quarter primarily due to costs related to the settlement of a commercial dispute.

Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to Grace Davison, Grace Construction Products, and corporate employees.

        Defined benefit pension expense for the first quarter was $19.8 million compared with $21.9 million for the prior year quarter, a 9.6% decrease. The decrease in costs was primarily attributable to strong pension plan asset performance in 2009. Based on the most recent analysis, 2010 pension expense is expected to be approximately 5% below 2009 levels.

Chapter 11- and Asbestos-Related Activities

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended March 31,
(In millions)	2010	2009	$ Change	% Change
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses net of interest income	$6.5	$10.0	$(3.5)	(35.0)%
Legal defense costs	—	24.6	(24.6)	(100.0)%
Asbestos administration costs	1.6	1.9	(0.3)	(15.8)%
Provision for environmental remediation related to asbestos	—	2.2	(2.2)	(100.0)%
D&O insurance costs related to Chapter 11	0.9	0.8	0.1	12.5%
Chapter 11 financing related(A):
Translation effects—intercompany loans	21.2	16.3	4.9	30.1%
Value of currency contracts—intercompany loans	(19.3)	(8.4)	(10.9)	(129.8)%
Certain other currency translation costs, net	1.6	2.0	(0.4)	(20.0)%
COLI income net	—	(1.1)	1.1	100.0%

Chapter 11- and asbestos-related costs, net	$12.5	$48.3	$(35.8)	(74.1)%

Note A:	Due to the bankruptcy, we have had significant intercompany loans between our non-U.S. subsidiaries and our U.S. debtor subsidiaries that are not related to our operating activities. In addition, we have accumulated significant cash during the bankruptcy. We expect the intercompany loans to be paid when we emerge from bankruptcy, and we expect to use excess cash balances to fund a significant portion of our emergence from bankruptcy. Accordingly, we categorize income and expense items related to the intercompany loans and the cash balances as Chapter 11- and asbestos-related costs, net.

        The decrease in Chapter 11- and asbestos-related costs, net for the first quarter compared with the prior year quarter was primarily due to a decrease in Chapter 11-related activity and lower legal defense costs compared with 2009.

Interest Expense

        Interest expense for the first quarter increased compared with the prior year quarter. The increase in interest expense is due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the first quarter and the prior year quarter were 3.5% and 3.4%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision (benefit) at the federal corporate rate of 35% for the first quarter and prior year quarter would have been $13.9 million and $(21.7) million, respectively. The primary differences in each period between these amounts and the recorded provision (benefit) for income taxes, $(16.5) million and $(23.4) million, respectively, are discrete adjustments related to provisions for tax contingencies, the non-deductibility of certain Chapter 11 expenses and tax rate differences in foreign jurisdictions.

        See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2010. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. Based on current liquidity and our projections of 2010 cash flow, we expect to require new financing of up to $800 million to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. Goldman Sachs and Deutsche Bank have been selected as our lead lenders and, in February 2010, we entered into engagement letters with these banks. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the amount of our available cash resources, including net cash from our operating and investing activities prior to emergence, and the final resolution costs for our outstanding claims and contingent liabilities. In preparation for emergence, in 2009, we repatriated approximately $173 million from our non-US subsidiaries to fund payment of bankruptcy claims. In addition, our principal U.S. subsidiary holds a loan of approximately $334.8 million from a foreign subsidiary. We expect that all or a substantial portion of this loan will be repaid at the time of emergence.

Cash Resources and Available Credit Facilities

        At March 31, 2010, we had available liquidity of $844.0 million, consisting of $782.9 million in cash and cash equivalents (approximately $573.2 million in the U.S.), and approximately $61.1 million of available credit under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At March 31, 2010, we held $77.0 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

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

        The following table summarizes our non-U.S. credit facilities as of March 31, 2010:

Credit Facilities (In millions)	Maximum Borrowing Amount	Amount Available	Expiration Date
Country
Germany	$67.2	$49.9	12/31/11
Germany	16.1	2.2	5/31/10
Other Countries	13.5	9.0	Various thru 2011

Total	$96.8	$61.1

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In millions)	2010	2009
Net cash provided by (used for) operating activities	$(5.6)	$54.7
Net cash provided by (used for) investing activities	(94.9)	59.8
Net cash provided by (used for) financing activities	(3.7)	(12.9)
Effect of currency exchange rate changes on cash and cash equivalents	(5.9)	(8.0)

Increase (decrease) in cash and cash equivalents	(110.1)	93.6
Cash and cash equivalents, beginning of period	893.0	460.1

Cash and cash equivalents, end of period	$782.9	$553.7

        Net cash used for operating activities for the first quarter was $5.6 million compared with $54.7 million provided by operating activities for the prior year period. During the prior year quarter we reduced working capital by $82.4 million.

        Net cash used for investing activities for the first quarter was $94.9 million, compared with $59.8 million provided by investing activities for the prior year period. The use of cash for investing activities in the first quarter is primarily due to a transfer of $77.0 million to restricted cash and cash equivalents related to the new letter of credit facility. On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support existing and new financial assurances. The transfer of cash relates to a requirement of cash collateral for the credit facility.

Debt and Other Contractual Obligations

        Total debt outstanding at March 31, 2010 was $893.1 million, including $363.3 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.8 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2010. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $3.4 million and $2.8 million for the first quarter and prior year quarter, respectively.

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

        We intend to satisfy obligations under our U.S. advance-funded plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974, known generally as ERISA. We have obtained bankruptcy court approval to fund all minimum required payments under the plans through April 2010. In that regard, we contributed approximately $38 million in 2009, approximately $9 million in January 2010 and approximately $10 million in April 2010 to the trusts that hold assets of the U.S. advance-funded plans. While we intend to continue to fund all minimum required payments under the U.S. advance-funded plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans. We expect to fund our U.S. advance-funded plans with approximately $46 million in 2010 based on funding requirements determined in mid-2009. We do not expect our emergence from Chapter 11 to have a direct impact on our accounting for, or funding of, our U.S. advance-funded plans.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $3.2 million to these plans during the first quarter.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Projected benefit obligation	$189.4	$214.2	$1,065.3	$1,040.4	$277.5	$276.5
Fair value of plan assets	220.8	250.9	708.2	668.2	—	—

Funded status (PBO basis)	$31.4	$36.7	$(357.1)	$(372.2)	$(277.5)	$(276.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by

$31.4 million as of March 31, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $357.1 million as of March 31, 2010. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $277.5 million at March 31, 2010 is unfunded. The combined balance of the underfunded and unfunded plans was $634.6 million as of March 31, 2010 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.5 million in "other current liabilities;" $516.2 million included in "underfunded and unfunded defined benefit pension plans", of which $357.1 million relates to underfunded plans and $159.1 million relates to unfunded plans; and $105.9 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2009 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2010, we did not change the discount rate for the U.S. qualified pension plans from the 5.75% rate in effect at December 31, 2009. We also evaluated the current discount rates for the pension plans in the U.K., Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2009. Based on review of the yield curve analyses for these plans as of March 31, 2010, we changed the discount rate for the U.K. from 5.75% at December 31, 2009 to 5.50% at March 31, 2010, for Germany from 5.25% at December 31, 2009 to 4.75% at March 31, 2010, and for Canada from 6.25% at December 31, 2009 to 6.00% at March 31, 2010. The funded status as of March 31, 2010 reflects a decrease in total assets of approximately $5 million and an increase in total liabilities of approximately $11 million as compared to December 31, 2009, resulting from the change in discount rates. After tax effects, total assets decreased from December 31, 2009 to March 31, 2010 by approximately $1 million, total liabilities increased by approximately $11 million and shareholders' equity decreased by approximately $12 million.

        Assets available to fund the PBO of the U.S. advance-funded plans at March 31, 2010 were approximately $677 million, up $19 million from December 31, 2009, primarily as a result of equity market returns.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2010	2009
U.S. advance-funded plans	$8.8	$7.6
U.S. pay-as-you-go plans	1.3	1.3
Non-U.S. advance-funded plans	1.4	1.2
Non-U.S. pay-as-you-go plans	1.8	1.6

Total Cash Contributions	$13.3	$11.7

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $0.6 million during the first quarter, compared with $0.9 million in the prior year quarter. We received Medicare subsidy payments of $1.4 million and $2.2 million during the first quarter and prior year quarter, respectively. Our recorded liability for postretirement benefits of $71.1 million at March 31, 2010 is stated at net present value discounted at 5.50%. Under our proposed Joint Plan, these benefits would continue.

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

        See Note 7 to the Consolidated Financial Statements and "Income Taxes" above for further discussion of our tax accounting and tax contingencies.

Highly Inflationary Economy

        In the first quarter of 2010, Venezuela's economy was determined to be highly inflationary when the blended CPI/NCPI cumulative three-year inflation rate exceeded 100%. Beginning in the first quarter of 2010, we are accounting for the results of our Venezuela operations as highly inflationary. We have remeasured our December 31, 2009 Venezuelan balance sheet into our functional currency (USD) and any translation impact has been charged to earnings. The impact of this change was immaterial to our results of operations.

        In January 2010, the Venezuelan government announced a devaluation of the bolivar in an effort to stabilize the economy. Venezuela announced that the fixed official rate would be devalued from the official exchange rate in place since 2005 of 2.15 per USD to a dual rate that sets the bolivar at 4.30 per USD for non-essential items and 2.60 per USD for food, medical supplies and machinery. We expect to primarily use the official rate of 4.30 to record our bolivar denominated transactions in 2010. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our first quarter 2010 sales. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

Other Contingencies

        See Note 10 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Critical Accounting Estimates

        See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting estimates.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2009, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of March 31, 2010, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Notes 2, 3 and 10 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.

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

W. R. GRACE & CO. (Registrant)
Date: May 6, 2010	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: May 6, 2010	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit List

Exhibit No.	Description of Exhibit
15	Accountants' Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002