Form 10-Q
period 2010-06-30
W R GRACE & CO
filed 2010-08-05
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $0.01 par value per share	72,780,142 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2010, the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of equity (deficit) and of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, equity (deficit), comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern.

PricewaterhouseCoopers LLP
McLean, Virginia
August 5, 2010

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$685.0	$711.0	$1,299.9	$1,393.1
Cost of goods sold	440.5	467.9	841.6	979.6

Gross profit	244.5	243.1	458.3	413.5
Selling, general and administrative expenses	129.8	139.4	252.3	289.1
Restructuring expenses and related asset impairments	1.2	5.9	3.4	25.0
Research and development expenses	14.8	17.6	30.1	36.2
Defined benefit pension expense	18.4	20.5	38.3	42.4
Interest expense and related financing costs	11.0	9.6	20.9	18.8
Provision for environmental remediation	—	—	—	0.7
Chapter 11 expenses, net of interest income	4.3	8.0	10.8	18.0
Equity in (earnings) losses of unconsolidated affiliates	(6.2)	0.7	(11.3)	0.6
Other (income) expense, net	(0.1)	1.9	2.3	5.4

Total costs and expenses	173.2	203.6	346.8	436.2

Income (loss) before income taxes	71.3	39.5	111.5	(22.7)
Benefit from (provision for) income taxes	(20.3)	(16.8)	(3.9)	6.6

Net income (loss)	51.0	22.7	107.6	(16.1)
Less: Net income attributable to noncontrolling interests	—	(3.4)	(0.4)	(3.5)

Net income (loss) attributable to W. R. Grace & Co. shareholders	$51.0	$19.3	$107.2	$(19.6)

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss) attributable to W. R. Grace & Co. shareholders	$0.70	$0.27	$1.48	$(0.27)
Weighted average number of basic shares	72.7	72.2	72.6	72.2
Diluted earnings per share:
Net income (loss) attributable to W. R. Grace & Co. shareholders	$0.69	$0.26	$1.44	$(0.27)
Weighted average number of diluted shares	74.4	72.9	74.5	72.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$107.6	$(16.1)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	59.7	56.4
Equity in (earnings) losses of unconsolidated affiliates	(11.3)	0.6
Provision for (benefit from) income taxes	3.9	(6.6)
Income taxes (paid), net of refunds	(13.6)	0.4
Defined benefit pension expense	38.3	42.4
Payments under defined benefit pension arrangements	(26.8)	(24.1)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(49.2)	10.7
Inventories	(33.7)	80.4
Accounts payable	35.6	(8.8)
Other accruals and non-cash items	(27.2)	(16.7)

Net cash provided by operating activities	83.3	118.6

INVESTING ACTIVITIES
Capital expenditures	(42.2)	(36.5)
Transfer to restricted cash and cash equivalents related to letter of credit facility	(81.5)	—
Proceeds from termination of life insurance policies, net of investing activities	—	68.8
Proceeds from sales of investment securities and debt securities	—	8.3
Other investing activities	0.5	4.0

Net cash provided by (used for) investing activities	(123.2)	44.6

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	—	(13.7)
Repayments under credit arrangements	(5.2)	(5.0)
Proceeds from exercise of stock options	6.8	—
Other financing activities	1.1	(0.9)

Net cash provided by (used for) financing activities	2.7	(19.6)

Effect of currency exchange rate changes on cash and cash equivalents	(14.2)	4.0

Increase (decrease) in cash and cash equivalents	(51.4)	147.6
Cash and cash equivalents, beginning of period	893.0	460.1

Cash and cash equivalents, end of period	$841.6	$607.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$841.6	$893.0
Restricted cash and cash equivalents as collateral for letter of credit facility	81.5	—
Trade accounts receivable, less allowance of $6.4 (2009—$7.9)	393.7	365.8
Accounts receivable—unconsolidated affiliate	7.0	7.4
Inventories	244.5	220.6
Deferred income taxes	57.9	61.5
Other current assets	85.3	80.4

Total Current Assets	1,711.5	1,628.7
Properties and equipment, net of accumulated depreciation and amortization of $1,590.5 (2009—$1,611.3)	650.1	690.1
Goodwill	110.0	118.6
Deferred income taxes	875.7	843.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	27.7	36.7
Investments in unconsolidated affiliates	56.8	45.7
Other assets	121.5	105.0

Total Assets	$4,053.3	$3,968.2

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$5.4	$10.8
Debt payable—unconsolidated affiliate	1.9	1.8
Accounts payable	197.3	170.1
Accounts payable—unconsolidated affiliate	2.7	4.1
Other current liabilities	246.5	307.9

Total Current Liabilities	453.8	494.7
Debt payable after one year	0.6	0.4
Debt payable—unconsolidated affiliate	11.9	10.5
Deferred income taxes	30.4	34.2
Underfunded and unfunded defined benefit pension plans	594.1	530.4
Other liabilities	38.8	41.4

Total Liabilities Not Subject to Compromise	1,129.6	1,111.6
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	896.4	882.0
Income tax contingencies	102.6	117.9
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	145.4	148.4
Postretirement benefits	176.6	171.2
Other liabilities and accrued interest	132.2	127.6

Total Liabilities Subject to Compromise	3,153.2	3,147.1

Total Liabilities	4,282.8	4,258.7

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2010—72,760,097 (2009—72,283,318)	0.8	0.8
Paid-in capital	450.4	445.8
Accumulated deficit	(68.2)	(175.4)
Treasury stock, at cost: shares: 2010—4,219,663; (2009—4,696,442)	(50.2)	(55.9)
Accumulated other comprehensive loss	(571.6)	(514.5)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(238.8)	(299.2)
Noncontrolling interests	9.3	8.7

Total Equity (Deficit)	(229.5)	(290.5)

Total Liabilities and Equity (Deficit)	$4,053.3	$3,968.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$73.1	$(353.8)
Net income (loss)	—	(19.6)	—	—	3.5	(16.1)
Stock plan activity	3.1	—	—	—	—	3.1
Other comprehensive income (loss)	—	—	—	28.6	0.2	28.8
Dividends paid	—	—	—	—	(13.7)	(13.7)

Balance, June 30, 2009	$440.5	$(266.2)	$(57.4)	$(531.7)	$63.1	$(351.7)

Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)
Net income	—	107.2	—	—	0.4	107.6
Stock plan activity	4.6	—	5.7	—	—	10.3
Other comprehensive income (loss)	—	—	—	(57.1)	0.2	(56.9)

Balance, June 30, 2010	$451.2	$(68.2)	$(50.2)	$(571.6)	$9.3	$(229.5)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$51.0	$22.7	$107.6	$(16.1)

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(62.5)	(37.0)	(60.2)	6.1
Gain (loss) from hedging activities, net of income taxes	1.0	3.3	(1.2)	2.5
Currency translation adjustments	10.5	31.0	4.3	19.2
Unrealized gain on investment	—	0.8	—	0.8

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(51.0)	(1.9)	(57.1)	28.6
Total other comprehensive income (loss) attributable to noncontrolling interests	(0.1)	0.6	0.2	0.2

Total other comprehensive income (loss)	(51.1)	(1.3)	(56.9)	28.8

Comprehensive income (loss)	$(0.1)	$21.4	$50.7	$12.7

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

        Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11 Information)

        Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2009 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary to be a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the six-month interim period ended June 30, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010.

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Grace adopted the new disclosures requirements which were effective December 15, 2009 and they did not have a material effect on its Consolidated Financial Statements. See Note 6 for further discussion of ASC 820.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        On December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended and Restated Canadian ZAI Minutes of Settlement (the "Amended Settlement"), entered into by the Company, Grace Canada, Inc. and legal representatives of Canadian ZAI property damage claimants on November 16, 2009, that would settle all Canadian ZAI property damage claims and demands. Under the Amended Settlement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund of CDN$8.6 million. The effectiveness of the Amended Settlement is subject to the approval of the Bankruptcy Court. The Amended Settlement is also subject to the confirmation and effectiveness of the Joint Plan (as defined below) and will be considered null and void if the Bankruptcy Court's confirmation order is not issued on or before December 31, 2010. The Crown has filed objections to the terms of the Joint Plan based on the provisions of, and their treatment under, the Amended Settlement. The Bankruptcy Court is considering those confirmation objections.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would contribute CDN$8.6 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims would be resolved. The PD Trust would generally resolve U.S. ZAI PD Claims that qualify for payment by paying 55% of the claimed amount, but in no event would the PD Trust pay more per claim than 55% of $7,500 (as adjusted for inflation each year after the fifth anniversary of the effective date of the Joint Plan). The PD Trust would satisfy other allowed PD Claims pursuant to specified trust distribution procedures with cash payments in the allowed settlement amount. Unresolved PD Claims and future PD claims would be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

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

        The PD account would be funded with:

  •
  Approximately $147 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses, to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and CDN$8.6 million in cash to be paid by Grace pursuant to the Amended Settlement.

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately an additional $110 million. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

appropriate rate at which interest would be payable. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

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

        Approximately 6,675 non-asbestos related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's existing plans, programs, and policies regarding employee bonuses and other compensation, indemnity agreements or various medical, insurance, severance, retiree and other benefits (collectively, the "Grace Benefit Programs"). On July 3, 2010, the Bankruptcy Court entered an order disallowing the Employee Claims because: (i) Grace has continued to pay its Grace Benefit Programs obligations during the Chapter 11 Cases and intends to do so for the remainder of the Chapter 11 Cases and thereafter; and (ii) pursuant to the Joint Plan, Grace is assuming its obligations under the Grace Benefit Programs and will continue to pay all such obligations pursuant to the terms and conditions of the applicable Grace Benefit Programs. The omnibus objection to Employee Claims does not address an additional approximately 270 claims filed by employees and former employees. These remaining employee-related claims will be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of June 30, 2010, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a bankruptcy court order that was reversed by an order of the District Court on September 29, 2009. As of June 30, 2010, of the approximately 3,300 non-asbestos claims filed, approximately 1,910 have been expunged or withdrawn by claimants, approximately 1,180 have been resolved, and an additional approximately 210 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of June 30, 2010, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of June 30, 2010, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with FASB ASC 852, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of the Debtors' assets and the liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2010, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at June 30, 2010, was $1,236.9 million comprised of $115.0 million in cash from Fresenius and $1,121.9 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2010	December 31, 2009
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	864.3	850.6
Environmental contingencies	145.4	148.4
Income tax contingencies	102.6	117.9
Unfunded special pension arrangements	115.8	111.0
Postretirement benefits other than pension	71.2	69.3
Drawn letters of credit plus accrued interest	32.1	31.4
Accounts payable	31.2	31.2
Retained obligations of divested businesses	27.7	29.1
Other accrued liabilities	73.3	67.3
Reclassification to current liabilities(1)	(10.4)	(9.1)

Total Liabilities Subject to Compromise	$3,153.2	$3,147.1

(1)
As of June 30, 2010 and December 31, 2009, approximately $10.4 million and $9.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2010.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(340.2)
Expense/(income) items:
Interest on pre-petition liabilities	451.7
Employee-related accruals	91.7
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	331.1
Provision for income tax contingencies	(59.0)
Balance sheet reclassifications	(36.1)

Balance, end of period	$3,153.2

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the six month periods ended June 30, 2010 and 2009 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $110 million greater than the interest currently accrued. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Legal and financial advisory fees	$4.3	$8.0	$10.8	$18.2
Interest income	—	—	—	(0.2)

Chapter 11 expenses, net of interest income	$4.3	$8.0	$10.8	$18.0

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Six Months Ended June 30,
(In millions) (Unaudited)	2010	2009
Net sales, including intercompany	$573.2	$693.2

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	365.7	502.8
Selling, general and administrative expenses	123.9	160.7
Defined benefit pension expense	28.7	34.7
Depreciation and amortization	35.0	27.8
Chapter 11 expenses, net of interest income	10.8	18.0
Research and development expenses	17.3	18.7
Interest expense and related financing costs	20.2	18.3
Restructuring expenses	1.5	11.3
Provision for environmental remediation	—	0.7
Other income, net	(32.7)	(29.7)

	570.4	763.3

Income (loss) before income taxes and equity in net income of non-filing entities	2.8	(70.1)
Benefit from income taxes	12.0	21.2

Income (loss) before equity in net income of non-filing entities	14.8	(48.9)
Equity in net income of non-filing entities	92.4	29.3

Net income (loss) attributable to W. R. Grace & Co. shareholders	$107.2	$(19.6)

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Six Months Ended June 30,
(In millions) (Unaudited)	2010	2009
Operating Activities
Net income (loss) attributable to W. R. Grace & Co. shareholders	$107.2	$(19.6)
Reconciliation to net cash used for operating activities:
Depreciation and amortization	35.0	27.8
Equity in net income of non-filing entities	(92.4)	(29.3)
Benefit from income taxes	(12.0)	(21.2)
Income taxes (paid), net of refunds received	1.3	(2.9)
Defined benefit pension expense	28.7	34.7
Payments under defined benefit pension arrangements	(21.4)	(18.7)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(25.1)	(4.8)
Inventories	(15.9)	23.2
Accounts payable	17.0	7.5
Other accruals and non-cash items	2.6	42.3

Net cash provided by operating activities	25.0	39.0

Investing Activities
Capital expenditures	(23.9)	(21.0)
Transfer to restricted cash and cash equivalents related to letter of credit facility	(76.6)	—
Proceeds from termination of life insurance policies, net	—	68.8

Net cash provided by (used for) investing activities	(100.5)	47.8

Net cash provided by (used for) financing activities	1.6	(5.0)

Net increase (decrease) in cash and cash equivalents	(73.9)	81.8
Cash and cash equivalents, beginning of period	685.5	218.1

Cash and cash equivalents, end of period	$611.6	$299.9

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$611.6	$685.5
Restricted cash and cash equivalents as collateral for letter of credit facility	76.6	—
Trade accounts receivable, net	99.7	74.6
Accounts receivable—unconsolidated affiliate	6.5	6.4
Receivables from non-filing entities, net	62.4	64.5
Inventories	102.4	86.5
Other current assets	65.1	61.1

Total Current Assets	1,024.3	978.6
Properties and equipment, net	389.8	399.6
Deferred income taxes	833.0	808.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	332.3	388.9
Investment in non-filing entities	332.1	254.0
Overfunded defined benefit pension plans	0.2	0.2
Investment in unconsolidated affiliates	56.8	45.7
Other assets	98.1	70.3

Total Assets	$3,566.6	$3,445.8

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $2.0 due to an unconsolidated affiliate) (2009—$2.1)	$183.5	$196.8
Underfunded defined benefit pension plans	426.6	359.6
Other liabilities (including $11.9 due to an unconsolidated affiliate) (2009—$10.5)	42.0	41.4

Total Liabilities Not Subject to Compromise	652.1	597.8
Liabilities Subject to Compromise	3,153.2	3,147.1

Total Liabilities	3,805.3	3,744.9
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(238.8)	(299.2)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	(238.7)	(299.1)

Total Liabilities and Equity (Deficit)	$3,566.6	$3,445.8

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of June 30, 2010, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 395 of such claims for an aggregate allowed amount of $147 million.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of June 30, 2010 an additional 1,300 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of June 30, 2010, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at June 30, 2010, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and June 30, 2010 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The asbestos-related liability as of June 30, 2010 and December 31, 2009, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

        Grace has entered into settlement agreements, which are not dependent upon the effectiveness of the Joint Plan, with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $487 million. With respect to asbestos-related personal injury claims, these settlement agreements generally require that the claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

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

        Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's excess insurance coverage. Under these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of approximately $232 million in respect of claims for which Grace was provided coverage under the affected policies. Certain other insurers have agreed, subject to certain conditions, to reimburse the PI Trust on terms that are substantially similar

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

to the existing settlement agreements described above. Due to the open contingencies in these settlement agreements, Grace has not recorded this amount or reduced its asbestos insurance receivable balance.

        As of June 30, 2010, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage.

        Grace estimates that under the Prior Plan, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), Grace should be entitled to approximately $500 million of insurance recovery. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim, the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery under the Prior Plan may differ materially from actual amounts that ultimately may be received by Grace. Under the Joint Plan, these insurance rights will be assigned to the PI Trust.

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2010 and December 31, 2009:

(In millions)	June 30, 2010	December 31, 2009
Raw materials	$58.9	$48.8
In process	30.6	36.8
Finished products	123.8	104.6
Other	31.2	30.4

	$244.5	$220.6

Notes to Consolidated Financial Statements (Continued)

5. Debt

Components of Debt

(In millions)	June 30, 2010	December 31, 2009
Debt payable within one year	$5.4	$10.8

Debt payable after one year
Other long-term borrowings	$0.6	$0.4

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	364.3	350.6
Drawn letters of credit	25.8	25.8
Accrued interest on drawn letters of credit	6.3	5.6

	$896.4	$882.0

Weighted average interest rates on total debt	3.5%	3.4%

        On March 2, 2010, Grace terminated its debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility has been replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At June 30, 2010, Grace held $81.5 million in restricted cash and cash equivalents primarily to support this facility. As of June 30, 2010, the Debtors had no revolving loans and had $71.0 million of standby letters of credit issued and outstanding under the facility.

        At June 30, 2010, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $5.4 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At June 30, 2010, the carrying value of Grace's bank debt subject to compromise plus interest was $896.4 million. The estimated fair value of the bank debt is lower than the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At June 30, 2010, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        Grace uses fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until June 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2010, the contract volume, or notional amount, of the commodity contracts was 2.5 million British thermal units (MMBtu).

        Grace uses fixed-rate swaps to mitigate the risk of aluminum price volatility. The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until June 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2010, the contract volume, or notional amount, of the commodity contracts was 3.5 million pounds.

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

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of June 30, 2010, the total notional amount related to the remaining outstanding currency forward contracts was €247.8 million. These derivatives are not designated as hedging instruments under ASC 815.

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at June 30, 2010 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$43.5	$—	$43.5	$—
Commodity derivatives	0.1	—	0.1	—

Total Assets	$43.6	$—	$43.6	$—

Liabilities
Currency derivatives	$—	$—	$—	$—
Commodity derivatives	1.5	—	1.5	—

Total Liabilities	$1.5	$—	$1.5	$—

	Fair Value Measurements at December 31, 2009 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$4.4	$—	$4.4	$—
Commodity derivatives	0.9	—	0.9	—

Total Assets	$5.3	$—	$5.3	$—

Liabilities
Currency derivatives	$1.4	$—	$1.4	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$1.9	$—	$1.9	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at June 30, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.1	Other current liabilities	$1.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	11.6	Other current liabilities	—
Currency contracts	Other assets	31.9	Other liabilities	—

Total derivatives		$43.6		$1.5

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.9	Other current liabilities	$0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	3.1	Other current liabilities	1.4
Currency contracts	Other assets	1.3	Other liabilities	—

Total derivatives		$5.3		$1.9

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six month periods ended June 30, 2010 and 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$—
Commodity contracts	0.2	Cost of goods sold	(1.4)

Total derivatives	$0.2		$(1.4)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$32.1

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(3.4)	Cost of goods sold	(1.7)

Total derivatives	$(3.4)		$(1.6)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$51.4

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Commodity contracts	$(0.5)	Cost of goods sold	$(5.4)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(18.0)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Commodity contracts	$(8.1)	Cost of goods sold	$(11.7)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(9.6)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at June 30, 2010 and December 31, 2009.

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

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

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

7. Income Taxes

        On February 18, 2010, the Joint Committee on Taxation of the U.S. Congress ("JCT") approved the settlement relating to the carryback of remaining NOLs from 1998 to the tax years 1990 through 1996. This resulted in a refund that is still being processed by the IRS. Grace recorded a tax benefit in the amount of $16.9 million related to the settlement in March 2010. The recorded tax benefit included an estimate of interest payable to Grace that exceeds the IRS estimate by approximately $4.7 million. Grace maintains that its calculation of the interest payable to Grace is correct and is in the process of filing a claim for the additional interest amount.

        Upon receiving the JCT approval, Grace was able to reverse $15.5 million of liabilities for uncertain tax positions. Although these uncertain tax positions arose in years subsequent to the years subject to the IRS settlement, they could have been challenged because of carryover tax attributes.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $30.4 million ($22.0 million net of applicable tax benefits) and $69.8 million ($48.3 million net of applicable tax benefits) as of June 30, 2010 and December 31, 2009, respectively. The total amount of interest and penalties expensed for the quarter ended June 30, 2010 was $0.7 million ($0.5 million net of applicable tax benefits).

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	None	2006 - 2009
United States—State	1993 - 2007	2008 - 2009
Germany	2006 - 2008	2009
United Kingdom	None	2003 - 2009
Singapore	None	2002 - 2009
France	None	2007 - 2009
Canada	2002 - 2005	2006 - 2009

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $22.9 million to $50.2 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $14.6 million.

  2.
  As a result of the expected resolution of examination issues and settlements with U.S. federal and state tax authorities, Grace believes it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next twelve months by up to $20.4 million.

        As of June 30, 2010, Grace has prior-year tax credit carryforwards of $35.6 million consisting of $16.1 million of foreign tax credit carryforwards with expiration dates beginning in 2012 through 2018, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of alternative minimum tax credit carryforwards with no expiration dates. As of June 30, 2010, Grace had a valuation allowance related to foreign tax credit carryforwards of $2.4 million.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2010	December 31, 2009
Overfunded defined benefit pension plans	$27.7	$36.7
Underfunded defined benefit pension plans	(442.2)	(372.2)
Unfunded defined benefit pension plans	(151.9)	(158.2)

Total underfunded and unfunded defined benefit pension plans	(594.1)	(530.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(110.1)	(105.4)
Pension liabilities included in other current liabilities	(12.2)	(12.9)

Net funded status	$(688.7)	$(612.0)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $27.7 million as of June 30, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $442.2 million as of June 30, 2010. Additionally, Grace has several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $274.2 million at June 30, 2010 is unfunded. The combined balance of the underfunded and unfunded plans was $716.4 million as of June 30, 2010 and is presented as a liability on the Consolidated Balance Sheets as follows: $12.2 million in "other current liabilities;" $594.1 million included in "underfunded and unfunded defined benefit pension plans", of which $442.2 million relates to underfunded plans and $151.9 million relates to unfunded plans; and $110.1 million in "liabilities subject to compromise."

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

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2009 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2010, Grace decreased the discount rate for the U.S. qualified pension plans from 5.75% at December 31, 2009 to 5.25% at June 30, 2010 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2009. Based on review of the yield curve analyses for these plans as of June 30, 2010, Grace changed the discount rate for the United Kingdom from 5.75% at December 31, 2009 to 5.25% at June 30, 2010, for Germany from 5.25% at December 31, 2009 to 4.50% at June 30, 2010, and for Canada from 6.25% at December 31, 2009 to 5.75% at June 30, 2010. The funded status as of June 30, 2010 reflects a decrease in total assets of approximately $12 million and an increase in total liabilities of approximately $79 million as compared to December 31, 2009, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from December 31, 2009 to June 30, 2010 by approximately $18 million, total liabilities increased by approximately $79 million and shareholders' equity decreased by approximately $61 million.

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

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

	Three Months Ended June 30,
	2010			2009
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.1	$1.8	$—	$3.9	$1.6	$—
Interest cost	15.0	5.2	0.9	15.4	5.0	1.1
Expected return on plan assets	(13.0)	(3.4)	—	(10.8)	(3.6)	—
Amortization of prior service cost (credit)	0.3	—	(1.0)	0.2	—	(0.9)
Amortization of net deferred actuarial loss	7.1	1.3	0.1	8.0	0.8	0.1

Net periodic benefit cost	$13.5	$4.9	$—	$16.7	$3.8	$0.3

	Six Months Ended June 30,
	2010			2009
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$8.5	$3.8	$0.1	$8.2	$3.3	$0.1
Interest cost	30.8	10.7	1.8	31.5	9.9	2.2
Expected return on plan assets	(26.0)	(7.5)	—	(22.0)	(7.1)	—
Amortization of prior service cost (credit)	0.6	—	(2.0)	0.5	0.1	(2.0)
Amortization of net deferred actuarial loss	14.8	2.6	0.2	16.5	1.5	0.4

Net periodic benefit cost	$28.7	$9.6	$0.1	$34.7	$7.7	$0.7

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On July 1, 2010, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $37 million for the period from July 2010 through January 2011. In that regard, Grace contributed approximately $38 million in 2009, approximately $9 million in January 2010, approximately $10 million in April 2010 and approximately $10 million in July 2010 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three and six month periods ended June 30, 2010 were $3.1 million and $6.5 million compared with $3.1 million and $5.9 million for the prior year periods.

9. Other Balance Sheet Accounts

(In millions)	June 30, 2010	December 31, 2009
Other Assets
Patents, licenses and other intangible assets, net	$53.4	$61.5
Fair value of currency forward contracts	31.9	1.3
Deferred charges	27.2	29.1
Other assets	9.0	13.1

	$121.5	$105.0

Other Current Liabilities
Accrued compensation	$66.0	$101.0
Customer volume rebates	25.8	33.0
Income tax payable	21.0	23.9
Accrued Chapter 11 reorganization expenses	9.2	15.7
Accrued commissions	8.7	11.6
Deferred tax liability	8.6	6.0
Fair value of currency forward and commodity contracts	1.5	1.9
Other accrued liabilities	105.7	114.8

	$246.5	$307.9

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

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

        At June 30, 2010, Grace's estimated liability for environmental investigative and remediation costs totaled $145.4 million, as compared with $148.4 million at December 31, 2009. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the six months ended June 30, 2010 and 2009 were $3.0 million and $3.8 million, respectively.

Vermiculite Related Matters

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2010 and December 31, 2009 was $50.5 million and $51.6 million, respectively, excluding interest where applicable and is recorded in Environmental Contingencies in the Consolidated Balance Sheets. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        During 2009, Grace learned that the U.S. Environmental Protection Agency ("EPA") may reinvestigate approximately 100 former or currently operating plants at which vermiculite concentrate from the Grace-owned Libby vermiculite mine was expanded. Of these expansion plants, seven are currently owned by Grace. Grace is unable to determine the possible results of any reinvestigation and whether it may result in additional claims by EPA. The estimated obligation as of June 30, 2010 does not include any costs in respect of this reinvestigation or any additional EPA claims, which costs if any, are not currently estimable.

Non-Vermiculite Related Matters

        At June 30, 2010 and December 31, 2009, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $94.9 million and $96.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described below. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2010, Grace had gross financial assurances issued and outstanding of $250.0 million, comprised of $116.9 million of surety bonds issued by various insurance companies and $133.1 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 5, $71.0 million of these financial assurances have been issued under the letter of credit facility.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2010.

11. Restructuring Expenses

        In the second quarter of 2010, Grace took cost reduction and restructuring actions to further improve productivity. Grace accrued $1.2 million of restructuring expenses related to Grace Construction Products during the second quarter 2010, compared to $2.2 million ($1.4 million in Grace Davison, $0.6 million in Grace Construction Products, and $0.2 million in Corporate) during the first quarter 2010. The second quarter restructuring actions consisted of an involuntary program that reduces total employment by 28 employees in North America, Europe and Asia Pacific combined. Grace expects substantially all costs related to the 2009 restructuring programs to be paid by December 31, 2010, while substantially all the 2010 restructuring related costs are expected to be paid by December 31, 2011. Additionally, Grace expects to take further restructuring charges of approximately $5 million in the second half of 2010.

Restructuring Liability Rollforward (In millions)	Total
Balance at January 01, 2008	$—
Accrual for severance and other employee related costs	5.2
Payments	(4.5)

Balance at December 31, 2008	0.7
Accrual for severance and other employee related costs	29.6
Payments	(17.5)
Currency Translation and other	0.7

Balance at December 31, 2009	13.5
Accrual for severance and other employee related costs	3.4
Payments	(5.5)
Currency Translation and other	(0.6)

Balance at June 30, 2010	$10.8

	Three Months Ended June 30,		Six Months Ended June 30
Employee Reduction by Operating Segment	2010	2009	2010	2009
Grace Davison	—	33	9	183
Grace Construction Products	28	104	60	214
Corporate	—	—	16	40

Total	28	137	85	437

Notes to Consolidated Financial Statements (Continued)

12. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Translation effects—intercompany loans	$33.0	$(18.1)	$54.2	$(1.8)
Value of currency forward contracts—intercompany loans	(32.3)	17.7	(51.5)	9.3
Other currency transaction effects	0.2	2.9	1.8	4.1
Interest income	(0.2)	(0.6)	(0.4)	(0.7)
Net income from life insurance policies	—	(0.2)	—	(1.2)
Net gain on sales of investments and disposals of assets	(0.8)	(1.6)	(0.3)	(3.0)
Other miscellaneous (income) expense	—	1.8	(1.5)	(1.3)

Total other (income) expense, net	$(0.1)	$1.9	$2.3	$5.4

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six month periods ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.3	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.5	(2.9)	5.6
Other changes in funded status	(103.2)	35.5	(67.7)

Benefit plans, net	(95.4)	32.9	(62.5)
Gain (loss) from hedging activities	1.6	(0.6)	1.0
Currency translation adjustments	10.5	—	10.5

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(83.3)	$32.3	$(51.0)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.4)	$0.5	$(0.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	17.6	(6.0)	11.6
Other changes in funded status	(106.8)	35.9	(70.9)

Benefit plans, net	(90.6)	30.4	(60.2)
Gain (loss) from hedging activities	(1.8)	0.6	(1.2)
Currency translation adjustments	4.3	—	4.3

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(88.1)	$31.0	$(57.1)

Three Months Ended June 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.2	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.9	(3.1)	5.8
Other changes in funded status	(63.8)	21.5	(42.3)

Benefit plans, net	(55.6)	18.6	(37.0)
Gain (loss) from hedging activities	4.9	(1.6)	3.3
Currency translation adjustments	31.0	—	31.0
Unrealized gain on investment	0.8	—	0.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(18.9)	$17.0	$(1.9)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.4)	$0.5	$(0.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	18.4	(6.4)	12.0
Other changes in funded status	(6.1)	1.1	(5.0)

Benefit plans, net	10.9	(4.8)	6.1
Gain (loss) from hedging activities	3.6	(1.1)	2.5
Currency translation adjustments	19.2	—	19.2
Unrealized gain on investment	0.8	—	0.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$34.5	$(5.9)	$28.6

        The following table presents the components of Grace's accumulated other comprehensive loss at June 30, 2010 and December 31, 2009:

Components of Accumulated Other Comprehensive Loss (In millions)	June 30, 2010	December 31, 2009
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(1.8)	$(0.9)
Net deferred actuarial loss (net of tax)	(602.1)	(542.8)

Benefit plans, net	(603.9)	(543.7)
Hedging activities, net of tax	(0.8)	0.4
Currency translation	33.9	29.6
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(571.6)	$(514.5)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at June 30, 2010 and December 31, 2009, respectively, represents the accumulation of net actuarial losses of $602.1 million and $542.8 million as well as net prior service costs of $1.8 million and $0.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the six month periods ended June 30, 2010 and 2009, the pre-tax benefit recognized related to prior service credits was $1.4 million and $1.4 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $17.6 million and $18.4 million, respectively. In addition, $106.8 million and $6.1 million of pre-tax loss was recognized for changes in funded status during the six month periods ended June 30, 2010 and 2009, respectively.

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

Notes to Consolidated Financial Statements (Continued)

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended, June 30,		Six Months Ended, June 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$51.0	$19.3	$107.2	$(19.6)

Denominators
Weighted average common shares—basic calculation	72.7	72.2	72.6	72.2
Dilutive effect of employee stock options	1.7	0.7	1.9	—

Weighted average common shares—diluted calculation	74.4	72.9	74.5	72.2

Basic earnings per share	$0.70	$0.27	$1.48	$(0.27)

Diluted earnings per share	$0.69	$0.26	$1.44	$(0.27)

        Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 1.4 million for the three and six months ended June 30, 2010. Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 2.4 and 3.9 million for the three and six months ended June 30, 2009, respectively.

15. Operating Segment Information

        Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net Sales
Grace Davison	$453.9	$477.9	$872.2	$955.8
Grace Construction Products	231.1	233.1	427.7	437.3

Total	$685.0	$711.0	$1,299.9	$1,393.1

Adjusted EBIT
Grace Davison	$106.5	$81.8	$194.3	$121.8
Grace Construction Products	25.7	34.0	41.3	46.4
Corporate costs	(22.7)	(20.9)	(41.9)	(37.2)
Defined benefit pension expense	(18.4)	(20.5)	(38.3)	(42.4)

Total	$91.1	$74.4	$155.4	$88.6

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, information technology, and incentive compensation related to corporate functions) as well as other corporate costs such as insurance premiums and professional fees.

Reconciliation of Adjusted EBIT to Net income (loss) attributable to W. R. Grace & Co. shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Adjusted EBIT	$91.1	$74.4	$155.4	$88.6
Chapter 11- and asbestos-related costs, net of interest income	(7.8)	(23.4)	(20.4)	(71.7)
Restructuring expenses and related asset impairments	(1.2)	(5.9)	(3.4)	(25.0)
Interest expense and related financing costs	(11.0)	(9.6)	(20.9)	(18.8)
Interest income of non-Debtor subsidiaries	0.2	0.6	0.4	0.7
Benefit from (provision for) income taxes	(20.3)	(16.8)	(3.9)	6.6

Net Income (loss) attributable to W.R. Grace & Co. shareholders	$51.0	$19.3	$107.2	$(19.6)

        Grace changed its segment profitability measure for its Grace Davison and Grace Construction Products segment from the previous measure based on Core EBIT to a measure which is based on Adjusted EBIT effective in the 2010 first quarter as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). The impact of this change on the results presented for the two segments is to eliminate restructuring charges and gains and losses from sales of product lines as compared to segment operating income as previously reported.

        As discussed in Note 16 and in the MD&A, Grace deconsolidated the ART joint venture in December 2009, thus ART sales are included in 2009 but not in 2010.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

        The table below presents information related to the geographic areas in which Grace operated. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net Sales
United States	$194.8	$221.7	$377.7	$461.4
Canada and Puerto Rico	20.9	19.9	40.4	39.2

Total North America	$215.7	$241.6	$418.1	$500.6
Europe Middle East Africa	274.6	273.9	521.5	521.0
Asia Pacific	120.8	132.1	223.3	253.3
Latin America	73.9	63.4	137.0	118.2

Total	$685.0	$711.0	$1,299.9	$1,393.1

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

        Grace and ART continue to transact business on a regular basis, and maintain several agreements in order to effect such business. Since the deconsolidation on December 1, 2009, these agreements are treated as related party activities with an unconsolidated affiliate. For the quarter ended June 30, 2010, Grace sales of catalysts to ART were $55.1 million. Charges for fixed costs, research and development and selling general and administrative services to ART were $5.9 million. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2011. No amounts were outstanding at June 30, 2010. In November 2009, ART declared a dividend of $19.0 million, of which $10.5 million was payable to Grace. This amount is reflected in "Other Current Assets" in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's combined businesses subject to profit sharing with noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Sales	$23.4	$80.4	$43.5	$203.5
Income before taxes	0.5	8.1	1.8	8.5
Net income	0.3	8.2	1.3	8.4
Noncontrolling interests in net income	—	3.4	0.4	3.5
Dividends paid to noncontrolling interests	—	—	—	(13.7)

(In millions)	June 30, 2010	December 31, 2009
Cash	$12.2	$10.8
Other current assets	31.7	30.5
Total assets	54.5	52.8
Total liabilities	31.3	30.0
Shareholders' equity	23.2	22.8
Noncontrolling interests in shareholders' equity	9.3	8.7

        As discussed in Note 16, Grace deconsolidated the ART joint venture in December 2009. As a result, sales of consolidated affiliates decreased from 2009 to 2010.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended June 30, 2010 as the "second quarter", the quarter ended June 30, 2009 as the "prior year quarter", the quarter ended March 31, 2010 as the "2010 first quarter", the six months ended June 30, 2010 as the "six months" and the six months ended June 30, 2009 as the "prior year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-U.S. GAAP performance measures.

Results of Operations

Second Quarter Performance Summary

        Following is a summary of our performance measures for the second quarter compared with the prior year quarter.

  •
  Sales in the second quarter increased 4.1% overall and 15.1% in emerging regions compared with the prior year quarter, excluding sales of the ART joint venture from both periods. Sales in emerging regions were 33.4% of total sales. As reported, sales for the second quarter were $685.0 million compared with $711.0 million in the prior year quarter, a 3.7% decrease. Sales for the prior year quarter include $53.0 million of sales of the ART joint venture which was deconsolidated in December 2009. The sales increase was due to higher sales volumes (4.5%) and improved pricing (0.1%), partially offset by unfavorable currency translation (0.5%).

  •
  Gross profit percentage for the second quarter was 35.7% compared with 34.2% in the prior year quarter. The improvement in gross profit percentage was due primarily to better operating leverage, a decrease in certain raw materials and energy costs and lower factory overhead expenses. Gross profit percentage for the second quarter increased 0.9 percentage points compared with the 2010 first quarter due primarily to improved operating leverage in Grace Davison, partially offset by higher raw material costs and lower prices in Grace Construction Products.

  •
  Grace net income for the second quarter was $51.0 million, or $0.69 per diluted share, compared with $19.3 million, or $0.26 per diluted share, in the prior year quarter. Adjusted EPS was $0.75 compared with $0.53 in the prior year quarter.

  •
  Adjusted EBIT was $91.1 million in the second quarter compared with $74.4 million in the prior year quarter. The increase was due to the increase in sales volumes and the improvements in gross profit percentage from the prior year quarter. Adjusted EBIT margin was 13.3% compared with 10.5% in the prior year quarter and 10.5% in the 2010 first quarter.

  •
  Adjusted Operating Cash Flow was $101.3 million for the second quarter, compared with $84.1 million in the prior year quarter. The increase is due primarily to increased Adjusted EBIT and improved working capital partially offset by increased capital expenditures.

  •
  Adjusted EBIT Return On Invested Capital increased to 25.2% on a trailing four quarter basis in the second quarter from 17.9% on the same basis in the prior year quarter and 24.0% on the same basis in the 2010 first quarter.

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

  •
  Materials Technologies which includes:

  •
  Engineered materials, including silica-based and silica-alumina-based materials, used in:

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

Global scope

        We operate our business on a global scale with approximately 68% of our 2009 sales and 72% of our second quarter sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

ART Deconsolidation

        On November 30, 2009, we completed the sale to Chevron Products Company of a 5% interest in ART. We deconsolidated ART's results from our consolidated financial statements on a prospective basis effective December 1, 2009. As a result, we now report our investment in ART and our portion of ART's income using the equity method of accounting. Adjusted EBIT is not affected by the deconsolidation of ART except for the effect of the reduction in Grace's ownership from 55% to 50%.

Analysis of Operations

        Set forth in the table below are our key operating statistics with dollar and percentage changes for the second quarter compared to the prior year quarter and for the six months compared to the prior year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We define Adjusted Earnings Per Share (EPS) to be Diluted EPS adjusted for Chapter 11- and asbestos- related costs, net, restructuring expenses and related asset impairments, gains and losses on sales of product lines and other investments, and certain discrete tax items.

        We define Adjusted Operating Cash Flow (a non-U.S. GAAP financial measure) to be Adjusted EBITDA plus pension expense plus or minus the change in net working capital and specified other assets and liabilities minus capital expenditures. Adjusted Operating Cash Flow excludes the cash flow effects of income taxes, defined benefit pension arrangements, Chapter 11- and asbestos- related costs, net, and any restructuring or divestment activities.

        We define Adjusted EBIT Return On Invested Capital to be Adjusted EBIT divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

        We use Adjusted EBIT and Adjusted Operating Cash Flow as performance measures in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of Chapter 11- and asbestos- related costs, net, and any restructuring or divestment activities. Similarly, we use Adjusted Operating Cash Flow as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes and because it better measures the ongoing cash flow results of our strategic and operating decisions by excluding the cash flow effects of income taxes, defined benefit pension arrangements, Chapter 11- and asbestos- related costs, net, and any restructuring or divestment activities. These excluded items are generally managed at the corporate level rather than the operating segment or business unit level or are not materially affected by day-to-day operating decisions. Adjusted Operating Cash Flow is an important performance measure for us because it measures the effectiveness of our businesses in generating cash to finance current and future growth investments, our significant underfunded pension liabilities, and our asbestos-related liabilities.

        Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted Operating Cash Flow and Adjusted EBIT Return On Invested Capital do not purport to represent income or cash flow measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. We have provided in the following tables a reconciliation of these non-U.S. GAAP measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

        Adjusted EBIT has material limitations as an operating performance measure because it excludes Chapter 11- and asbestos-related costs and may exclude income and expenses from restructuring and divestment activities, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. Adjusted Operating Cash Flow also has material limitations as an operating performance measure because it excludes the cash flow effects of income taxes, defined benefit pension arrangements, Chapter 11- and asbestos- related costs and any restructuring or divestment activities, which historically have been material components of our operations. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT, Adjusted EBITDA and Adjusted Operating Cash Flow should be evaluated together with net income measured under U.S. GAAP for a complete understanding of our results of operations.

	Three Months Ended June 30,				Six Months Ended June 30,
Analysis of Operations (In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net sales:
Grace Davison	$453.9	$477.9	$(24.0)	(5.0)%	$872.2	$955.8	$(83.6)	(8.7)%

Refining Technologies	179.1	246.9	(67.8)	(27.5)%	351.1	523.7	(172.6)	(33.0)%
Materials Technologies	174.1	146.9	27.2	18.5%	335.1	280.9	54.2	19.3%
Specialty Technologies	100.7	84.1	16.6	19.7%	186.0	151.2	34.8	23.0%

Grace Construction Products	231.1	233.1	(2.0)	(0.9)%	427.7	437.3	(9.6)	(2.2)%

Americas	116.1	119.8	(3.7)	(3.1)%	220.3	231.6	(11.3)	(4.9)%
Europe	75.0	80.1	(5.1)	(6.4)%	134.3	143.0	(8.7)	(6.1)%
Asia Pacific	40.0	33.2	6.8	20.5%	73.1	62.7	10.4	16.6%

Total Grace net sales	$685.0	$711.0	$(26.0)	(3.7)%	$1,299.9	$1,393.1	$(93.2)	(6.7)%

Net sales by region:
North America	$215.7	$241.6	$(25.9)	(10.7)%	$418.1	$500.6	$(82.5)	(16.5)%
Europe Middle East Africa	274.6	273.9	0.7	0.3%	521.5	521.0	0.5	0.1%
Asia Pacific	120.8	132.1	(11.3)	(8.6)%	223.3	253.3	(30.0)	(11.8)%
Latin America	73.9	63.4	10.5	16.6%	137.0	118.2	18.8	15.9%

Total net sales by region	$685.0	$711.0	$(26.0)	(3.7)%	$1,299.9	$1,393.1	$(93.2)	(6.7)%

Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$106.5	$81.8	$24.7	30.2%	$194.3	$121.8	$72.5	59.5%
Grace Construction Products segment operating income	25.7	34.0	(8.3)	(24.4)%	41.3	46.4	(5.1)	(11.0)%
Corporate support functions (including performance based compensation)	(16.9)	(11.5)	(5.4)	(47.0)%	(31.0)	(26.3)	(4.7)	(17.9)%
Other corporate costs (including environmental remediation)	(5.8)	(9.4)	3.6	38.3%	(10.9)	(10.9)	—	—
Defined benefit pension expense(B)	(18.4)	(20.5)	2.1	10.2%	(38.3)	(42.4)	4.1	9.7%

Adjusted EBIT	91.1	74.4	16.7	22.4%	155.4	88.6	66.8	75.4%
Chapter 11- and asbestos-related costs, net	(7.8)	(23.4)	15.6	66.7%	(20.4)	(71.7)	51.3	71.5%
Restructuring expenses and related asset impairments(C)	(1.2)	(5.9)	4.7	79.7%	(3.4)	(25.0)	21.6	86.4%
Interest expense and related financing costs	(11.0)	(9.6)	(1.4)	(14.6)%	(20.9)	(18.8)	(2.1)	(11.2)%
Interest income of non-Debtor subsidiaries	0.2	0.6	(0.4)	(66.7)%	0.4	0.7	(0.3)	(42.9)%
Benefit from (provision for) income taxes	(20.3)	(16.8)	(3.5)	(20.8)%	(3.9)	6.6	(10.5)	(159.1)%

Net income (loss) attributable to W. R. Grace & Co. shareholders	$51.0	$19.3	$31.7	164.2%	$107.2	$(19.6)	$126.8	NM

Diluted EPS (GAAP)	$0.69	$0.26	$0.43	165.4%	$1.44	$(0.27)	$1.71	NM

Adjusted EPS (non-GAAP)	$0.75	$0.53	$0.22	41.5%	$1.24	$0.65	$0.59	90.8%

	Three Months Ended June 30,					Six Months Ended June 30,
Analysis of Operations (In millions)	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Profitability performance measures:
Gross profit percentage:
Grace Davison	36.2%	32.7%	NM	3.5	pts	35.6%	27.4%	NM	8.2	pts
Grace Construction Products	35.0%	37.5%	NM	(2.5	)pts	34.9%	35.0%	NM	(0.1	)pts
Total Grace	35.7%	34.2%	NM	1.5	pts	35.3%	29.7%	NM	5.6	pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$91.1	$74.4	$16.7	22.4%		$155.4	$88.6	$66.8	75.4%
Depreciation and amortization	30.2	28.9	1.3	4.5%		59.7	56.4	3.3	5.9%

Adjusted EBITDA	$121.3	$103.3	$18.0	17.4%		$215.1	$145.0	$70.1	48.3%
Operating margin as a percentage of sales(A)(B)(C):
Grace Davison segment operating income	23.5%	17.1%	NM	6.3	pts	22.3%	12.7%	NM	9.5	pts
Grace Construction Products segment operating income	11.1%	14.6%	NM	(3.5	)pts	9.7%	10.6%	NM	(1.0	)pts
Adjusted EBIT	13.3%	10.5%	NM	2.8	pts	12.0%	6.4%	NM	5.6	pts
Adjusted EBITDA	17.7%	14.5%	NM	3.2	pts	16.5%	10.4%	NM	6.1	pts

	Three Months Ended June 30,				Six Months Ended June 30,
Analysis of Operations (In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cash flow performance measure:
Adjusted Operating Cash Flow	$101.3	$84.1	$17.2	20.5%	$128.5	$151.9	$(23.4)	(15.4)%
Capital expenditures	24.2	19.9	4.3	21.6%	42.2	36.5	5.7	15.6%
Change in other assets and liabilities	(4.5)	(12.8)	8.3	64.8%	57.4	65.9	(8.5)	(12.9)%
Change in net working capital	18.7	32.6	(13.9)	(42.6)%	25.3	(66.9)	92.2	137.8%
Defined benefit pension expense	(18.4)	(20.5)	2.1	10.2%	(38.3)	(42.4)	4.1	9.7%

Adjusted EBITDA	121.3	103.3	18.0	17.4%	215.1	145.0	70.1	48.3%
Depreciation and amortization	(30.2)	(28.9)	(1.3)	(4.5)%	(59.7)	(56.4)	(3.3)	(5.9)%

Adjusted EBIT	91.1	74.4	16.7	22.4%	155.4	88.6	66.8	75.4%
Chapter 11- and asbestos-related costs, net	(7.8)	(23.4)	15.6	66.7%	(20.4)	(71.7)	51.3	71.5%
Restructuring expenses and related asset impairments(C)	(1.2)	(5.9)	4.7	79.7%	(3.4)	(25.0)	21.6	86.4%
Interest expense and related financing costs	(11.0)	(9.6)	(1.4)	(14.6)%	(20.9)	(18.8)	(2.1)	(11.2)%
Interest income of non-Debtor subsidiaries	0.2	0.6	(0.4)	(66.7)%	0.4	0.7	(0.3)	(42.9)%
Benefit from (provision for) income taxes	(20.3)	(16.8)	(3.5)	(20.8)%	(3.9)	6.6	(10.5)	(159.1)%

Net income (loss) attributable to W. R. Grace & Co. shareholders	$51.0	$19.3	$31.7	164.2%	$107.2	$(19.6)	$126.8	NM

	Four Quarters Ended June 30,
Analysis of Operations (In millions)	2010	2009
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$295.9	$216.6
Invested Capital:
Trade accounts receivable	400.7	452.2
Inventories	244.5	275.4
Accounts payable	(200.0)	(213.4)

	445.2	514.2
Other current assets	85.3	65.7
Properties and equipment, net	650.1	688.5
Goodwill and other intangible assets	110.0	118.1
Investments in unconsolidated affiliates	56.8	7.2
Other assets	117.1	123.1
Other current liabilities	(235.7)	(243.1)
Other liabilities	(56.5)	(63.1)

Total invested capital(D)	$1,172.3	$1,210.6

Adjusted EBIT Return On Invested Capital	25.2%	17.9%

Amounts may not add due to rounding.

Note A:	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.
Note B:
Defined benefit pension expense includes all defined benefit pension expense of Grace. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.
Note C:
Restructuring expenses represent charges related to our operating segments as follows: For the second quarter, Grace Construction Products $1.2 million. For the six months, Grace Davison $1.4 million, Grace Construction Products $1.8 million, and Corporate $0.2 million. For the prior year quarter, Grace Davison $1.0 million, Grace Construction Products $3.4 million, and Corporate $1.5 million. For the prior year period, Grace Davison $12.7 million, Grace Construction Products $8.1 million, and Corporate $4.2 million.
Note D:	Total invested capital excludes the cash value of life insurance policies, net of policy loans of $4.4 and $4.2 million in other assets in 2010 and 2009, respectively.

NM—Not Meaningful

        The following tables present our sales, gross profit, gross profit percentage, selling general and administrative expenses, and research and development expenses excluding ART for the prior year quarter and prior year period:

	Three Months Ended June 30,					Six Months Ended June 30,
Total Grace—excluding ART (In millions)	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Sales:
North America	$215.7	$226.7	$(11.0)	(4.9)%		$418.1	$442.6	$(24.5)	(5.5)%
Europe Middle East Africa	274.6	268.4	6.2	2.3%		521.5	495.6	25.9	5.2%
Asia Pacific	120.8	101.2	19.6	19.4%		223.3	190.4	32.9	17.3%
Latin America	73.9	61.7	12.2	19.8%		137.0	114.9	22.1	19.2%

Total Sales	$685.0	$658.0	$27.0	4.1%		$1,299.9	$1,243.5	$56.4	4.5%

Gross profit	$244.5	$230.8	$13.7	5.9%		$458.3	$396.2	$62.1	15.7%
Gross profit percentage	35.7%	35.1%	NM	0.6	pts	35.3%	31.9%	NM	3.4	pts
Selling, general and administrative expenses	$129.8	$135.3	$(5.5)	(4.1)%		$252.3	$280.5	$(28.2)	(10.1)%
Research and development expenses	$14.8	$15.3	$(0.5)	(3.3)%		$30.1	$31.1	$(1.0)	(3.2)%

	Three Months Ended June 30,					Six Months Ended June 30,
Grace Davison Operating Segment—excluding ART (In millions)
	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Sales:
Refining Technologies	$179.1	$193.9	$(14.8)	(7.6)%		$351.1	$374.1	$(23.0)	(6.1)%
Materials Technologies	174.1	146.9	27.2	18.5%		335.1	280.9	54.2	19.3%
Specialty Technologies	100.7	84.1	16.6	19.7%		186.0	151.2	34.8	23.0%

Total Sales	$453.9	$424.9	$29.0	6.8%		$872.2	$806.2	$66.0	8.1%

Gross profit	$164.4	$144.2	$20.2	14.0%		$310.8	$244.6	$66.2	27.1%
Gross profit percentage	36.2%	33.9%	NM	2.3	pts	35.6%	30.3%	NM	5.3	pts

Grace Overview

        Following is an overview of our financial performance for the second quarter and six months compared with the corresponding prior year periods.

Net Sales

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation. The numbers in the prior year quarter and prior year period have been adjusted to reflect the ART deconsolidation.

	Three Months ended June 30, 2010 as a Percentage Increase (Decrease) from Three Months ended June 30, 2009
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	7.7%	0.6%	(1.5)%	6.8%
Grace Construction Products	(1.3)%	(0.8)%	1.2%	(0.9)%
Net sales	4.5%	0.1%	(0.5)%	4.1%
By Region:
North America	(4.6)%	(0.8)%	0.5%	(4.9)%
Europe Middle East Africa	5.5%	(0.9)%	(2.3)%	2.3%
Asia Pacific	10.9%	3.1%	5.4%	19.4%
Latin America	23.5%	2.4%	(6.1)%	19.8%

        Sales increased 4.1% overall and 15.1% in emerging regions compared with the prior year quarter, excluding sales of the ART joint venture from both quarters. Emerging regions represented 33.4% of sales in the second quarter. As reported, sales were $685.0 million compared with $711.0 million in the prior year quarter, a decrease of 3.7%. Sales for the prior year quarter include $53.0 million of sales of the ART joint venture deconsolidated in December 2009.

	Six Months ended June 30, 2010 as a Percentage Increase (Decrease) from Six Months ended June 30, 2009
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	6.8%	0.8%	0.5%	8.1%
Grace Construction Products	(3.7)%	(0.9)%	2.4%	(2.2)%
Net sales	3.1%	0.2%	1.2%	4.5%
By Region:
North America	(4.4)%	(1.6)%	0.5%	(5.5)%
Europe Middle East Africa	4.2%	(0.2)%	1.3%	5.2%
Asia Pacific	9.1%	2.7%	5.5%	17.3%
Latin America	18.5%	4.5%	(3.8)%	19.2%

        Sales increased 4.5% overall and 18.6% in emerging regions compared with the prior year period, excluding sales of the ART joint venture from both periods. Emerging regions represented 32.2% of sales for the six months. As reported, sales were $1,299.9 million compared with $1,393.1 million in the prior year period, a decrease of 6.7%.

Adjusted EBIT

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Adjusted EBIT was $91.1 million in the second quarter compared with $74.4 million in the prior year quarter. The increase was primarily due to the increase in sales volumes and the improvement in gross profit percentage from the prior year quarter. Adjusted EBIT margin was 13.3% compared with 10.5% in the prior year quarter and 10.5% in the 2010 first quarter. Adjusted EBIT for the six months was $155.4 compared with $88.6 million in the prior year period. The increase was due primarily to increased segment operating income and lower defined benefit pension expense partially offset by increased corporate costs. Adjusted EBIT margin for the six months was 12.0% compared with 6.4% in the prior year period.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Pre-Tax	Tax	After-Tax Actual Rate	Per Share	Pre-Tax	Tax	After-Tax Actual Rate	Per Share
Diluted Earnings Per Share (GAAP)				$0.69				$1.44
Restructuring charges and related asset impairments	1.2	0.3	0.9	0.01	3.4	1.1	2.3	0.03
Chapter 11- and asbestos-related costs, net	7.8	2.5	5.3	0.07	20.4	6.1	14.3	0.19
Discrete tax items:
Adjustments to uncertain tax positions		1.2	(1.2)	(0.02)		14.1	(14.1)	(0.19)
U.S. federal income tax settlement						16.9	(16.9)	(0.23)

Adjusted EPS (non-GAAP)				$0.75				$1.24

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Pre-Tax	Tax	After-Tax Actual Rate	Per Share	Pre-Tax	Tax	After-Tax Actual Rate	Per Share
Diluted Earnings Per Share (GAAP)				$0.26				$(0.27)
Restructuring charges and related asset impairments	5.9	1.7	4.2	0.06	25.0	6.8	18.2	0.25
Chapter 11- and asbestos-related costs, net	23.4	6.8	16.6	0.23	71.7	22.0	49.7	0.69
Discrete tax items:
Adjustments to uncertain tax positions		1.8	(1.8)	(0.02)		1.1	(1.1)	(0.02)

Adjusted EPS (non-GAAP)				$0.53				$0.65

Adjusted Operating Cash Flow

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Adjusted Operating Cash Flow was $101.3 million for the second quarter, compared with $84.1 million in the prior year quarter. The increase is due primarily to increased Adjusted EBIT and improved working capital partially offset by increased capital expenditures. Adjusted Operating Cash Flow for the six months was $128.5 compared with $151.9 in the prior year period.

Adjusted EBIT Return On Invested Capital

Trailing Four Quarters

        Adjusted EBIT Return On Invested Capital increased to 25.2% on a trailing four quarter basis from 17.9% on the same basis in the prior year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as

a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest Adjusted EBIT Return On Invested Capital.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the second quarter and six months compared with the corresponding prior year periods.

Net Sales—Grace Davison

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Refining Technologies	$179.1	$246.9	$(67.8)	(27.5)%	$351.1	$523.7	$(172.6)	(33.0)%
Materials Technologies	174.1	146.9	27.2	18.5%	335.1	280.9	54.2	19.3%
Specialty Technologies	100.7	84.1	16.6	19.7%	186.0	151.2	34.8	23.0%

Total Grace Davison Sales	$453.9	$477.9	$(24.0)	(5.0)%	$872.2	$955.8	$(83.6)	(8.7)%

        Sales of Grace Davison for the second quarter were up 6.8% overall and 18.0% in emerging regions compared with the prior year quarter, excluding sales of the ART joint venture from both quarters. The increase was due to higher sales volumes (7.7%) and improved pricing (0.6%), partially offset by unfavorable currency translation (1.5%). As reported, second quarter sales decreased 5.0% from $477.9 million in the prior year quarter.

        Sales of the Grace Davison operating segment for the six months increased 8.2% compared with the prior year period, excluding sales of the ART joint venture from both periods. As reported, sales decreased 8.7% from $955.8 million in the prior year period. Gross profit percentage for the six months was 35.6% compared with 27.4% in the prior year period.

        Refining Technologies—sales of catalysts and chemical additives used by petroleum refineries were $179.1 million in the second quarter, a decrease of 7.6% from the prior year quarter, excluding ART sales from both quarters. Sales were unfavorably affected by lower sales volumes and unfavorable currency translation. As reported, second quarter sales decreased 27.5% from $246.9 million in the prior year quarter.

        Sales for the six months were $351.1 million, down 6.1% compared with the prior year period, excluding ART sales from both periods. Sales were unfavorably affected by lower sales volumes and currency translation. As reported, six months sales decreased 33.0% from $523.7 million in the prior year period.

        We manage our ART hydroprocessing catalysts joint venture with Chevron through our Refining Technologies product group; however, since ART is accounted for using the equity method, ART's sales are excluded from our sales.

        Materials Technologies—sales of engineered materials, coatings and sealants used in many industrial, consumer and packaging applications were $174.1 million in the second quarter, up 18.5% from the prior year quarter. Sales were favorably affected by improved customer demand for industrial and consumer goods in all regions, partially offset by unfavorable currency translation. Sales volumes grew strongest in emerging regions where sales increased 23.3% compared with the prior year quarter.

        Sales for the six months were $335.1 million, up 19.3% compared with the prior year period. Sales were favorably affected by higher sales volumes and price. Sales volumes grew strongest in emerging regions where sales increased 26.6% compared with the prior year period.

        Specialty Technologies—sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $100.7 million in the second quarter, up 19.7% from the prior year quarter due primarily to higher customer demand and the success of new polyolefin catalyst and discovery science products, partially offset by unfavorable currency translation. Sales in emerging regions, primarily the Middle East and China, increased 50.3% compared to the prior year quarter.

        Sales for the six months were $186.0 million, up 23.0% compared with the prior year period. Sales were favorably affected by higher customer demand for new and existing products, price, and favorable currency translation. Sales in emerging regions, primarily the Middle East and China, increased 50.6% compared to the prior year period.

Segment Operating Income (SOI) and Margin

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Segment operating income for the second quarter was $106.5 million compared with $81.8 million in the prior year quarter, a 30.2% increase, driven primarily by higher sales volumes, lower fixed and variable manufacturing costs, better operational productivity and higher income from ART. Gross profit percentage for the second quarter was 36.2% compared with 32.7% in the prior year quarter and 35.0% in the 2010 first quarter. Segment operating margin for the second quarter was 23.5% compared with 17.1% in the prior year quarter and 21.0% in the 2010 first quarter.

Income from ART increased from the prior year quarter on good sales volumes and a significantly improved gross profit percentage. We expect that ART sales and income will be significantly lower in the 2010 third quarter compared with the 2010 second quarter due to the uneven order pattern inherent in our hydroprocessing catalyst business.

        Segment operating income of Grace Davison for the six months was $194.3 million, an increase of 59.5% compared with the prior year period. Segment operating margin was 22.3% compared with 12.7% in the prior year period. These results were due primarily to higher sales volumes, lower fixed and variable manufacturing costs, better operational productivity and higher income from ART.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the second quarter and six months compared with the corresponding prior year periods.

Net Sales—Grace Construction Products

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
GCP Americas	$116.1	$119.8	$(3.7)	(3.1)%	$220.3	$231.6	$(11.3)	(4.9)%
GCP Europe*	75.0	80.1	(5.1)	(6.4)%	134.3	143.0	(8.7)	(6.1)%
GCP Asia Pacific	40.0	33.2	6.8	20.5%	73.1	62.7	10.4	16.6%

Total GCP Sales	$231.1	$233.1	$(2.0)	(0.9)%	$427.7	$437.3	$(9.6)	(2.2)%

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Specialty Construction Chemicals (SCC)	$155.8	$151.9	$3.9	2.6%	$276.4	$279.0	$(2.6)	(0.9)%
Specialty Building Materials (SBM)	75.3	81.2	(5.9)	(7.3)%	151.3	158.4	(7.1)	(4.5)%

Total GCP Sales	$231.1	$233.1	$(2.0)	(0.9)%	$427.7	$437.4	$(9.7)	(2.2)%

        Second quarter sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $231.1 million, down 0.9% from the prior year quarter. The sales decrease was due to lower sales volumes (1.3%) and prices(0.8%), partially offset by favorable currency translation (1.2%). The lower sales volumes were due primarily to lower customer demand in North America and Europe, partially offset by higher customer demand in emerging regions. Sales grew 8.1% in emerging regions compared with the prior year quarter. Second quarter sales increased 17.5% compared with the 2010 first quarter due to higher sales volume (19.2%), partially offset by unfavorable currency translation (1.7%).

        Second quarter construction trends varied significantly across regions. Overall construction spending continued to grow in emerging regions including Latin America, the Middle East, India, Southeast Asia, and China. In the United States and certain countries in Europe, construction spending decreased in the second quarter. For example, preliminary industry data indicates that second quarter commercial construction starts in the U.S. were down approximately 18% from the prior year quarter. Additionally, U.S. Census Bureau data shows that total single and multi-family housing starts at the end of the second quarter decreased 6% from the prior year quarter. Despite weakness in many advanced economies, we are continuing to invest in the emerging regions through acquisitions, joint ventures and new manufacturing capacity. These investments will expand our presence and increase our ability to meet demand for our SCC and SBM products.

        Sales of the Grace Construction Products operating segment for the six months were $427.7 million, down 2.2% from the prior year period. Gross profit percentage was 34.9% compared with 35.0% in the prior year period.

        GCP Americas sales to customers in the Americas were $116.1 million in the second quarter, down 3.1% from the prior year quarter. Sales for the six months were $220.3 million, down 4.9% compared with the prior year period. Sales decreased in both periods due primarily to weak customer demand in North America, partially offset by improved pricing and new customer sales in Latin America, and new product penetration in both regions.

        GCP Europe sales to customers in Western and Eastern Europe, the Middle East, Africa and India were $75.0 million in the second quarter, down 6.4% from the prior year quarter. Sales for the six months were $134.3 million, down 6.1% compared with the prior year period. Sales decreased in both periods due primarily to weak customer demand in Western Europe and the Middle East.

        GCP Asia Pacific sales to customers in Asia (excluding India), Australia and New Zealand were $40.0 million in the second quarter, up 20.5% from the prior year quarter. Sales for the six months were $73.1 million, up 16.6% compared with the prior year period. Sales increased in both periods due primarily to higher sales volumes to new and existing customers in emerging regions and Australia.

Segment Operating Income (SOI) and Margin

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Gross profit percentage for the second quarter was 35.0% compared with 37.5% in the prior year quarter and 34.7% in the 2010 first quarter. The decrease in gross profit percentage compared with the prior year quarter is due primarily to higher raw materials and logistics costs, product mix and lower prices. Segment operating income for the second quarter was $25.7 million compared with $34.0 million for the prior year quarter, a 24.4% decrease. The decrease was due primarily to lower sales volumes and the decrease in gross profit percentage. Segment operating margin was 11.1% compared with 14.6% in the prior year quarter.

        The 2010 first quarter to second quarter seasonal growth in sales and earnings was less than the typical historical rate in North America and Europe due primarily to weaker customer demand. As a result, we have initiated a restructuring program that is expected to decrease operating expenses to a level more appropriate to a weaker customer demand environment in these markets. We designed these actions to provide sustainable improvement in our gross profit and segment operating margins (See Note 11 for discussion of Restructuring Expenses).

        We continue to invest in growth regions, such as Latin America, the Middle East, India and Asia Pacific, and in research and development to support our core product groups. As part of our emerging region growth strategy, we are starting manufacturing operations in Saudi Arabia, and expect to begin operations at four additional sites before year end.

        Segment operating income for the six months was $41.3 million, a decrease of 11.0% compared with the prior year period. Segment operating margin for the six months was 9.7% compared with 10.6% in the prior year period. The lower operating income was primarily the result of continued weak demand for construction chemicals in North America and Europe and lower gross profit percentage, partially offset by increased sales in emerging regions.

Corporate Overview

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, information technology and incentive compensation related to corporate functions), and other corporate costs such as insurance premiums and professional fees. Corporate costs increased by $1.8 million in the second quarter compared with the prior year quarter and $4.7 million for the six months compared with the prior year period.

Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to Grace Davison, Grace Construction Products, and corporate employees.

        Defined benefit pension expense for the second quarter and six months was $18.4 million and $38.3 million compared with $20.5 million and $42.4 million for the prior year comparative periods. The decrease in costs was primarily due to strong pension plan asset performance in the U.S. in 2009.

Chapter 11- and Asbestos- Related Activities

        The following table presents Chapter 11- and asbestos related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Chapter 11- and asbestos- related costs, net:
Chapter 11 expenses net of interest income	$4.3	$8.0	$10.8	$18.0
Legal defense costs	—	10.1	—	34.7
Asbestos administration costs	1.9	2.7	3.6	4.4
Provision for environmental remediation related to asbestos	—	—	—	2.2
D&O insurance costs related to Chapter 11	0.9	0.8	1.7	1.7
Chapter 11 financing related(A):
Translation effects—intercompany loans	33.0	(18.1)	54.2	(1.8)
Value of currency forward contracts—intercompany loans	(32.3)	17.7	(51.5)	9.3
Certain other currency translation costs, net	—	2.4	1.6	4.4
COLI income net	—	(0.2)	—	(1.2)

Chapter 11- and asbestos- related costs, net	$7.8	$23.4	$20.4	$71.7

Note A:	Due to the bankruptcy, Grace has had significant intercompany loans between its non-U.S. subsidiaries and its U.S. debtor subsidiaries that are not related to its operating activities. In addition, Grace has accumulated significant cash during its bankruptcy. The intercompany loans are expected to be paid when Grace emerges from bankruptcy, and excess cash balances are expected to be used to fund a significant portion of Grace's emergence from bankruptcy. Accordingly, income and expense items related to the intercompany loans and the cash balances are categorized as Chapter 11- and asbestos-related costs, net.

        The decrease in Chapter 11- and asbestos- related costs, net, for the second quarter compared with the prior year quarter was primarily due to the conclusion of the Montana criminal proceedings in the prior year quarter and lower Chapter 11-related activity compared with the prior year quarter.

        The decrease in Chapter 11- and asbestos- related costs, net, for the six months compared with the prior year period was primarily due to the conclusion of the Montana criminal proceedings in the prior year period, lower Chapter 11-related activity, and a decrease in the effects of currency translation compared with the prior year period.

Interest Expense

        Interest expense for the second quarter and six months increased compared with the prior year comparative periods due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the six months and prior year period were 3.6% and 3.5%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision (benefit) at the federal corporate rate of 35% for the six months and prior year period would have been $38.9 million and $(7.9) million, respectively. The primary differences in each period between these amounts and the recorded provision (benefit) for income taxes, $3.9 million and $(6.6) million, respectively, are discrete adjustments primarily related to provisions for tax contingencies, certain nondeductible expenses including chapter 11 and tax rate differences in foreign jurisdictions. During the six months, the Company recorded discrete adjustments to reduce our provision for income taxes by approximately $31 million mainly in connection with a settlement with the Internal Revenue Service.

        See Note 7 to the Consolidated Financial Statements for a further discussion of Income Taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2010. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. Based on current liquidity and our projections of 2010 cash flow, we expect to require new financing of less than $800 million to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. Goldman Sachs and Deutsche Bank have been selected as our lead lenders and, in February 2010, we entered into engagement letters with these banks. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the amount of our available cash resources, including net cash flow from our operating and investing activities prior to emergence, and the final resolution costs for our outstanding claims and contingent liabilities. In preparation for emergence, in 2009, we repatriated approximately $173 million from our non-US subsidiaries to fund payment of bankruptcy claims. In addition, our principal U.S. subsidiary holds a loan of approximately $303.4 million from a foreign subsidiary. We expect that all or a substantial portion of this loan will be repaid at the time of emergence.

Cash Resources and Available Credit Facilities

        At June 30, 2010, we had available liquidity of $898.1 million, consisting of $841.6 million in cash and cash equivalents (approximately $624.1 million in the U.S.), and approximately $56.5 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At June 30, 2010, we held $81.5 million in restricted cash and cash equivalents primarily to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

        Our non-U.S. credit facilities are extended to various subsidiaries and used by them to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our largest non-U.S. credit facility is in Germany and is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. There are currently no borrowings outstanding under this facility. Most of our other credit facilities are unsecured and are offered subject to annual review and renewal.

        The following table summarizes our non-U.S. credit facilities as of June 30, 2010:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$61.7	$48.1	12/31/11
Other Countries	12.9	8.4	Various through 2011

Total	$74.6	$56.5

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the six months and prior year period:

	Six Months Ended June 30,
(In millions)	2010	2009
Net cash provided by operating activities	$83.3	$118.6
Net cash provided by (used for) investing activities	(123.2)	44.6
Net cash provided by (used for) financing activities	2.7	(19.6)
Effect of currency exchange rate changes on cash and cash equivalents	(14.2)	4.0

Increase (decrease) in cash and cash equivalents	(51.4)	147.6
Cash and cash equivalents, beginning of period	893.0	460.1

Cash and cash equivalents, end of period	$841.6	$607.7

        Net cash provided by operating activities for the six months was $83.3 million compared with $118.6 million for the prior year period. The change in cash provided by operating activities primarily relates to increased earnings in the current year and a decrease in restructuring charges partially offset by working capital improvements achieved in the prior year period.

        Net cash used for investing activities for the six months was $123.2 million, compared with $44.6 million provided by investing activities for the prior year period. The use of cash for investing activities for the six months is primarily due to a transfer of $81.5 million to restricted cash and cash equivalents related to the new letter of credit facility. Additionally, we received proceeds of $68.8 million from termination of life insurance policies in the prior year period.

Debt and Other Contractual Obligations

        Total debt outstanding at June 30, 2010 was $902.4 million, including $370.6 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.8 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2010. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a further discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the three and six month periods ended June 30, 2010 were $3.1 million and $6.5 million compared with $3.1 million and $5.9 million for the prior year periods.

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Projected benefit obligation	$197.1	$214.2	$1,104.1	$1,040.4	$274.2	$276.5
Fair value of plan assets	224.8	250.9	661.9	668.2	—	—

Funded status (PBO basis)	$27.7	$36.7	$(442.2)	$(372.2)	$(274.2)	$(276.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $27.7 million as of June 30, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $442.2 million as of June 30, 2010. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $274.2 million at June 30, 2010 is unfunded. The combined balance of the underfunded and unfunded plans was $716.4 million as of June 30, 2010 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.2 million in "other current liabilities;" $594.1 million included in "underfunded and unfunded defined benefit pension plans", of which $442.2 million relates to underfunded plans and $151.9 million relates to unfunded plans; and $110.1 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at June 30, 2010 were approximately $631 million, down $27 million from December 31, 2009, primarily as a result of negative equity market returns.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2010	2009	2010	2009
U.S. advance-funded plans	$9.9	$8.5	$18.7	$16.1
U.S. pay-as-you-go plans	1.4	1.3	2.7	2.6
Non-U.S. advance-funded plans	0.5	0.6	1.9	1.8
Non-U.S. pay-as-you-go plans	1.7	2.0	3.5	3.6

Total Cash Contributions	$13.5	$12.4	$26.8	$24.1

        We expect to fund our U.S. advance-funded plans with approximately $46 million in 2010 based on funding requirements determined in mid-2009.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $5.4 million to these plans during the six months.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program for the second quarter and six months was $1.6 million and $2.2 million compared with $2.5 million and $3.4 million for the prior year comparative periods. We received Medicare subsidy payments of $1.4 million during the six months compared with $2.5 million for the prior year period. Our recorded liability for postretirement benefits of $71.2 million at June 30, 2010 is stated at net present value discounted at 4.75%. Under our proposed Joint Plan, these benefits would continue.

Tax Matters

        Upon emergence from Chapter 11 under our proposed Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions in the aggregate of approximately $2 billion or more primarily relating to asbestos, environmental and other payments made at emergence and thereafter. We anticipate generating significant U.S. NOL carryforwards upon emergence from Chapter 11. Because we did not pay a significant amount of U.S. tax in prior years and/or have already received or applied for tax refunds from available NOL carryback years, we expect to carryforward most of the NOLs after emergence from Chapter 11. Under Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions when a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2 billion of these future deductions could be at risk. The Bankruptcy Court has entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock during the course of the Chapter 11 Cases. Nevertheless, we can provide no assurance that these limitations will prevent an ownership change or that our ability to utilize NOLs will not be significantly limited as a result of the Chapter 11 Cases.

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

        In January 2010, the Venezuelan government announced a devaluation of the bolivar in an effort to stabilize the economy. Venezuela announced that the fixed official rate would be devalued from the official exchange rate in place since 2005 of 2.15 per USD to a dual rate that sets the bolivar at 4.30 per USD for non-essential items and 2.60 per USD for food, medical supplies and machinery. We expect to primarily use the official rate of 4.30 to record our bolivar denominated transactions in 2010. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our second quarter and six months sales, respectively. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

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

Forward Looking Statements

        This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "continues" or similar expressions. Forward-looking statements include, without limitation, all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include, without limitation: developments affecting our bankruptcy, proposed plan of reorganization and settlements with certain creditors, the cost and availability of raw materials and energy, developments affecting our unfunded pension obligations, risks related to foreign operations, especially in emerging regions, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speaks only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of June 30, 2010, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

        The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description of Exhibit
15		Accountants' Awareness Letter
31.(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)
Date: August 5, 2010	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: August 5, 2010	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)