Form 10-Q
period 2010-09-30
W R GRACE & CO
filed 2010-11-05
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $0.01 par value per share	73,078,925 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2010, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of equity (deficit) and of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
McLean, Virginia
November 5, 2010

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$682.1	$753.6	$1,982.0	$2,146.7
Cost of goods sold	436.6	491.1	1,278.3	1,470.6

Gross profit	245.5	262.5	703.7	676.1
Selling, general and administrative expenses	123.9	136.7	376.2	425.8
Restructuring expenses and related asset impairments	5.7	1.9	9.1	26.9
Gain on sales of product lines	—	(22.2)	—	(22.2)
Research and development expenses	14.8	16.6	44.9	52.8
Defined benefit pension expense	19.1	21.5	57.3	63.9
Interest expense and related financing costs	10.2	9.7	31.1	28.5
Provision for environmental remediation	—	0.4	—	1.1
Chapter 11 expenses, net of interest income	3.6	18.4	14.4	36.4
Equity in (earnings) losses of unconsolidated affiliates	(1.7)	—	(13.0)	0.6
Other (income) expense, net	(2.1)	5.1	0.2	10.6

Total costs and expenses	173.5	188.1	520.2	624.4

Income before income taxes	72.0	74.4	183.5	51.7
Provision for income taxes	(17.1)	(23.6)	(20.9)	(17.0)

Net income	54.9	50.8	162.6	34.7
Less: Net income attributable to noncontrolling interests	—	(6.4)	(0.4)	(9.9)

Net income attributable to W. R. Grace & Co. shareholders	$54.9	$44.4	$162.2	$24.8

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.75	$0.61	$2.23	$0.34
Weighted average number of basic shares	72.8	72.2	72.7	72.2
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.74	$0.61	$2.17	$0.34
Weighted average number of diluted shares	74.3	72.9	74.6	72.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$162.6	$34.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	86.9	84.5
Equity in (earnings) losses of unconsolidated affiliates	(13.0)	0.6
Provision for income taxes	20.9	17.0
Income taxes paid, net of refunds	(21.8)	(8.1)
Defined benefit pension expense	57.3	63.9
Payments under defined benefit pension arrangements	(48.6)	(42.5)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(48.0)	31.8
Inventories	(47.5)	100.6
Accounts payable	40.2	(32.9)
Other accruals and non-cash items	(22.9)	(4.1)

Net cash provided by operating activities	166.1	245.5

INVESTING ACTIVITIES
Capital expenditures	(69.0)	(53.6)
Transfer to restricted cash and cash equivalents as collateral for letter of credit facility	(81.1)	—
Proceeds from termination of life insurance policies, net of investing activities	—	68.8
Proceeds from sales of investment securities and debt securities	—	17.7
Proceeds from sales of product lines	—	26.7
Other investing activities	0.5	5.9

Net cash provided by (used for) investing activities	(149.6)	65.5

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	—	(14.3)
Repayments under credit arrangements	(0.4)	(4.8)
Proceeds from exercise of stock options	7.9	0.6
Other financing activities	1.3	(1.4)

Net cash provided by (used for) financing activities	8.8	(19.9)

Effect of currency exchange rate changes on cash and cash equivalents	1.0	14.2

Increase in cash and cash equivalents	26.3	305.3
Cash and cash equivalents, beginning of period	893.0	460.1

Cash and cash equivalents, end of period	$919.3	$765.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$919.3	$893.0
Restricted cash and cash equivalents as collateral for letter of credit facility	81.1	—
Trade accounts receivable, less allowance of $6.8 (2009—$7.9)	413.3	365.8
Accounts receivable—unconsolidated affiliates	7.3	7.4
Inventories	267.4	220.6
Deferred income taxes	58.7	61.5
Other current assets	88.1	80.4

Total Current Assets	1,835.2	1,628.7
Properties and equipment, net of accumulated depreciation and amortization of $1,665.1 (2009—$1,611.3)	673.8	690.1
Goodwill	116.6	118.6
Deferred income taxes	887.2	843.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	33.0	36.7
Investments in unconsolidated affiliates	58.4	45.7
Other assets	105.4	105.0

Total Assets	$4,209.6	$3,968.2

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$7.4	$10.8
Debt payable—unconsolidated affiliates	1.8	1.8
Accounts payable	210.3	170.1
Accounts payable—unconsolidated affiliates	7.4	4.1
Other current liabilities	274.6	307.9

Total Current Liabilities	501.5	494.7
Debt payable after one year	3.2	0.4
Debt payable—unconsolidated affiliates	12.2	10.5
Deferred income taxes	34.0	34.2
Underfunded and unfunded defined benefit pension plans	622.9	530.4
Other liabilities	40.7	41.4

Total Liabilities Not Subject to Compromise	1,214.5	1,111.6
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	903.9	882.0
Income tax contingencies	105.3	117.9
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	144.0	148.4
Postretirement benefits	181.0	171.2
Other liabilities and accrued interest	136.0	127.6

Total Liabilities Subject to Compromise	3,170.2	3,147.1

Total Liabilities	4,384.7	4,258.7

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2010—72,826,241 (2009—72,283,318)	0.8	0.8
Paid-in capital	453.7	445.8
Accumulated deficit	(13.2)	(175.4)
Treasury stock, at cost: shares: 2010—4,153,519; (2009—4,696,442)	(49.4)	(55.9)
Accumulated other comprehensive loss	(575.7)	(514.5)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(183.8)	(299.2)
Noncontrolling interests	8.7	8.7

Total Equity (Deficit)	(175.1)	(290.5)

Total Liabilities and Equity (Deficit)	$4,209.6	$3,968.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$73.1	$(353.8)
Net income	—	24.8	—	—	9.9	34.7
Stock plan activity	5.0	—	0.8	—	—	5.8
Other comprehensive income (loss)	—	—	—	15.8	(0.5)	15.3
Dividends paid	—	—	—	—	(14.3)	(14.3)

Balance, September 30, 2009	$442.4	$(221.8)	$(56.6)	$(544.5)	$68.2	$(312.3)

Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)
Net income	—	162.2	—	—	0.4	162.6
Stock plan activity	7.9	—	6.5	—	—	14.4
Other comprehensive loss	—	—	—	(61.2)	(0.4)	(61.6)

Balance, September 30, 2010	$454.5	$(13.2)	$(49.4)	$(575.7)	$8.7	$(175.1)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$54.9	$50.8	$162.6	$34.7

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(11.9)	(26.7)	(72.1)	(20.6)
Gain (loss) from hedging activities, net of income taxes	(0.7)	2.8	(1.9)	5.3
Currency translation adjustments	8.5	10.9	12.8	30.1
Unrealized gain on investment	—	0.2	—	1.0

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(4.1)	(12.8)	(61.2)	15.8
Total other comprehensive loss attributable to noncontrolling interests	(0.6)	(0.7)	(0.4)	(0.5)

Total other comprehensive income (loss)	(4.7)	(13.5)	(61.6)	15.3

Comprehensive income	$50.2	$37.3	$101.0	$50.0

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

        Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11 Information)

        Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2009 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the nine-month interim period ended September 30, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Approximately 6,685 non-asbestos related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's existing plans, programs, and policies regarding employee bonuses and other compensation, indemnity agreements or various medical, insurance, severance, retiree and other benefits (collectively, the "Grace Benefit Programs"). On July 3, 2010, the Bankruptcy Court entered an order disallowing the Employee Claims because: (i) Grace has continued to pay its Grace Benefit Programs obligations during the Chapter 11 Cases and intends to do so for the remainder of the Chapter 11 Cases and thereafter; and (ii) pursuant to the Joint Plan, Grace is assuming its obligations under the Grace Benefit Programs and will continue to pay all such obligations pursuant to the terms and conditions of the applicable Grace Benefit Programs. The omnibus objection to Employee Claims does not address an additional approximately 255 claims filed by employees and former employees. These remaining employee-related claims will

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2010, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a bankruptcy court order that was reversed by an order of the District Court on September 29, 2009. As of September 30, 2010, of the approximately 3,295 non-asbestos claims filed, approximately 1,910 have been expunged or withdrawn by claimants, approximately 1,180 have been resolved, and an additional approximately 205 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of September 30, 2010, approximately 19,270 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of September 30, 2010, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2010, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at September 30, 2010, was $1,297.0 million comprised of $115.0 million in cash from Fresenius and $1,182.0 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2010	December 31, 2009
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	871.3	850.6
Environmental contingencies	144.0	148.4
Income tax contingencies	105.3	117.9
Unfunded special pension arrangements	120.2	111.0
Postretirement benefits other than pension	71.9	69.3
Drawn letters of credit plus accrued interest	32.6	31.4
Accounts payable	31.3	31.2
Retained obligations of divested businesses	29.0	29.1
Other accrued liabilities	75.7	67.3
Reclassification to current liabilities(1)	(11.1)	(9.1)

Total Liabilities Subject to Compromise	$3,170.2	$3,147.1

(1)
As of September 30, 2010 and December 31, 2009, approximately $11.1 million and $9.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2010.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(342.7)
Expense/(income) items:
Interest on pre-petition liabilities	461.3
Employee-related accruals	99.3
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	331.1
Provision for income tax contingencies	(56.0)
Balance sheet reclassifications	(36.8)

Balance, end of period	$3,170.2

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the nine month periods ended September 30, 2010 and 2009 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $110 million greater than the interest currently accrued. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Legal and financial advisory fees	$3.9	$18.4	$14.7	$36.5
Interest income	(0.3)	—	(0.3)	(0.1)

Chapter 11 expenses, net of interest income	$3.6	$18.4	$14.4	$36.4

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Nine Months Ended September 30,
(In millions) (Unaudited)	2010	2009
Net sales, including intercompany	$875.3	$1,058.4

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	552.2	751.9
Selling, general and administrative expenses	187.0	229.4
Defined benefit pension expense	43.0	52.1
Depreciation and amortization	50.3	41.5
Chapter 11 expenses, net of interest income	14.4	36.4
Research and development expenses	25.9	26.9
Gain on sales of product lines	—	(22.2)
Interest expense and related financing costs	30.0	27.7
Restructuring expenses	2.7	12.1
Provision for environmental remediation	—	1.1
Other income, net	(52.5)	(48.8)

	853.0	1,108.1

Income (loss) before income taxes and equity in net income of non-filing entities	22.3	(49.7)
Benefit from income taxes	4.2	7.6

Income (loss) before equity in net income of non-filing entities	26.5	(42.1)
Equity in net income of non-filing entities	135.7	66.9

Net income attributable to W. R. Grace & Co. shareholders	$162.2	$24.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Nine Months Ended September 30,
(In millions) (Unaudited)	2010	2009
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$162.2	$24.8
Reconciliation to net cash used for operating activities:
Depreciation and amortization	50.3	41.5
Equity in net income of non-filing entities	(135.7)	(66.9)
Benefit from income taxes	(4.2)	(7.6)
Income taxes (paid), net of refunds received	1.1	(3.0)
Defined benefit pension expense	43.0	52.1
Payments under defined benefit pension arrangements	(40.1)	(33.0)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(28.7)	8.4
Inventories	(22.9)	34.8
Accounts payable	19.4	(12.8)
Other accruals and non-cash items	(1.7)	3.9

Net cash provided by operating activities	42.7	42.2

Investing Activities
Capital expenditures	(34.5)	(30.0)
Transfer to restricted cash and cash equivalents as collateral for letter of credit facility	(75.7)	—
Proceeds from termination of life insurance policies, net of investing activities	—	67.6
Proceeds from sales of product lines	—	26.7
Other investing activities	—	54.2

Net cash provided by (used for) investing activities	(110.2)	118.5

Net cash provided by (used for) financing activities	7.5	(0.8)

Net increase (decrease) in cash and cash equivalents	(60.0)	159.9
Cash and cash equivalents, beginning of period	685.5	218.1

Cash and cash equivalents, end of period	$625.5	$378.0

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$625.5	$685.5
Restricted cash and cash equivalents as collateral for letter of credit facility	75.7	—
Trade accounts receivable, net	103.3	74.6
Accounts receivable—unconsolidated affiliates	6.2	6.4
Receivables from non-filing entities, net	68.0	64.5
Inventories	109.4	86.5
Other current assets	61.7	61.1

Total Current Assets	1,049.8	978.6
Properties and equipment, net	387.5	399.6
Deferred income taxes	836.5	808.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	372.8	388.9
Investment in non-filing entities	380.3	254.0
Overfunded defined benefit pension plans	0.2	0.2
Investment in unconsolidated affiliates	58.4	45.7
Other assets	78.9	70.3

Total Assets	$3,664.4	$3,445.8

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $7.3 due to an unconsolidated affiliate) (2009—$2.1)	$198.8	$196.8
Underfunded defined benefit pension plans	432.9	359.6
Other liabilities (including $12.2 due to an unconsolidated affiliate) (2009—$10.5)	46.2	41.4

Total Liabilities Not Subject to Compromise	677.9	597.8
Liabilities Subject to Compromise	3,170.2	3,147.1

Total Liabilities	3,848.1	3,744.9
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(183.8)	(299.2)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	(183.7)	(299.1)

Total Liabilities and Equity (Deficit)	$3,664.4	$3,445.8

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of September 30, 2010, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 395 of such claims for an aggregate allowed amount of $147 million.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of September 30, 2010 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of September 30, 2010, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at September 30, 2010, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and September 30, 2010 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The asbestos-related liability as of September 30, 2010 and December 31, 2009, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        If the Joint Plan is not confirmed by the Bankruptcy Court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

        Grace has entered into settlement agreements, which are not dependent upon the effectiveness of the Joint Plan, with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $487.0 million. With respect to asbestos-related personal injury claims, these settlement agreements generally require that the claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

        Excluding settlement agreements that are dependent upon the effectiveness of the Joint Plan, Grace has no agreements in place with insurers with respect to approximately $483.0 million of excess coverage. Such policies are at layers of coverage that have not been triggered, but certain layers would be triggered if the Prior Plan became effective at the recorded asbestos-related liability of $1,700.0 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage would be available on terms that are substantially similar to the existing settlement agreements described above. Unless the Joint Plan becomes effective and asbestos-related insurance rights are assigned to the PI Trust, Grace believes that any allowed ZAI claims also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

        In addition, Grace has approximately $253.0 million of excess coverage with insolvent or non-paying insurance carriers. Non-paying carriers are those that, although technically solvent, are not currently meeting their obligations to pay claims. Grace has filed and continues to file claims in the insolvency proceedings of these carriers. Grace periodically receives distributions from some of these insolvent carriers.

        Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's excess insurance coverage. Under these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of approximately $236.0 million in respect of claims for which Grace was provided coverage under the affected policies. Certain other insurers have agreed, subject to certain conditions, to reimburse the PI Trust on terms that are substantially

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

similar to the existing settlement agreements described above. Due to the open contingencies in these settlement agreements, Grace has not recorded this amount or reduced its asbestos insurance receivable balance.

        As of September 30, 2010, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

        Grace estimates that under the Prior Plan, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700.0 million (which should fund claim payments in excess of $2.0 billion), Grace should be entitled to approximately $500.0 million of insurance recovery. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim, the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery under the Prior Plan may differ materially from actual amounts that ultimately may be received by Grace. Under the Joint Plan, these insurance rights will be assigned to the PI Trust.

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2010 and December 31, 2009:

(In millions)	September 30, 2010	December 31, 2009
Raw materials	$66.6	$48.8
In process	34.7	36.8
Finished products	132.0	104.6
Other	34.1	30.4

	$267.4	$220.6

Notes to Consolidated Financial Statements (Continued)

5. Debt

(In millions)	September 30, 2010	December 31, 2009
Debt payable within one year	$7.4	$10.8

Debt payable after one year
Other long-term borrowings	$3.2	$0.4

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	371.3	350.6
Drawn letters of credit	26.1	25.8
Accrued interest on drawn letters of credit	6.5	5.6

	$903.9	$882.0

Weighted average interest rates on total debt	3.5%	3.4%

        On March 2, 2010, Grace terminated its debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility has been replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At September 30, 2010, Grace held $81.1 million in restricted cash and cash equivalents primarily to support this facility. As of September 30, 2010, the Debtors had no revolving loans and had $69.5 million of standby letters of credit issued and outstanding under the facility.

        At September 30, 2010, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $7.4 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At September 30, 2010, the carrying value of Grace's bank debt subject to compromise plus interest was $903.9 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At September 30, 2010, the recorded values of other financial instruments such as cash equivalents, short-term investments, and

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        Grace uses fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until September 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2010, the contract volume, or notional amount, of the commodity contracts was 2.7 million MMBtu (million British thermal units).

        Grace uses fixed-rate swaps to mitigate the risk of aluminum price volatility. The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until September 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2010, the contract volume, or notional amount, of the commodity contracts was 3.5 million pounds.

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

6. Fair Value Measurements and Risk (Continued)

various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of September 30, 2010, the total notional amount related to the remaining outstanding currency forward contracts was €247.8 million. These derivatives are not designated as hedging instruments under ASC 815.

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements at September 30, 2010 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$18.8	$—	$18.8	$—
Commodity derivatives	0.2	—	0.2	—

Total Assets	$19.0	$—	$19.0	$—

Liabilities
Currency derivatives	$6.3	$—	$6.3	$—
Commodity derivatives	2.6	—	2.6	—

Total Liabilities	$8.9	$—	$8.9	$—

	Fair Value Measurements at December 31, 2009 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$4.4	$—	$4.4	$—
Commodity derivatives	0.9	—	0.9	—

Total Assets	$5.3	$—	$5.3	$—

Liabilities
Currency derivatives	$1.4	$—	$1.4	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$1.9	$—	$1.9	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at September 30, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.2	Other current liabilities	$2.6
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	4.4	Other current liabilities	6.3
Currency contracts	Other assets	14.4	Other liabilities	—

Total derivatives		$19.0		$8.9

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.9	Other current liabilities	$0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	3.1	Other current liabilities	1.4
Currency contracts	Other assets	1.3	Other liabilities	—

Total derivatives		$5.3		$1.9

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine month periods ended September 30, 2010 and 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$—
Commodity contracts	(2.1)	Cost of goods sold	(1.0)

Total derivatives	$(2.1)		$(1.0)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(31.0)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(5.5)	Cost of goods sold	(2.7)

Total derivatives	$(5.5)		$(2.6)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$20.4

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	(0.4)	Cost of goods sold	(4.9)

Total derivatives	$(0.3)		$(4.9)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(15.1)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	(8.5)	Cost of goods sold	(16.6)

Total derivatives	$(8.4)		$(16.6)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(24.7)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at September 30, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

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

7. Income Taxes

        On February 18, 2010, the Joint Committee on Taxation of the U.S. Congress ("JCT") approved the settlement relating to the carryback of remaining net operating losses from 1998 to the tax years 1990 through 1996 that resulted in a refund. Grace recorded a tax benefit in the amount of $16.9 million related to the settlement in March of 2010. The recorded tax benefit included an estimate of interest payable to Grace that exceeds the IRS estimate by approximately $4.7 million. Grace maintains that its calculation of the interest payable to Grace is correct and plans to file a claim for the additional interest once the refund check is received.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $31.0 million ($22.5 million net of applicable tax benefits) and $69.8 million ($48.3 million net of applicable tax benefits) as of September 30, 2010 and December 31, 2009, respectively. The total amount of interest and penalties expensed for the quarter ended September 30, 2010 was $0.5 million ($0.4 million net of applicable tax benefits).

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	None	2007 - 2009
United States—State	1993 - 2007	2008 - 2009
Germany	2006 - 2008	2009
United Kingdom	None	2003 - 2009
Singapore	None	2002 - 2009
France	None	2007 - 2009
Canada	2002 - 2005	2006 - 2009

(1)
Includes federal as well as state, provincial or local jurisdictions, as applicable.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $28.1 million to $58.4 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $13.6 million.

  2.
  As a result of the expected resolution of examination issues and settlements with U.S. federal and state tax authorities, Grace believes it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next twelve months by up to $21.7 million.

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2010	December 31, 2009
Overfunded defined benefit pension plans	$33.0	$36.7
Underfunded defined benefit pension plans	(448.9)	(372.2)
Unfunded defined benefit pension plans	(174.0)	(158.2)

Total underfunded and unfunded defined benefit pension plans	(622.9)	(530.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(114.5)	(105.4)
Pension liabilities included in other current liabilities	(12.9)	(12.9)

Net funded status	$(717.3)	$(612.0)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $33.0 million as of September 30, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $448.9 million as of September 30, 2010. Additionally, Grace has several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $301.4 million at September 30, 2010 is unfunded. The combined balance of the underfunded and unfunded plans was $750.3 million as of September 30, 2010 and is presented as a liability on the Consolidated Balance Sheets as follows: $12.9 million in "other current liabilities;" $622.9 million included in "underfunded and unfunded defined benefit

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

pension plans", of which $448.9 million relates to underfunded plans and $174.0 million relates to unfunded plans; and $114.5 million in "liabilities subject to compromise."

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2009 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2010, Grace decreased the discount rate for the U.S. qualified pension plans from 5.75% at December 31, 2009 to 4.75% at September 30, 2010 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2009. Based on review of the yield curve analyses for these plans as of September 30, 2010, Grace changed the discount rate for the United Kingdom from 5.75% at December 31, 2009 to 5.00% at September 30, 2010, for Germany from 5.25% at December 31, 2009 to 4.25% at September 30, 2010, and for Canada from 6.25% at December 31, 2009 to 5.50% at September 30, 2010. The funded status as of September 30, 2010 reflects a decrease in total assets of approximately $18 million and an increase in total liabilities of approximately $146 million as compared to December 31, 2009, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from December 31, 2009 to September 30, 2010 by approximately $36 million, total liabilities increased by approximately $146 million and shareholders' equity decreased by approximately $110 million.

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

	Three Months Ended September 30,
	2010			2009
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.2	$1.9	$0.1	$4.0	$1.8	$0.1
Interest cost	15.5	5.3	0.8	15.7	5.5	1.0
Expected return on plan assets	(13.0)	(3.7)	—	(11.0)	(3.9)	—
Amortization of prior service cost (credit)	0.2	—	(1.0)	0.4	—	(1.0)
Amortization of net deferred actuarial loss	7.4	1.3	0.1	8.2	0.8	0.2

Net periodic benefit cost	$14.3	$4.8	$—	$17.3	$4.2	$0.3

	Nine Months Ended September 30,
	2010			2009
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12.7	$5.7	$0.2	$12.2	$5.1	$0.2
Interest cost	46.3	15.9	2.6	47.2	15.4	3.2
Expected return on plan assets	(39.0)	(11.2)	—	(33.0)	(11.0)	—
Amortization of prior service cost (credit)	0.8	—	(3.0)	0.9	0.1	(3.0)
Amortization of net deferred actuarial loss	22.2	3.9	0.3	24.7	2.3	0.6

Net periodic benefit cost	$43.0	$14.3	$0.1	$52.0	$11.9	$1.0

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On July 1, 2010, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $37 million for the period from July 2010 through January 2011. In that regard, Grace contributed approximately $38 million in 2009 and approximately $46 million from January 2010 through October 2010 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three and nine month periods ended September 30, 2010 were $3.0 million and $9.5 million compared with $3.0 million and $8.9 million for the prior year periods.

9. Other Balance Sheet Accounts

(In millions)	September 30, 2010	December 31, 2009
Other Assets
Patents, licenses and other intangible assets, net	$54.1	$61.5
Deferred charges	27.1	29.1
Fair value of currency forward contracts	14.4	1.3
Other assets	9.8	13.1

	$105.4	$105.0

Other Current Liabilities
Accrued compensation	$80.8	$101.0
Customer volume rebates	29.4	33.0
Income tax payable	23.1	23.9
Accrued commissions	10.3	11.6
Deferred tax liability	9.6	6.0
Fair value of currency forward and commodity contracts	8.9	1.9
Accrued Chapter 11 reorganization expenses	6.4	15.7
Other accrued liabilities	106.1	114.8

	$274.6	$307.9

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts (Continued)

        Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

10. Commitments and Contingent Liabilities

        Asbestos-Related Liability    See Note 3 to the Consolidated Financial Statements for a discussion of Grace's asbestos-related liability.

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

        At September 30, 2010, Grace's estimated liability for environmental investigative and remediation costs totaled $144.0 million, as compared with $148.4 million at December 31, 2009. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2010 and 2009 were $4.4 million and $5.8 million, respectively.

Vermiculite Related Matters

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at September 30, 2010 and December 31, 2009 was $50.2 million and $51.6 million, respectively, excluding interest where applicable and is recorded in Environmental Contingencies in the Consolidated Balance Sheets. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        During 2009, Grace learned that the U.S. Environmental Protection Agency ("EPA") may reinvestigate approximately 100 former or currently operating plants at which vermiculite concentrate from the Grace-owned Libby vermiculite mine was expanded. Of these expansion plants, seven are currently owned by Grace. Grace is unable to determine the possible results of any reinvestigation and whether it may result in additional claims by EPA. The estimated obligation as of September 30, 2010 does not include any costs in respect of this reinvestigation or any additional EPA claims, which costs if any, are not currently estimable.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

Non-Vermiculite Related Matters

        At September 30, 2010 and December 31, 2009, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $93.8 million and $96.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the Multi-Site Settlement agreement described below. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        The EPA has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace intends to separately fund or carry out remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims, have been resolved except for claims in respect of the Grace-owned Libby vermiculite mine. Grace is working in cooperation with EPA to investigate the Libby vermiculite mine. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

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

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2010, Grace had gross financial assurances issued and outstanding of $252.3 million, comprised of $116.3 million of surety bonds issued by various insurance companies and $136.0 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 5, $69.5 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2010.

11. Restructuring Expenses and Related Asset Impairments

        In the third quarter of 2010, Grace took cost reduction and restructuring actions to further improve productivity. Grace accrued $5.7 million ($3.6 million in Grace Construction Products, and $2.1 million in Corporate) of restructuring expenses during the third quarter 2010, compared to $1.9 million ($(0.5) million in Grace Davison, $0.6 million in Grace Construction Products, and $1.8 million in Corporate) during the third quarter 2009. The third quarter restructuring actions consisted of an involuntary program that reduced total employment by 87 employees worldwide. Grace expects substantially all costs related to the 2009 restructuring programs to be paid by

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments (Continued)

December 31, 2010, and substantially all costs related to the 2010 restructuring programs to be paid by December 31, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Restructuring Expenses and Related Asset Impairments:
Severance and other employee related costs	$4.7	$1.9	$8.1	$26.7
Asset write-offs and other restructuring costs	1.0	—	1.0	0.2

Total Restructuring Expenses and Related Asset Impairments	$5.7	$1.9	$9.1	$26.9

Restructuring Severance Liability Rollforward (In millions)	Total
Balance at January 01, 2008	$—
Accrual for severance and other employee related costs	5.2
Payments	(4.5)

Balance at December 31, 2008	0.7
Accrual for severance and other employee related costs	29.6
Payments	(17.5)
Currency Translation and other	0.7

Balance at December 31, 2009	13.5
Accrual for severance and other employee related costs	8.1
Payments	(8.5)
Currency Translation and other	(0.6)

Balance at September 30, 2010	12.5

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Reduction by Operating Segment	2010	2009	2010	2009
Grace Davison	—	—	9	183
Grace Construction Products	47	4	107	218
Corporate	40	21	56	61

Total	87	25	172	462

Notes to Consolidated Financial Statements (Continued)

12. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Translation effects—intercompany loans	$(35.2)	$(16.7)	$19.0	$(18.6)
Value of currency forward contracts—intercompany loans	30.9	14.6	(20.7)	23.9
Other currency transaction effects	2.2	2.4	4.0	6.6
Interest income	(0.3)	(0.2)	(0.6)	(1.0)
Net income from life insurance policies	0.1	—	0.1	(1.2)
Net loss (gain) on sales of investments and disposals of assets	0.2	0.6	(0.1)	(2.5)
Other miscellaneous (income) expense	—	4.4	(1.5)	3.4

Total other (income) expense, net	$(2.1)	$5.1	$0.2	$10.6

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.8)	$0.3	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.8	(3.0)	5.8
Other changes in funded status	(26.3)	9.1	(17.2)

Benefit plans, net	(18.3)	6.4	(11.9)
Gain (loss) from hedging activities	(1.1)	0.4	(0.7)
Currency translation adjustments	8.5	—	8.5

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.9)	$6.8	$(4.1)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.2)	$0.8	$(1.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	26.4	(9.0)	17.4
Other changes in funded status	(133.1)	45.0	(88.1)

Benefit plans, net	(108.9)	36.8	(72.1)
Gain (loss) from hedging activities	(2.9)	1.0	(1.9)
Currency translation adjustments	12.8	—	12.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(99.0)	$37.8	$(61.2)

Three Months Ended September 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.3	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.2	(3.2)	6.0
Other changes in funded status	(48.6)	16.2	(32.4)

Benefit plans, net	(40.0)	13.3	(26.7)
Gain (loss) from hedging activities	4.6	(1.8)	2.8
Currency translation adjustments	10.9	—	10.9
Unrealized gain on investment	0.2	—	0.2

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(24.3)	$11.5	$(12.8)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.0)	$0.8	$(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	27.6	(9.6)	18.0
Other changes in funded status	(54.7)	17.3	(37.4)

Benefit plans, net	(29.1)	8.5	(20.6)
Gain (loss) from hedging activities	8.2	(2.9)	5.3
Currency translation adjustments	30.1	—	30.1
Unrealized gain on investment	1.0	—	1.0

Other comprehensive income attributable to W. R. Grace & Co. shareholders	$10.2	$5.6	$15.8

        The following table presents the components of Grace's accumulated other comprehensive loss at September 30, 2010 and December 31, 2009:

Components of Accumulated Other Comprehensive Loss (In millions)	September 30, 2010	December 31, 2009
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(2.3)	$(0.9)
Net deferred actuarial loss (net of tax)	(613.5)	(542.8)

Benefit plans, net	(615.8)	(543.7)
Hedging activities, net of tax	(1.5)	0.4
Currency translation	42.4	29.6
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(575.7)	$(514.5)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at September 30, 2010 and December 31, 2009, respectively, represents the accumulation of net deferred actuarial losses of $613.5 million and $542.8 million as well as net prior service costs of $2.3 million and $0.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the nine month periods ended September 30, 2010 and 2009, the pre-tax benefit recognized related to prior service credits was $2.2 million and $2.0 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $26.4 million and $27.6 million, respectively. In addition, $133.1 million and $54.7 million of pre-tax loss was recognized for changes in funded status during the nine month periods ended September 30, 2010 and 2009, respectively.

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

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

        See Note 6 for a discussion of hedging activities.

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended, September 30,		Nine Months Ended, September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$54.9	$44.4	$162.2	$24.8

Denominators
Weighted average common shares—basic calculation	72.8	72.2	72.7	72.2
Dilutive effect of employee stock options	1.5	0.7	1.9	0.1

Weighted average common shares—diluted calculation	74.3	72.9	74.6	72.3

Basic earnings per share	$0.75	$0.61	$2.23	$0.34

Diluted earnings per share	$0.74	$0.61	$2.17	$0.34

        Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 1.3 million for the three and nine months ended September 30, 2010. Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 1.9 and 2.4 million for the three and nine months ended September 30, 2009, respectively.

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

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net Sales
Grace Davison	$458.3	$518.9	$1,330.4	$1,474.6
Grace Construction Products	223.8	234.7	651.6	672.1

Total	$682.1	$753.6	$1,982.0	$2,146.7

Adjusted EBIT
Grace Davison	$103.3	$93.3	$297.5	$215.1
Grace Construction Products	28.3	34.4	69.6	80.8
Corporate costs	(21.1)	(26.2)	(63.0)	(63.5)
Defined benefit pension expense	(19.1)	(21.5)	(57.3)	(63.9)

Total	$91.4	$80.0	$246.8	$168.5

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, information technology, and incentive compensation related to corporate functions) as well as other corporate costs such as insurance premiums and professional fees.

Reconciliation of Adjusted EBIT to Net Income Attributable to W. R. Grace & Co. Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Adjusted EBIT	$91.4	$80.0	$246.8	$168.5
Chapter 11- and asbestos-related costs, net of interest income	(3.8)	(22.8)	(24.1)	(94.5)
Restructuring expenses and related asset impairments	(5.7)	(1.9)	(9.1)	(26.9)
Gain on sales of product lines	—	22.2	—	22.2
Interest expense and related financing costs	(10.2)	(9.7)	(31.1)	(28.5)
Interest income of non-Debtor subsidiaries	0.3	0.2	0.6	1.0
Provision for income taxes	(17.1)	(23.6)	(20.9)	(17.0)

Net Income attributable to W. R. Grace & Co. shareholders	$54.9	$44.4	$162.2	$24.8

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

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net Sales
United States	$195.6	$231.1	$573.4	$692.6
Canada and Puerto Rico	19.7	19.0	60.1	58.1

Total North America	215.3	250.1	633.5	750.7
Europe Middle East Africa	268.3	294.7	789.8	815.7
Asia Pacific	125.2	146.2	348.5	399.5
Latin America	73.3	62.6	210.2	180.8

Total	$682.1	$753.6	$1,982.0	$2,146.7

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

        Grace and ART continue to transact business on a regular basis, and maintain several agreements in order to effect such business. Since the deconsolidation on December 1, 2009, these agreements are treated as related party activities with an unconsolidated affiliate. For the quarter ended September 30, 2010, Grace sales of catalysts to ART were $55.1 million. Charges for fixed costs, research and development and selling general and administrative services to ART were $6.3 million. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2011. No amounts were outstanding at September 30, 2010. In November 2009, ART declared a dividend of $19.0 million, of which $10.5 million was payable to Grace. This amount is reflected in "Other Current Assets" in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's combined businesses subject to profit sharing with noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Sales	$21.6	$103.2	$65.1	$306.7
Income before taxes	0.1	14.8	1.9	23.3
Net income	0.1	14.0	1.4	22.4
Noncontrolling interests in net income	—	6.4	0.4	9.9
Dividends paid to noncontrolling interests	—	$(0.6)	—	$(14.3)

(In millions)	September 30, 2010	December 31, 2009
Cash	$11.6	$10.8
Other current assets	32.5	30.5
Total assets	54.8	52.8
Total liabilities	30.6	30.0
Shareholders' equity	24.2	22.8
Noncontrolling interests in shareholders' equity	8.7	8.7

        As discussed in Note 16, Grace deconsolidated the ART joint venture in December 2009. As a result, sales of consolidated affiliates decreased from 2009 to 2010.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended September 30, 2010 as the "third quarter", the quarter ended September 30, 2009 as the "prior year quarter", the quarter ended June 30, 2010 as the "2010 second quarter", the nine months ended September 30, 2010 as the "nine months" and the nine months ended September 30, 2009 as the "prior year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-U.S. GAAP performance measures.

Results of Operations

Third Quarter Performance Summary

        Following is a summary of our performance measures for the third quarter compared with the prior year quarter.

  •
  Sales volumes and prices increased 3.6% compared with the prior year quarter (excluding sales of the ART joint venture from both periods). These improvements were offset by unfavorable currency translation of 3.5%.

  •
  Sales in emerging regions increased 9.5% and sales volumes in emerging regions increased approximately 13% compared with the prior year quarter (excluding sales of the ART joint venture from both periods). Sales in emerging regions were 33.6% of total Grace sales.

  •
  As reported, sales for the third quarter were $682.1 million compared with $753.6 million in the prior year quarter, a 9.5% decrease. Sales for the prior year quarter include $72.4 million of sales of the ART joint venture deconsolidated in December 2009.

  •
  Gross profit percentage increased to 36.0% from 34.8% in the prior year quarter.

  •
  Adjusted EBIT increased 14.3% to $91.4 million from $80.0 million in the prior year quarter. Adjusted EPS was $0.75 compared with $0.66 in the prior year quarter.

  •
  Grace net income increased 23.6% to $54.9 million in the third quarter compared with $44.4 million in the prior year quarter. Grace's diluted EPS was $0.74 compared with $0.61 in the prior year quarter.

  •
  Adjusted Operating Cash Flow was $99.7 million in the third quarter compared with $175.6 in the prior year quarter.

  •
  Adjusted EBIT Return On Invested Capital was 25.9% on a trailing four quarter basis.

Summary Description of Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments.

        Grace Davison markets its products primarily to a wide range of industrial customers, including those in the energy and refining industry, consumer, industrial and packaging industries, petrochemical and biochemical industries and the pharmaceutical and life sciences industries. Grace Davison includes the following product groups:

  •
  Refining Technologies, which includes:

  •
  Fluid catalytic cracking, or FCC, catalysts, that help to "crack" the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

    •
    Hydroprocessing catalysts, most of which are marketed through our ART joint venture with Chevron Products Company in which we hold a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process (ART is not consolidated in our financial statements, so ART's sales are excluded from our sales);

  •
  Materials Technologies which includes:

  •
  Engineered materials, including silica-based and silica-alumina-based materials, used in:

  •
  Industrial applications, such as rubber and tires, precision investment casting, refractory, insulating glass windows, and drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging,

  •
  Consumer applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive; and for the processing and stabilization of edible oils and beverages,

  •
  Coatings and print media applications, consisting of functional additives that provide matting effects and corrosion protection for industrial coatings, enable enhanced media and paper quality in ink jet coatings, and act as a functional filler and retention aid in paper,

  •
  Packaging materials, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds and technologies designed to reduce off-taste effects and extend the shelf-life of packaged products; and

  •
  Specialty Technologies, which includes:

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

Global scope

        We operate globally with approximately 68% of our annual 2009 sales and 72% of our nine months sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

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

Analysis of Operations

        Set forth in the table below are our key operating statistics with dollar and percentage changes for the third quarter compared to the prior year quarter and for the nine months compared to the prior year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We define Adjusted EBIT (a non-U.S. GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, net Chapter 11- and asbestos-related costs, restructuring expenses and related asset impairments, and gains and losses on sales of product lines and other investments.

        We define Adjusted EBITDA (a non-U.S. GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.

        We define Adjusted Earnings Per Share (EPS) (a non-U.S. GAAP financial measure) to be Diluted EPS adjusted for net Chapter 11- and asbestos- related costs, restructuring expenses and related asset impairments, gains and losses on sales of product lines and other investments, and certain discrete tax items.

        We define Adjusted Operating Cash Flow (a non-U.S. GAAP financial measure) to be Adjusted EBITDA plus pension expense plus or minus the change in net working capital and specified other assets and liabilities minus capital expenditures. Adjusted Operating Cash Flow excludes the cash flow effects of income taxes, defined benefit pension arrangements, net Chapter 11- and asbestos- related costs, and any restructuring or divestment activities.

        We define Adjusted EBIT Return On Invested Capital (a non-U.S. GAAP financial measure) to be Adjusted EBIT divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

        We use Adjusted EBIT and Adjusted Operating Cash Flow as performance measures in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of net Chapter 11- and asbestos- related costs, and any restructuring or divestment activities.

        Similarly, we use Adjusted Operating Cash Flow as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes and because it better measures the ongoing cash flow results of our strategic and operating decisions by excluding the cash flow effects of income taxes, defined benefit pension arrangements, net Chapter 11- and asbestos- related costs, and any restructuring or divestment activities. These excluded items are generally managed at the corporate level rather than the operating segment or business unit level or are not materially affected by day-to-day operating decisions. Adjusted Operating Cash Flow is an important performance measure for us because it measures the effectiveness of our businesses in generating cash to finance current and future growth investments, our significant underfunded pension liabilities, and our asbestos-related liabilities. For this reason, we include changes in net working capital and other assets and liabilities in the measurement of Adjusted Operating Cash Flow because they are significant components of the cash invested in or generated by our businesses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Operations (In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net sales:
Grace Davison	$458.3	$518.9	$(60.6)	(11.7)%	$1,330.4	$1,474.6	$(144.2)	(9.8)%

Refining Technologies	189.6	267.9	(78.3)	(29.2)%	540.6	791.5	(250.9)	(31.7)%
Materials Technologies	171.5	164.3	7.2	4.4%	506.6	445.2	61.4	13.8%
Specialty Technologies	97.2	86.7	10.5	12.1%	283.2	237.9	45.3	19.0%

Grace Construction Products	223.8	234.7	(10.9)	(4.6)%	651.6	672.1	(20.5)	(3.1)%

Americas	113.0	119.5	(6.5)	(5.4)%	333.4	351.2	(17.8)	(5.1)%
Europe	69.2	79.1	(9.9)	(12.5)%	203.5	222.1	(18.6)	(8.4)%
Asia Pacific	41.6	36.1	5.5	15.2%	114.7	98.8	15.9	16.1%

Total Grace net sales	$682.1	$753.6	$(71.5)	(9.5)%	$1,982.0	$2,146.7	$(164.7)	(7.7)%

Net sales by region:
North America	$215.3	$250.1	$(34.8)	(13.9)%	$633.5	$750.7	$(117.2)	(15.6)%
Europe Middle East Africa	268.3	294.7	(26.4)	(9.0)%	789.8	815.7	(25.9)	(3.2)%
Asia Pacific	125.2	146.2	(21.0)	(14.4)%	348.5	399.5	(51.0)	(12.8)%
Latin America	73.3	62.6	10.7	17.1%	210.2	180.8	29.4	16.3%

Total net sales by region	$682.1	$753.6	$(71.5)	(9.5)%	$1,982.0	$2,146.7	$(164.7)	(7.7)%

Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$103.3	$93.3	$10.0	10.7%	$297.5	$215.1	$82.4	38.3%
Grace Construction Products segment operating income	28.3	34.4	(6.1)	(17.7)%	69.6	80.8	(11.2)	(13.9)%
Corporate support functions (including performance based compensation)	(16.7)	(15.7)	(1.0)	(6.4)%	(47.7)	(42.1)	(5.6)	(13.3)%
Other corporate costs (including environmental remediation)	(4.4)	(10.5)	6.1	58.1%	(15.3)	(21.4)	6.1	28.5%
Defined benefit pension expense(B)	(19.1)	(21.5)	2.4	11.2%	(57.3)	(63.9)	6.6	10.3%

Adjusted EBIT	91.4	80.0	11.4	14.3%	246.8	168.5	78.3	46.5%
Chapter 11- and asbestos-related costs, net	(3.8)	(22.8)	19.0	83.3%	(24.1)	(94.5)	70.4	74.5%
Restructuring expenses and related asset impairments(C)	(5.7)	(1.9)	(3.8)	NM	(9.1)	(26.9)	17.8	66.2%
Gain on sales of product lines	—	22.2	(22.2)	(100.0)%	—	22.2	(22.2)	(100.0)%
Interest expense and related financing costs	(10.2)	(9.7)	(0.5)	(5.2)%	(31.1)	(28.5)	(2.6)	(9.1)%
Interest income of non-Debtor subsidiaries	0.3	0.2	0.1	50.0%	0.6	1.0	(0.4)	(40.0)%
Provision for income taxes	(17.1)	(23.6)	6.5	27.5%	(20.9)	(17.0)	(3.9)	(22.9)%

Net income attributable to W. R. Grace & Co. shareholders	$54.9	$44.4	$10.5	23.6%	$162.2	$24.8	$137.4	NM

Diluted EPS (GAAP)	$0.74	$0.61	$0.13	21.3%	$2.17	$0.34	$1.83	NM

Adjusted EPS (non-GAAP)	$0.75	$0.66	$0.09	13.6%	$1.98	$1.31	$0.67	51.1%

	Three Months Ended September 30,					Nine Months Ended September 30,
Analysis of Operations (In millions)	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Profitability performance measures:
Gross profit percentage:
Grace Davison	36.3%	33.6%	NM	2.7	pts	35.9%	29.6%	NM	6.3	pts
Grace Construction Products	35.7%	37.9%	NM	(2.2	) pts	35.2%	36.0%	NM	(0.8	) pts
Total Grace	36.0%	34.8%	NM	1.2	pts	35.5%	31.5%	NM	4.0	pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$91.4	$80.0	$11.4	14.3%		$246.8	$168.5	$78.3	46.5%
Depreciation and amortization	27.2	28.2	(1.0)	(3.5)%		86.9	84.5	2.4	2.8%

Adjusted EBITDA	$118.6	$108.2	$10.4	9.6%		$333.7	$253.0	$80.7	31.9%
Operating margin as a percentage of sales(A)(B)(C):
Grace Davison segment operating income	22.5%	18.0%	NM	4.6	pts	22.4%	14.6%	NM	7.8	pts
Grace Construction Products segment operating income	12.6%	14.7%	NM	(2.0	) pts	10.7%	12.0%	NM	(1.3	) pts
Adjusted EBIT	13.4%	10.6%	NM	2.8	pts	12.5%	7.8%	NM	4.6	pts
Adjusted EBITDA	17.4%	14.4%	NM	3.0	pts	16.8%	11.8%	NM	5.1	pts

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Operations (In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cash flow performance measure:
Net income attributable to W. R. Grace & Co. shareholders	$54.9	$44.4	$10.5	23.6%	$162.2	$24.8	$137.4	NM
Chapter 11- and asbestos-related costs, net	3.8	22.8	(19.0)	(83.3)%	24.1	94.5	(70.4)	(74.5)%
Restructuring expenses and related asset impairments(C)	5.7	1.9	3.8	NM	9.1	26.9	(17.8)	(66.2)%
Gain on sales of product lines	—	(22.2)	22.2	100.0%	—	(22.2)	22.2	100.0%
Interest expense and related financing costs	10.2	9.7	0.5	5.2%	31.1	28.5	2.6	9.1%
Interest income of non-Debtor subsidiaries	(0.3)	(0.2)	(0.1)	(50.0)%	(0.6)	(1.0)	0.4	40.0%
Provision for income taxes	17.1	23.6	(6.5)	(27.5)%	20.9	17.0	3.9	22.9%

Adjusted EBIT	91.4	80.0	11.4	14.3%	246.8	168.5	78.3	46.5%
Depreciation and amortization	27.2	28.2	(1.0)	(3.5)%	86.9	84.5	2.4	2.8%

Adjusted EBITDA	118.6	108.2	10.4	9.6%	333.7	253.0	80.7	31.9%
Defined benefit pension expense	19.1	21.5	(2.4)	(11.2)%	57.3	63.9	(6.6)	(10.3)%
Change in net working capital	(25.2)	20.7	(45.9)	NM	(50.5)	87.6	(138.1)	(157.6)%
Change in other assets and liabilities	14.0	42.3	(28.3)	(66.9)%	(43.5)	(23.6)	(19.9)	(84.3)%
Capital expenditures	(26.8)	(17.1)	(9.7)	(56.7)%	(69.0)	(53.6)	(15.4)	(28.7)%

Adjusted Operating Cash Flow	$99.7	$175.6	$(75.9)	(43.2)%	$228.0	$327.3	$(99.3)	(30.3)%

	Four Quarters Ended September 30,
Analysis of Operations (In millions)	2010	2009
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$307.3	$220.4
Invested Capital:
Trade accounts receivable	420.6	442.1
Inventories	267.4	261.2
Accounts payable	(217.7)	(177.6)

	470.3	525.7
Other current assets	88.1	75.3
Properties and equipment, net	673.8	686.6
Goodwill and other intangible assets	116.6	120.2
Investments in unconsolidated affiliates	58.4	7.4
Other assets	100.4	112.6
Other current liabilities	(262.1)	(297.1)
Other liabilities	(58.8)	(69.9)

Total invested capital(D)	$1,186.7	$1,160.8

Adjusted EBIT Return On Invested Capital	25.9%	19.0%

Amounts may not add due to rounding.
Note A:	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.
Note B:
Defined benefit pension expense includes all defined benefit pension expense of Grace. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.
Note C:
Restructuring expenses and related asset impairments represent charges related to our operating segments as follows: For the third quarter, Grace Construction Products $3.6 million and Corporate $2.1 million. For the nine months, Grace Davison $1.4 million, Grace Construction Products $5.4 million, and Corporate $2.3 million. For the prior year quarter, Grace Davison $(0.5) million, Grace Construction Products $0.6 million, and Corporate $1.8 million. For the prior year period, Grace Davison $12.2 million, Grace Construction Products $8.6 million, and Corporate $6.1 million.
Note D:	Total invested capital excludes the cash value of life insurance policies, net of policy loans of $5.0 and $4.4 million in other assets in 2010 and 2009, respectively.
NM—Not Meaningful

        The following tables present our sales, gross profit, gross profit percentage, selling general and administrative expenses, and research and development expenses excluding ART for the prior year quarter and prior year period:

	Three Months Ended September 30,					Nine Months Ended September 30,
Total Grace—excluding ART (In millions)	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Sales:
North America	$215.3	$232.1	$(16.8)	(7.2)%		$633.5	$674.7	$(41.2)	(6.1)%
Europe Middle East Africa	268.3	276.4	(8.1)	(2.9)%		789.8	772.0	17.8	2.3%
Asia Pacific	125.2	110.5	14.7	13.3%		348.5	300.9	47.6	15.8%
Latin America	73.3	62.2	11.1	17.8%		210.2	177.1	33.1	18.7%

Total Sales	$682.1	$681.2	$0.9	0.1%		$1,982.0	$1,924.7	$57.3	3.0%

Gross profit	$245.4	$242.4	$3.0	1.2%		$703.7	$638.5	$65.2	10.2%
Gross profit percentage	36.0%	35.6%	NM	0.4	pts	35.5%	33.2%	NM	2.3	pts
Selling, general and administrative expenses	$123.9	$132.1	$(8.2)	(6.2)%		$376.2	$412.6	$(36.4)	(8.8)%
Research and development expenses	$14.8	$14.2	$0.6	4.2%		$44.9	$45.3	$(0.4)	(0.9)%

	Three Months Ended September 30,					Nine Months Ended September 30,
Grace Davison Operating Segment—excluding ART (In millions)
	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Sales:
Refining Technologies	$189.6	$195.5	$(5.9)	(3.0)%		$540.6	$569.5	$(28.9)	(5.1)%
Materials Technologies	171.5	164.3	7.2	4.4%		506.6	445.2	61.4	13.8%
Specialty Technologies	97.2	86.7	10.5	12.1%		283.2	237.9	45.3	19.0%

Total Sales	$458.3	$446.5	$11.8	2.6%		$1,330.4	$1,252.6	$77.8	6.2%

Gross profit	$166.2	$154.3	$11.9	7.7%		$477.0	$398.9	$78.1	19.6%
Gross profit percentage	36.3%	34.6%	NM	1.7	pts	35.9%	31.8%	NM	4.1	pts

Grace Overview

        Following is an overview of our financial performance for the third quarter and nine months compared with the corresponding prior year periods.

Net Sales

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation. The numbers in the prior year quarter and prior year period have been adjusted to reflect the ART deconsolidation.

	Three Months ended September 30, 2010 as a Percentage Increase (Decrease) from Three Months ended September 30, 2009
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	5.4%	1.7%	(4.5)%	2.6%
Grace Construction Products	(4.0)%	0.9%	(1.5)%	(4.6)%
Net sales	2.2%	1.4%	(3.5)%	0.1%
By Region:
North America	(9.4)%	1.9%	0.3%	(7.2)%
Europe Middle East Africa	4.7%	0.6%	(8.2)%	(2.9)%
Asia Pacific	9.2%	0.9%	3.2%	13.3%
Latin America	21.2%	4.3%	(7.7)%	17.8%

        Sales increased 0.1% overall and 9.5% in emerging regions compared with the prior year quarter, excluding sales of the ART joint venture from both quarters. Emerging regions represented 33.6% of sales in the third quarter. As reported, sales were $682.1 million compared with $753.6 million in the prior year quarter, a decrease of 9.5%. Sales for the prior year quarter include $72.4 million of sales of the ART joint venture deconsolidated in December 2009.

	Nine Months ended September 30, 2010 as a Percentage Increase (Decrease) from Nine Months ended September 30, 2009
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	6.3%	1.2%	(1.3)%	6.2%
Grace Construction Products	(3.8)%	(0.3)%	1.0%	(3.1)%
Net sales	2.8%	0.7%	(0.5)%	3.0%
By Region:
North America	(6.1)%	(0.4)%	0.4%	(6.1)%
Europe Middle East Africa	4.4%	0.1%	(2.2)%	2.3%
Asia Pacific	8.9%	2.2%	4.7%	15.8%
Latin America	19.3%	4.5%	(5.1)%	18.7%

        Sales increased 3.0% overall and 15.2% in emerging regions compared with the prior year period, excluding sales of the ART joint venture from both periods. As reported, sales were $1,982.0 million compared with $2,146.7 million in the prior year period, a decrease of 7.7%.

Adjusted EBIT

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Adjusted EBIT was $91.4 million in the third quarter compared with $80.0 million in the prior year quarter. The increase was primarily due to the increase in sales volumes and the improvement in gross profit percentage from the prior year quarter. Gross profit percentage for the third quarter was 36.0% compared with 34.8% in the prior year quarter. The improvement was due to better operating leverage and improved prices, partially offset by inflation in certain raw materials, in addition to the effect of the deconsolidation of ART. Adjusted EBIT margin was 13.4% compared with 10.6% in the prior year quarter and 13.3% in the 2010 second quarter. Adjusted EBIT for the nine months was $246.8 compared with $168.5 million in the prior year period. The increase was primarily due to increased sales volume in Grace Davison and the improvement in gross profit percentage from the prior year quarter. Adjusted EBIT margin for the nine months was 12.5% compared with 7.8% in the prior year period.

Grace Net Income

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Grace net income was $54.9 million in the third quarter compared with $44.4 million in the prior year quarter and $162.2 for the nine months compared with $24.8 million in the prior year period. The quarter and year to date increases were primarily due to better segment operating income, lower Chapter 11- and asbestos- related costs, net and lower restructuring expenses partially offset by the gain on the sale of a product line in the prior year quarter. Chapter 11- and asbestos-related cost, net are lower in 2010 as the level of Chapter 11 activity has declined subsequent to the completion of the confirmation hearing in January 2010.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
(In millions)	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.74				$2.17
Restructuring charges and related asset impairments	5.7	1.5	4.2	0.06	9.1	2.6	6.5	0.09
Chapter 11- and asbestos-related costs, net	3.8	0.9	2.9	0.04	24.1	6.7	17.4	0.23
Discrete tax items, including adjustments to uncertain tax positions		6.9	(6.9)	(0.09)		21.0	(21.0)	(0.28)
U.S. federal income tax settlement						16.9	(16.9)	(0.23)

Adjusted EPS (non-GAAP)				$0.75				$1.98

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
(In millions)	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.61				$0.34
Restructuring charges and related asset impairments	1.9	0.5	1.4	0.02	26.9	7.3	19.6	0.27
Chapter 11- and asbestos-related costs, net	22.8	6.0	16.8	0.23	94.5	28.0	66.5	0.92
Gain on sales of product lines	(22.2)	(7.8)	(14.4)	(0.20)	(22.2)	(7.8)	(14.4)	(0.20)
Discrete tax items, including adjustments to uncertain tax positions		0.1	(0.1)	—		1.2	(1.2)	(0.02)

Adjusted EPS (non-GAAP)				$0.66				$1.31

Adjusted Operating Cash Flow

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Adjusted Operating Cash Flow was $99.7 million for the third quarter, compared with $175.6 million in the prior year quarter. Net working capital days were 56 in the third quarter, a decrease of three days from the prior year quarter. Adjusted Operating Cash Flow for the nine months was $228.0 million compared with $327.3 million in the prior year period. The prior year benefitted from a significant reduction in working capital and other assets and liabilities.

Adjusted EBIT Return On Invested Capital

Trailing Four Quarters

        Adjusted EBIT Return On Invested Capital increased to 25.9% on a trailing four quarter basis from 19.0% on the same basis in the prior year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest Adjusted EBIT Return On Invested Capital.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the third quarter and nine months compared with the corresponding prior year periods.

Net Sales—Grace Davison

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Refining Technologies	$189.6	$267.9	$(78.3)	(29.2)%	$540.6	$791.5	$(250.9)	(31.7)%
Materials Technologies	171.5	164.3	7.2	4.4%	506.6	445.2	61.4	13.8%
Specialty Technologies	97.2	86.7	10.5	12.1%	283.2	237.9	45.3	19.0%

Total Grace Davison Sales	$458.3	$518.9	$(60.6)	(11.7)%	$1,330.4	$1,474.6	$(144.2)	(9.8)%

        Sales of Grace Davison for the third quarter were up 2.6% overall and up 10.6% in emerging regions compared with the prior year quarter, excluding sales of the ART joint venture from both quarters. The increase was due to higher sales volumes (5.4%) and improved pricing (1.7%), partially offset by unfavorable currency translation (4.5%). Emerging regions represented 35.7% of sales in the third quarter. As reported, third quarter sales decreased 11.7% from $518.9 million in the prior year quarter.

        Sales of the Grace Davison operating segment for the nine months increased 6.2% compared with the prior year period, excluding sales of the ART joint venture from both periods. The increase was primarily due to higher volumes and improved prices partially offset by unfavorable currency translation. As reported, sales decreased 9.8% from $1,474.6 million in the prior year period.

        Refining Technologies—sales of catalysts and chemical additives used by petroleum refineries were $189.6 million in the third quarter, a decrease of 3.0% from the prior year quarter, excluding ART sales from both quarters. Sales were unfavorably affected by currency translation of 3.7% partially offset by improved prices. As reported, third quarter sales decreased 29.2% from $267.9 million in the prior year quarter.

        Sales for the nine months were $540.6 million, down 5.1% compared with the prior year period, excluding ART sales from both periods. Sales were favorably affected by higher sales volumes partially offset by currency translation. As reported, nine months sales decreased 31.7% from $791.5 million in the prior year period.

        ART is our hydroprocessing catalysts joint venture with Chevron, and is managed through our Refining Technologies product group. Since ART is accounted for using the equity method, ART's sales are excluded from our sales since December 1, 2009.

        Materials Technologies—sales of engineered materials, coatings and sealants used in many industrial, consumer and packaging applications were $171.5 million in the third quarter, up 4.4% from the prior year quarter, primarily due to sales volume growth of approximately 9%, partially offset by unfavorable currency translation.

        Sales for the nine months were $506.6 million, up 13.8% compared with the prior year period. Sales were favorably affected by higher sales volumes and improved prices. Sales volumes grew strongest in emerging regions where sales increased 17.6% compared with the prior year period.

        Specialty Technologies—sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $97.2 million in the third quarter, up 12.1% from the prior year quarter primarily due to higher customer demand and the success of new polyolefin catalysts and discovery science products, partially offset by unfavorable currency translation. Sales in emerging regions, primarily the Middle East and China, increased 26.2% compared to the prior year quarter.

        Sales for the nine months were $283.2 million, up 19.0% compared with the prior year period. Sales were favorably affected by higher customer demand for new and existing products and improved prices. Sales in emerging regions, primarily the Middle East and China, increased 40.8% compared to the prior year period.

Segment Operating Income (SOI) and Margin

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Segment operating income for the third quarter was $103.3 million compared with $93.3 million in the prior year quarter, a 10.7% increase, driven primarily by higher sales volumes, lower manufacturing costs, and better operational productivity. Gross profit percentage for the third quarter was 36.3% compared with 33.6% in the prior year quarter and 36.2% in the 2010 second quarter. Segment operating margin for the third quarter was 22.5% compared with 18.0% in the prior year quarter and 23.5% in the 2010 second quarter. Income from ART decreased from the prior year quarter on lower sales volumes. We expect ART sales and income to be significantly higher in the 2010 fourth quarter compared with the 2010 third quarter due to the uneven order pattern inherent in our hydroprocessing catalyst business.

        Segment operating income of Grace Davison for the nine months was $297.5 million, an increase of 38.3% compared with the prior year period. Segment operating margin was 22.4% compared with 14.6% in the prior year period. These results were primarily due to higher sales volumes, lower manufacturing costs, better operational productivity and higher income from ART. Gross profit percentage for the nine months was 35.9% compared with 29.6% in the prior year period.

        During the third quarter, the government of the People's Republic of China reduced its quotas on exports of rare earths. In response, market prices for rare earths have risen significantly. We use rare earths in the manufacture of our FCC catalysts and expect to incur higher costs on purchases of rare earth during the fourth quarter and 2011. We are implementing a surcharge on certain of our FCC catalyst products in response to these higher costs. We are also taking other actions to mitigate the impact to us and our customers.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the third quarter and nine months compared with the corresponding prior year periods.

Net Sales—Grace Construction Products

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
GCP Americas	$113.0	$119.5	$(6.5)	(5.4)%	$333.4	$351.2	$(17.8)	(5.1)%
GCP Europe*	69.2	79.1	(9.9)	(12.5)%	203.5	222.1	(18.6)	(8.4)%
GCP Asia Pacific	41.6	36.1	5.5	15.2%	114.7	98.8	15.9	16.1%

Total GCP Sales	$223.8	$234.7	$(10.9)	(4.6)%	$651.6	$672.1	$(20.5)	(3.1)%

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Specialty Construction Chemicals (SCC)	$157.3	$156.1	$1.2	0.8%	$433.7	$435.0	$(1.3)	(0.3)%
Specialty Building Materials (SBM)	66.5	78.6	(12.1)	(15.4)%	217.9	237.1	(19.2)	(8.1)%

Total GCP Sales	$223.8	$234.7	$(10.9)	(4.6)%	$651.6	$672.1	$(20.5)	(3.1)%

        Third quarter sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $223.8 million, down 4.6% from the prior year quarter. The sales decrease was due to lower sales volumes (4.0%) and unfavorable currency translation (1.5%), partially offset by improved prices (0.9%). The lower sales volumes were primarily due to lower customer demand in North America and Europe, partially offset by higher customer demand in emerging regions. Sales volume grew approximately 9.0% in emerging regions compared with the prior year quarter. Emerging regions represented 29.4% of sales in the third quarter. Customer demand for our SBM products was much weaker in the third quarter after many quarters of good penetration of our new products. In the third quarter, the decline in commercial construction starts and residential housing activity more than offset gains from continued product penetration.

        Third quarter construction trends varied significantly across regions. Overall construction spending continued to grow in emerging regions including Latin America, the Middle East, India, Southeast Asia, and China. In the United States and certain European countries, construction spending decreased in the third quarter. For example, industry data indicates that third quarter commercial construction starts in the U.S. were down approximately 15% from the prior year quarter. Additionally, U.S. Census Bureau data shows that total privately owned housing starts for the third quarter increased approximately 1% from the prior year quarter.

        Despite weakness in many advanced economies, we continue to invest in the emerging regions through acquisitions, joint ventures and new manufacturing capacity. These investments will expand our global presence and improve our ability to meet demand for our SCC and SBM products.

        Sales of the Grace Construction Products operating segment for the nine months were $651.6 million, down 3.1% from the prior year period.

        GCP Americas—sales to customers in the Americas were $113.0 million in the third quarter, down 5.4% from the prior year quarter. Sales for the nine months were $333.4 million, down 5.1% compared with the prior year period. Sales decreased in both periods primarily due to weak customer demand for SBM products in North America, partially offset by improved pricing and new customer sales in Latin America and new product penetration in both regions.

        GCP Europe—sales to customers in Western and Eastern Europe, the Middle East, Africa and India were $69.2 million in the third quarter, down 12.5% from the prior year quarter. Sales for the nine months were $203.5 million, down 8.4% compared with the prior year period. Sales decreased in both periods primarily due to weak customer demand in Western Europe and Dubai.

        GCP Asia Pacific—sales to customers in Asia (excluding India), Australia and New Zealand were $41.6 million in the third quarter, up 15.2% from the prior year quarter. Sales for the nine months were $114.7 million, up 16.1% compared with the prior year period. Sales increased in both periods primarily due to higher sales volumes to new and existing customers in emerging regions and Australia.

Segment Operating Income (SOI) and Margin

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Gross profit percentage for the third quarter was 35.7% compared with 37.9% in the prior year quarter and 35.0% in the 2010 second quarter. The decrease in gross profit percentage compared with the prior year quarter is primarily due to higher raw materials and logistics costs and product mix, partially offset by improved prices. Segment operating income for the third quarter was $28.3 million compared with $34.4 million for the prior year quarter, a 17.7% decrease. The decrease was primarily due to lower sales volumes and the decrease in gross profit percentage, partially offset by reduced operating expenses. Segment operating margin was 12.6% compared with 14.7% in the prior year quarter and 11.1% in the 2010 second quarter.

        We continue to invest in growth regions, such as Latin America, the Middle East, India and Asia Pacific, and in research and development to support our core product groups. As part of our emerging region growth strategy, we are starting manufacturing operations in Vietnam, and expect to begin operations at two additional sites before year end.

        Segment operating income for the nine months was $69.6 million, a decrease of 13.9% compared with the prior year period. Segment operating margin for the nine months was 10.7% compared with 12.0% in the prior year period. The lower operating income was primarily the result of continued weak demand in North America and Europe and lower gross profit percentage, partially offset by increased sales in emerging regions and expense reductions. Gross profit percentage was 35.2% compared with 36.0% in the prior year period.

Corporate Overview

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, information technology and incentive compensation related to corporate functions), and other corporate costs such as insurance premiums and professional fees. Corporate costs decreased by $5.1 million in the third quarter compared with the prior year quarter and $0.5 million for the nine months compared with the prior year period.

Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to Grace Davison, Grace Construction Products, and corporate employees.

        Defined benefit pension expense for the third quarter and nine months was $19.1 million and $57.3 million compared with $21.5 million and $63.9 million for the prior year comparative periods. The decrease in expense was primarily due to better pension plan asset performance in the U.S. in 2009.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$3.6	$18.4	$14.4	$36.4
Legal defense costs	0.1	0.8	0.1	35.5
Asbestos administration costs	1.3	1.3	4.8	5.8
Provision for environmental remediation related to asbestos	—	2.6	—	4.8
D&O insurance costs related to Chapter 11	0.8	0.8	2.6	2.5
Chapter 11 financing related(A):
Translation effects—intercompany loans	(35.2)	(16.7)	19.0	(18.6)
Value of currency forward contracts—intercompany loans	30.9	14.6	(20.7)	23.9
Certain other currency translation costs, net	2.2	1.0	3.8	5.4
COLI income, net	0.1	—	0.1	(1.2)

Chapter 11- and asbestos-related costs, net	$3.8	$22.8	$24.1	$94.5

Note A:	Due to the bankruptcy, Grace has had significant intercompany loans between its non-U.S. subsidiaries and its U.S. debtor subsidiaries that are not related to its operating activities. In addition, Grace has accumulated significant cash during its bankruptcy. The intercompany loans are expected to be paid when Grace emerges from bankruptcy, and excess cash balances are expected to be used to fund a significant portion of Grace's emergence from bankruptcy. Accordingly, income and expense items related to the intercompany loans and the cash balances are categorized as Chapter 11- and asbestos-related costs, net.

        The decrease in Chapter 11- and asbestos-related costs, net, for the third quarter compared with the prior year quarter was primarily due to a decrease in Chapter 11-related activity compared with the prior year quarter.

        The decrease in Chapter 11- and asbestos-related costs, net, for the nine months compared with the prior year period was primarily due to the conclusion of the Montana criminal proceedings in the prior year period, lower Chapter 11-related activity, and a decrease in the effects of currency translation compared with the prior year period.

Interest Expense

        Interest expense for the third quarter and nine months increased compared with the prior year comparative periods due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the nine months and prior year period were 3.6% and 3.5%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the nine months and prior year period would have been $64.1 million and $14.6 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $20.9 million and $17.0 million, respectively, are adjustments primarily related to provisions for tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. During the nine months, we recorded discrete benefits of approximately $37.9 million to the provision for income taxes primarily related to Internal Revenue Service settlements.

        See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2010. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. Based on current liquidity and our projections of 2010 cash flow, we expect to require new financing of approximately $700 million to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. Goldman Sachs and Deutsche Bank have been selected as our lead lenders and, in February 2010, we entered into engagement letters with these banks. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the amount of our available cash resources, including net cash flow from our operating and investing activities prior to emergence, and the final resolution costs for our outstanding claims and contingent liabilities. In addition, our principal U.S. subsidiary holds a loan of approximately $338.0 million from a foreign subsidiary. We expect that all or a substantial portion of this loan will be repaid at the time of emergence.

Cash Resources and Available Credit Facilities

        At September 30, 2010, we had available liquidity of $981.0 million, consisting of $919.3 million in cash and cash equivalents (approximately $636.5 million in the U.S.), and approximately $61.7 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At September 30, 2010, we held $81.1 million in restricted cash and cash equivalents primarily to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

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

        The following table summarizes our non-U.S. credit facilities as of September 30, 2010:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$67.9	$52.9	12/31/11
Other Countries	13.3	8.8	Various through 2011

Total	$81.2	$61.7

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the nine months and prior year period:

	Nine Months Ended September 30,
(In millions)	2010	2009
Net cash provided by operating activities	$166.1	$245.5
Net cash provided by (used for) investing activities	(149.6)	65.5
Net cash provided by (used for) financing activities	8.8	(19.9)
Effect of currency exchange rate changes on cash and cash equivalents	1.0	14.2

Increase in cash and cash equivalents	26.3	305.3
Cash and cash equivalents, beginning of period	893.0	460.1

Cash and cash equivalents, end of period	$919.3	$765.4

        Net cash provided by operating activities for the nine months was $166.1 million compared with $245.5 million for the prior year period. The change in cash provided by operating activities primarily relates to working capital improvements achieved in the prior year period partially offset by increased earnings in the current year.

        Net cash used for investing activities for the nine months was $149.6 million, compared with $65.5 million provided by investing activities for the prior year period. The use of cash for investing activities for the nine months is primarily due to the restriction of $81.1 million of cash and cash equivalents related to the new letter of credit facility. Additionally, we received proceeds of $68.8 million and $26.7 million from termination of life insurance policies and sales of product lines, respectively, in the prior year period.

Debt and Other Contractual Obligations

        Total debt outstanding at September 30, 2010 was $914.5 million, including $377.8 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.1 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2010. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a further discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the three and nine month periods ended September 30, 2010 were $3.0 million and $9.5 million compared with $3.0 million and $8.9 million for the prior year periods.

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans for our employees in the U.S., Canada, the U.K., Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Projected benefit obligation	$212.8	$214.2	$1,165.4	$1,040.4	$301.4	$276.5
Fair value of plan assets	245.8	250.9	716.5	668.2	—	—

Funded status (PBO basis)	$33.0	$36.7	$(448.9)	$(372.2)	$(301.4)	$(276.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $33.0 million as of September 30, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $448.9 million as of September 30, 2010. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $301.4 million at September 30, 2010 is unfunded. The combined balance of the underfunded and unfunded plans was $750.3 million as of September 30, 2010 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.9 million in "other current liabilities;" $622.9 million included in "underfunded and unfunded defined benefit pension plans", of which $448.9 million relates to underfunded plans and $174.0 million relates to unfunded plans; and $114.5 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at September 30, 2010 were approximately $684 million, up $26 million from December 31, 2009, primarily as a result of equity market returns.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2010	2009	2010	2009
U.S. advance-funded plans	$17.3	$13.0	$36.0	$29.1
U.S. pay-as-you-go plans	1.4	1.3	4.1	3.9
Non-U.S. advance-funded plans	1.3	2.1	3.2	3.9
Non-U.S. pay-as-you-go plans	1.8	2.0	5.3	5.6

Total Cash Contributions	$21.8	$18.4	$48.6	$42.5

        We expect to fund our U.S. advance-funded plans with approximately $46 million in 2010 based on funding requirements determined in mid-2009.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $8.5 million to these plans during the nine months.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program for the third quarter and nine months was $1.1 million and $3.3 million compared with $1.1 million and $4.5 million for the prior year comparative periods. We received Medicare subsidy payments of $1.4 million during the nine months compared with $3.0 million for the prior year period. Our recorded liability for postretirement benefits of $71.9 million at September 30, 2010 is stated at net present value discounted at 4.50%. Under our proposed Joint Plan, these benefits would continue.

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

        Accordingly, the proposed charter for the reorganized corporation under the Joint Plan provides that in the event there has been a 25 percentage point change of ownership in outstanding Grace common stock after emergence, the Board of Directors will have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders. These transfer restrictions will generally not impose any limitations on a person or other entity that holds less than 5% of the outstanding Grace common stock after emergence to either buy or sell Grace common stock on the open market.

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

        In January 2010, the Venezuelan government announced a devaluation of the bolivar in an effort to stabilize the economy. Venezuela announced that the fixed official rate would be devalued from the official exchange rate in place since 2005 of 2.15 per USD to a dual rate that sets the bolivar at 4.30 per USD for non-essential items and 2.60 per USD for food, medical supplies and machinery. We expect to primarily use the official rate of 4.30 to record our bolivar denominated transactions in 2010. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our third quarter and nine months sales. Total assets in Venezuela accounted for less than 1% of our total consolidated assets at September 30, 2010. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

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

Forward Looking Statements

        This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include, without limitation: developments affecting our bankruptcy, proposed plan of reorganization and settlements with certain creditors, the cost and availability of raw materials (including rare earth) and energy, developments affecting our unfunded pension obligations, risks related to foreign operations, especially in emerging regions, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speaks only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of September 30, 2010, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

W. R. GRACE & CO. (Registrant)
Date: November 5, 2010	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: November 5, 2010	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)