Form 10-K
period 2010-12-31
W R GRACE & CO
filed 2011-02-25
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-13953

W. R. GRACE & CO.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 65-0773649

7500 Grace Drive, Columbia, Maryland 21044-4098
(410) 531-4000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $21.04 as reported on the New York Stock Exchange was $1,073,454,151.*

         At January 31, 2011, 73,137,970 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

*
Based on 51,019,684 shares of W. R. Grace & Co. ("Grace") Common Stock, $.01 par value, held by non-affiliates (72,760,097 shares outstanding as of June 30, 2010 less 21,740,413 shares held by stockholders, whose beneficial ownership exceeds 10% of the outstanding shares of Grace Common Stock, as listed in the Grace 2009 Annual Report on Form 10-K as filed with the SEC on February 25, 2010, directors and named executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Grace, or that such person is controlled by or under common control with Grace.

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

        On November 30, 2009, we completed the sale of a 5% interest in Advanced Refining Technologies LLC, or ART, to our partner Chevron Products Company. We reduced our 55% interest to 50% to achieve a balanced ownership structure with Chevron. We deconsolidated ART's results from our consolidated financial statements on a prospective basis effective December 1, 2009 and now report ART using the equity method. Previously, we reported 100% of ART's sales and 55% of ART's income, with the remaining 45% of ART's income reported as income attributable to noncontrolling interests.

        Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2010, we had approximately 6,000 global employees.

        Grace Davison markets its products to a wide range of industrial customers, including those in the energy and refining industry, consumer, industrial and packaging industries, petrochemical and biochemical industries and the pharmaceutical and life sciences industries. Grace Davison includes the following product groups:

  •
  Refining Technologies, which includes:

  •
  Fluid Catalytic Cracking, or FCC, catalysts, that help to "crack" the hydrocarbon chain in distilled crude oil to improve yield and quality of transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

  •
  Hydroprocessing catalysts, most of which are marketed through our ART joint venture, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process;

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

  •
  Silica-based Separation Media and complementary purification products including chromatography columns and consumables used in the healthcare, pharmaceutical, life science and related industries, silica excipients used in pharmaceutical formulations and CO2 adsorbents used in anesthesiology and mine safety applications, and

  •
  instrumentation and reference standards used in the pharmaceutical, life science and related industries.

        Grace Davison accounted for approximately 67.4% of our 2010 sales.

        Grace Construction Products produces and sells specialty construction chemicals and specialty building materials, including:

  •
  Concrete Admixtures and Fibers used to modify the rheology, improve the durability and enhance various other properties of concrete, mortar, masonry and other cementitious construction materials;

  •
  Additives used in cement processing to improve energy efficiency in manufacturing, enhance the characteristics of finished cement and improve ease of use;

  •
  Building Materials used in commercial and residential construction and renovation to protect buildings and civil engineering structures from water, vapor and air penetration; and

  •
  Fire Protection Materials used to retard the spread of fire in buildings.

        Grace Construction Products accounted for approximately 32.6% of our 2010 sales.

Global Scope

        We operate our business on a global scale with approximately 71% of our 2010 sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

Strategy Overview

        Our strategy is to increase enterprise value by profitably growing our specialty chemicals and specialty materials businesses in the global marketplace and achieving high levels of efficiency. To meet these objectives, we plan to:

  •
  invest in research and development activities, with the goal of introducing new high-performance, technically differentiated products and services while continuing to enhance manufacturing processes and operations;

  •
  expand sales and manufacturing into emerging economies, including China, India, other economies in Asia, Eastern Europe, the Middle East and Latin America;

  •
  pursue selected acquisitions and alliances that complement our current product offerings or provide opportunities for faster penetration of desirable market or geographic segments; and

  •
  continue our commitment to process and productivity improvements and cost-management, such as rigorous controls on working capital and capital spending, integration of functional support services worldwide, and programs for supply chain management, which include both procurement, materials management and logistics.

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

        The Chapter 11 process generally ends when a plan of reorganization for the debtor is confirmed by the bankruptcy court and the plan becomes effective following the satisfaction or waiver of any conditions, including the resolution of any appeals. In cases similar to ours with complex asbestos liabilities, debtors have taken several years to complete the Chapter 11 process.

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

        On January 31, 2011, the Bankruptcy Court issued an order confirming Grace's Joint Plan of Reorganization, which we refer to as the Joint Plan. In order to become effective, the confirmation order must be affirmed by the U.S. District Court for the District of Delaware and all other conditions set forth in the Joint Plan must be satisfied or waived, including the resolution of any appeals.

        See disclosure in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information) and Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements for a description of our proposed joint plan of reorganization and a detailed discussion of our Chapter 11 cases and asbestos-related liabilities.

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

Grace Davison Operating Segment

        Grace Davison principally applies silica, alumina, zeolite and rubber and lattice technology in the design and manufacture of products to create significant value for our diverse customer base. Our customers include major oil refiners, plastics and chemicals manufacturers, producers of rigid food and beverage packaging, coatings manufacturers, consumer product manufacturers and pharmaceutical companies. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products and materials that help our customers create value in their markets.

        The following table sets forth Grace Davison sales of similar products as a percentage of Grace total revenue.

	2010		2009		2008
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Refining Technologies*	$742.0	27.7%	$992.1	35.1%	$1,099.1	33.1%
Materials Technologies	673.6	25.2%	606.0	21.5%	694.8	20.9%
Specialty Technologies	386.1	14.5%	337.3	11.9%	374.7	11.3%

Total Grace Davison Revenue	$1,801.7	67.4%	$1,935.4	68.5%	$2,168.6	65.3%

*
Grace deconsolidated ART's sales as of December 1, 2009 and now reports its share of ART's income using the equity method.

        The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2010		2009		2008
	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue
	(In millions)
North America	$486.2	27.0%	$563.1	29.1%	$645.9	29.8%
Europe Middle East Africa	791.7	43.9%	802.1	41.4%	913.4	42.1%
Asia Pacific	318.1	17.7%	378.4	19.6%	434.7	20.0%
Latin America	205.7	11.4%	191.8	9.9%	174.6	8.1%

Total Grace Davison Revenue*	$1,801.7	100.0%	$1,935.4	100.0%	$2,168.6	100.0%

*
Grace deconsolidated ART's sales as of December 1, 2009 and now reports its share of ART's income using the equity method.

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

        Refinery feedstocks vary in quality from sweet to heavy crude oil. Sweet crude feedstocks are typically more expensive than heavy crude and yield a greater proportion of high-value petroleum products. They also yield a lower proportion of residual oil, or "resid," which is generally the lowest-value feedstock contained in crude oil. Although heavy crude feedstocks with high resid content are typically less expensive than higher quality feedstocks, the processing of high-resid feedstocks is more difficult because of their relatively high metals, nitrogen and sulfur contamination and higher boiling points. We have designed our MIDAS® catalyst, IMPACT® catalyst, NEKTOR™ catalyst, and NOMUS™ catalyst product portfolios to enable our customers to increase the efficiency and yield of high-resid feedstock refining.

        As a result of volatility in the price of diesel fuel as compared to gasoline, refiners desire the flexibility to adjust the yield of light cycle oil, a component of diesel fuel, from their FCC units. We have designed our MIDAS® 300 catalyst and DieseliseR™ catalyst products to increase the yield of light cycle oil from refinery FCC units.

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

        Global economic growth, especially in emerging economies, has increased the demand for plastics. As a result, our refinery customers have sought increased profits from petrochemicals by increasing the yield of propylene from their FCC units. Our ZSM-5-based technology, including our OlefinsMax® and OlefinsUltra® additive products, is designed to maximize the propylene output of FCC units.

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

Hydroprocessing Catalysts

        We market hydroprocessing catalysts primarily through ART, our joint venture with Chevron. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.

        As discussed above, our business is dependent on the economics of the petroleum industry. Refineries increasingly use feedstocks that have high resid content. We are a leading supplier of hydroprocessing catalysts designed for processing these feedstocks. We offer products for fixed-bed resid hydrotreating, on-stream catalyst replacement, ebullating-bed resid hydrocracking and distillate hydrotreating processes.

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

        Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Albemarle, Criterion and Sinopec are our leading global competitors in hydroprocessing catalysts. We also have multiple regional competitors.

Materials Technologies

        We provide enabling technologies that are silica- and silica-alumina-based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-

aluminas, for a wide variety of applications. We are a global leader in can and closure sealants that, along with our specialized can and closure coatings, we supply to the packaging industry. Our product portfolio includes:

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

        Our packaging products are designed to address major industry trends such as lighter weight packaging, lower energy consumption, personal convenience, and highly individualized packaging. Our growth is driven by innovation of higher performing products, continuous discovery of new applications, the need for sustainability and rising disposable income in emerging economies. We seek to capitalize upon our technical customer service, global infrastructure and expertise in global regulatory compliance (including food law compliance) to enhance our growth, especially in emerging economies.

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

        Our Sylobloc® polymer additives for producers and processors of plastic products prevent layers of polymer film from sticking together, improve dispersment of pigments and ease removal from molds.

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

        Our products are used in a wide range of applications, including drug discovery and purification, for the healthcare, pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis and the manufacture of food, cosmetics, vitamins and biofuels. We also market chromatography consumables and analytical and preparative columns packed with our specialty media. We can modify the base silica and surface chemistry for analytical, preparative and process-scale customers in order to enhance our product performance for their unique applications.

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

        We use a global direct sales force for our other Specialty Technologies products that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polymer and chemical producers to develop catalyst technologies that complement their process developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically operate under long-term contracts with our customers.

        Our marketing and research and development functions operate globally. We offer web-based support, including technical service, literature access, customer feedback tools, and process design formulas to assist our Specialty Technologies customers in determining their needs for our products.

        Seasonality does not have a significant overall effect on our Grace Davison operating segment. However, sales of FCC catalysts tend to be lower in the first calendar quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. FCC catalysts and ebullating-bed hydroprocessing catalysts are consumed at a relatively steady rate and are replaced regularly. Fixed-bed hydroprocessing catalysts are consumed over a period of years and are replaced in bulk in an irregular pattern. Since our customers periodically shut down their refining processes to replace fixed-bed hydroprocessing catalysts in bulk, our hydroprocessing catalyst sales to any customer can vary substantially over the course of a year and between years based on that customer's catalyst replacement schedule. Our packaging products and some of our construction-related products such as insulated glass desiccants are affected by seasonal and weather-related factors including the consumption of beverages, the size and quality of food crops and the level of construction activity. These impacts are mitigated by the global scope of our business.

Raw Materials

        The principal raw materials for Grace Davison products include caustic soda, alumina, rare earths, nickel, aluminum, cobalt, kaolin, molybdenum, sodium aluminate, sodium silicate, resins, rubber and latexes (including certain food-grade raw materials). Multiple suppliers are generally available for each of these materials; however some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.

        Prices for many of our raw materials, including metals and petroleum-based specialty and commodity materials such as resins and solvents, have been volatile in recent years. In response to increases in raw material costs, we generally take actions to mitigate the effect of higher costs. In particular, during 2010, the People's Republic of China reduced its quotas on exports of the rare earths that we use in the manufacture of FCC catalysts, which significantly increased global prices. In response, we are implementing surcharges on certain FCC catalysts and we are taking other actions to reduce the impact of these higher costs on us and our customers. As in many chemical businesses, we consume significant quantities of natural gas in the production of Grace Davison products. World events and other economic factors have caused volatility in the price of natural gas. Increases or decreases in the cost of natural gas and raw materials can have a significant impact on our operating margins. Since we manufacture a substantial portion of our packaging products in emerging economies using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging economies versus the U.S. dollar and the euro may adversely affect our raw material costs and the prices we may charge for our products.

Grace Construction Products Operating Segment

        Grace Construction Products, or GCP, produces and sells specialty construction chemicals and specialty building materials. GCP manages its business under a geographic organizational structure that focuses on the following regions:

  •
  GCP Americas includes products sold to customers in North, Central and South America;

  •
  GCP Europe includes products sold to customers in Eastern and Western Europe, the Middle East, Africa and India; and

  •
  GCP Asia Pacific includes products sold to customers in Asia (excluding India), Australia and New Zealand.

        The following table sets forth GCP sales by region as a percentage of GCP total revenue.

	2010		2009		2008
	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
	(In millions)
GCP Americas	$448.3	51.3%	$458.4	51.5%	$595.0	51.8%
GCP Europe*	265.5	30.4%	296.6	33.3%	407.1	35.5%
GCP Asia Pacific	159.5	18.3%	134.6	15.2%	146.3	12.7%

Total GCP Revenue	$873.3	100.0%	$889.6	100.0%	$1,148.4	100.0%

*
Includes the Middle East, Africa and India.

        The following table sets forth GCP sales of similar products as a percentage of Grace total revenue.

	2010		2009		2008
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Specialty Construction Chemicals	$586.8	21.9%	$578.1	20.5%	$741.3	22.4%
Specialty Building Materials	286.5	10.7%	311.5	11.0%	407.1	12.3%

Total GCP Revenue	$873.3	32.6%	$889.6	31.5%	$1,148.4	34.7%

        We are a supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair and restoration industries. The following table shows our principal specialty construction chemicals and specialty building materials products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers are used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of the structure.	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, PolarSet®, Eclipse®
Additives for cement processing
	Cement additives added to the grinding stage of the cement manufacturing process improve the energy efficiency of the plant and enhance the performance of the finished cement. Chromium reducing additives help cement manufacturers in Europe meet environmental regulations.	Cement manufacturers	CBA®, Synchro®, HEA2®, TDA®
Products for architectural concrete
	Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete.	Precast concrete producers and architects	Pieri®
Admixtures for masonry concrete	Products for masonry concrete are used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units.	Masonry block manufacturers	Dry-Block®, Optec®, Quantec®
Process control solutions for ready mix concrete	Electro-mechanical devices, sensors and other technologies that assist concrete producers in controlling product quality and production costs	Ready mix concrete manufacturers	Verifi®
Specialty vermiculite products
	Specialty vermiculite products are used in a wide range of applications making use of vermiculite's insulating properties and its ability to absorb nutrients, primarily in the horticultural, construction, and automotive industries.	Manufacturers of a variety of products, including potting soils, animal feeds, brakes, clutches and fire-rated products	MicroLite®, Verxite™, FRSV™

Products	Uses	Customers	Key Brands
Structural waterproofing, vapor and air barrier systems	Structural waterproofing and air barrier systems prevent water, vapor and/or air infiltration in commercial structures. Products include self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.	Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	Bituthene®, Procor®, Preprufe®, Perm-A-Barrier®, Adprufe®
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas include fully- adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	Ice & Water Shield®, Tri-Flex®, Bondera®, Vycor®
Fire protection	Fire protection products are spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	Monokote®

        In view of this diversity of customers and customer requirements, and because specialty construction chemicals and specialty building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team with sales personnel based in more than 38 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We also use distributors in both U.S. and non-U.S. markets. We compete globally with several large construction materials suppliers, and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of serving well our global customers. For some customer groups, such as producers and contractors, operational efficiency and total applied cost are key factors in making purchasing decisions, while for others, such as architects and engineers, product performance and design versatility are more important.

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

        In addition to new product introductions, product enhancements and acquisitions, we look for growth opportunities in emerging economies where increasing construction activity, improvement in building codes, and sophistication of construction practices can accelerate demand for our construction products. We continue to expand our commercial and manufacturing capabilities in these geographic areas.

        The key raw materials used in our specialty construction products are obtained from a variety of suppliers, including commodity chemical producers, petroleum companies and paper manufacturers. The majority of our raw materials are olefins and organic chemicals. We also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers, membranes and fibers. In most instances, these materials are available from multiple sources. Global supply and demand factors, changes in currency valuations and petroleum prices significantly impacted the price and availability of key raw materials in recent years.

        The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily driven by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically. Although these strategies have been successful in reducing the impact of cyclicality, a decline in U.S. and European construction activity in 2007 through 2010 has had a negative impact on our sales in North America and Western Europe.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

        Disclosure of financial information about industry segments and geographic areas for 2010, 2009 and 2008 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 22 (Operating Segment Information) to the Consolidated Financial Statements which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).

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

        Research and development expenses were approximately $60 million, $70 million and $83 million in 2010, 2009 and 2008, respectively. Research and development expenses, excluding ART, were approximately $60 million, $60 million and $73 million in 2010, 2009 and 2008, respectively. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

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

        We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2011 and 2012, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
	(In millions)
2008	$51	$5	$257	(a)
2009	47	7	8
2010	48	7	8
2011	52	6	15	(b)
2012	54	4	8	(b)

(a)
Includes $252 million payment to the U.S. Government to satisfy all past and future response costs related to the Libby, Montana Superfund Site (excluding the Grace-owned Libby vermiculite mine).

(b)
For 2011 and 2012, amounts are current estimates of ongoing site remediation costs and exclude payments of claims in our Chapter 11 proceeding.

        Additional information about our environmental remediation activities is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 13 (Commitments and Contingent Liabilities) to the Consolidated Financial Statements.

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

EMPLOYEE RELATIONS

        As of December 31, 2010, we employed approximately 5,970 persons, of whom approximately 2,620 were employed in the United States. Of our total employees, approximately 3,690 work in Grace Davison facilities, approximately 1,570 work in Grace Construction Products facilities, and approximately 710 are dedicated to corporate activities and/or are shared through globally managed professional groups such as finance, legal services, human resources, information technology, communications, supply chain and environment, health and safety.

        Approximately 710 of our manufacturing employees in the United States are represented for collective bargaining purposes by nine different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

        We have works councils representing the majority of our European sites serving approximately 1,540 employees.

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

  •
  Environmental—We are committed to the health and safety of all employees and to protecting the environment from damage through the use or production of our products. Our Environment, Health and Safety (EH&S) organization is global in scope and is charged with assuring that we live up to our commitments in this important area. The group performs EH&S audits of our facilities and regularly monitors local laws and regulations. Where appropriate, we use outside consultants and experts to augment our in-house staff. We continue to implement our EH&S management system in our facilities worldwide. Our EH&S management system is designed to enable us to apply "best practices" and "continual improvement" principles across our business.

  •
  Ethics and Fraud—We insist that our employees maintain the highest standards of ethical behavior. We have preventative and investigatory programs in place to maintain these standards, as follows:

  •
  We have established online ethics and compliance training programs in several languages.

  •
  All U.S. salaried employees and many employees outside the U.S. must sign an annual ethics statement in which they renew their commitment to operate ethically and according to the Grace code of conduct. They must also report any actual or potential conflicts of interest for evaluation by management and, if necessary, remediation.

  •
  We have an anonymous third party toll-free telephone line to report fraudulent or unethical behavior. Reports of the calls are relayed to our Chief Ethics Officer, General Counsel and Chief Human Resources Officer. The direct line is available to all employees worldwide where local law allows such a facility. Any allegation of fraud is required to be reported to the Audit Committee of the Board of Directors.

  •
  Our Internal Audit Department is independent of management and reports functionally to the Chairman of the Audit Committee of the Board of Directors. The department conducts investigations in collaboration with the Chief Ethics Officer when alleged frauds have accounting, financial reporting or fiscal aspects.

  •
  We provide training to personnel in key positions covering topics such as the U.S. Foreign Corrupt Practices Act, competition law, the Sarbanes Oxley Act of 2002, and other laws and regulations relating to ethical or legal matters.

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

        In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:

COMPANY RISKS

Our proposed joint plan of reorganization, if it becomes effective, may substantially impact the value of currently outstanding shares of Grace common stock.

        On January 31, 2011, the bankruptcy court issued an order confirming the Joint Plan. The Joint Plan is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan provides for the issuance to the asbestos personal injury trust of a warrant to purchase 10 million shares of Grace common stock at a price of $17 per share. If the Joint Plan becomes effective and this warrant is exercised, it will dilute the ownership interests of holders of currently outstanding Grace common stock and may adversely affect the value of such common stock.

If our proposed joint plan of reorganization does not become effective, the outcome of our Chapter 11 cases could result in the substantial dilution or cancellation of Grace's currently outstanding common stock.

        Certain parties-in-interest in our Chapter 11 case have objected to several provisions of the Joint Plan so it is possible that the confirmation order may not be affirmed by the District Court or may be further appealed. Further, the effectiveness of the Joint Plan is subject to the fulfillment of numerous conditions, which may not ultimately be fulfilled. If the Joint Plan does not become effective, the outcome of our Chapter 11 cases would depend primarily upon the resolution of our asbestos-related and other contingent liabilities. We would likely return to the bankruptcy court estimation trial that was suspended in April 2008. We expect that the estimate resulting from this process would form the basis for a plan of reorganization that would provide for the funding of one or more trusts to which all pending and future asbestos-related claims would be channeled. If the amount of our asbestos-related liabilities, as determined through estimation or otherwise, and other liabilities exceeded the assets available for funding, then we likely would issue shares of Grace common stock to satisfy such liabilities under such plan of reorganization resulting in substantial dilution of the interests of current Grace shareholders. Alternatively, such plan of reorganization might provide for the cancellation of the interests of current Grace shareholders. Because of this risk of substantial dilution or cancellation, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

Appeals of the order confirming the Joint Plan could materially affect the timing and terms of our emergence from bankruptcy.

        Matters that may be appealed under the bankruptcy court order confirming the Joint Plan include: whether certain creditors are entitled to interest at rates higher than provided for in the Joint Plan; whether the Joint Plan impairs insurers' contractual rights; whether the Joint Plan discriminates against Libby, Montana personal injury claimants; and the classification and treatment of claims under the Joint Plan. Such appeals may take a significant period of time to resolve and could delay the effectiveness of the Joint Plan. In addition, if such appeals are resolved adversely to Grace and the other Joint Plan proponents by the District Court or a higher appellate court, the Joint Plan may not become effective, which could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

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

        While we operate our businesses as debtor-in-possession under supervision by the bankruptcy court, we are required to obtain the approval of the bankruptcy court prior to engaging in activities or transactions outside the ordinary course of business. For example, our strategic plan includes the acquisition of businesses in the specialty chemicals and specialty building materials industries. Such acquisitions generally require bankruptcy court approval if made by the company or its U.S. subsidiaries and affiliates that are debtors in the Chapter 11 cases. Bankruptcy court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the bankruptcy court, negotiation with the various creditors' committees and other parties in interest and one or more hearings. The creditors' and shareholders committees and other parties-in-interest may be heard at any bankruptcy court hearing and may raise objections with respect to these motions. This process delays major transactions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the bankruptcy court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to Grace.

Our financial statements do not reflect the terms of the proposed Joint Plan.

        Our financial statements include estimates of asbestos-related liabilities that are based on the conditions precedent to the amended plan of reorganization that we filed in 2005, the Prior Plan, rather than the Joint Plan. The Joint Plan may result in substantially different amounts for the asbestos-related liabilities in our financial statements. When we adjust our financial statements based on the Joint Plan or another plan that is filed and/or confirmed, such adjustments could be material to our consolidated financial position and results of operations.

The proforma and prospective financial information that we filed with the bankruptcy court as an exhibit to the Joint Plan has not been and may not be fully updated to reflect events that occur after that filing and is subject to numerous assumptions.

        We provided proforma and prospective financial information in the exhibits to the Joint Plan filed with the bankruptcy court in compliance with the requirements of the U.S. Bankruptcy Code. That information is not included in or incorporated into this Report. Though we have and may continue from time to time to update some of the information set forth in the proforma and prospective financial information to reflect events that occur after the filing of the Joint Plan with the bankruptcy court, we would not expect to fully update all such information unless required to do so by the U.S. Bankruptcy Code or the bankruptcy court. Further, this information is prepared in a format that may not be comparable to information in our financial statements included in this Report or other Reports filed with the SEC and is subject to numerous assumptions that may not be correct. As a result, investors in Grace common stock should not rely upon the proforma and prospective financial information filed with the bankruptcy court in connection with the Joint Plan or otherwise made available.

We may not be able to collect all asbestos-related insurance payments that may be due to us.

        We have insurance coverage for a portion of the asbestos-related claims against us. We estimate that, assuming an ultimate payout of asbestos-related claims equal to the $1,700 million of asbestos-related liabilities recorded on our balance sheet, our insurance policies should provide approximately $500 million of insurance recovery. Under the Joint Plan, these insurance policies would be assigned to the asbestos personal injury trust established under the Joint Plan. However, if the Joint Plan does not become effective, these policies would remain with us unless assigned to creditors under the terms of another plan of reorganization. The estimated recovery of $500 million pertains only to insurance carriers with which we have asbestos settlement agreements, and/or which are currently solvent and we cannot be sure that all these amounts will be collected. In addition, the timing and amount of future payments depends on the continued solvency of the insurers and the resolution of disputes regarding coverage as well as the nature and timing of actual claims paid. If the Joint Plan does not become effective, the receipt of timely and complete payments from the insurers would be important to the success of our reorganization.

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

        We maintain U.S. and non-U.S. defined benefit pension plans covering employees who meet age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2010 were approximately $719 million, or approximately $367 million less than the measured pension benefit obligation. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

        We conduct a substantial portion of our business outside of the United States, with approximately 71% of our 2010 sales to non-U.S. customers. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, the Middle East, Africa, Asia and Latin America. We expect non-U.S. sales to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:

  •
  agreements may be more difficult to enforce and receivables more difficult to collect;

  •
  foreign countries may impose additional withholding taxes or adopt other restrictions on foreign trade or investment, including currency exchange controls;

  •
  we may have difficulty transferring our profits or capital from foreign operations to other countries where such funds could be more profitably deployed;

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

        Our ability to use future tax deductions, including net operating losses and deductions for the payments contemplated in the Joint Plan (including the deferred payments), may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in the U.S. In order to preserve these future tax deductions, the bankruptcy court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. The Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders in order to preserve these future tax deductions.

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

While Grace is in bankruptcy, we are not permitted to pay dividends on Grace common stock and following emergence from bankruptcy, we are not likely to pay dividends for the foreseeable future.

        We are not permitted to pay dividends on Grace common stock while we are in bankruptcy. Following emergence from bankruptcy, we may be subject to covenants in connection with our financing arrangements that limit or prevent us from paying dividends. Furthermore, it is likely that following our emergence from bankruptcy, our board of directors will decide to prioritize the investment of our cash flow in our businesses. For the foreseeable future, investors in Grace common stock, in all likelihood, will obtain an economic benefit from their shares only by selling them.

INDUSTRY RISKS

The length and depth of product and industry business cycles in our segments may result in periods of reduced sales and operating margins, and operating losses.

        Our operating segments are sensitive to the cyclical nature of the industries they serve. Our hydroprocessing catalyst product line and other hydroprocessing catalyst suppliers have experienced alternating periods of inadequate capacity and excess capacity for their products. Periods of inadequate capacity, including some due to raw material shortages, have usually resulted in increased selling prices and operating margins. This has often been followed by periods of capacity additions, which have resulted in declining capacity utilization rates, selling prices and operating margins. Our construction business is cyclical in response to economic conditions and construction demand and is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. The U.S. residential and global commercial construction industries have experienced a significant downturn in recent years. As a result, we have experienced reduced demand for our specialty building materials and a continuation of this downturn could result in a further reduction of sales and operating margins in our Grace Construction Products segment.

Prices for certain raw materials and energy are volatile; we may not be able to pass through increases in costs and expenses for raw materials and energy or maintain our current pricing levels, which may hurt our profitability.

        We use metals, significant amounts of natural gas and petroleum-based materials, including both specialty and commodity materials such as resins and solvents, in the manufacture of our products. Prices for these materials have fluctuated significantly in recent years. In particular, during 2010, the People's Republic of China reduced its quotas on exports of rare earths. In response, market prices for rare earths have risen significantly. We use rare earths in the manufacture of our FCC catalysts and expect to incur higher costs on purchases of rare earth during 2011. To the extent raw material and energy prices increase and we are unable to pass through such price increases to our customers, our operating profit may decline.

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

        As of December 31, 2010, we had approximately 5,970 global employees. Approximately 710 of our approximately 2,620 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers' councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Collective bargaining agreements with unions representing employees at several of our facilities are scheduled to expire during 2012 and we expect that they will require renegotiation. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We operate manufacturing plants and other facilities (including office, warehouse, labs and other service facilities) throughout the world. Some of these plants and facilities are shared by both of our operating segments. We own all of our major manufacturing plants. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking planned expansion into account, the productive capacity of our plants and other facilities is generally adequate for current operations and foreseeable growth.

        Our Grace Davison operating segment operates 40 facilities in the following regions:

Region	Number of Facilities
North America	14
Europe Middle East Africa	12
Asia Pacific	12
Latin America	2

        Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany.

        Our Grace Construction Products operating segment operates 59 facilities in the following regions:

Region	Number of Facilities
North America	22
Europe Middle East Africa	15
Asia Pacific	18
Latin America	4

        Our largest GCP facilities are located in Cambridge, Massachusetts and Mount Pleasant, Tennessee. Because our GCP products generally have short shelf lives and must be delivered to numerous job sites, GCP requires a greater number of facilities to service our customers than Grace

Davison. Also, these facilities are generally smaller and less capital intensive than our Grace Davison facilities. For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 22 (Operating Segment Information) to our Consolidated Financial Statements which disclosure is incorporated herein by reference.

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

ENVIRONMENTAL INVESTIGATIONS AND CLAIMS

        Disclosure provided in this Report in Item 1 (Business) under the caption "Environment, Health and Safety Matters" and Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 13 (Commitments and Contingent Liabilities), under the caption "Environmental Remediation," to the Consolidated Financial Statements is incorporated herein by reference.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information) to the Consolidated Financial Statements is incorporated herein by reference.

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

Item 4.    REMOVED AND RESERVED

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Except as provided below, the disclosure required by this Item appears in the Financial Supplement, under the heading "Selected Financial Data" opposite the caption "Other Statistics—Common shareholders of record," and in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement in Note 17 (Shareholders' Equity (Deficit)) and Note 25 (Quarterly Summary and Statistical Information (Unaudited)), opposite the caption "Market price of common stock," to the Consolidated Financial Statements and is incorporated herein by reference.

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

        The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights, which will remain outstanding under the proposed Joint Plan, expire on March 30, 2018.

        This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which has been filed with the SEC.

DIVIDENDS ON GRACE COMMON STOCK

        We are not permitted to pay dividends on Grace common stock while we are in bankruptcy and have not done so since the filing of our bankruptcy petitions in 2001. Following emergence from bankruptcy, we may be subject to covenants in connection with our financing arrangements that limit or prevent us from paying dividends. Furthermore, it is likely that following our emergence from bankruptcy, our Board of Directors will decide to prioritize the investment of our cash flow in our businesses.

STOCK TRANSFER RESTRICTIONS

        In order to preserve significant tax benefits which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code of 1986, as amended) of Grace, the bankruptcy court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without our consent) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. This summary of the stock transfer restrictions does not purport to be complete and is qualified in its entirety by reference to the order of the bankruptcy court, which has been filed with the SEC.

        Also, in order to preserve these tax assets in the event of a change in control (as defined by the Internal Revenue Code of 1986, as amended) of Grace after emergence from Chapter 11, the Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders. These restrictions would generally not limit the ability of a person that holds less than 5% of Grace common stock after emergence to either buy or sell stock on the open market.

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

        We have $500.0 million of outstanding pre-petition variable-rate borrowings under bank credit agreements, and interest is accrued on this debt based on the prime rate. Due to our Chapter 11 filing, interest accrued on pre-petition debt is added to the principal balance. As of December 31, 2010 and 2009, total interest accrued on this debt and added to the $500.0 million principal was $378.5 million and $350.6 million, respectively. If the prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and accrued interest on outstanding principal by approximately $9.0 million over the twelve-month period ending December 31, 2011.

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

        In November 2007, we executed intercompany loans in the aggregate amount of €250 million between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loans, our U.S. subsidiary entered into a series of currency forward contracts in order to fix the dollar/euro exchange rate that will apply to convert the euro principal payments to dollars. The forward contracts are aligned with the anticipated payment dates of the intercompany loans, which extend from June 2011 through November 2013. The total amount outstanding under the intercompany loans was €246.7 million as of December 31, 2010 (approximately $331.0 million). Currency fluctuations on these loans and the related forward contracts are recorded as components of operating results.

        The following tables provide information about our significant currency forward exchange agreements as of December 31, 2010 and 2009, specifically, the notional, or contract, amounts (in millions of U.S. dollars), and weighted average exchange rates (U.S. dollars to euros) by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts, and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

	Euro Forward Contracts—December 31, 2010 Expected Maturity Date
Currency Forward Exchange Agreements	2011	2012	2013	Total	Fair Value
Contract amount	$201.6	$72.6	$72.9	$347.1	$16.2
Average contractual exchange rate	1.37	1.45	1.46	1.41	N/A

	Euro Forward Contracts—December 31, 2009 Expected Maturity Date
Currency Forward Exchange Agreements	2010	2011	2012	2013	Total	Fair Value
Contract amount	$143.2	$72.5	$72.6	$72.9	$361.2	$4.2
Average contractual exchange rate	1.46	1.45	1.45	1.46	1.46	N/A

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

        The following tables provide information about our commodity derivatives. For natural gas commodity derivatives, contract volumes, or notional amounts, are presented in millions of MMBtu (million British thermal units), weighted average contract prices are presented in U.S. dollars per million MMBtu, and the total contract amount and fair value are presented in millions of U.S. dollars. For aluminum commodity derivatives, contract volumes, or notional amounts, are presented in millions of pounds, weighted average contract prices are presented in U.S. dollars per pound, and the total contract amount and fair value are presented in millions of U.S. dollars. The fair values of the commodity swaps derivative contracts represent the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes. All commodity derivative instruments mature within twelve months.

	Commodity Derivatives—December 31, 2010
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	2.3	$4.80	$11.2	$(0.8)
Aluminum swaps	3.2	$1.06	$3.4	$0.2

	Commodity Derivatives—December 31, 2009
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	3.1	$5.62	$17.4	$0.1
Aluminum swaps	3.1	$0.96	$3.0	$0.3

        The fair value of commodity swaps derivative contracts are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets. Our forward contracts for natural gas and aluminum qualify for the normal purchases and normal sales exception from Accounting Standard Codification ("ASC") 815, "Derivatives and Hedging", as they do not contain net settlement provisions, and result in physical delivery of natural gas and aluminum from suppliers. Therefore, the fair values of these contracts are not recorded in our Consolidated Balance Sheets.

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

        There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

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

Name and Age	Office	First Elected
John F. Akers (75)	Class II Director	05/09/97
H. Furlong Baldwin (79)	Class I Director	01/16/02
Ronald C. Cambre (72)	Class III Director	09/01/98
Alfred E. Festa (51)	Class II Director	09/08/04
	Chairman of the Board	01/01/08
	President and Chief Executive Officer	06/01/05
Marye Anne Fox (63)	Class I Director	05/10/96
John J. Murphy (79)	Class II Director	05/09/97
Christopher J. Steffen (69)	Class I Director	11/01/06
Mark E. Tomkins (55)	Class III Director	09/06/06
Thomas A. Vanderslice (79)	Class I Director and Lead Independent Director	05/10/96
D. Andrew Bonham (50)	Vice President & President, Grace Construction Products	09/11/07
William M. Corcoran (61)	Vice President, Public and Regulatory Affairs	06/01/99
Hudson La Force III (46)	Senior Vice President & Chief Financial Officer	04/01/08
W. Brian McGowan (61)	Senior Vice President	07/09/98
Gregory E. Poling (55)	Vice President & President, Grace Davison	03/03/05
Mark A. Shelnitz (52)	Vice President, General Counsel & Secretary	04/27/05
Pamela K. Wagoner (47)	Vice President & Chief Human Resources Officer	07/13/09

        Paul J. Norris resigned as a director of Grace effective February 5, 2010.

        Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is a director of Lehman Brothers Holdings, Inc. and was a director of The New York Times Company and PepsiCo, Inc. until 2007. Mr. Akers' brings to the Board his experience as chief executive of a global information technology company and his extensive expertise in corporate leadership, financial management, information technology and global business operations. Mr. Akers also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, as Chairman of the Board from 1984 to 2003 and as President and Chief Executive Officer from 1976 to 2001. Mr. Baldwin is Chairman of NASDAQ OMX Group, Inc., and is a director of Platinum Underwriters Holdings, Ltd. and Allegheny Energy Inc. Mr. Baldwin brings to the Board the management and governance knowledge he developed as a banking chief executive and public company board member and his extensive experience in banking and finance including significant knowledge of the business development, acquisitions, capital raising, operations and financial issues facing large corporations. Mr. Baldwin also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Cambre is retired Chairman of the Board and Chief Executive Officer of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. Mr. Cambre is Chairman of the Board of McDermott International, Inc. and a director of Cliffs Natural Resources Inc. Mr. Cambre was a director of Inco Limited until 2006. Mr. Cambre brings to the Board his extensive background in leadership and management at the most senior level in major corporations, his deep understanding of international business and global energy issues and his governance and oversight experience developed as a director of multiple public companies.

        Mr. Festa joined Grace in 2003 as President and Chief Operating Officer. He was elected Chief Executive Officer in 2005 and Chairman in January 2008. Prior to joining Grace, Mr. Festa was a partner of Morganthaler Private Equity Partners, a venture capital and buyout firm from 2002 to 2003. From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. Prior to that, he served as Vice President and General Manager of AlliedSignal's (now Honeywell) performance fibers business. Mr. Festa is a director of NVR, Inc., a publicly held home builder. Mr. Festa brings to the Board his substantial leadership, sales and marketing, international business and venture capital experience. As CEO, Mr. Festa brings to the Board his intimate knowledge of all aspects of Grace's operations and strategy.

        Dr. Fox has been Chancellor of the University of California San Diego and Distinguished Professor of Chemistry at that institution since 2004. She was previously Chancellor of North Carolina State University and Distinguished University Professor of Chemistry. Dr. Fox has served as the Co-Chair of the National Academy of Sciences' Government-University-Industry Research Roundtable and she served on President Bush's Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. Dr. Fox is a director of Boston Scientific Corporation and Red Hat, Inc. and served as a director of Pharmaceutical Product Development, Inc. until 2008. With her chemistry background, strong financial and operational experience leading large and successful educational institutions and service as an outside director to public and private boards, Dr. Fox brings to the Board a full understanding of Grace's products and research and development efforts, substantial experience in overseeing corporate management and finance and high-level knowledge of operations and strategic planning for large institutions.

        Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy was a director of CARBO Ceramics Inc. until 2007. Mr. Murphy brings to the Board his extensive experience in corporate leadership, strategic planning and financial oversight as well as his broad knowledge of the global energy industry.

        Mr. Steffen most recently served as Vice Chairman of Citicorp and its principal subsidiary, Citibank N.A. Since his retirement in 1996, he has been a consultant to a number of companies. Mr. Steffen is a director of Accelrys, Inc., Viasystems Group, Inc., Platinum Underwriters Holdings, Ltd. Mr. Steffen has served as Senior Vice President and Chief Financial Officer of Eastman Kodak and Executive Vice President and Chief Financial and Administrative Officer and director of Honeywell, Inc. With his background as a financial and operational leader with companies with global operations in various of industries, Mr. Steffen brings to the Board his extensive international business expertise and knowledge of financial matters and financial reporting. Mr. Steffen also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Tomkins most recently served as Senior Vice President and Chief Financial Officer of Innovene, a petrochemical and oil refining company that is now part of the INEOS Group, from 2005 until January 2006. He served as CFO of Vulcan Materials Company from 2001 to 2005 and CFO of Great Lakes Chemical (now Chemtura) from 1998 to 2001. Mr. Tomkins is a certified public accountant. Mr. Tomkins is a director of CVR Energy, Inc. and Elevance Renewable Sciences Inc., a privately held renewable polymer and energy company. He is currently a corporate consultant and private investor. With his background as a Chief Financial Officer of multiple public companies and auditor, Mr. Tomkins brings to the Board his intimate knowledge of the global chemicals and petroleum industry and his experience overseeing finance and business development in major corporations. Mr. Tomkins also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until 1995. Previously, he served as Chief Executive Officer of Apollo Computer Inc., President and Chief Operating Officer of GTE Corporation and an officer of General Electric Company. He is currently a private investor. Mr. Vanderslice holds a Ph.D. in chemistry and physics from Catholic University. As Lead Independent Director, Mr. Vanderslice presides at all executive sessions of the Board. Mr. Vanderslice brings to the Board his strong chemistry background, knowledge of our products and extensive experience in corporate leadership, management, strategic planning, technology development and marketing developed as a senior executive of several industrial companies and as a director of multiple public companies.

        Messrs. Bonham, Corcoran, McGowan, Poling, and Shelnitz have been actively engaged in Grace's business for the past five years. Mr. Poling served as a director of Foamex International, Inc. until January 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2010.

Code of Ethics for Principal Officers

        The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. We granted no waivers to these policies during 2010. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

        The Board of Directors established our 2010 incentive compensation targets in February 2010 after considering their objectives for the company and the general economic environment in which we expected to be operating during the year. At that time, we expected a more stable economic environment than that experienced during 2009. The Board of Directors focused on the dual objectives of generating cash to implement the provisions of the Joint Plan and growing earnings to reflect the improved economic environment.

        The Compensation Committee established annual incentive targets based on the performance targets in our operating plans, which reflected an expected recovery in our businesses during the year. The Compensation Committee evaluated the difficulty of achieving the performance targets in light of continued uncertainties in the general economy and continued weakness in our construction products business, and concluded that achievement of such targets would constitute good to outstanding Grace financial performance.

        The Compensation Committee gave equal weight to cash and earnings performance measures for our annual incentive program. The Compensation Committee changed the metrics from those used in 2009 to Adjusted EBIT and Adjusted Operating Cash Flow (as such terms are described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement) to be consistent with changes to our publicly reported performance measures. These changes ensured the continuing alignment of the economic interests of our executives with the annual operating plans and the interests of our stakeholders. The actual amount of the 2010 Annual Incentive Compensation Program incentive pool, based on these metrics, was 109% of the targeted amount. In 2001 after our Chapter 11 filing, the Compensation Committee discontinued the use of equity-based compensation that had been a traditional element of our long-term incentive programs and granted solely cash-based awards. In April 2008, due to developments in our Chapter 11 cases, the Compensation Committee decided to once again grant equity-based incentive compensation as part of our long-term incentives. In 2010, more of the value of our long-term incentive compensation consisted of stock options than in prior years reflecting the Compensation Committee's desire to better align the interests of our executives with those of our shareholders and market practice.

        In 2009, as a cost control measure due to the broad economic slowdown, the Compensation Committee implemented a freeze on base salary for the U.S. salaried workforce eligible for a long-term incentive compensation award, which included all executive officers. The Compensation Committee made an exception in 2009 for Mr. Bonham in order to align his base salary to competitive market rates. In 2010, because economic conditions had begun to stabilize, the Compensation Committee lifted the salary freeze for general employees in April and following an industry and peer company review of executive compensation, it lifted the salary freeze for executive officers in October.

Overview

        The Board of Directors has designated eight of our officers (including the five executive officers named in the Summary Compensation Table) as executive officers. The executive officers include the Chief Executive Officer (CEO), Chief Financial Officer and vice presidents in charge of operating segments or principal functions or who have policy-making authority. The Board of Directors has delegated authority for approving and administering the compensation program for executive officers and other members of senior management to the Compensation Committee. The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee. In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms "committee" or "compensation committee" refer to the Grace Compensation Committee.

        A complete description of the responsibilities of the committee is set forth in our Compensation Committee Charter, which is available on the Internet at www.grace.com/About/Leadership/Governance/. The committee and the Board review and revise the charter as necessary.

        The committee is responsible for reviewing and approving the compensation of all executive officers, including:

  •
  base salary;

  •
  annual incentive compensation;

  •
  long-term incentive compensation;

  •
  employment agreements;

  •
  severance arrangements;

  •
  change-in-control agreements; and

  •
  any special or supplemental benefits not generally available to salaried employees.

        The committee also reviews and approves all corporate goals and objectives used in determining the incentive compensation of each executive officer.

        The committee receives advice and legal and administrative assistance from our human resources department, legal services group and the Board's outside counsel in meeting its responsibilities. The committee also has authority to retain other outside advisors. During 2010, the committee used the services of Towers Watson, a human resources consulting firm and we expect the committee to continue working with Towers Watson during 2011. The committee instructed Towers Watson to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with the committee's compensation philosophy and objectives as discussed below. The committee also asked Towers Watson to provide suggestions and alternatives regarding the form of various elements of executive compensation. The committee expects Towers Watson and our executive officers, including the CEO, General Counsel and Chief Human Resources Officer, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings. During 2010, Towers Watson provided consulting services to management in connection with our employee benefit plans.

  Compensation Elements

        The following table outlines the major elements of compensation in 2010 for the executive officers named in the Summary Compensation Table:

Compensation Element	Definition	Rationale
Base Salary	Fixed cash compensation paid twice monthly	Payment for completion of day-to-day responsibilities
Annual Incentive Compensation Program	Variable cash compensation earned by annual personal performance and our achievement of pre-established corporate and business unit annual performance goals	Builds accountability for our annual goals and individual executives
Long-Term Incentive Compensation Program (Cash-Based)	Variable, cash compensation that is earned when pre-established three-year financial goals are achieved	Builds accountability for achieving sustained financial results
Forfeiture provisions encourage retention
Long-Term Incentive Compensation Program (Equity-Based)	Equity compensation with staggered vesting that increases in value with increases in share price	Aligns long-term interests of executive officers and shareholders
Forfeiture provisions encourage retention

Compensation Element	Definition	Rationale
U. S. Defined Contribution Retirement Plans	Savings and Investment (S&I) Plan (401(k))—Standard tax-qualified defined contribution retirement benefit subject to limitations on compensation and benefits under the Internal Revenue Code	Provides U.S. employees with opportunity to save for retirement on tax-advantaged basis with matched contributions from Grace
	S&I Plan Replacement Payment Program (nonqualified)	Highly-paid U.S. employees made eligible for the same level of Grace match as all other participants in the Plan notwithstanding Internal Revenue Code limitations
U. S. Defined Benefit Retirement Plans	Qualified Pension Plan—Standard tax-qualified pension plan subject to limitations on compensation and benefits under the Internal Revenue Code	Provides U.S. employees with tax-advantaged retirement income
	Supplemental Executive Retirement Plan—Restores benefits that are limited by the Internal Revenue Code in the qualified plan for most highly-paid U.S. employees	Highly-paid U.S. employees made eligible for the same benefit formula as all other participants in the Plan notwithstanding Internal Revenue Code limitations

Executive Compensation Philosophy and Objectives

  General

        The key objective of the Grace executive compensation program is to help achieve the business objectives of the Board of Directors by enabling us to compete effectively with other firms in attracting, motivating and retaining executives. The committee intends the incentive compensation portion of the program to align closely the financial interests of our executives with those of our stakeholders (including creditors, security holders and others with an interest in the Chapter 11 proceedings as required by the Bankruptcy Code). Because senior executives have a substantial ability to influence business success, the committee believes that the portion of compensation that is at-risk based on corporate performance should increase as the level of responsibility of the executive increases. The committee also expects the executive compensation programs to be consistent with a culture of ethical conduct, personal integrity and compliance with our policies and applicable law. We require executives to set an example for our employees and our other business associates in emphasizing the Grace Core Values in their daily business conduct. The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, which, with our overall commitment to safety, are the foundation of our corporate culture.

        Our executive compensation program is designed to reward executives for the achievement of corporate, operating segment and functional goals and objectives, taking into account both individual performance and contributions to our overall success. The individual performance evaluation is based on the committee's assessment of an executive officer's leadership, technical skill, management and operational performance, and potential to contribute to our future success. In making this assessment, the committee relies upon its intimate familiarity with each executive officer and his or her performance that has resulted from each executive officer's attendance and regular presentations at board meetings. In addition, since the number of executive officers is small, the committee is able to spend considerable time with most of them outside committee meetings. In evaluating executive officers other than the CEO, the committee receives substantial input from the

CEO. The CEO proposes compensation levels for the other executive officers and, although not a member of the committee, attends committee meetings and participates in committee deliberations regarding compensation levels for the other executive officers. The CEO is excused from deliberations regarding his own compensation and from the "executive session" portion of each meeting when the committee meets alone or alone with its outside advisors. The CEO is also excused when the committee meets separately with internal advisors from our human resources group.

        Once the committee has completed an evaluation of an executive officer's overall performance, the committee reviews the executive officer's existing compensation. This information, presented in the form of a "tally sheet," reflects all compensation payable or potentially payable to the executive officer under our compensation plans. The committee then consults with Towers Watson for an assessment of the competitiveness of our executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry that the committee deems our peer group for compensation purposes, and relative to certain broad industry data. The committee selected the benchmark companies as our compensation peer group based upon their size and global scope, the quality of their executive talent and the availability of public information regarding their compensation practices. The committee periodically reviews the composition of our compensation peer group to ensure that it remains relevant. For 2010, the compensation peer group consisted of:

Albemarle	Olin
Cabot	OM
Celanese	PolyOne
Cytec	Rockwood Holdings
EcoLab	RPM
Ferro	Schulman
FMC	Sigma-Aldrich
Georgia Gulf	Solutia
International Flavors & Fragrances	TPC
Lubrizol	Valspar
Nalco	Westlake

        The broad industry data that the committee generally reviews is included in studies produced by Towers Watson, Mercer and Hewitt (all of whom are also nationally recognized compensation and benefits consulting firms) for any given compensation year. The committee used the chemicals and non-durable goods sections of these surveys adjusted, in each case, to reflect our sales. These data are used as a secondary reference for executive officer compensation, largely as a check on the compensation peer group levels, as well as to determine if there are any identifiable non-industry trends in compensation.

        In setting an executive officer's compensation level the committee does not target a specific percentile at which pay levels should be set, as the members believe the market for executive talent includes a wide range of practices. Instead, the committee reviews the distribution of peer group pay practices and broad industry data and determines the appropriate positioning of each executive officer's pay based on factors including, but not limited to, the roles and responsibilities of the executive officer, the executive officer's performance, experience, the depth of the market data available to us and internal equity with other Grace salaried employees. In the case of incentive compensation, if performance objectives are exceeded, the committee believes that incentive compensation should be at or above targeted levels and when performance objectives are not achieved, incentive compensation should be below targeted levels. Although these factors apply to

Mr. Festa, his compensation is also subject to the terms of his employment agreement. Grace executives are generally eligible for annual compensation reviews.

  Chief Executive Officer

        The committee's process for determining the compensation of the CEO is similar to the process it applies to other executive officers. The committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO. The committee evaluates the CEO's performance in light of those goals and objectives and has sole authority to determine the CEO's compensation based on this evaluation subject to the terms of his employment agreement. The terms of the CEO's employment agreement are discussed below in this Compensation Discussion and Analysis and under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. The CEO plays no part in the committee's deliberations or approval of his compensation.

        The committee believes the CEO's compensation should be higher than the compensation of other executive officers because the CEO is uniquely positioned to influence all aspects of our operations and performance and the resulting return to our shareholders. In addition, the committee believes there exists a robust competition for effective CEO talent among companies of our size and, in this environment, a competitive compensation package is essential for retention. The committee's view is consistent with the practices of the compensation peer group companies and the broad industry data that it has reviewed.

Base Salary

        In October 2010, following an industry and peer company review of executive compensation by Towers Watson, the committee approved base salary increases for our executive officers named in the Summary Compensation Table, referred to herein as named executive officers. Mr. Festa elected not to accept a salary increase in 2010. The base salary increases were effective as of October 1, 2010 as follows:

Named Executive Officer	Percentage Increase in Base Salary
A. E. Festa	-0-%
H. La Force III	4.9%
G. E. Poling	2.3%
D. A. Bonham	2.5%
M. A. Shelnitz	4.2%

Annual Incentive Compensation

        The Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program. Its purpose is to motivate and reward upper- and middle-level employees, including executive officers, for their contributions to our performance. The amount of an individual incentive award payment under the AICP is based upon:

  •
  the individual's AICP target amount;

  •
  the funding of the AICP incentive pool based on our performance and any changes the committee makes in the exercise of its discretion; and

  •
  the individual's personal performance.

        For 2010, the AICP targets for the named executive officers were as follows:

Named Executive Officer	AICP Target as Percent of Base Salary Actually Paid During 2010 (%)
A. E. Festa	100
H. La Force III	75
G. E. Poling	80
D. A. Bonham	75
M. A. Shelnitz	65

        Actual awards may range from $-0- to an amount equal to 200% of the target amount, based on the factors described above.

        To support the Board of Directors' dual objectives of generating cash and growing earnings, the funding level of the 2010 AICP is based equally on cash generation and earnings growth. The committee believes that Adjusted EBIT and Adjusted Operating Cash Flow, (calculated in each case as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement) are the best indicators of the performance of our business in growing earnings and generating cash, respectively.

        The target AICP incentive pool is the sum of the target awards of all participants in the AICP. The actual funded amount is determined by our actual performance. For 2010, 50% of the available AICP incentive pool was established based on our performance in respect of Adjusted EBIT and 50% on performance in respect of Adjusted Operating Cash Flow. We refer to the related targets as the Adjusted EBIT Target and the Adjusted Operating Cash Flow Target, respectively. With respect to each performance measure:

  •
  if our actual performance equals the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would be funded at 100%;

  •
  if our actual performance was less than 80% of the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would not be funded; and

  •
  if our actual performance equals 135% of the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would be funded at 200%.

        The committee has discretion to adjust the performance objectives or establish or increase the size of the AICP incentive pool even if performance objectives are not achieved.

        The committee determined the 2010 AICP performance targets based on the targets in our 2010 operating plan. The committee evaluated the difficulty of achieving the performance targets in light of continued uncertainties in the general economy and continued weakness in our construction products business, and concluded that achievement of such targets would constitute good to outstanding Grace financial performance. As initially adopted, the Adjusted Operating Cash Flow Target was $363 million. As reflected in the table below, the committee exercised its discretion by increasing the Adjusted Operating Cash Flow Target for the AICP calculation by $23 million, the amount of 2010 planned capital expenditures that were not expended during 2010. The committee does not believe that AICP participants should benefit from such unexpended amounts. In addition, the committee reduced the Adjusted Operating Cash Flow Target by $15 million, the amount of a joint venture dividend that was included in setting 2010 AICP targets that was not distributed to us by the joint venture for reasons unrelated to the joint venture's business performance. The committee does not believe that AICP participants should be penalized by the internal management decisions of a joint venture that are unrelated to its business performance. The committee made corresponding changes to the threshold and maximum target levels.

2010 AICP Targets and Funding Amounts

Adjusted EBIT (in millions)	Adjusted Operating Cash Flow* (in millions)	Portion of 50% of Available Incentive Pool funded in respect of Target*
Less than $242	Less than $297	0%
$242	$297	25%
$303	$371	100%
$409	$501	200%

*
Reflects subsequent discretionary adjustment for 2010 AICP calculation.

        The actual amount of the 2010 AICP incentive pool established in respect of the Adjusted EBIT Target (50% of the available incentive pool) and Adjusted Operating Cash Flow Target (50% of the available incentive pool) was determined solely by applying linear interpolation between the related target amounts specified above. The total AICP incentive pool established is the sum of these two amounts. As shown in the table below, the calculated funding amount for 2010 was 109% of the aggregate target amounts of the participants.

2010 AICP Funding

2010 Adjusted EBIT*	$326.4
Interpolated Portion of 50% of AICP Incentive Pool funded in respect of Adjusted EBIT Target	122%
2010 Adjusted Operating Cash Flow*	$369.2
Interpolated Portion of 50% of available AICP Incentive Pool funded in respect of Adjusted Operating Cash Flow Target	96%
Total Portion of Target AICP Incentive Pool funded	109%

*
Calculated as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement.

        The committee has the discretion under the terms of the 2010 AICP to increase or decrease the amount of the actual 2010 AICP payments to each executive officer from the amount generally applicable to the AICP incentive pool of 109% of target award. The committee exercised this discretion to adjust the 2010 AICP payments to each executive officer as follows:

Name	Total AICP Payment ($)	AICP Payment as Percent of AICP Target (%)	Basis for Committee Discretion
A. E. Festa	1,110,000	118.6	Mr. Festa's award reflects his leadership of Grace with respect to Grace's overall growth as well as recognition of his ongoing management of, and Grace's significant progress in, the Chapter 11 cases.
H. La Force III	400,000	128.5

Mr. La Force's award reflects his successful implementation of our investment strategy and major initiatives in connection with our emergence from bankruptcy. He also assumed responsibility for our information technology department.

G. E. Poling	550,000	155.4	Mr. Poling's award reflects his execution with respect to the performance of our Grace Davison operating segment.
D. A. Bonham	300,000	99.4	Mr. Bonham's award reflects the performance of our Grace Construction Products operating segment and his leadership and development during a difficult economic year.
M. A. Shelnitz	260,000	110.0	Mr. Shelnitz's award is generally consistent with the payment amount applicable to the overall incentive pool.

        Although the committee exercised its discretion on the basis of the factors set forth in the table above, the committee made no attempt to apply quantitative criteria to each factor to determine the specific amount payable to each executive officer. The committee has determined that specific objectives for the executive officers that are directly linked to compensation amounts are unnecessary because the members of the committee have close contact with each executive officer and they are intimately familiar with his or her performance throughout each performance year. Accordingly, the committee exercised its discretion on the basis of the collective judgment of its members regarding each executive officer's performance.

Long-Term Incentive Compensation

        Our Long-Term Incentive Plans, or LTIPs, are designed to motivate and reward approximately 165 of our eligible upper- level employees, including our named executive officers, for their contributions to our performance over a multi-year period and align their financial interests with those of our stakeholders by making a significant portion of their total compensation variable and dependent upon our sustained financial performance. Awards are payable in cash and options to purchase Grace common stock. In 2010, more of the LTIP award value was reflected in stock option grants, than in prior years, reflecting the committee's intention to increasingly align the financial interests of our upper-level employees with our shareholders and market practice.

        The Bankruptcy Court has approved the Long-Term Incentive Plans, or LTIPs, for each of the 2008-2010, 2009-2011 and 2010-2012 performance periods. The committee generally grants LTIP awards during the first year of the performance period. The committee believes that the LTIP awards encourage executive retention because the right to any pending cash payment under an LTIP or any unvested or unexercised option is generally subject to forfeiture if the employee terminates employment voluntarily (other than due to retirement in the case of stock options or retirement after age 62 in the case of cash awards) or is terminated for cause.

  Cash-based Long-term Incentive Plan

        The amount of an individual incentive award payment under a cash-based LTIP is based upon:

  •
  the individual's LTIP target amount; and

  •
  the funding of the LTIP based on our performance over the multiple-year performance period.

        The target amounts for cash-based LTIPs awarded in 2010 to the named executive officers are reflected below under the caption "Grants of Plan-Based Awards."

        LTIP payouts are based on the compound annual growth in our LTIP Adjusted Core EBIT (as such term is described below under the caption "Grants of Plan-Based Awards in 2010—Long-Term Incentive Program (LTIP)") over the performance period using results for the year prior to the first year of the performance period as the baseline. We generally refer to this growth objective as a CAGR. For cash-based LTIPs, the CAGR objective is 6% and the maximum compensable CAGR objective is 25%. Although it has remained unchanged since our Chapter 11 filing, the CAGR objective is reviewed each year and reflects the committee's collective view of good Grace performance based upon our historical performance and the long-term historical performance of the compensation peer group. The LTIP award payouts may range from $-0- to 200% of the target amount, based on our performance relative to the defined performance goals. No award payouts are earned under the cash-based LTIPs if the CAGR for the performance period is zero or negative.

  Equity-based Long-term Incentive Plan

        In determining the value of stock option awards, the committee considered an analysis of stock option value based on an adjusted Black- Scholes option pricing model with their independent consultant, Towers Watson. The committee approved the stock option grants included in the 2010 LTIP on May 5, 2010, after approval of the 2010 LTIP by the Bankruptcy Court on April 7, 2010. The exercise price of the options was $27.75, which was the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on May 5, 2010. The term of the options is five years and they vest over three years in substantially equal annual installments commencing the year after the date of grant.

Pension Plan/Supplemental Executive Retirement Plan

        As described below under "Pension Benefits," payments under our tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. For 2010, federal income tax law limits to $245,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. As a result, the committee has implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 70 upper-level employees, including the executive officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.

Savings and Investment Plan/Replacement Payment Program

        We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post- tax basis. We currently match 100% of employee savings under the S&I Plan up to 6% of the employee's base salary and annual incentive compensation. The committee believes that a 401(k)-type plan with a substantial company match that increases (in dollar amount, not percentage of compensation) with the level of participation in the plan and increases in the employee's annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2010, federal income tax law limits the total contributions, which include an employee's contribution plus the employer's matching contributions, that can be made to an employee's 401(k) plan account to $49,000 and qualifying annual compensation for 401(k) plan purposes to $245,000. As a result, the committee has implemented an S&I Plan Replacement Payment Program that currently applies to approximately 50 of our employees, including our executive officers, whose annual compensation exceeds $245,000, under which each such employee will receive the full matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.

Executive Personal Benefits

        The committee believes that executives generally should not be treated differently than the general employee population when it comes to personal benefits and therefore, the committee has limited executive personal benefits. Mr. Festa has access to corporate aircraft for reasonable personal travel, though he is responsible for paying income taxes on the value of such travel as determined by the Internal Revenue Service.

Change-In-Control Severance Agreements

        As described below under "Termination and Change-in-Control Arrangements—Change-In-Control Severance Agreements," we have entered into change-in-control severance agreements with each of the named executive officers. The provisions in these agreements are based on competitive practice and are designed to ensure that the executive officers' interests remain aligned with the interests of our shareholders if a potential change in control occurs. Payments under these agreements are triggered by the involuntary termination of the executive officer's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control." A change in control situation often undermines an executive officer's job security, and it is to our benefit and our shareholders' benefit to encourage our executive officers to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain. The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Severance Arrangements

        As described below under "Termination and Change-in-Control Arrangements—Other Executive Officer Severance Arrangements," we have entered into severance agreements with each of the named executive officers, other than Mr. Festa, whose severance arrangements are included in his employment agreement, and Mr. Bonham, whose severance arrangements were established by committee approval. Payments under these arrangements are triggered by involuntary termination of employment under most circumstances. Our severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

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

Employment Agreements

        We have entered into an employment agreement with Mr. Festa pursuant to which he serves as our CEO. Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. This agreement was approved by the Bankruptcy Court and was designed to encourage Mr. Festa to continue as our CEO, remain with Grace and work diligently in pursuit of corporate objectives. Mr. Festa's employment agreement includes a minimum salary and AICP target that were negotiated with Mr. Festa and are based on his business experience, his past performance as our CEO and a competitive analysis of the base salary and annual bonus paid to CEOs at the compensation peer group companies. The agreement also provides for severance payments that are designed to encourage and reinforce Mr. Festa's continued attention and dedication to his assigned duties without undue concern regarding his job security.

        We have also entered into an employment agreement with Mr. La Force pursuant to which he serves as our CFO. Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. This agreement provides for salary and AICP and LTIP targets and provisions regarding severance payments. This agreement was negotiated on an arms-length basis prior to the time Mr. La Force joined Grace. The payments required by this agreement were designed to encourage Mr. La Force to join and remain with Grace in lieu of other employment opportunities available to him.

Deductibility of Executive Compensation

        Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code of 1986, as amended, under Section 162(m) that limit the tax deduction for compensation expense in excess of $1 million paid to certain executive officers unless such compensation is "performance-based" and satisfies certain other conditions. The committee believes that compensation payable to executive officers should generally meet the conditions required for full deductibility under Section 162(m). Tax deductibility is one criterion the committee considers when establishing compensation programs. The AICP and LTIPs are structured with the intention that the compensation payable thereunder, with the exception of any discretionary AICP payments or other non-performance-based payments, will qualify as deductible "performance-based" compensation. While the committee believes that it is important to preserve the ability to structure compensation programs to meet a variety of corporate objectives even if the compensation is not deductible, due to the committee's focus on performance-based compensation plans, the committee expects that the vast majority of compensation paid to the named executive officers will be tax deductible.

Compensation Committee Report

        We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace's Compensation Discussion and Analysis for 2010 and have discussed it with Grace management. Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace's Annual Report on Form 10-K.

    COMPENSATION COMMITTEE

      John F. Akers, Chair
      H. Furlong Baldwin
      Ronald C. Cambre
      Marye Anne Fox
      John J. Murphy
      Christopher J. Steffen
      Mark E. Tomkins
      Thomas A. Vanderslice

Summary Compensation Table

        The following table sets forth the compensation we paid for services rendered during the fiscal year ended December 31, 2010 to our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2010, determined by reference to total compensation (reduced by the amount set forth in the table below under the caption "Change in Pension Value and Nonqualified Deferred Compensation Earnings") earned by such individuals for 2010.

								Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(c)
						Non-Equity Incentive Plan Compensation ($)
		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(a)				All Other Compensation ($)(d)	Total ($)
Name and Principal Position	Year					AICP	LTIP(b)
A. E. Festa	2010	936,000	-0-	-0-	2,660,000	1,110,000	344,110	439,000	161,849	5,650,959
Chairman,	2009	936,000	-0-	-0-	1,114,838	1,370,000	1,751,967	377,000	163,956	5,713,761
President & Chief Executive Officer	2008	921,000	1,000,000	-0-	1,019,508	725,000	2,433,600	188,000	166,965	6,454,073
H. La Force III	2010	415,000	-0-	-0-	549,733	400,000	75,002	82,000	55,328	1,577,063
Senior Vice	2009	410,000	-0-	-0-	174,207	475,000	336,855	62,000	40,017	1,498,079
President & Chief	2008	307,500	250,000	-0-	417,280	225,000	242,500	-0-	15,769	1,458,049
Financial Officer
G. E. Poling	2010	442,500	-0-	-0-	678,305	550,000	100,502	733,000	68,196	2,572,503
Vice President &	2009	440,000	-0-	-0-	243,870	600,000	673,833	600,000	45,262	2,602,965
President Grace Davison	2008	434,667	-0-	-0-	633,380	275,000	880,667	460,000	58,418	2,742,132
D. A. Bonham	2010	402,500	-0-	-0-	576,333	300,000	78,002	129,000	55,792	1,541,627
Vice President &	2009	392,292	-0-	-0-	191,614	475,000	518,333	74,000	419,549	2,070,788
President Grace Construction Products	2008	370,870	-0-	-0-	361,932	250,000	498,667	53,000	893,683	2,428,152
M. A. Shelnitz	2010	363,750	-0-	-0-	425,600	260,000	53,251	369,000	43,916	1,515,517
Vice President,	2009	360,000	-0-	-0-	139,359	335,000	336,917	341,000	34,980	1,547,256
Secretary & General Counsel	2008	354,667	-0-	-0-	377,032	200,000	440,333	172,000	43,173	1,587,205

(a)
Amount represents the grant date fair value of options computed in accordance with ASC 718. The assumptions used to calculate the compensation expense reported for 2010 are described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 18 (Stock Incentive Plans) to the Consolidated Financial Statements and are incorporated herein by reference.

(b)
The 2010 amount consists of the following payments that we expect to make in March 2011 pursuant to the 2008-2010 and 2009-2011 Long-Term Incentive Programs, or LTIPs, as follows:

Name	Final Payment 2008-2010 LTIP ($)	Initial Payment 2009-2011 LTIP ($)	Total ($)
A. E. Festa	152,100	192,010	344,110
H. La Force III	45,000	30,002	75,002
G. E. Poling	58,500	42,002	100,502
D. A. Bonham	45,000	33,002	78,002
M. A. Shelnitz	29,250	24,001	53,251
(c)
The 2010 amount consists of the aggregate change in the actuarial present value of the individual's accumulated benefit under the Grace Pension Plan and Grace Supplemental Executive Retirement Plan (SERP) from December 31, 2009 to December 31, 2010, assuming a 5.25% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements as follows:

Name	Change in Pension Plan Value ($)	Change In SERP Value ($)	Total Change in Pension Value ($)
A. E. Festa	44,000	395,000	439,000
H. La Force III	23,000	59,000	82,000
G. E. Poling	153,000	580,000	733,000
D. A. Bonham	36,000	93,000	129,000
M. A. Shelnitz	124,000	245,000	369,000
(d)
The 2010 amount consists of the following:

Name	Personal Benefits ($)*	S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Liability Insurance ($)	Life Insurance ($)	Total ($)
A. E. Festa	18,552	14,700	123,660	1,200	3,737	161,849
H. La Force III	n/a	14,700	38,700	900	1,028	55,328
G. E. Poling	n/a	14,700	47,850	900	4,746	68,196
D. A. Bonham	n/a	14,700	37,950	900	2,242	55,792
M. A. Shelnitz	n/a	14,700	27,225	900	1,091	43,916

  *
  Consists of our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equaled or exceeded $10,000.

CEO Employment Agreement

        Grace and Mr. Festa entered into an employment agreement, effective as of June 1, 2009, pursuant to which Mr. Festa continues in service as President and Chief Executive Officer of Grace. Under the agreement, Mr. Festa also continues to serve as Chairman of the Board of Directors of Grace. Mr. Festa is entitled to an initial base annual salary of $936,000. His targeted award under the Annual Incentive Compensation Program for 2009 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board). Under the agreement, Mr. Festa continues to participate in the Grace LTIPs. His 2010 award is described below under "Grants of Plan-Based Awards in 2010." Grace is obligated to indemnify Mr. Festa for all liabilities that he may incur as a result of his performance of his duties as a director, officer or employee of Grace. The agreement also provides for certain payments in the event that Mr. Festa's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control." The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

CFO Employment Agreement

        Grace has entered into an employment agreement with Mr. La Force. Under this agreement, Mr. La Force is entitled to an initial base salary of $410,000 and to participate in the Annual Incentive Compensation Program at an initial target award of 75% of base salary. The agreement also provides for certain payments in the event that Mr. La Force's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control." The description of Mr. La Force's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Grants of Plan-Based Awards in 2010

        The following table provides information regarding grants under our Annual Incentive Compensation Program, or AICP, and Long Term Incentive Program, or LTIP, to the executive officers named in the Summary Compensation Table during 2010.

						All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
							Exercise or Base Price of Option Awards ($/Sh)(c)	Grant Date Fair Value of Option Awards ($)(d)
Name	Plan	Option Grant Date	Threshold ($)	Target ($)(b)	Maximum ($)(b)
A. E. Festa	2010 AICP	n/a	234,000	936,000	1,872,000	n/a	n/a	n/a
	2010-2012 LTIP (Cash)	n/a	-0-	900,000	1,800,000	n/a	n/a	n/a
	2010-2012 LTIP (Option)(e)	5/5/2010	n/a	n/a	n/a	262,500	27.745	2,660,000
H. La Force III	2010 AICP	n/a	77,813	311,250	622,500	n/a	n/a	n/a
	2010-2012 LTIP (Cash)	n/a	-0-	186,000	372,000	n/a	n/a	n/a
	2010-2012 LTIP (Option)(e)	5/5/2010	n/a	n/a	n/a	54,250	27.745	549,733
G. E. Poling	2010 AICP	n/a	88,500	354,000	708,000	n/a	n/a	n/a
	2010-2012 LTIP (Cash)	n/a	-0-	229,500	459,000	n/a	n/a	n/a
	2010-2012 LTIP (Option)(e)	5/5/2010	n/a	n/a	n/a	66,938	27.745	678,305
D. A. Bonham	2010 AICP	n/a	75,469	301,875	603,750	n/a	n/a	n/a
	2010-2012 LTIP (Cash)	n/a	-0-	195,000	390,000	n/a	n/a	n/a
	2010-2012 LTIP (Option)(e)	5/5/2010	n/a	n/a	n/a	56,875	27.745	576,333
M. A. Shelnitz	2010 AICP	n/a	59,109	236,438	472,875	n/a	n/a	n/a
	2010-2012 LTIP (Cash)	n/a	-0-	144,000	288,000	n/a	n/a	n/a
	2010-2012 LTIP (Option)(e)	5/5/2010	n/a	n/a	n/a	42,000	27.745	425,600

(a)
Actual payments pursuant to the 2010 AICP, final payments pursuant to the 2008-2010 LTIP and initial payments pursuant to the 2009-2011 LTIP that we expect to pay in March 2011 have been determined and are reflected in the Summary Compensation Table.

(b)
For AICP, amounts are based upon base salary actually paid during 2010.

(c)
The exercise price was determined based on the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on the grant date.

(d)
The grant date fair value is generally the amount that Grace would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

(e)
Options are exercisable in 33% increments on May 5, 2011 and May 7, 2012 and May 6, 2013.

2010 Annual Incentive Compensation Program (AICP)

        The AICP, is a cash-based pay-for-performance incentive program. Awards under the AICP are allocated from the incentive pool, the amount of which is determined by the extent to which business performance objectives are achieved. The committee has discretion to establish or increase the size of the incentive pool even if performance objectives are not achieved. Once the incentive pool is established, an executive officer's award payment is determined based on the individual's target award, performance and other factors determined by the committee.

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

Long-Term Incentive Program (LTIP)

        Our long-term incentive programs are multi-year, pay-for-performance incentive programs. Awards under our 2008-2010, 2009-2011 and 2010-2012 LTIPs consist of a cash-based award and an award of stock options under our 2000 Stock Incentive Plan.

        Cash-Based LTIP.    Cash-based awards under the LTIPs are payable based on the extent to which we achieve a specified compound annual growth in our Core EBIT over the three-year performance period using results for the year prior to the first year of the performance period as the baseline. Cummulative Core EBIT for the three year period is used to determine the compound annual growth rate for this calculation. We generally refer to this growth objective as a CAGR.

  LTIP Adjusted Core EBIT

        Our LTIP Adjusted Core EBIT for the performance periods of our 2008-2010, 2009-2011 and 2010-2012 LTIPs are calculated as follows:

	2007	2008	2009	2010
Adjusted EBIT* (in millions)	$292.7	$297.3	$229.0	$326.4
Adjustments:
Restructuring expenses and related asset impairments	—	(5.2)	(33.4)	(11.2)
Gains (loss) on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(1.0)	—	33.9	—
Defined benefit pension expense previously reported as noncore, now reported in Adjusted EBIT	7.1	11.2	16.7	13.7
Non-asbestos provision for environmental remediation previously reported as noncore, now reported in Adjusted EBIT	0.1	6.4	(0.5)	1.3
Other noncore (income) expense	(1.7)	(10.0)	9.6	1.0
Core EBIT	$297.2	$299.7	$255.3	$331.2

*
Calculated as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement.

        In completing the CAGR calculation, Core EBIT for each year after the baseline year is adjusted to eliminate the effect of changes in pension expense related to core operations and LTIP expense.

2008-2010 LTIP Plan (in millions)	2007 Baseline	2008	2009	2010
Core EBIT	$297.2	$299.7	$255.3	$331.2
Adjustments:
Change in Pension Expense related to core operations	n/a	—	23.3	17.9
Long-term Incentive Plan Expense	n/a	(2.7)	(8.5)	(5.4)
LTIP Core EBIT	$297.2	$297.0	$270.1	$343.7

2009-2011 LTIP Plan (in millions)	2008 Baseline	2009	2010
Core EBIT	$299.7	$255.3	$331.2
Adjustments:
Change in Pension Expense related to core operations	n/a	23.3	17.9
Long-term Incentive Plan Expense	n/a	(5.9)	(2.8)
LTIP Core EBIT	$299.7	$272.7	$346.3

        The compound annual growth rates in Core EBIT (reflecting the LTIP adjustments reflected in the tables above) as of December 31, 2010 for the 2008-2010 and 2009-2011 LTIPs are as follows:

LTIP	CAGR
2008-2010 LTIP (full 3-year period)	1.08%
2009-2011 LTIP (partial 2-year period)	2.16%

        In order to earn the target award, our CAGR must be 6%, to earn the maximum of 200% of the target award, our CAGR must be 25% and no award is earned if our CAGR is -0- or negative as reflected in the following table:

Compound Annual Growth Rate in LTIP Adjusted Core EBIT (CAGR) Target	Portion of LTIP Target Amount Earned
25%	200%
15%	147%
10%	121%
6%	100%
3%	50%
-0-	-0-

        The actual funded amount of each LTIP is determined solely by applying linear interpolation using the CAGR for the relevant performance period between the related target amounts specified above.

        Employees who become entitled to cash payments under an LTIP are generally paid in two installments: one in March of the third year of the performance period as partial payment based on our performance during the first two years of the performance period; and the other in March of the year following the performance period (as final payment based on the complete three-year performance period but offset by any prior partial payment). Partial payments to participants are calculated by: (i) multiplying the participant's target award by 66.67% to determine the two-year partial target; (ii) multiplying the two-year partial target by the interpolated amount from the table above based on our CAGR for the two-year partial performance period to determine the portion of the two-year partial target earned; and (iii) multiplying the portion of the two-year partial target earned by 50%. In any case, the partial payment is subject to a cap equal to 50% of the target amount for the first two years.

        Based on 2009 and 2010 operating performance, partial payments under the 2008 Cash LTIP are calculated based upon 36% of the two-year partial target for each participant as follows:

Name	2009 Cash LTIP Target ($)	2-year Partial Target (66.67% of Target) ($)	Portion of 2-year Partial Target Earned (36% of Partial Target) ($)	2009 Cash LTIP Interim Payment (50% of Partial Target Earned) ($)
A. E. Festa	1,600,000	1,066,720	384,019	192,010
H. La Force III	250,000	166,675	60,003	30,002
G. E. Poling	350,000	233,345	84,004	42,002
D. A. Bonham	275,000	183,343	66,003	33,002
M. A. Shelnitz	200,000	133,340	48,002	24,001

        Based on 2008-2010 operating performance, payments under the 2008 LTIP are calculated based upon 18% of the full three-year target for each participant. Since no partial payments on the 2008 LTIP were made in 2010, the final payment is as follows:

Name	2008 Cash LTIP Target ($)	Portion of Target Earned (18% of Target) ($)	2008 Cash LTIP Partial Payment Paid in 2010 ($)	2008 Cash LTIP Final Payment ($)
A. E. Festa	845,000	152,100	-0-	152,100
H. La Force III	250,000	45,000	-0-	45,000
G. E. Poling	325,000	58,500	-0-	58,500
D. A. Bonham	250,000	45,000	-0-	45,000
M. A. Shelnitz	162,500	29,250	-0-	29,250

        In order to receive a cash LTIP award payment, employees generally must be actively employed by Grace through the payout date. See "Potential Payments Upon Termination or Change-In-Control—Termination and Change-In-Control Arrangements—Long-Term Incentive Program (Cash Awards)" for a description of the circumstances under which LTIP payments would be made upon termination of an executive's employment with Grace.

        Equity-Based LTIP.    Stock options awarded as part of the 2008 LTIP are exercisable in 50% annual increments beginning on March 1, 2010. Stock options awarded as part of the 2009 LTIP are exercisable in 33% annual increments on May 7, 2010, May 6, 2011 and May 7, 2012. Stock options awarded as part of the 2010 LTIP are exercisable in 33% annual increments on May 5, 2011 and May 7, 2012 and May 6, 2013.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
A. E. Festa	-0-	262,500	(a)	27.745	5/05/15
	108,237	216,473	(b)	9.785	5/07/14
	85,745	85,745	(c)	19.710	9/11/13
H. La Force III	-0-	54,250	(a)	27.745	5/05/15
	16,913	33,827	(b)	9.785	5/07/14
	35,095	35,095	(c)	19.710	9/11/13
G. E. Poling	-0-	66,938	(a)	27.745	5/05/15
	23,677	47,353	(b)	9.785	5/07/14
	53,270	53,270	(c)	19.710	9/11/13
	16,500	-0-		2.400	3/07/11
D. A. Bonham	-0-	56,875	(a)	27.745	5/05/15
	18,603	37,207	(b)	9.785	5/07/14
	30,440	30,440	(c)	19.710	9/11/13
M. A. Shelnitz	-0-	42,000	(a)	27.745	5/05/15
	13,530	27,060	(b)	9.785	5/07/14
	31,710	31,710	(c)	19.710	9/11/13
	8,200	-0-		2.400	3/07/11

(a)
Options are exercisable in 33% annual increments on May 5, 2011 and May 7, 2012 and May 6, 2013.

(b)
Options are exercisable in 33% increments on May 7, 2010, May 6, 2011 and May 7, 2012.

(c)
Options are exercisable in 50% annual increments beginning on March 1, 2010.

Option Exercises and Stock Vested

        The following table provides information regarding the exercise of options held by the executive officers named in the Summary Compensation Table during 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. E. Festa	-0-	-0-	-0-	-0-
H. La Force III	-0-	-0-	-0-	-0-
G. E. Poling	35,000	443,279	-0-	-0-
D. A. Bonham	-0-	-0-	-0-	-0-
M. A. Shelnitz	25,000	316,628	-0-	-0-

Pension Benefits

        The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	7.08	155,000	-0-
	SERP	7.08	1,316,000	-0-
H. La Force III	Pension Plan	2.75	49,000	-0-
	SERP	2.75	95,000	-0-
G. E. Poling	Pension Plan	31.42	855,000	-0-
	SERP	31.42	2,562,000	-0-
D. A. Bonham	Pension Plan	5.25	111,000	-0-
	SERP	5.25	214,000	-0-
M. A. Shelnitz	Pension Plan	27.17	641,000	-0-
	SERP	27.17	1,206,000	-0-

*
Amounts comprise the actuarial present value of the executive officer's accumulated benefit under the Pension Plan and SERP as of December 31, 2010, assuming a 5.25% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. The Pension Plan and SERP provide for a reduction in pension benefits to employees that elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62.

Retirement Plan for Salaried Employees

        Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited Grace service. At age 62, a participant is entitled to full benefts under the Pension Plan but a participant may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2010, federal income tax law limits to $245,000 the annual compensation on which benefits under the Pension Plan may be based.

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

Fiscal Year 2010 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2010 ($)	Registrant Contributions in Fiscal Year 2010 ($)	Aggregate Earnings in Fiscal Year 2010 ($)		Aggregate Withdrawals/ Distributions in Fiscal Year 2010 ($)	Aggregate Balance at Fiscal Year 2010 End ($)
M. A. Shelnitz	-0-	-0-	92,136	(a)	-0-	330,954	(b)

(a)
Amount represents the increase in value of 9,420.8496 shares of Grace common stock held in the plan based on the closing prices of Grace common stock on December 31, 2009 of $25.35 and December 31, 2010 of $35.13. Amounts reflected are not included in the "Summary Compensation Table" because the earnings are not "above-market."

(b)
Amount represents the value of 9,420.8496 shares of Grace common stock held in the plan based on the closing price of Grace common stock on December 31, 2010 of $35.13.

Potential Payments Upon Termination or Change-In-Control

        The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events calculated under the assumption that employment terminated on the last business day of 2010. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Grace Retirement Plan and the Grace SERP are described above under the caption "Pension Benefits." The value of payments to be made following termination of employment pursuant to Mr. Shelnitz's deferred shares arrangement are described above under the caption "Non-Qualified Deferred Compensation Plan."

Name	Involuntary Termination Without Cause(a) ($)	Involuntary Termination Without Cause Following Change-in- Control(b)(c) ($)	Death (b)(d) ($)		Disability (b)(f) ($)
A. E. Festa	3,276,000	7,134,767	3,475,007	(e)	2,905,007	(e)
H. La Force III	645,000	2,531,167	703,667		431,334
G. E. Poling	900,000	2,798,333	818,333		458,333
D. A. Bonham	615,000	2,445,833	703,333		423,167
M. A. Shelnitz	750,000	2,066,833	585,583		285,583

(a)
Consists: (i) in the case of Mr. Festa, of minimum severance payments pursuant to his employment agreement as described below under "—Termination and Change-in-Control Arrangements—CEO Severance Arrangements;" and (ii) in the case of the other executive officers, minimum severance payments pursuant to severance agreements as described below under "—Termination and Change-in-Control Arrangements—Other Executive Officer Severance Arrangements." Amount excludes LTIP payments (in amounts and estimated amounts set forth below in footnote (b)) and/or AICP payments that executive officers may receive in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(b)
Includes actual final LTIP payment under the 2008 Cash LTIP (as included in footnote (b) to the Summary Compensation Table) and payments under the 2009 and 2010 Cash LTIPs calculated as described below under "—Termination and Change-in-Control Arrangements—Long Term Incentive Program (Cash Awards)" under the assumption that the 2009 and 2010 Cash LTIPs pay out at the target amounts as follows:

Name	2008-2010 LTIP (Cash) ($)	2009-2011 LTIP (Cash) ($)	2010-2012 LTIP (Cash) ($)	Total ($)
A. E. Festa	152,100	1,066,667	300,000	1,518,767
H. La Force III	45,000	166,667	62,000	273,667
G. E. Poling	58,500	233,333	76,500	368,333
D. A. Bonham	45,000	183,333	65,000	293,333
M. A. Shelnitz	29,250	133,333	48,000	210,583
(c)
Includes contractual payments pursuant to each executive's respective Change-in-Control Severance Agreement calculated under the assumption that no excise tax will apply.

(d)
Includes the sum of payments under the Grace Executive Salary Protection Plan during the first year following death. During subsequent years after death until the specified termination year (reflecting the executive officer's age as of December 31, 2010), the sum of payments each year would be as follows: Mr. Festa—$468,000, Mr. La Force—$215,000, Mr. Poling—$225,000, Mr. Bonham—$205,000 and Mr. Shelnitz—$187,500. For executive officers other than Mr. Festa, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(e)
Includes 2010 AICP payment calculated solely on the basis of Grace's 2010 financial performance pursuant to Mr. Festa's employment agreement as described below under "—Termination and Change-in-Control Arrangements—CEO Severance Arrangements."

(f)
Includes sum of payments under the Grace Executive Salary Protection Plan during the first year following disability, assuming the executive officer remains disabled for at least 12 consecutive months. Amounts reflect the offset of expected payments under Grace's long-term and short-term disability programs that are based, in part, on the duration of the executive officer's employment. During subsequent years after disability, the sum of payments each year to Mr. Festa would be $201,600 until the earlier of the month he was no longer deemed disabled or until he attained age 65 in 2024. Due to the offset of expected payments under Grace's long-term and short-term disability programs, Grace expects that the other executive officers would not receive any additional payments under the plan after the first year of disability. For executive officers other than Mr. Festa, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements—Annual Incentive Compensation Program."

Termination and Change-in-Control Arrangements

        Change-in-Control Severance Agreements.    We have entered into severance agreements with all of our executive officers, which renew automatically unless the Board elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control," he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation, subject to reduction, pro rata in the case of an executive officer who is within 36 months of normal retirement age (65) or, under certain circumstances, to minimize the effect of certain excise taxes if applicable. For purposes of the severance agreements, "change in control" means the acquisition of 20% or more of the outstanding Grace common stock (but not if such acquisition is the result of the sale of common stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace. As a result of Grace's Chapter 11 filing, the following events will not constitute a "change in control": (i) the acquisition of Grace common stock by a trust established for purposes of administering asbestos-related claims pursuant to a plan of reorganization; and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization. The severance amount would be paid in a single lump-sum after termination. The description of the severance agreements in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC.

        CEO Severance Arrangements.    Under the terms of Mr. Festa's employment agreement, if we terminate Mr. Festa's employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the agreement in 2013, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination. The severance amount would be paid in installments over a period of 24 months; however, at Mr. Festa's option, as approved by the Compensation Committee, the entire severance amount may be paid in a single lump-sum after termination. Also under the terms of this agreement, Mr. Festa will not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion (based, in the case of the AICP, solely on Grace financial results for that calendar year) of such an unpaid award in the event that his employment is terminated by Grace without cause or he terminates his employment as a result of constructive discharge after Grace emerges from Chapter 11, or his employment terminates as a result of his death or disability, in each case, before the applicable payment date. Assuming Mr. Festa's employment was terminated as of December 31, 2010 under any of the above listed circumstances, Mr. Festa would be eligible to receive LTIP payments as described below under the caption "Termination and Change-in-Control Arrangements—Long Term Incentive Program." The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

        Other Executive Officer Severance Arrangements.    We have entered into severance agreements that establish severance arrangements with Messrs. La Force (included in his employment agreement), Poling and Shelnitz. Mr. Bonham's severance arrangements were established by Compensation Committee approval. Under the terms of the severance arrangements applicable to these named executive officers, in the event of the involuntary termination of the executive officer's employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his or her annual base salary, in the case of Messrs. Poling and Shelnitz, or one and one-half times his annual base salary, in the case of Messrs. La Force and Bonham. The severance amount would be paid in installments in the form of salary continuation, provided that an executive officer could elect to receive the entire severance amount as a single lump sum after termination in conjunction with the termination of certain employee benefit coverage. Other than with respect to the amount of severance, the severance arrangements for these named executive officers are the same. The description of the severance arrangements in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to Mr. La Force's employment agreement, the form of executive severance agreement and the Grace Severance Pay Plan for Salaried Employees, each of which has been filed with the SEC.

        Executive Salary Protection Plan.    All executive officers participate in the Executive Salary Protection Plan which provides that, in the event of a participant's disability or death prior to age 70, we will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the plan may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). Any payment under the plan as a result of disability would be reduced by the amount of disability income received under Grace's long-term and short-term disability plans that are generally applicable to U.S. salaried employees. The payments would be paid in installments in the form of salary continuation. The description of the plan in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the Executive Salary Protection Plan, as amended, which is filed with the SEC.

        Annual Incentive Compensation Program.    An employee whose employment terminates prior to an AICP payout date will generally not receive an AICP payment. However, in the discretion of the Compensation Committee, an employee whose employment terminates prior to the payout date may receive an AICP award payment if the employee has more than three months' service under the AICP and employment terminates for any of the following reasons: retirement under a Grace retirement plan; death; disability; divestment; or other termination of employment by Grace that is not for cause. If an employee whose employment terminates prior to the end of a year receives an AICP award payment for that year, the amount of the AICP award payment will generally be prorated for the period of the employee's service during the year and paid at the time the award is paid to active Grace employees. See "—CEO Severance Arrangements" for a description of the circumstances under which AICP payments would be made to Mr. Festa in the event his employment with Grace is terminated. The description of the AICP in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the AICP which is filed with the SEC.

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

  •
  death or disability; or

  •
  involuntary termination after a change in control of Grace ("change in control" means that a person beneficially owns 20% or more of the outstanding Grace common stock (but not if such ownership is the result of the sale of Grace common stock by Grace that has been approved by the Board or pursuant to a plan of reorganization that is confirmed and effective), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a corporate transaction (other than a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization that is confirmed and effective) in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace)

        In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive an LTIP award payment. If an employee whose employment terminates prior to the end of an LTIP performance period receives an LTIP award payment for that performance period, the amount of the LTIP award payment will be prorated for the period of the employee's service during the performance period and paid at the time the award is paid to active Grace employees. See "—CEO Severance Arrangements" above for a description of the circumstances under which LTIP payments would be made to Mr. Festa in the event his employment with Grace is terminated. The description of the LTIPs in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the LTIPs, which are filed with the SEC.

        Long Term Incentive Program (2000 Stock Incentive Plan Awards).    Any stock option held by an employee whose employment terminates prior to exercise will terminate:

  •
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

        In the event of a Change in Control, any stock options outstanding under the 2000 Stock Incentive Plan, that are not exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant. For purposes of the 2000 Stock Incentive Plan, "change in control" means:

  •
  the acquisition of 20% or more of the outstanding Grace Common Stock (but not if such acquisition is the result of the sale of Grace common stock by Grace that has been approved by the Board);

  •
  the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors;

  •
  the occurrence of a transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction; or

  •
  the liquidation or dissolution of Grace.

The description of the 2000 Stock Incentive Plan in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the 2000 Stock Incentive Plan, which is filed with the SEC.

Director Compensation

        Under the compensation program for nonemployee directors in effect during 2010, each nonemployee director received an annual retainer of $105,000 in cash, 50% of which was paid in January and 50% of which was paid in December. In addition, directors received $6,000 (plus $3,000 for the lead independent director and the Audit Committee chair and $2,000 for other committee chairs) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date. We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors. Our directors, and all Grace employees, are entitled to participate in the Grace Foundation's Matching Grants Program. We also maintain business travel accident insurance coverage for our directors. Mr. Festa's compensation is described above in the Summary Compensation Table and he receives no additional compensation for serving as a member of the Board of Directors.

        The following table sets forth amounts that we paid to our nonemployee directors in connection with their services to Grace during 2010.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(b)		Total ($)
J. F. Akers	145,000	-0-	-0-	-0-	-0-	6,000	(c)	151,000
H. F. Baldwin	141,000	-0-	-0-	-0-	-0-	-0-		141,000
R. C. Cambre	141,000	-0-	-0-	-0-	-0-	3,000	(c)	144,000
M. A. Fox	153,000	-0-	-0-	-0-	-0-	-0-		153,000
J. J. Murphy	141,000	-0-	-0-	-0-	-0-	-0-		141,000
P. J. Norris (d)	6,000	-0-	-0-	-0-	-0-	-0-		6,000
C. J. Steffen	141,000	-0-	-0-	-0-	-0-	-0-		141,000
M. E. Tomkins	159,000	-0-	-0-	-0-	-0-	1,500	(c)	160,500
T. A. Vanderslice	160,000	-0-	-0-	-0-	-0-	-0-		160,000

(a)
Amount consists of annual retainer in the amount of $105,000, meeting fees in the amount of $36,000 (other than Mr. Akers and Mr. Vanderslice who received meeting fees of $30,000) and additional payments to: Mr. Akers for serving as Chair of the Compensation Committee and Dr. Fox for serving as Chair of the Corporate Responsibility Committee in the amounts of $10,000 and $12,000 respectively; Mr. Tomkins for serving as Chair of the Audit Committee in the amount of $18,000; and Mr. Vanderslice for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $25,000.

(b)
Grace paid an aggregate of $350 in premiums for business travel accident insurance coverage for all directors during 2010.

(c)
Consists of charitable contributions paid during 2010 to academic institutions at the request of the director pursuant to the Grace Foundation's Matching Grants Program. For Mr. Akers, $3,000 was in respect of a 2009 charitable contribution.

(d)
Mr. Norris resigned as a director of Grace effective February 5, 2010.

Compensation Policies and Practices Relating to Risk Management

        We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on Grace through excessive risk taking incentives or otherwise. Our compensation programs, though tailored to our specific needs, are generally similar to compensation programs used by other companies in our industry. We have many years of experience with the various components of our compensation programs, including our incentive programs under which payments may vary based on the performance of the business. We believe these programs, backed by our corporate ethics program and the Grace Core Values, have been successful in aligning the interests of our executives and senior employees with the interests of our stakeholders and in encouraging the responsible pursuit of corporate objectives by our employees.

Compensation Committee Interlocks And Insider Participation

        During 2010, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy, Vanderslice, Tomkins and Steffen and Dr. Fox. None of these persons is our current or former officer or employee, nor did we have any reportable transactions with any of these persons. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

        The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2011 by:

  •
  each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock;

  •
  each current director;

  •
  each of the executive officers named in the Summary Compensation Table set forth in Item 11 above; and

  •
  all directors and all executive officers as a group

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent(2)
Peninsula Partners, L.P.(3)	10,765,600		14.7%

404B East Main Street
2nd Floor
Charlottesville, VA 22902
FMR LLC(4)	7,300,585		10.0%

Fidelity Management & Research Company
Edward C. Johnson 3d
82 Devonshire Street
Boston, Massachusetts 02109
BlackRock Inc.(5)	3,837,753		5.2%

40 East 52nd Street
New York, NY 10022
J. F. Akers	38,966
	15,196	(T)

	54,162		*

H. F. Baldwin	21,918
	15,000	(T)

	36,918		*

R. C. Cambre	28,494		*

A. E. Festa	100,000
	279,727	(O)

	379,727		*

M. A. Fox	55,346
	8,942	(T)

	64,288		*

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent(2)
J. J. Murphy	38,930
	18,629	(T)

	57,559		*

C. J. Steffen	10,000		*

M. E. Tomkins	12,000		*

T. A. Vanderslice	39,522
	14,932	(T)

	54,454		*

D. A. Bonham	79,483	(O)	*

H. La Force III	50,000
	87,103	(O)

	137,103		*

G. E. Poling	146,717	(O)
	18,000	(T)

	164,717		*

M. A. Shelnitz	53,500
	85,150	(O)
	9,421	(T)

	148,071		*

Directors and executive officers as a group (16 persons)	488,676
	848,214	(O)
	100,120	(T)

	1,437,010		2.0%

*
Indicates less than 1%

(O)
Shares covered by stock options exercisable on or within 60 days after January 31, 2011.

(T)
Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1)
The address of each of our directors and executive officers is c/o Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, MD 21044.

(2)
Based on 73,137,970 shares of Grace common stock outstanding on January 31, 2011.

(3)
The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.

(4)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC jointly by FMR LLC ("FMR"), Fidelity Management &

  Research Company ("Fidelity") and Edward C. Johnson 3d ("Mr. Johnson") on February 14, 2011. FMR and Mr. Johnson have sole voting power with respect to 28,970 shares and sole dispositive power with respect to all 7,300,585 shares. Mr. Johnson is Chairman of FMR and members of Mr. Johnson's family may be deemed a controlling group with respect to FMR due to their ownership of FMR voting shares and their entry into a voting agreement with respect to such shares. Fidelity is a wholly-owned subsidiary of FMR. Mr. Johnson and FMR, through its control of Fidelity, each has sole dispositive power over 7,271,615 shares owned by various investment companies for which Fidelity serves as investment advisor. Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island 02917, is a wholly-owned indirect subsidiary of FMR. Mr. Johnson and FMR, through its control of PGATC, each has sole dispositive power over 11,570 shares and sole voting power over 11,570 shares owned by institutional accounts managed by PGATC. Mr. Johnson is Chairman of FIL Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and partnerships controlled predominantly by members of Mr. Johnson's family, or trusts for their benefit, own FIL shares representing approximately 39% of the total votes which may be cast by all holders of FIL voting stock. FMR and FIL disclaim that they are acting as a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934. FIL and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 17,400 shares.

(5)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G filed with the SEC by BlackRock, Inc. on February 9, 2011. Blackrock, Inc. is a parent holding company and holds the sole power to vote or dispose of shares held by its subsidiaries BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2010 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options and restricted stock.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options)
Equity compensation plans approved by security holders	4,468,341	18.4788	—

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to act as our principal independent accountants for 2010. The following table sets forth the fees that we incurred for the services of PwC for the year ended December 31, 2009 and our estimate of the fees that we incurred for the year ended December 31, 2010:

Fee Description	2010*	2009
Audit Fees	$4,434,200	$4,597,600
Audit-Related Fees	94,100	195,900
Tax Fees	44,600	46,700
All Other Fees	53,000	159,400

Total Fees	$4,625,900	$4,999,600

*
For 2010, amounts are current estimates in respect of services received for which final invoices have not been submitted.

        Audit Services consisted of the audit of our Consolidated Financial Statements and our internal controls over financial reporting (as required under Section 404 of the Sarbanes-Oxley Act of 2002), the review of our consolidated quarterly financial statements and statutory audits of certain of Grace's non-U.S. subsidiaries and affiliates.

        Audit-Related Services primarily consisted of audits of employee benefit plans and advice with respect to internal controls over financial reporting.

        Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns, and advice and assistance with transfer pricing compliance.

        All Other Fees for 2010 consisted of advice regarding finance productivity initiatives and license fees for access to accounting, tax and financial reporting literature.

        The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2010, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Financial Statements and Schedules.    The required information is set forth in the Financial Supplement under the heading "Table of Contents" which is incorporated herein by reference.

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

Exhibit No.	Exhibit	Location
2.1	Form of Distribution Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Annex B to the Joint Proxy Statement/Prospectus dated February 13, 1998 of Old Grace and Sealed Air Corporation included in Form S-4 (filed 2/13/98)
2.2	Proposed Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated February 27, 2009	Exhibit 2.2 to Form 10-K (filed 3/02/09)
3.1	Restated Certificate of Incorporation of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 4/8/98)
3.2	Amended and Restated By-laws of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 2/27/09)

Exhibit No.	Exhibit	Location
4.1	Amended and Restated Rights Agreement dated as of March 25, 2008 between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent	Exhibit 4.1 to Form 10/A (filed 3/25/08)
4.2	Order of Delaware Bankruptcy Court limiting certain transfers of Grace equity securities	Exhibit 4.2 to Form 10-K (filed 3/02/09)
4.3	Credit Agreement dated as of May 14, 1998, among W. R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger	Exhibit 4.1 to Form 10-Q (filed 8/14/98)
4.4	364-Day Credit Agreement, dated as of May 5, 1999, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as book manager	Exhibit 4.1 to Form 10-Q (filed 8/13/99)
4.5	First Amendment to 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as bank manager	Exhibit 4 to Form 10-Q (filed 8/15/00)
4.6	Receivables Purchase agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH	Exhibit 4.10 to Form 10-K (filed 3/02/07)
10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed March 13, 2003)
10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)
10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/14/00)*
10.4	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*
10.5	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*
10.6	Form of Stock Option Agreements	Exhibit 10.5 to Form 10-Q (filed 5/15/98)*
10.7	Long-Term Incentive Program Administrative Practices	Exhibit 10.4 to Form 8-K (filed 5/11/10)*
10.8	Form of 2007-2009 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 10-Q (filed 11/08/07)*
10.9	Form of 2008-2010 Long-Term Incentive Program Cash Award	Exhibit 10.12 to Form 10-K (filed 3/02/09)*

Exhibit No.	Exhibit	Location
10.10	Form of 2009-2011 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 8-K (filed 4/28/09)*
10.11	Form of 2010-2012 Long-Term Incentive Program Cash Award	Exhibit 10.3 to Form 8-K (filed 5/11/10)*
10.12	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*
10.13	Severance Pay Plan for Salaried Employees	Exhibit 10.17 to Form 10-K (filed 3/02/07)*
10.14	Letter Agreement dated May 7, 1999 between Paul J. Norris, on behalf of Grace, and William M. Corcoran	Exhibit 10.24 to Form 10-K (filed 4/16/01)*
10.15	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision)	Exhibit 10.28 to Form 10-K (filed 4/16/01)*
10.16	Annual Incentive Compensation Program	Exhibit 10.1 to Form 8-K (filed 5/11/10)*
10.17	Form of 2010 Annual Incentive Compensation Program Award Letter	Exhibit 10.2 to Form 8-K (filed 5/11/10)*
10.18	Letter Agreement dated May 27, 2009 between John F. Akers, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 5/29/09)*
10.19	Letter Agreement dated February 28, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (includes enhanced severance provision)	Exhibit 10.1 to Form 8-K (filed 3/07/08)*
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Accountants	Filed herewith
24	Powers of Attorney	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**
101.LAB	XBRL Taxonomy Extension Label Linkbase	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**

*
Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

**
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

Dated: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

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
FOR THE YEAR ENDED DECEMBER 31, 2010

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

        Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2010. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2010, as stated in their report, which appears on the following page.

        Report On Disclosure Controls And Procedures—As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. Festa A. E. Festa President and Chief Executive Officer	/s/ Hudson La Force III Hudson La Force III Senior Vice President and Chief Financial Officer
February 25, 2011

 Report of Independent Registered Public Accounting Firm

        To the Shareholders and Board of Directors of W. R. Grace & Co.:

        In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the "Company") at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2011

 EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

        We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-37024) of W. R. Grace & Co. of our report dated February 25, 2011 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2011

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$2,675.0	$2,825.0	$3,317.0
Cost of goods sold	1,729.6	1,900.5	2,333.5

Gross profit	945.4	924.5	983.5
Selling, general and administrative expenses	511.2	574.6	589.7
Restructuring expenses and related asset impairments	11.2	33.4	5.2
Gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	(33.9)	—
Research and development expenses	60.3	70.1	82.7
Defined benefit pension expense	77.1	85.6	56.8
Interest expense and related financing costs	41.3	38.3	54.2
Provision for environmental remediation	4.5	4.4	14.6
Chapter 11 expenses, net of interest income	17.7	48.0	65.8
Equity in earnings of unconsolidated affiliates	(17.8)	(1.7)	(0.6)
Other (income) expense, net	0.0	13.0	(26.1)

Total costs and expenses	705.5	831.8	842.3

Income before income taxes	239.9	92.7	141.2
Provision for income taxes	(32.5)	(11.5)	(4.3)

Net income	207.4	81.2	136.9
Less: Net income attributable to noncontrolling interests	(0.3)	(10.0)	(15.4)

Net income attributable to W. R. Grace & Co. shareholders	$207.1	$71.2	$121.5

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$2.85	$0.99	$1.69
Weighted average number of basic shares	72.7	72.2	72.0
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$2.78	$0.98	$1.68
Weighted average number of diluted shares	74.4	72.6	72.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$207.4	$81.2	$136.9
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	115.6	113.0	118.7
Equity in earnings of unconsolidated affiliates	(17.8)	(1.7)	(0.6)
Chapter 11 expenses, net of interest income	17.7	48.0	65.8
Chapter 11 expenses paid	(28.6)	(54.2)	(69.3)
Cash paid to resolve contingencies subject to Chapter 11	—	—	(252.0)
Provision for income taxes	32.5	11.5	4.3
Income taxes (paid), net of refunds	(13.8)	28.2	(42.4)
Interest accrued on pre-petition liabilities subject to compromise	37.5	36.2	49.4
Gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	(33.9)	—
Restructuring expenses and related asset impairments	11.2	33.4	5.2
Payments for restructuring expenses	(13.9)	(17.5)	(4.5)
Defined benefit pension expense	77.1	85.6	56.8
Payments under defined benefit pension arrangements	(63.3)	(61.4)	(67.7)
Provision for environmental remediation	4.5	4.4	14.6
Expenditures for environmental remediation	(8.0)	(7.7)	(4.9)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(15.8)	96.8	13.8
Inventories	(37.1)	84.8	(2.3)
Accounts payable	37.3	(32.1)	40.0
Other accruals and non-cash items	(14.8)	18.8	(46.8)

Net cash provided by operating activities	327.7	433.4	15.0

INVESTING ACTIVITIES
Capital expenditures	(112.9)	(93.8)	(132.2)
Transfer to restricted cash and cash equivalents	(97.8)	—	—
Businesses acquired, net of cash acquired	(34.7)	—	—
Proceeds from sales of product lines and the interest in an unconsolidated affiliate	—	40.6	—
Cash impact from deconsolidation of business	—	(17.5)	—
Proceeds from sales of investment securities and debt securities	—	22.5	70.7
Proceeds from termination of life insurance policies, net of investing activities	—	68.2	12.6
Other investing activities	0.5	6.1	17.8

Net cash provided by (used for) investing activities	(244.9)	26.1	(31.1)

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated affiliates	—	(40.4)	(13.4)
Net (repayments) borrowings under credit arrangements	28.9	(0.4)	6.7
Proceeds from exercise of stock options	10.4	1.4	9.6
Other financing activities	2.2	(1.9)	(2.3)

Net cash provided by (used for) financing activities	41.5	(41.3)	0.6

Effect of currency exchange rate changes on cash and cash equivalents	(1.6)	14.7	(4.9)

Increase (decrease) in cash and cash equivalents	122.7	432.9	(20.4)
Cash and cash equivalents, beginning of period	893.0	460.1	480.5

Cash and cash equivalents, end of period	$1,015.7	$893.0	$460.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$1,015.7	$893.0
Restricted cash and cash equivalents	97.8	—
Trade accounts receivable, less allowance of $7.0 (2009—$7.9)	380.8	365.8
Accounts receivable—unconsolidated affiliates	5.3	7.4
Inventories	259.3	220.6
Deferred income taxes	54.7	61.5
Other current assets	90.6	80.4

Total Current Assets	1,904.2	1,628.7
Properties and equipment, net of accumulated depreciation and amortization of $1,675.2 (2009—$1,611.3)	702.5	690.1
Goodwill	125.5	118.6
Deferred income taxes	845.0	843.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	35.6	36.7
Investments in unconsolidated affiliates	56.4	45.7
Other assets	102.5	105.0

Total Assets	$4,271.7	$3,968.2

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$37.0	$10.8
Debt payable—unconsolidated affiliates	2.3	1.8
Accounts payable	207.1	170.1
Accounts payable—unconsolidated affiliates	8.5	4.1
Other current liabilities	278.0	307.9

Total Current Liabilities	532.9	494.7
Debt payable after one year	2.9	0.4
Debt payable—unconsolidated affiliates	12.6	10.5
Deferred income taxes	34.6	34.2
Underfunded and unfunded defined benefit pension plans	539.8	530.4
Other liabilities	43.6	41.4

Total Liabilities Not Subject to Compromise	1,166.4	1,111.6
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	911.4	882.0
Income tax contingencies	93.8	117.9
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	144.0	148.4
Postretirement benefits	181.1	171.2
Other liabilities and accrued interest	143.8	127.6

Total Liabilities Subject to Compromise	3,174.1	3,147.1

Total Liabilities	4,340.5	4,258.7

Commitments and Contingencies
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2010—73,120,357 (2009—72,283,318)	0.7	0.7
Paid-in capital	455.9	445.9
Retained earnings (Accumulated deficit)	31.7	(175.4)
Treasury stock, at cost: shares: 2010—3,859,403; (2009—4,696,442)	(45.9)	(55.9)
Accumulated other comprehensive loss	(518.1)	(514.5)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(75.7)	(299.2)
Noncontrolling interests	6.9	8.7

Total Equity (Deficit)	(68.8)	(290.5)

Total Liabilities and Equity (Deficit)	$4,271.7	$3,968.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit)

(In millions)

	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2007	$432.3	$(368.1)	$(63.7)	$(350.1)	$73.2	$(276.4)

Net income	—	121.5	—	—	15.4	136.9
Stock plan activity	5.1	—	6.3	—	—	11.4
Other comprehensive loss	—	—	—	(210.2)	(2.1)	(212.3)
Dividends paid	—	—	—	—	(13.4)	(13.4)

Balance, December 31, 2008	437.4	(246.6)	(57.4)	(560.3)	73.1	(353.8)

Net income	—	71.2	—	—	10.0	81.2
Stock plan activity	9.2	—	1.5	—	—	10.7
Other comprehensive income	—	—	—	45.8	1.6	47.4
Dividends paid	—	—	—	—	(40.4)	(40.4)
Deconsolidation of business	—	—	—	—	(35.6)	(35.6)

Balance, December 31, 2009	446.6	(175.4)	(55.9)	(514.5)	8.7	(290.5)

Net income	—	207.1	—	—	0.3	207.4
Stock plan activity	10.0	—	10.0	—	—	20.0
Other comprehensive loss	—	—	—	(3.6)	(2.1)	(5.7)

Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2010	2009	2008
Net income	$207.4	$81.2	$136.9

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(14.8)	1.0	(144.9)
Currency translation adjustments	12.2	38.1	(58.7)
Gain (loss) from hedging activities, net of income taxes	(1.0)	7.5	(6.6)
Unrealized loss on investment	—	(0.8)	—

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(3.6)	45.8	(210.2)
Total other comprehensive income (loss) attributable to noncontrolling interests	(2.1)	1.6	(2.1)

Total other comprehensive income (loss)	(5.7)	47.4	(212.3)

Comprehensive income (loss)	$201.7	$128.6	$(75.4)

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

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency; and

  •
  Recoverability of goodwill, which depends on assumptions used to value reporting units, such as observable market inputs, projections of future cash flows and weighted average cost of capital.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

        Revenue Recognition    Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; persuasive evidence of a sales arrangement exists; and collectability is reasonably assured. Risk of loss and title transfers to customers are based on individual contractual terms which generally

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

specify the point of shipment. Terms of delivery are generally included in customer contracts of sale, order confirmation documents and invoices.

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

        Long Lived Assets    Properties and equipment are stated at cost. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for operating machinery and equipment, and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to earnings. Obligations for costs associated with asset retirements, such as requirements to restore a site to its original condition, are accrued at net present value and amortized along with the related asset.

        Other intangible assets with finite lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 17 years.

        Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment charge was required in 2010 or 2008; however, there were impairment charges related to certain restructuring activities in 2009 (see Note 14).

        Goodwill    Goodwill arises from certain business combinations. Grace reviews its goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of Accounting Standard Codification ("ASC") 350, Grace has identified its reporting units as the product groups at one level below its operating segments. Grace has evaluated its goodwill annually with no impairment charge required in any of the periods presented.

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        Effect of New Accounting Standards—In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)", which was subsequently codified as ASC 810. The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Grace adopted this standard in 2010 and it did not have a material effect on its Consolidated Financial Statements.

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

        In December 2010, the FASB issued ASU 2010-29 "Disclosure of Supplementary Pro Forma Information for Business Combinations". This update provides additional guidance and expands the disclosure requirements related to business combinations that occurred in the reporting period. The new disclosures and clarifications of existing disclosures are effective for the first annual reporting period beginning on or after December 15, 2010. Grace will adopt this update in 2011.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein (the "Joint Plan"). The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of this joint plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan. In order to become effective, the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

confirmation order must be affirmed by the U.S. District Court (the "District Court") and all other conditions set forth in the Joint Plan must be satisfied or waived.

        Plans of Reorganization    On November 13, 2004, Grace filed a proposed plan of reorganization with the Bankruptcy Court (as amended, the "Prior Plan"). On January 13, 2005, Grace filed an amended plan of reorganization (the "Prior Plan") and related documents to address certain objections of creditors and other interested parties. At the time it was filed, the Prior Plan was supported by the committee representing general unsecured creditors and the Equity Committee, but was not supported by the PI Committee, the PD Committee or the PI FCR. At the time of filing of the Prior Plan, the PD FCR had not been appointed.

        On July 26, 2007, the Bankruptcy Court terminated Grace's exclusive rights to propose a plan of reorganization and solicit votes thereon. As a result of the termination of these rights, any party-in-interest could propose a competing plan of reorganization. On November 5, 2007, the PI Committee and the PI FCR filed a proposed plan of reorganization (the "PI Plan") with the Bankruptcy Court.

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

        As contemplated by the PI Settlement, on September 19, 2008, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, filed the Joint Plan to reflect the terms of the PI Settlement.

        On October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved an agreement entered into by the Company, Grace Canada, Inc. and legal representatives of Canadian ZAI property damage claimants that would settle all Canadian ZAI property damage claims and demands. On December 13, 2009 and January 17, 2011, the Ontario Superior Court of Justice approved amendments to this agreement (the "Amended Settlement"). Under the Amended Settlement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund of CDN$8.6 million. The Amended Settlement is subject to the effectiveness of the Joint Plan. The Crown has filed objections to the terms of the Joint Plan based on the provisions of, and their treatment under, the Amended Settlement.

        On November 21, 2008, the Debtors reached an agreement in principle (the "ZAI PD Term Sheet") with the Putative Class Counsel to the U.S. ZAI claimants, the PD FCR, and the Equity Committee designed to resolve all present and future U.S. ZAI property damage claims and demands as described below.

        As contemplated by the PI Settlement and the ZAI PD Term Sheet, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, amended the Joint Plan and several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents on December 18, 2008, February 3, 2009 and February 27,

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

2009 through filings with the Bankruptcy Court. The Debtors and co-proponents filed technical modifications to the Joint Plan and certain exhibits on September 4, 2009, October 12, 2009, December 16, 2009, March 19, 2010, December 8, 2010, and December 23, 2010. The Joint Plan is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan.

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

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the District Court. On March 9, 2009, the Bankruptcy Court approved the disclosure statement associated with the Joint Plan. On March 31, 2009, Grace distributed the Joint Plan, exhibits and disclosure statement along with voting materials to all creditors entitled to vote on the Joint Plan. The Bankruptcy Court required all creditors eligible to vote on the Joint Plan to submit their votes, and all parties-in-interest who object to the Joint Plan to submit their objections, by May 20, 2009. All classes of creditors entitled to vote accepted the Joint Plan. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan and overruling all objections. In order to become effective, the confirmation order must be affirmed by the District Court, and all conditions set forth in the Joint Plan must be satisfied or waived.

        If appeals of the Bankruptcy Court order confirming the Joint Plan are resolved adversely to Grace and the other Joint Plan proponents by the District Court or an appellate court, certain conditions to the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement, might not be satisfied and potential lenders might not be willing to

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

provide the new financing that Grace requires to fund the Joint Plan. The resolution of these objections and any related appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

        The Joint Plan is designed to address all pending and future asbestos-related claims and demands and all other pre-petition claims as outlined respectively therein. However, it is possible that the Bankruptcy Court order confirming the Joint Plan will not be affirmed by the District Court, or that the Joint Plan will not become effective if the order is affirmed. If the order confirming the Joint Plan is not affirmed by the District Court or the Joint Plan does not become effective, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under a different plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock would be significantly affected by the amount of Debtors' asbestos-related liability established under a different plan of reorganization.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

would have the right to conduct annual audits of the books, records and claim processing procedures of the PD Trust.

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately an additional $115 million. The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the U.S. District Court. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

Effect on Company Common Stock

        The Joint Plan provides that Company common stock will remain outstanding at the effective date of the Joint Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of Company common stock issued under the warrant or in the event of default in respect of the deferred payment obligations to the PI Trust or the PD Trust under the Company's security obligation.

        In order to preserve significant tax benefits which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders. These restrictions will generally not limit the ability of a person that holds less than 5% of Grace common stock after emergence to either buy or sell stock on the open market. In addition, the Bankruptcy Court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of the Company) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. This summary of the stock transfer restrictions does not purport to be complete and is qualified in its entirety by reference to the order of the Bankruptcy Court, which has been filed with the SEC.

        Claims Filings    The Bankruptcy Court established a bar date of March 31, 2003, for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims.

        Approximately 14,900 proofs of claim were filed by the March 31, 2003, bar date. Of these claims, approximately 9,500 were non-asbestos related, approximately 4,400 were PD Claims, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. Under the Joint

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Plan, these claims would be channeled to the PI Trust for resolution. In addition, approximately 800 proofs of claim were filed after the bar date.

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

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003, bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2010, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a Bankruptcy Court order that was reversed by an order of the District Court on September 29, 2009. As of December 31, 2010, of the approximately 3,295 non-asbestos claims filed, approximately 1,910 have been expunged or withdrawn by claimants, approximately 1,185 have been resolved, and an additional approximately 200 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of December 31, 2010, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of December 31, 2010, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

        Grace is continuing to analyze and review unresolved claims in relation to the Joint Plan. Grace believes that its recorded liabilities for claims subject to the March 31, 2003, bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The PD Claims are considered as part of Grace's overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Prior Plan, as described in Note 3.

        Debt Capital    All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

        On March 2, 2010, Grace terminated its debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support existing and new financial assurances. Grace expects to renew the letter of credit facility for another year in 2011.

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2010, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

December 31, 2010, was $1,361.0 million comprised of $115.0 million in cash from Fresenius and $1,246.0 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

        Components of liabilities subject to compromise are as follows:

	December 31, 2010	December 31, 2009	Filing Date (Unaudited)
	(In millions)
Asbestos-related contingencies	$1,700.0	$1,700.0	$1,002.8
Pre-petition bank debt plus accrued interest	878.5	850.6	511.5
Environmental contingencies	144.0	148.4	164.8
Unfunded special pension arrangements	119.5	111.0	70.8
Income tax contingencies	93.8	117.9	242.1
Postretirement benefits other than pension	70.2	69.3	185.4
Drawn letters of credit plus accrued interest	32.9	31.4	—
Accounts payable	31.1	31.2	43.0
Retained obligations of divested businesses	28.6	29.1	43.5
Other accrued liabilities	84.1	67.3	102.1
Reclassification to current liabilities(1)	(8.6)	(9.1)	—

Total Liabilities Subject to Compromise	$3,174.1	$3,147.1	$2,366.0

(1)
As of December 31, 2010 and 2009, approximately $8.6 million and $9.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2010.

Cumulative Since Filing
(In millions) (Unaudited)
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability (see Note 13)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(331.3)
Expense/(income) items:
Interest on pre-petition liabilities	470.6
Employee-related accruals	101.1
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	334.6
Provision for income tax contingencies	(80.6)
Balance sheet reclassifications	(34.3)

Balance, end of period	$3,174.1

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the twelve months ended December 31, 2010 and 2009 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $115 million greater than the interest currently accrued. The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the U.S. District Court.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Expenses

	2010	2009	2008
	(In millions)
Legal and financial advisory fees	$18.2	$49.1	$63.6
Interest (income) expense	(0.5)	(1.1)	2.2

Chapter 11 expenses, net of interest income	$17.7	$48.0	$65.8

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In millions) (Unaudited)
Net sales, including intercompany	$1,211.4	$1,383.1	$1,559.6

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	741.4	958.3	1,154.2
Selling, general and administrative expenses	244.8	293.8	295.2
Defined benefit pension expense	57.3	69.4	37.4
Depreciation and amortization	66.9	55.9	57.1
Chapter 11 expenses, net of interest income	17.7	48.0	65.8
Research and development expenses	34.8	36.1	43.3
Gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	(27.0)	—
Interest expense and related financing costs	39.7	37.3	53.3
Restructuring expenses	3.5	12.0	2.9
Provision for environmental remediation	3.5	4.4	14.6
Other income, net	(90.7)	(72.2)	(118.5)

	1,118.9	1,416.0	1,605.3

Income (loss) before income taxes and equity in net income of non-filing entities	92.5	(32.9)	(45.7)
Benefit from income taxes	4.4	17.1	11.4

Income (loss) before equity in net income of non-filing entities	96.9	(15.8)	(34.3)
Equity in net income of non-filing entities	110.2	87.0	155.8

Net income attributable to W. R. Grace & Co. shareholders	$207.1	$71.2	$121.5

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In millions) (Unaudited)
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$207.1	$71.2	$121.5
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	66.9	55.9	57.1
Equity in net income of non-filing entities	(110.2)	(87.0)	(155.8)
Benefit from income taxes	(4.4)	(17.1)	(11.4)
Income taxes (paid), net of refunds	12.9	35.6	17.3
Defined benefit pension expense	57.3	69.4	37.4
Payments under defined benefit pension arrangements	(51.4)	(43.1)	(54.2)
Repatriation of cash from foreign entities	116.8	170.6	—
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(24.7)	40.4	(6.7)
Inventory	(17.3)	35.6	14.6
Accounts payable	13.9	(16.2)	25.1
Other accruals and non-cash items	(50.3)	6.0	(155.1)

Net cash provided by (used for) operating activities	216.6	321.3	(110.2)

Investing Activities
Capital expenditures	(54.4)	(51.6)	(74.3)
Other	(99.8)	198.2	188.5

Net cash provided by (used for) investing activities	(154.2)	146.6	114.2

Net cash provided by (used for) financing activities	39.3	(0.5)	7.3

Net increase in cash and cash equivalents	101.7	467.4	11.3
Cash and cash equivalents, beginning of period	685.5	218.1	206.8

Cash and cash equivalents, end of period	$787.2	$685.5	$218.1

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

	December 31,
	2010	2009
	(In millions) (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$787.2	$685.5
Restricted cash and cash equivalents	74.5	—
Trade accounts receivable, net	99.3	74.6
Accounts receivable—unconsolidated affiliate	4.4	6.4
Receivables from non-filing entities, net	106.8	64.5
Inventories	103.8	86.5
Other current assets	56.4	61.1

Total Current Assets	1,232.4	978.6
Properties and equipment, net	407.2	399.6
Deferred income taxes	806.2	808.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	359.4	388.9
Investment in non-filing entities	254.3	254.0
Overfunded defined benefit pension plans	0.3	0.2
Investment in unconsolidated affiliates	56.4	45.7
Other assets	83.5	70.3

Total Assets	$3,699.7	$3,445.8

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $6.3 due to an unconsolidated affiliate) (2009-$2.1)	$183.5	$196.8
Underfunded defined benefit pension plans	367.7	359.6
Other liabilities (including $12.6 due to an unconsolidated affiliate) (2009-$10.5)	50.0	41.4

Total Liabilities Not Subject to Compromise	601.2	597.8
Liabilities Subject to Compromise	3,174.1	3,147.1

Total Liabilities	3,775.3	3,744.9
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(75.7)	(299.2)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	(75.6)	(299.1)

Total Liabilities and Equity (Deficit)	$3,699.7	$3,445.8

        In addition to Grace's financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Out of 380 asbestos property damage cases (which involved thousands of buildings) filed prior to the Filing Date, 140 were dismissed without payment of any damages or settlement amounts; judgments after trial were entered in favor of Grace in nine cases; judgments after trial were entered in favor of the plaintiffs in eight cases for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding. Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also are alleged to involve ZAI).

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of December 31, 2010, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 395 of such claims for an aggregate allowed amount of $146.8 million.

        Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, 10 lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal,

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been stayed.

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the District Court, but that request was denied. In the event the Joint Plan does not become effective, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of December 31, 2010 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of December 31, 2010, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at December 31, 2010, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and December 31, 2010 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of December 31, 2010 and December 31, 2009, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        If the Joint Plan does not become effective, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

        Insurance Rights    Grace holds insurance policies that provide coverage for 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace. As discussed in Note 2, pursuant to the Joint Plan, proceeds from insurance policies that provide coverage for asbestos-related claims and proceeds, including interest, received after the date of the PI Settlement, would be assigned to the PI Trust.

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

        Grace has entered into settlement agreements with various excess insurance carriers that are not dependent upon the effectiveness of the Joint Plan. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $487.0 million. With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

        Excluding settlement agreements that are dependent upon the effectiveness of the Joint Plan, Grace has no agreements in place with insurers with respect to approximately $483.0 million of excess coverage. Such policies are at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Prior Plan were approved at the recorded asbestos-related liability of $1,700.0 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage will be available on terms that are substantially similar to the existing settlement agreements described above. Grace believes that any allowed ZAI claims also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

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

        Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's insurance coverage. Under these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of approximately $393.2 million in respect of

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

claims for which Grace was provided coverage under the affected policies. Certain other insurers have agreed, subject to certain conditions, to reimburse the PI Trust on terms that are substantially similar to the existing settlement agreements described above. Due to the open contingencies in these settlement agreements, Grace has not recorded this amount or reduced its asbestos insurance receivable balance.

        As of December 31, 2010, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
	(In millions)
Raw materials	$60.8	$48.8
In process	30.9	36.8
Finished products	136.2	104.6
Other	31.4	30.4

Total Inventories	$259.3	$220.6

Notes to Consolidated Financial Statements (Continued)

5. Properties and Equipment

	2010	2009
	(In millions)
Land	$19.1	$19.5
Buildings	476.8	467.1
Information technology and equipment	143.4	135.9
Machinery, equipment and other	1,659.1	1,616.6
Projects under construction	79.3	62.3

Properties and equipment, gross	2,377.7	2,301.4
Accumulated depreciation and amortization	(1,675.2)	(1,611.3)

Properties and equipment, net	$702.5	$690.1

        Capitalized interest costs amounted to $0.3 million in 2010 and $0.5 million in 2009 and $0.3 million in 2008. Depreciation and lease amortization expense relating to properties and equipment amounted to $107.1 million in 2010, $103.0 million in 2009, and $109.0 million in 2008. Grace's rental expense for operating leases amounted to $20.6 million in 2010, $20.2 million in 2009, and $23.8 million in 2008.

        At December 31, 2010, minimum future non-cancelable payments for operating leases are:

Minimum Future Payments Under Operating Leases

(In millions)
2011	$22.4
2012	18.3
2013	14.1
2014	9.2
2015	7.0
Thereafter	6.6

Total minimum lease payments	$77.6

        The above minimum non-cancelable lease payments are net of anticipated sublease income of $0.3 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015 and $0.1 million thereafter.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets

        The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2010 are as follows:

	Grace Davison	Grace Construction Products	Total Grace
	(In millions)
Balance as of December 31, 2009	$54.5	$64.1	$118.6
Goodwill acquired during the year	1.5	9.4	10.9
Foreign currency translation / other adjustments	(1.4)	(2.6)	(4.0)

Balance as of December 31, 2010	$54.6	$70.9	$125.5

        Grace's net book value of other finite-lived intangible assets at December 31, 2010 and December 31, 2009 was $56.3 million and $61.5 million, respectively, detailed as follows:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Customer lists	$53.0	$27.3
Technology	45.0	24.0
Trademarks	20.9	9.1
Other	6.5	8.7

Total	$125.4	$69.1

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Customer lists	$53.4	$26.3
Technology	42.7	23.4
Trademarks	21.7	10.2
Other	6.4	2.8

Total	$124.2	$62.7

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        At December 31, 2010, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expenses

(In millions)
2011	$11.3
2012	10.1
2013	9.5
2014	10.0
2015	7.2
Thereafter	8.2

Total estimated amortization expenses	$56.3

7. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with insurance benefits in force of $19.6 million and $19.2 million as of December 31, 2010 and 2009, respectively. These policies had net cash surrender values of $5.0 million and $4.4 million at December 31, 2010 and 2009, respectively. Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

        In 2009 and 2008, Grace received approximately $68.2 million and $12.6 million of proceeds from terminations of life insurance policies, net of investing activities, respectively. In August and December 2008, Grace received proceeds of $40.0 million and $16.0 million, respectively, through a loan against the cash value of its life insurance policies. In December 2008, Grace made loan repayments of $56.0 million.

Notes to Consolidated Financial Statements (Continued)

8. Debt

Components of Debt

	2010	2009
	(In millions)
Debt payable within one year(1)	$37.0	$10.8

Debt payable after one year	$2.9	$0.4

Debt Subject to Compromise(2)
Bank borrowings(3)	$500.0	$500.0
Accrued interest on bank borrowings	378.5	350.6
Drawn letters of credit(4)	26.1	25.8
Accrued interest on drawn letters of credit	6.8	5.6

	$911.4	$882.0

Full-year weighted average interest rates on total debt	3.4%	3.4%

Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies.

(1)
Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily by non-U.S. subsidiaries. At December 31, 2010, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $37.0 million.

(2)
At December 31, 2010, the carrying value of Grace's bank debt subject to compromise plus interest was $911.4 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

(3)
Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250 million was available under short-term facilities that expired in May 2001, and $250 million was available under a long-term facility that expired in May 2003. As a result of the Filing, Grace is not permitted to make payments under the bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheets.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 8 for a discussion of the fair value of Grace's debt. At December 31, 2010, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the gain or loss on the commodity

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2010, the contract volume, or notional amount, of the commodity contracts was 2.3 million MMBtu (million British thermal units) with a total contract value of $11.2 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2010, the contract volume, or notional amount, of the commodity contracts was 3.2 million pounds with a total contract value of $3.4 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of December 31, 2010, the total notional amount related to the remaining outstanding currency forward contracts was €246.7 million. These derivatives are not designated as hedging instruments under ASC 815.

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Currency derivatives	$16.9	$—	$16.9	$—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$17.2	$—	$17.2	$—

Liabilities
Currency derivatives	$0.7	$—	$0.7	$—
Commodity derivatives	0.9	—	0.9	—

Total Liabilities	$1.6	$—	$1.6	$—

	Fair Value Measurements at December 31, 2009 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Currency derivatives	$4.4	$—	$4.4	$—
Commodity derivatives	0.9	—	0.9	—

Total Assets	$5.3	$—	$5.3	$—

Liabilities
Currency derivatives	$1.4	$—	$1.4	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$1.9	$—	$1.9	$—

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.3	Other current liabilities	$0.9
Currency contracts	Other current assets	0.1	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	5.5	Other current liabilities	0.7
Currency contracts	Other assets	11.3	Other liabilities	—

Total derivatives		$17.2		$1.6

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.9	Other current liabilities	$0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	3.1	Other current liabilities	1.4
Currency contracts	Other assets	1.3	Other liabilities	—

Total derivatives		$5.3		$1.9

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for years ended December 31, 2010 and 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2010	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In millions)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(5.5)	Cost of goods sold	(4.2)

Total derivatives	$(5.5)		$(4.1)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$25.3

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2009	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In millions)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$0.1
Commodity contracts	(9.0)	Cost of goods sold	(20.4)

Total derivatives	$(8.9)		$(20.3)

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(16.6)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at December 31, 2010 and 2009.

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

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

Provision for income taxes

        The components of income from consolidated operations before income taxes and the related provision for income taxes for 2010, 2009, and 2008 are as follows:

Income Taxes—Consolidated Operations

	2010	2009	2008
	(In millions)
Income before income taxes:
Domestic	$91.8	$(33.9)	$2.9
Foreign	148.1	126.6	138.3

Total	$239.9	$92.7	$141.2

Provision for income taxes:
Federal—current	$36.8	$40.4	$4.9
Federal—deferred	(29.2)	(15.7)	7.8
State and local—current	(1.5)	(0.6)	(1.3)
Foreign—current	(37.7)	(30.7)	(34.8)
Foreign—deferred	(0.9)	(4.9)	19.1

Total	$(32.5)	$(11.5)	$(4.3)

        The preceding table does not reflect approximately $118.5 million and $173.0 million of domestic income resulting from repatriated earnings in 2010 and 2009, respectively.

        The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:

Income Tax Provision Analysis

	2010	2009	2008
	(In millions)
Tax provision at U.S. federal income tax rate	$(84.0)	$(32.4)	$(49.4)
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(0.2)	(3.5)	(4.3)
Chapter 11 expenses (non-deductible portion)	2.9	(5.9)	(4.5)
State and local income taxes, net of federal income tax benefit	(1.0)	(0.7)	(0.7)
Effect of tax rates in foreign jurisdictions	11.9	9.3	12.2
Provision for U.S. taxes on repatriated foreign earnings	(5.6)	(2.1)	—
Change in valuation allowance on deferred tax assets	—	—	14.5
Adjustments to uncertain tax positions	43.4	20.3	10.6
Net benefit recognized upon disposition of investment	—	—	11.9
Impact of noncontrolling interests	0.1	3.5	5.4

Provision for income taxes	$(32.5)	$(11.5)	$(4.3)

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Deferred tax assets and liabilities

        At December 31, 2010 and 2009, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis

	2010	2009
	(In millions)
Deferred tax assets:
Liability for asbestos-related litigation	$595.0	$595.0
Federal tax credit carryforwards	22.3	46.1
Foreign net operating loss carryforwards	44.5	41.2
Deferred state taxes	103.0	106.3
Liability for environmental remediation	50.6	52.0
Other postretirement benefits	26.4	25.9
Pension liabilities	165.4	195.0
Reserves and allowances	42.0	33.6
Research and development	32.0	33.8
Accrued interest on pre-petition debt	101.3	90.4
Other	8.6	5.5

Total deferred tax assets	$1,191.1	$1,224.8

Deferred tax liabilities:
Asbestos-related insurance receivable	$(175.0)	$(175.0)
Deferred foreign and other income	—	(2.9)
Pension assets	(20.1)	(23.7)
Properties and equipment	(22.9)	(28.2)
Other	(12.5)	(22.5)

Total deferred tax liabilities	$(230.5)	$(252.3)

Valuation allowance:
Deferred state taxes	$(103.0)	$(106.3)
Foreign net operating loss carryforwards	(1.6)	(1.5)

Total valuation allowance	(104.6)	(107.8)

Net deferred tax assets	$856.0	$864.7

        Grace records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Grace has considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which it operates and prudent and feasible tax planning strategies, in determining the need for these valuation allowances. As of December 31, 2010, Grace has recorded net deferred tax assets before valuation allowances of approximately $960.6 million and a valuation allowance on net deferred tax assets of approximately $104.6 million, of which $103.0 million is related to U.S. state deferred tax assets and $1.6 million to foreign net operating losses. The net deferred tax assets were approximately $856.0 million. If Grace were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if Grace were to

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. The change in the valuation allowance from December 31, 2009 to 2010 primarily represents a reduction in the valuation allowance related to the utilization and expiration of state net operating losses.

        The U.S. federal tax credit carryforwards at December 31, 2010 of $22.3 million consist of $0.5 million of foreign tax credit carryforwards with expiration dates through 2018; $4.0 million of general business credit carryforwards with expiration dates through 2030; and $17.8 million of alternative minimum tax credit ("AMTC") carryforwards with no expiration dates.

        Grace has not recorded "windfall tax benefits" of $17.8 million associated with stock option compensation that remained unrealized at the end of 2010.

U.S. federal net operating losses

        Under the Joint Plan, Grace would generate substantial U.S. federal net operating losses ("NOLs") upon emergence from bankruptcy. Because Grace did not pay a significant amount of U.S. income taxes in prior years and/or has already received or applied for income tax refunds from available NOL carryback years, Grace would expect to carryforward most of its NOLs after emergence from bankruptcy. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace believes that it will generate sufficient domestic income after emergence from bankruptcy in order to utilize all available future tax deductions, prior to expiration, and thus has not recorded a valuation allowance on the U.S. federal deferred tax assets.

        Grace's ability to use future tax deductions could be significantly limited if it were to undergo an ownership change. In order to preserve these future tax deductions, the Bankruptcy Court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. The Joint Plan provides that under certain circumstances, Grace's Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders in order to preserve these future tax deductions. However, Grace can provide no assurance that these limitations would prevent an ownership change or that its ability to use future tax deductions would not be significantly limited as a result of any change in control. See Note 2 under the caption "Joint Plan of Reorganization—Effect on Company Common Stock" for a discussion of these trading restrictions.

Unrepatriated foreign earnings

        Grace has not provided for U.S. federal, state and foreign deferred income taxes on approximately $717.0 million of undistributed earnings of foreign subsidiaries. Grace expects that these earnings will be permanently reinvested by such subsidiaries. Since filing for bankruptcy under Chapter 11, Grace's intentions have been to prevent the outside basis differences in foreign subsidiaries from reversing with a tax consequence, except to the extent necessary to partially fund the emergence from bankruptcy. Since 2001, Grace has repatriated cash and promissory notes from foreign subsidiaries to support its Chapter 11 funding requirements. Grace repatriated approximately $118.5 million and $173.0 million of cash from its non-U.S. subsidiaries in 2010 and 2009, respectively, incurring an insignificant amount of U.S. income tax expense. At December 31, 2010,

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Grace no longer had a deferred tax liability for unrepatriated foreign earnings. Assuming Grace emerges from bankruptcy in 2011 as anticipated, the Company does not intend to repatriate additional foreign earnings.

Uncertain tax positions

        The amount of unrecognized tax benefits at December 31, 2010 was $93.8 million ($79.2 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2009 was $146.7 million ($98.4 million excluding interest and penalties). A reconciliation of the unrecognized tax benefits, excluding interest and penalties, for the two years ended December 31, 2010 follows:

Rollforward of Uncertain Tax Positions

Unrecognized Tax Benefits
(In millions)
Balance as of January 1, 2009	$134.6
Additions for current year tax positions	4.5
Additions for prior year tax positions	4.9
Reductions for prior year tax positions	(8.5)
Settlements	(36.1)
Reductions for expirations of statute of limitations	(1.0)

Balance as of December 31, 2009	$98.4
Additions for current year tax positions	0.7
Additions for prior year tax positions	5.1
Reductions for prior year tax positions(1)(2)	(18.0)
Settlements(2)	(6.3)
Reductions for expirations of statute of limitations	(0.7)

Balance as of December 31, 2010	$79.2

(1)
On February 18, 2010, the Joint Committee on Taxation of the U.S. Congress ("JCT") approved the settlement relating to the carryback of remaining NOLs from 1998 to the tax years 1990 through 1996, which resulted in a refund. Grace recorded a tax benefit in the amount of $16.9 million in March 2010. The recorded tax benefit included Grace's estimate of interest payable to Grace. On April 28, 2010, Grace received a preliminary tax and interest calculation from the IRS that was approximately $4.7 million less interest than Grace included in the recorded tax benefit. The IRS interest calculation did not include the benefit of interest netting methodology that Grace believes should have been applied. Grace filed a claim for refund in order to take advantage of this methodology. Grace believes that the recorded tax benefit accurately reflects the amount of interest due to Grace.

(2)
On December 3, 2010, Grace and the Commissioner of the Department of Revenue for the Commonwealth of Massachusetts entered into a settlement agreement resolving all claims for prepetition taxes and interest for the taxable years 1990 through the petition date. As an inducement to settlement, the Commonwealth waived the right to post petition interest in exchange for immediate payment and settlement. Based upon the

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

  Commonwealth of Massachusetts agreement to settle, Grace filed a motion with the Bankruptcy Court on December 6, 2010 to release funds for settlement. On January 6, 2011, the U.S. Bankruptcy Court approved the settlement and on January 24, 2011 Grace made payment of $15.0 million to the Commonwealth of Massachusetts. The total amount of state taxes and accrued interest settled on these claims was $9.7 million ($6.3 million net of the federal income tax benefit) and $5.4 million ($3.5 million net of the federal income tax benefit), respectively. As a result of the settlement, Grace recorded an income tax benefit of $10.0 million in 2010.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "Provision for income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions as of December 31, 2010 and 2009 was $14.6 million and $48.3 million, respectively, net of applicable federal income tax benefits.

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination In Progress	Examination Not Yet Initiated
United States—Federal	2007-2009	None
United States—State	1997-2007	2008-2009
Germany	2006-2008	2009
United Kingdom	None	2003-2009
Singapore	None	2002-2009
Japan	None	2007-2009
France	None	2008-2009
Canada	2002-2005	2006-2009

(1)
Includes federal, state, provincial or local jurisdictions, as applicable.

        As a large taxpayer, we are under continual audit by the various tax authorities on open-year tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change in the next twelve months. As a result of examinations and settlements, Grace believes there may be a material change to Grace's aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following two matters:

1.
In court decisions involving taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. More recently, however, one case was reversed on appeal in favor of the taxpayer. Due to the strength of Grace's facts and the recent court decision in favor of the taxpayer, Grace believes that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. However, it is reasonably possible that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $29.3 million to $59.3 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $12.5 million.

2.
As a result of the expected resolution of examination issues and settlements with U.S. federal, state, and international tax authorities, Grace believes it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2011 by approximately $2.9 million.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

	December 31, 2010	December 31, 2009
	(In millions)
Overfunded defined benefit pension plans	$35.6	$36.7

Underfunded defined benefit pension plans	(383.9)	(372.2)
Unfunded defined benefit pension plans	(155.9)	(158.2)

Total underfunded and unfunded defined benefit pension plans	(539.8)	(530.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(113.8)	(105.4)
Pension liabilities included in other current liabilities	(12.9)	(12.9)

Net funded status	$(630.9)	$(612.0)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $35.6 million as of December 31, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $666.5 million as of December 31, 2010 and is presented as a liability on the Consolidated Balance Sheets as follows: $12.9 million in "other current liabilities;" $539.8 million included in "underfunded and unfunded defined benefit pension plans", of which $383.9 million relates to underfunded plans and $155.9 million relates to unfunded plans; and $113.8 million in "liabilities subject to compromise."

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

        At the December 31, 2010 measurement date for Grace's defined benefit pension plans, the PBO was approximately $1,616 million as measured under U.S. GAAP compared with $1,531 million as of December 31, 2009. The PBO basis reflects the present value (using a 5.25% discount rate for U.S. plans and a 5.45% weighted average discount rate for non-U.S. plans as of December 31,

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

2010) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

        On a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates, and other identifiable and material actuarial changes. A full remeasurement is performed annually.

        Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

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

        For 2010 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 10%. The rate of increase is assumed to decrease gradually to 5% through 2020 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan was $12.4 million, $11.8 million, and $12.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2010 and 2009:

	Defined Benefit Pension Plans						Other Post- Retirement Plans
	U.S.		Non-U.S.		Total
Change in Financial Status of Retirement Plans	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Change in Projected Benefit Obligation (PBO):
Benefit obligation at beginning of year	$1,128.3	$1,046.9	$402.8	$332.9	$1,531.1	$1,379.8	$69.3	$73.2
Service cost	16.9	16.4	7.6	6.4	24.5	22.8	0.3	0.2
Interest cost	61.7	62.9	21.3	21.1	83.0	84.0	3.6	4.3
Plan participants' contributions	—	—	0.7	0.6	0.7	0.6	—	—
Amendments	—	—	0.2	—	0.2	—	—	—
Curtailments/settlements recognized	—	—	(2.5)	(3.2)	(2.5)	(3.2)	—	—
Actuarial (gain) loss	64.4	66.4	17.0	38.1	81.4	104.5	0.5	(4.8)
Medicare subsidy receipts	—	—	—	—	—	—	1.4	3.1
Benefits paid	(65.1)	(64.3)	(18.6)	(17.7)	(83.7)	(82.0)	(4.9)	(6.7)
Currency exchange translation adjustments	—	—	(18.7)	24.6	(18.7)	24.6	—	—

Benefit obligation at end of year	$1,206.2	$1,128.3	$409.8	$402.8	$1,616.0	$1,531.1	$70.2	$69.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	$657.9	$560.5	$261.2	$226.0	$919.1	$786.5	$—	$—
Actual return on plan assets	75.1	118.6	18.7	11.6	93.8	130.2	—	—
Employer contributions	51.4	43.1	11.9	18.3	63.3	61.4	3.5	3.6
Plan participants' contributions	—	—	0.7	0.6	0.7	0.6	—	—
Settlements recognized	—	—	(2.5)	(3.2)	(2.5)	(3.2)	—	—
Medicare subsidy receipts	—	—	—	—	—	—	1.4	3.1
Benefits paid	(65.1)	(64.3)	(18.6)	(17.7)	(83.7)	(82.0)	(4.9)	(6.7)
Currency exchange translation adjustments	—	—	(5.6)	25.6	(5.6)	25.6	—	—

Fair value of plan assets at end of year	$719.3	$657.9	$265.8	$261.2	$985.1	$919.1	$—	$—

Funded status at end of year (PBO basis)	$(486.9)	$(470.4)	$(144.0)	$(141.6)	$(630.9)	$(612.0)	$(70.2)	$(69.3)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$0.3	$0.2	$35.3	$36.5	$35.6	$36.7	$—	$—
Current liabilities	(5.7)	(5.6)	(7.2)	(7.3)	(12.9)	(12.9)	(2.9)	(3.5)
Noncurrent liabilities	(481.5)	(465.0)	(172.1)	(170.8)	(653.6)	(635.8)	(67.3)	(65.8)

Net amount recognized	$(486.9)	$(470.4)	$(144.0)	$(141.6)	$(630.9)	$(612.0)	$(70.2)	$(69.3)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Accumulated actuarial loss	$713.6	$701.8	$127.2	$119.8	$840.8	$821.6	$10.3	$10.2
Prior service cost (credit)	4.2	5.3	0.1	0.1	4.3	5.4	—	(4.1)

Net amount recognized	$717.8	$707.1	$127.3	$119.9	$845.1	$827.0	$10.3	$6.1

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Defined Benefit Pension Plans
							Other Post- Retirement Plans
	U.S.		Non-U.S.		Total
Change in Financial Status of Retirement Plans	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	5.25%	5.75%	5.45%	5.71%	NM	NM	4.75%	5.50%
Rate of compensation increase	4.20%	4.50%	3.50%	3.47%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	5.75%	6.25%	5.71%	6.24%	NM	NM	5.50%	6.25%
Expected return on plan assets	8.00%	8.00%	5.91%	6.25%	NM	NM	NM	NM
Rate of compensation increase	4.50%	4.50%	3.47%	3.53%	NM	NM	NM	NM

NM—Not meaningful

	2010			2009			2008
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss
	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
	(In millions)
Net Periodic Benefit Cost
Service cost	$16.9	$7.6	$0.3	$16.4	$6.4	$0.2	$16.3	$8.4	$0.3
Interest cost	61.7	21.3	3.6	62.9	21.1	4.3	62.1	22.8	4.9
Expected return on plan assets	(52.0)	(15.0)	—	(44.0)	(15.1)	—	(62.0)	(18.8)	—
Amortization of prior service cost (credit)	1.1	0.1	(4.1)	1.2	0.2	(4.1)	1.5	0.7	(8.5)
Amortization of net deferred actuarial loss	29.6	5.2	0.4	32.9	3.1	0.9	19.9	4.9	1.7
Net curtailment and settlement loss	—	0.6	—	—	0.5	—	—	1.0	—

Net periodic benefit cost	$57.3	$19.8	$0.2	$69.4	$16.2	$1.3	$37.8	$19.0	$(1.6)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial (gain) loss	$41.4	$13.3	$0.5	$(8.2)	$42.7	$(4.8)	$265.3	$(10.6)	$(9.4)
Amortization of prior service cost (credit)	(1.1)	(0.1)	4.1	(1.2)	(0.2)	4.1	(1.5)	(0.7)	8.5
Amortization of net deferred actuarial loss	(29.6)	(5.8)	(0.4)	(32.9)	(3.6)	(0.9)	(19.9)	(5.8)	(1.7)

Total recognized in other comprehensive (income) loss	10.7	7.4	4.2	(42.3)	38.9	(1.6)	243.9	(17.1)	(2.6)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$68.0	$27.2	$4.4	$27.1	$55.1	$(0.3)	$281.7	$1.9	$(4.2)

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The estimated net deferred actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $36.2 million and $1.1 million, respectively. The estimated net deferred actuarial loss for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.5 million.

	Fully-Funded U.S. Qualified Pension Plans(1)			Underfunded U.S. Qualified Pension Plans(1)			Unfunded Pay-As-You-Go U.S. Nonqualified Plans(2)
Funded Status of U.S. Pension Plans	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In millions)
Projected benefit obligation	$0.3	$0.3	$0.3	$1,086.4	$1,017.0	$940.6	$119.5	$111.0	$106.0
Fair value of plan assets	0.6	0.5	0.5	718.7	657.4	560.0	—	—	—

Funded status (PBO basis)	$0.3	$0.2	$0.2	$(367.7)	$(359.6)	$(380.6)	$(119.5)	$(111.0)	$(106.0)

Benefits paid	$—	$—	$—	$(59.6)	$(59.0)	$(59.2)	$(5.5)	$(5.3)	$(5.1)
Discount rate	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%

	Fully-Funded Non-U.S. Pension Plans(1)			Underfunded Non-U.S. Pension Plans(1)			Unfunded Pay-As-You-Go Non-U.S. Pension Plans(2)
Funded Status of Non-U.S. Pension Plans	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In millions)
Projected benefit obligation	$195.8	$213.9	$169.1	$51.0	$23.4	$20.2	$163.0	$165.5	$143.6
Fair value of plan assets	231.1	250.4	217.5	34.7	10.8	8.5	—	—	—

Funded status (PBO basis)	$35.3	$36.5	$48.4	$(16.3)	$(12.6)	$(11.7)	$(163.0)	$(165.5)	$(143.6)

Benefits paid	$(10.9)	$(10.8)	$(10.7)	$(3.1)	$(2.7)	$(2.3)	$(7.1)	$(7.4)	$(7.3)
Weighted average discount rate	5.58%	5.86%	6.58%	6.42%	7.60%	6.92%	4.99%	5.24%	5.74%

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        The accumulated benefit obligation for all defined benefit pension plans was approximately $1,546 million and $1,453 million as of December 31, 2010 and 2009, respectively.

	U.S.		Non-U.S.		Total
Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation
	2010	2009	2010	2009	2010	2009
	(In millions)
Projected benefit obligation	$1,205.9	$1,128.0	$184.0	$184.9	$1,389.9	$1,312.9
Accumulated benefit obligation	1,171.8	1,087.2	165.6	166.6	1,337.4	1,253.8
Fair value of plan assets	$718.7	$657.4	$7.2	$7.3	$725.9	$664.7

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Pension Plans		Other Postretirement Plans
	U.S.(1)	Non-U.S.(2)
					Total Payments Net of Subsidy
Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Years Ending	Benefit Payments(3)	Benefit Payments	Benefit Payments	Medicare Subsidy Receipts
	(In millions)
2008 (actual)	$64.3	$20.3	$7.1	$(0.5)	$91.2
2009 (actual)	64.3	20.9	6.7	(3.1)	88.8
2010 (actual)	65.1	21.1	4.9	(1.4)	89.7

2011	72.0	18.3	6.8	(4.0)	93.1
2012	78.9	19.8	6.8	(0.6)	104.9
2013	80.0	21.6	6.7	(0.1)	108.2
2014	80.9	22.5	6.6	(0.1)	109.9
2015	82.4	22.2	6.5	(0.1)	111.0
2016 - 2020	$427.0	$128.6	$29.3	$(0.3)	$584.6

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

(2)
Non-U.S. estimated benefit payments for 2011 and future periods have been translated at the applicable December 31, 2010 exchange rates.

(3)
Excludes $24 million of estimated future benefit payments from nonqualified plans that are restricted by the Bankruptcy Court, which the Company expects to pay upon emergence from Chapter 11.

        Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.25% as of December 31, 2010 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

        As of December 31, 2010 and 2009, the United Kingdom pension plan and German pension plans combined represented approximately 83% and 84%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2010 for the United Kingdom (5.50%) and Germany (5.00%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        Investment Guidelines for Advance-Funded Pension Plans    The investment goal for the U.S. qualified pension plans subject to advance funding is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation. The plans are pursuing a well-defined risk management strategy designed to reduce investment risks as their funded status improves.

        The U.S. qualified pension plans have adopted a diversified set of portfolio management strategies to optimize the risk reward profile of the plans:

  •
  Liability hedging portfolio: primarily invested in intermediate maturity investment grade corporate bonds in an actively managed style. The portfolio may rotate to longer term investment grade corporate bonds as the funded status of the plans improves.

  •
  Growth portfolio: the growth portfolio is invested in a diversified set of assets designed to deliver performance in excess of the underlying liabilities with controls regarding the level of risk.

  •
  U.S. equity securities: the portfolio contains domestic equities that are passively managed to the S&P 500 and Russell 2000 benchmark and an allocation to an active portfolio benchmarked to the Russell 2000.

  •
  Non-U.S. equity securities: the portfolio contains non-U.S. equities in an actively managed style. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

  •
  Other investments: includes (a) high yield bonds: fixed income portfolio of securities below investment grade including up to 30% of the portfolio in non-U.S. issuers; and (b) global real estate securities: portfolio of diversified REIT and other liquid real estate related securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.

        For 2010, the expected long-term rate of return on assets for the U.S. qualified pension plans was 8%. Average annual returns over one, two, three, five, ten and fifteen-year periods were 12%, 17%, 1%, 4%, 4%, and 6%, respectively.

        The expected return on plan assets for the U.S. qualified pension plans for 2010 was based on a comparison to historical actual returns and benchmark data. Grace looked at the trailing 20-year and 25-year returns on the plan portfolio under the equity to fixed income allocation in effect at the beginning of the year to determine a weighted-average rate of return based on historical data. These results were then compared with historical returns of balanced fund indices, as provided by our independent actuaries. The balanced fund indices are composites of the S&P 500 and the Barclays Capital Gov't/Credit indices. Grace evaluated the estimated rates and selected a rate that it believed to be reasonable and submitted that rate for review by our independent actuaries for reasonableness.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The target allocation of investment assets at December 31, 2010 and the actual allocation at December 31, 2010 and 2009 for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2010	2010	2009
U.S. equity securities	28%	29%	47%
Non-U.S. equity securities	15%	15%	16%
Short-term debt securities	1%	3%	11%
Intermediate-term debt securities	46%	43%	26%
Other investments	10%	10%	—

Total	100%	100%	100%

        The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2010 and 2009. See Note 9 for further discussion regarding the fair value hierarchy.

	Fair Value Measurements at December 31, 2010 Using
Assets Measured at Fair Value— U.S. Qualified Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
U.S. equity group trust funds	$205.7	$—	$205.7	$—
Non-U.S. equity group trust funds	108.6	—	108.6	—
Corporate bond group trust funds	291.7	—	291.7	—
Other fixed income group trust funds	43.0	—	43.0	—
REIT group trust funds	29.1	—	29.1	—
Common/collective trust funds	26.9	—	26.9	—
Annuity and immediate participation contracts	14.4	—	14.4	—
Other investments, net	(0.1)	—	—	(0.1)

Total Assets	$719.3	$—	$719.4	$(0.1)

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2009 Using
Assets Measured at Fair Value— U.S. Qualified Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$560.8	$—	$560.8	$—
Corporate bonds	38.6	—	38.6	—
Government and agency securities	16.4	—	16.4	—
Asset backed securities	27.4	—	27.4	—
Annuity and immediate participation contracts	13.8	—	13.8	—
Short-term investments	2.3	0.3	2.0	—
Other investments, net	(1.4)	—	(1.1)	(0.3)

Total Assets	$657.9	$0.3	$657.9	$(0.3)

        Non-U.S. pension plans accounted for approximately 27% and 28% of total global pension assets at December 31, 2010 and 2009, respectively. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

        The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 80% and 81% of the total non-U.S. pension plan assets at December 31, 2010 and 2009, respectively. In determining the expected rate of return for the U.K. plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2010 expected long-term return assumption of 5.50%.

        The target allocation of investment assets at December 31, 2010 and the actual allocation at December 31, 2010 and 2009 for the U.K. plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category	2010	2010	2009
Equity securities	8%	8%	8%
U.K. gilts	29%	28%	27%
U.K. corporate bonds	63%	63%	62%
Cash/other	—	1%	3%

Total	100%	100%	100%

        The plan assets of the Canadian pension plan represent approximately 9% and 8% of the total non-U.S. pension plan assets at December 31, 2010 and 2009, respectively. The expected long-term rate of return on assets for the Canadian pension plan was 7% for 2010.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The target allocation of investment assets for 2010 and the actual allocation at December 31, 2010 and 2009 for the Canadian pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Canadian Pension Plan Asset Category	2010	2010	2009
Equity securities	60%	61%	60%
Bonds	40%	39%	40%

Total	100%	100%	100%

        The plan assets of the other country plans represent approximately 11% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2010 and 2009.

        The following tables present the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2010 and 2009.

	Fair Value Measurements at December 31, 2010 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$254.4	$—	$254.4	$—
Government and agency securities	1.6	—	1.6	—
Corporate bonds	0.9	—	0.9	—
Insurance contracts and other investments	7.2	—	7.2	—
Cash	1.7	1.7	—	—

Total Assets	$265.8	$1.7	$264.1	$—

	Fair Value Measurements at December 31, 2009 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$241.2	$—	$241.2	$—
Government and agency securities	1.3	—	1.3	—
Corporate bonds	0.9	—	0.9	—
Insurance contracts and other investments	9.7	—	9.7	—
Cash	8.1	8.1	—	—

Total Assets	$261.2	$8.1	$253.1	$—

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On July 1, 2010, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $37 million for the period from July 2010 through January 2011. In that regard, Grace contributed approximately $27 million in July through December 2010 and approximately $10 million in January 2011 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments. Based on the U.S. qualified pension plan's status as of December 31, 2010, Grace's ERISA minimum funding obligations for 2011 would be approximately $66 million. On February 18, 2011 Grace filed a motion with the Bankruptcy Court to make an accelerated contribution of up to an additional $180 million in 2011.

        Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $11 million to its non-U.S. pension plans and approximately $7 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2011.

        Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

12. Other Balance Sheet Accounts

	December 31, 2010	December 31, 2009
	(In millions)
Other Assets
Patents, licenses and other intangible assets, net	$56.3	$61.5
Deferred charges	25.8	29.1
Fair value of currency forward contracts	11.3	1.3
Cash value of life insurance policies, net of policy loans	5.0	4.4
Long-term receivables	0.2	0.6
Other assets	3.9	8.1

	$102.5	$105.0

Other Current Liabilities
Accrued compensation	$83.7	$101.0
Customer volume rebates	32.6	33.0
Income tax payable	26.1	23.9
Accrued commissions	10.1	11.6
Deferred tax liability	9.1	6.0
Accrued Chapter 11 reorganization expenses	6.0	15.7
Fair value of currency forward and commodity contracts	1.6	1.9
Other accrued liabilities	108.8	114.8

	$278.0	$307.9

Notes to Consolidated Financial Statements (Continued)

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

        At December 31, 2010, Grace's estimated liability for environmental investigative and remediation costs (non-asbestos and asbestos-related) totaled $145.7 million, compared with $148.5 million at December 31, 2009. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" and other current liabilities in the accompanying Consolidated Balance Sheets.

        Grace recorded pre-tax charges of $4.5 million, $4.4 million, and $14.6 million for environmental matters in 2010, 2009, and 2008, respectively. Net cash expenditures charged against previously established liabilities in 2010, 2009, and 2008 were $8.0 million, $7.7 million, and $256.9 million, respectively. Cash expenditures in 2008 included a payment of $252 million related to the settlement of the cost recovery claim described below.

Vermiculite Related Matters

        Grace purchased a vermiculite mine in Libby, Montana in 1963 and operated it until 1990. Vermiculite ore from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore that was mined at the Libby mine was contaminated with naturally-occurring asbestos. The U.S. Environmental Protection Agency (EPA) has investigated sites, including sites owned by Grace, that used, stored or processed vermiculite from the Libby mine. Grace and other potentially responsible parties have conducted investigations and/or remedial actions at those sites identified by the EPA as requiring remedial action.

        During 2008, Grace paid $250 million plus accrued interest of approximately $2 million pursuant to an agreement between Grace and the U.S. Department of Justice to settle the EPA's cost recovery claims for all past and future remediation costs with respect to Grace's former Libby operations, except for those relating to the Grace-owned Libby vermiculite mine.

        During 2010, the EPA commenced a reinvestigation of up to 105 former or currently operating plants, including seven that are currently owned by Grace, at which vermiculite from the Libby mine was processed prior to 1990. Grace is cooperating with the EPA on this reinvestigation. Grace

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

evaluates its estimated remediation liability as it receives additional information regarding potential remediation of these sites.

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2010 and December 31, 2009 was $52.7 million and $51.6 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims which may be material but are not currently estimable. As Grace receives new information, its estimated liability may change materially.

Non-Vermiculite Related Matters

        At December 31, 2010 and 2009, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $93.0 million and $96.9 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        The EPA has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace intends to separately fund or carry out remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims in respect of the Grace-owned Libby vermiculite mine. Grace is working in cooperation with EPA to investigate the Libby vermiculite mine. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

        Purchase Commitments    Grace uses purchase commitments to ensure supply and to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, rare earths, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

        In November 2010, Grace entered into an agreement with a supplier to purchase set quantities of certain raw materials, annually, over a three year period beginning in 2012. The pricing is based on defined terms in the agreement. The agreement is cancelable at the option of Grace after the first year subject to cancelation penalties.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2010, Grace had gross financial assurances issued and outstanding of $248.6 million, comprised of $108.0 million of surety bonds issued by various insurance companies and $140.6 million of standby letters of credit and other financial assurances issued by various banks; $69.5 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2010.

Notes to Consolidated Financial Statements (Continued)

14. Restructuring Expenses and Related Asset Impairments

        In 2010, Grace took cost reduction and restructuring actions in response to changes in the business environment and to increase productivity. Grace accrued $11.2 million ($6.1 million in Grace Construction Products, $1.7 million in Davison and $3.4 million in Corporate) of restructuring expenses during 2010, compared to $33.4 million in 2009 ($15.2 million in Grace Construction Products, $12.1 million in Grace Davison and $6.1 million in Corporate). The 2010 restructuring actions consisted of programs that reduced total employment by 185 employees worldwide. Substantially all costs related to the 2009 program were paid as of December 31, 2010, while substantially all costs related to the 2010 restructuring programs are expected to be paid by December 31, 2011.

	December 31,
	2010	2009	2008
	(In millions)
Restructuring Expenses and Related Asset Impairments:
Severance and other employee related costs	$10.2	$29.6	$5.2
Asset impairments and other restructuring costs	1.0	3.8	—

Total restructuring expenses and related asset impairments	$11.2	$33.4	$5.2

	December 31,
	2010	2009	2008
	(In millions)
Restructuring Liability:
Beginning balance	$13.5	$0.7	$—
Accruals for severance and other employee related costs	10.2	29.6	5.2
Payments	(13.9)	(17.5)	(4.5)
Currency translation adjustments and other	(0.2)	0.7	—

Total restructuring liability	$9.6	$13.5	$0.7

	December 31,
	2010	2009	2008
Employee Reduction by Operating Segment:
Grace Davison	11	183	—
Grace Construction Products	115	224	121
Corporate	59	76	8

Total	185	483	129

Notes to Consolidated Financial Statements (Continued)

15. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	2010	2009	2008
	(In millions)
Translation effects—intercompany loans	$25.2	$(11.0)	$6.9
Value of currency forward contracts—intercompany loans	(25.4)	15.9	(10.7)
Other currency transaction effects	4.6	8.3	4.5
Interest income	(1.0)	(1.4)	(3.8)
Net income from life insurance policies	0.1	(1.2)	(3.0)
Net gain on sales of investments and disposals of assets	—	(2.2)	(14.1)
Other miscellaneous (income) expense	(3.5)	4.6	(5.9)

Total other (income) expense, net	$0.0	$13.0	$(26.1)

16. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008:

Year Ended December 31, 2010	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.9)	$1.0	$(1.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	35.8	(12.2)	23.6
Net deferred actuarial loss arising during period	(55.2)	18.7	(36.5)

Benefit plans, net	(22.3)	7.5	(14.8)
Currency translation adjustments	12.2	—	12.2
Gain (loss) from hedging activities	(1.4)	0.4	(1.0)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(11.5)	$7.9	$(3.6)

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss) (Continued)

Year Ended December 31, 2009	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.7)	$1.0	$(1.7)
Amortization of net deferred actuarial loss included in net periodic benefit cost	37.4	(12.9)	24.5
Net deferred actuarial loss arising during period	(29.7)	7.9	(21.8)

Benefit plans, net	5.0	(4.0)	1.0
Currency translation adjustments	38.1	—	38.1
Gain (loss) from hedging activities	11.4	(3.9)	7.5
Unrealized loss on investment	(0.8)	—	(0.8)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$53.7	$(7.9)	$45.8

Year Ended December 31, 2008	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(6.3)	$2.2	$(4.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	27.4	(9.3)	18.1
Net deferred actuarial loss arising during period	(245.3)	86.4	(158.9)

Benefit plans, net	(224.2)	79.3	(144.9)
Currency translation adjustments	(58.7)	—	(58.7)
Gain (loss) from hedging activities	(10.1)	3.5	(6.6)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(293.0)	$82.8	$(210.2)

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss) (Continued)

        The following table presents the components of Grace's accumulated other comprehensive loss at December 31, 2010, 2009, and 2008:

	December 31,
Components of Accumulated Other Comprehensive Loss	2010	2009	2008
	(In millions)
Defined benefit pension and other postretirement plans:
Net prior service credit (cost) (net of tax)	$(2.8)	$(0.9)	$0.8
Net deferred actuarial loss (net of tax)	(555.7)	(542.8)	(545.5)

Benefit plans, net	(558.5)	(543.7)	(544.7)
Currency translation	41.8	29.6	(8.5)
Hedging activities, net of tax	(0.6)	0.4	(7.1)
Unrealized loss on investment	(0.8)	(0.8)	—

Accumulated other comprehensive loss	$(518.1)	$(514.5)	$(560.3)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at December 31, 2010, 2009, and 2008, respectively, represents the accumulation of net deferred actuarial losses of $555.7 million, $542.8 million, and $545.5 million as well as net prior service credits (costs) of $(2.8) million, $(0.9) million, and $0.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the years ended December 31, 2010, 2009, and 2008, the pre-tax benefit recognized related to prior service credits was $2.9 million, $2.7 million, and $6.3 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $35.8 million, $37.4 million, and $27.4 million, respectively. In addition, pre-tax loss of $55.2 million, $29.7 million, and $245.3 million was recognized for changes in funded status during the years ended December 31, 2010, 2009, and 2008, respectively.

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

17. Shareholders' Equity (Deficit)

        Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2010, 8,000,000 shares were reserved for issuance of stock options under the W.R. Grace & Co. 2000 Stock Incentive Plan ("the Plan"). Historically all stock options exercised were covered by reissuing treasury stock. If the stock option exercises exceed the balance available in treasury stock, the Company will issue new shares, which are reserved for issuance under the Plan. For the years ended December 31, 2010, 2009, and 2008, 837,039, 125,800, and 529,617, stock options were exercised for aggregate proceeds of $10.4 million, $1.4 million, and $9.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

17. Shareholders' Equity (Deficit) (Continued)

        The following table sets forth information relating to common stock activity for 2010 and 2009.

Balance, December 31, 2008	72,157,518
Stock options exercised	125,800

Balance, December 31, 2009	72,283,318
Stock options exercised	837,039

Balance, December 31, 2010	73,120,357

18. Stock Incentive Plans

        The Company has granted nonstatutory stock options to certain employees under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under the Company's stock incentive plans are generally subject to a three-year vesting period from the date of grant. Currently outstanding options expire on various dates through May 2015.

        The following table sets forth information relating to such options during 2010, 2009, and 2008:

Stock Option Activity	Number Of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance at January 1,2008	1,868,963	$13.33
Options exercised	(529,617)	18.20
Options terminated	(134,600)	17.20
Options granted	1,988,900	19.71	$5.55

Balance at December 31, 2008	3,193,646	16.33
Options exercised	(125,800)	10.67
Options forfeited	(66,660)	17.44
Options terminated	(424,510)	14.83
Options granted	1,595,530	9.93	3.44

Balance at December 31, 2009	4,172,206	14.19
Options exercised	(837,039)	12.42
Options forfeited	(170,212)	18.60
Options terminated	(52,100)	13.09
Options granted	1,355,486	27.75	10.13

Balance at December 31, 2010	4,468,341	$18.48

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

        The following is a summary of non-vested option activity for the year ended December 31, 2010:

Stock Option Activity	Number Of Shares	Weighted- Average Grant Date Fair Value
Non vested options outstanding at beginning of year	3,461,350	$4.68
Granted	1,355,486	10.27
Vested	(1,418,424)	3.09
Forfeited	(220,512)	5.55

Non vested options outstanding at end of year	3,177,900	$6.88

        As of December 31, 2010, the intrinsic value (the difference between the exercise price and the market price) for the options outstanding was $74.4 million and for options exercisable was $26.2 million. The total intrinsic value of all options exercised during the years ended December 31, 2010, 2009 and 2008 was $13.8 million, $1.3 million and $2.3 million, respectively. A summary of our stock options outstanding and exercisable at December 31, 2010 follows:

Stock Options Outstanding and Exercisable

Exercise Price Range	Number Outstanding	Number Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1 - $8	115,100	115,100	0.19	$2.40
$8 - $13	1,425,107	435,888	3.37	9.88
$16 - $20	1,619,025	739,453	2.71	19.71
$20 - $30	1,309,109	—	4.35	27.75

	4,468,341	1,290,441	3.34	14.84

        At December 31, 2010 and 2009, the weighted-average remaining contractual term of all options outstanding and exercisable was 3.34 years and 3.43 years, respectively.

Options Granted

        On May 5, 2010, the Company granted approximately 1.4 million nonstatutory stock options under the Plan. These grants are a component of a long term incentive plan. On May 7, 2009, the Company granted approximately 1.5 million nonstatutory stock options under the Plan. These grants also are a component of a long term incentive plan. On September 11, 2008, the Company granted approximately 2 million nonstatutory stock options under the Plan, which were part of a long term incentive plan and were the first options granted since 2001.

        For the years ended December 31, 2010, 2009 and 2008, Grace recognized non-cash stock-based compensation expense of $9.5 million, $7.3 million and $1.6 million, respectively, which is included in selling, general and administrative expense.

        Grace values options using the Black-Scholes option- pricing model which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2010, 2009 and 2008, respectively.

	2010	2009	2008
Expected volatility	44.7% - 51.2%	42.5% - 49.2%	32.5% - 34.8%
Weighted average expected volatility	47.8%	45.9%	33.7%
Expected term	3.00 - 4.00 years	3.00 - 4.00 years	3.23 - 3.73 years
Risk-free rate	1.87%	1.81%	2.63%
Dividend yield	0%	0%	0%

        Total unrecognized stock-based compensation expense at December 31, 2010 was $8.8 million and the weighted-average period over which this expense will be recognized is 2.4 years.

19. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

Earnings Per Share	2010	2009	2008
	(In millions, except per share amounts)
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$207.1	$71.2	$121.5

Denominators
Weighted average common shares—basic calculation	72.7	72.2	72.0
Dilutive effect of employee stock options	1.7	0.4	0.5

Weighted average common shares—diluted calculation	74.4	72.6	72.5

Basic earnings per share	$2.85	$0.99	$1.69

Diluted earnings per share	$2.78	$0.98	$1.68

        Stock options that could potentially dilute earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 0.9 million, 1.9 million and 2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The warrant for 10 million shares discussed in Note 2 is not included in diluted earnings per share since it has not yet been issued.

Notes to Consolidated Financial Statements (Continued)

20. Acquisitions

        In 2010, Grace completed four business combinations for total consideration of $34.7 million as follows:

  •
  In July, 2010, Grace acquired certain assets of Chryso Brazil, a manufacturer of admixtures and additives technologies for the construction industry.

  •
  In November, 2010, Grace acquired the assets of Wuhan Meilixin New Building Materials & Co.LTD, a Chinese company engaged in the manufacture, distribution, and research of waterproofing membranes and coatings.

  •
  In November, 2010, Grace acquired the stock of Synthetech, Inc., a U.S. manufacturer of fine chemicals.

  •
  In December, 2010, Grace acquired the assets of RS Solutions, LLC, a U.S. company engaged in the design and manufacturing of quality control systems for ready mix concrete trucks.

        The purchase price for the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates in accordance with ASC 805. See the table below and Note 6 for additional information on the assets and liabilities acquired in the business combinations.

(In millions)
Tangible assets	$24.0
Intangible assets	5.9
Goodwill	10.9
Liabilities assumed	(6.1)

Net assets acquired, net of cash	$(34.7)

21. Product Line Sales and ART Transaction

        Grace sold three product lines in 2009 resulting in a net gain of $29.1 million. The Grace Davison operating segment sold its membranes product line and the Grace Construction Products operating segment sold its firestopping and abatement and pipe corrosion protection product lines. These product lines accounted for substantially less than 1% of Grace Davison's and Grace Construction Products' annual sales, respectively. Grace did not have any product line sales in 2010.

        On November 30, 2009, Grace completed the sale of a 5% interest in ART, its joint venture with Chevron. Grace reduced its 55% interest to 50% to achieve a balanced ownership structure with Chevron. Grace deconsolidated ART's results from its consolidated financial statements on a prospective basis effective December 1, 2009. Previously, Grace reported 100% of ART's sales and 55% of ART's income, with 45% of ART's income reported as income attributable to noncontrolling interests. Effective December 1, 2009, Grace is reporting its investment in ART and its portion of ART's income and dividends using the equity method of accounting. Grace recorded a gain of $4.8 million from the sale of its 5% interest in ART and the revaluation of its remaining investment in ART in 2009.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information

        Grace is a global producer of specialty chemicals and specialty materials. It generates sales from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments for the years ended December 31, 2010, 2009, and 2008, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

        Grace defines Adjusted EBIT (a non-U.S. GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, net Chapter 11- and asbestos-related costs, restructuring expenses and related asset impairments, and gains and losses on sales of product lines and other investments.

        Grace also excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its operating segment performance as defined benefit pension expense is not managed at an operating segment level.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information (Continued)

Operating Segment Data

	2010	2009	2008
	(In millions)
Net Sales
Grace Davison	$1,801.7	$1,935.4	$2,168.6
Grace Construction Products	873.3	889.6	1,148.4

Total	$2,675.0	$2,825.0	$3,317.0

Adjusted EBIT
Grace Davison segment operating income	$399.6	$307.3	$278.1
Grace Construction Products segment operating income	89.9	102.4	153.0
Corporate costs	(86.0)	(95.1)	(77.0)
Defined benefit pension expense	(77.1)	(85.6)	(56.8)

Grace Adjusted EBIT	$326.4	$229.0	$297.3

Depreciation and Amortization
Grace Davison	$80.6	$77.4	$81.0
Grace Construction Products	32.5	33.6	35.7
Corporate	2.5	2.0	2.0

Total	$115.6	$113.0	$118.7

Capital Expenditures
Grace Davison	$84.1	$68.2	$88.8
Grace Construction Products	17.6	18.1	35.8
Corporate	11.2	7.5	7.6

Total	$112.9	$93.8	$132.2

Total Assets
Grace Davison	$1,172.0	$1,064.9	$1,208.9
Grace Construction Products	486.2	476.0	543.6
Corporate	2,613.5	2,427.3	2,123.0

Total	$4,271.7	$3,968.2	$3,875.5

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        The following table presents information related to the geographic areas in which Grace operated for the years ended December 31, 2010, 2009 and 2008. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information (Continued)

Geographic Area Data

	2010	2009	2008
	(In millions)
Net Sales
United States	$773.2	$879.9	$1,078.2
Canada and Puerto Rico	81.0	78.6	101.5

Total North America	854.2	958.5	1,179.7

Europe Middle East Africa	1,052.6	1,097.5	1,320.1
Asia Pacific	483.2	514.9	582.9
Latin America	285.0	254.1	234.3

Total	$2,675.0	$2,825.0	$3,317.0

Properties and Equipment, net
United States	$409.6	$403.2	$420.8
Canada and Puerto Rico	20.3	19.5	16.4

Total North America	429.9	422.7	437.2

Europe Middle East Africa	200.1	205.8	213.3
Asia Pacific	50.6	45.3	46.4
Latin America	21.9	16.3	13.7

Total	$702.5	$690.1	$710.6

Goodwill and Other Assets
United States	$111.7	$100.5	$131.3
Canada and Puerto Rico	7.3	7.3	7.2

Total North America	119.0	107.8	138.5

Europe Middle East Africa	76.0	86.8	92.4
Asia Pacific	12.9	10.9	12.8
Latin America	20.1	18.1	14.8

Total	$228.0	$223.6	$258.5

        Grace Adjusted EBIT for the years ended December 31, 2010, 2009 and 2008 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	2010	2009	2008
	(In millions)
Grace Adjusted EBIT	$326.4	$229.0	$297.3
Chapter 11 and asbestos-related costs, net	(35.3)	(109.9)	(115.9)
Restructuring expenses and related asset impairments	(11.2)	(33.4)	(5.2)
Gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	33.9	—
Interest expense and related financing costs	(41.3)	(38.3)	(54.2)
Interest income of non-Debtor subsidiaries	1.0	1.4	3.8
Net income attributable to noncontrolling interests	0.3	10.0	15.4

Income before income taxes	$239.9	$92.7	$141.2

23. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results of these joint ventures are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's consolidated affiliates for which there is a noncontrolling interest:

	December 31,
Statements of Operations	2010	2009	2008
	(In millions)
Sales	$87.0	$346.9	$460.5
Income before taxes	1.6	23.7	36.7
Net income	1.0	22.4	34.2
Noncontrolling interests in net income	0.3	10.0	15.4

	December 31,
Balance Sheets	2010	2009	2008
	(In millions)
Cash	$10.2	$10.8	$78.1
Other current assets	30.5	30.5	153.3
Total assets	52.4	52.8	252.8
Total liabilities	30.1	30.0	84.1
Shareholders' equity	22.3	22.8	168.7
Noncontrolling interests in shareholders' equity	6.9	8.7	73.1

        In the Statements of Operations for 2009 and 2008, noncontrolling interests primarily related to ART. Sales for ART were $248.7 for the eleven months ended November 30, 2009 and $348.7 for the year ended December 31, 2008. In the 2010 Statement of Operations and the 2010 and 2009 Balance Sheets, ART balances are not included as ART was deconsolidated from Grace as of December 1, 2009. See Note 24 for additional discussion relating to ART.

Notes to Consolidated Financial Statements (Continued)

24. Unconsolidated Affiliates

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Grace has a 50% ownership interest in ART. This is the Company's largest such investment accounted for using the equity method.

        On November 30, 2009, Grace sold 5% of its ownership interest in ART to Chevron for $4.0 million (the "ART Transaction"), bringing both Grace's and Chevron's ownership interests to 50%. From its inception in 2001 to the date of the ART Transaction, Grace held a 55% interest in ART, and Chevron held a 45% interest. For the eleven months ended November 30, 2009 and the year ended December 31, 2008, Grace consolidated the financial position, results of operations, and cash flows of ART in its consolidated financial statements. Due to the ART Transaction, Grace reconsidered its consolidation policy with respect to ART, and determined, following the ART Transaction on November 30, 2009, that ART ceased to be a variable interest entity. Grace does not have a controlling voting interest; therefore, Grace deconsolidated ART and recorded its investment in ART using the equity method of accounting as of December 1, 2009.

        Grace and ART continue to transact business on a regular basis, and maintain several agreements in order to effect such business. Since the deconsolidation on December 1, 2009, these agreements are treated as related party activities with an unconsolidated affiliate. For the year ended December 31, 2010, Grace sales of catalysts to ART were $211.0 million. For the month ended December 31, 2009, Grace sales to ART were $10.0 million. For the year ended December 31, 2010, charges for fixed costs, research and development and selling general and administrative services to ART were $24.5 million. For the month ended December 31, 2009, charges for fixed costs, research and development and selling general and administrative services to ART were $1.8 million. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2011 and are expected to be renewed. No amounts were outstanding at December 31, 2010 and 2009. In December 2010, ART declared a dividend of $9.5 million, of which $5.2 million was payable to Grace. In November 2009, ART declared a dividend of $19.0 million, of which $10.5 million was payable to Grace. These amounts are reflected in "Other Current Assets" in the Consolidated Balance Sheets.

25. Quarterly Summary and Statistical Information (Unaudited)

	March 31	June 30	September 30	December 31
	(In millions)
2010
Net sales	$614.9	$685.0	$682.1	$693.0
Cost of goods sold	401.2	440.5	436.6	451.3
Net income	56.3	51.0	54.9	44.9
Net income per share:(1)
Basic earnings per share:
Net income	$0.78	$0.70	$0.75	$0.62
Diluted earnings per share:
Net income	0.76	0.69	0.74	0.60
Market price of common stock:(2)
High	$30.25	$30.30	$28.50	$36.27
Low	23.45	20.44	19.63	27.49
Close	27.76	21.04	27.94	35.13

Notes to Consolidated Financial Statements (Continued)

25. Quarterly Summary and Statistical Information (Unaudited) (Continued)

	March 31	June 30	September 30	December 31
	(In millions)
2009
Net sales	$682.1	$711.0	$753.6	$678.3
Cost of goods sold	511.6	467.9	491.1	429.9
Net income (loss)	(38.9)	19.3	44.4	46.4
Net income per share:(1)
Basic earnings per share:
Net income (loss)	$(0.54)	$0.27	$0.61	$0.64
Diluted earnings per share:
Net income (loss)	(0.54)	0.26	0.61	0.63
Market price of common stock:(2)
High	$7.08	$14.31	$22.68	$26.17
Low	4.07	6.71	11.04	20.76
Close	6.32	12.37	21.74	25.35

(1)
Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)
Principal market: New York Stock Exchange.

SELECTED FINANCIAL DATA(1)

	2010	2009	2008	2007	2006
	(In millions, except per share amounts)
Statement of Operations
Net sales	$2,675.0	$2,825.0	$3,317.0	$3,115.2	$2,826.5
Income before income taxes	239.9	92.7	141.2	112.2	37.8
Net income	207.4	81.2	136.9	113.3	35.0
Net income attributable to noncontrolling interests	(0.3)	(10.0)	(15.4)	(24.5)	(26.4)
Net income attributable to W.R. Grace & Co. shareholders	207.1	71.2	121.5	88.8	8.6
Financial Position
Cash and cash equivalents	$1,015.7	$893.0	$460.1	$480.5	$536.3
Properties and equipment, net	702.5	690.1	710.6	706.1	664.5
Total assets	4,271.7	3,968.2	3,875.5	3,908.4	3,662.0
Total liabilities	4,340.5	4,258.7	4,229.3	4,184.7	4,122.2
Liabilities subject to compromise (a subset of total liabilities)	3,174.1	3,147.1	3,112.9	3,277.5	3,221.6
Shareholders' equity (deficit)	(68.8)	(290.5)	(353.8)	(276.4)	(460.2)
Cash Flow
Operating activities	$327.7	$433.4	$15.0	$100.2	$159.4
Investing activities	(244.9)	26.1	(31.1)	(206.9)	(129.4)
Financing activities	41.5	(41.3)	0.6	33.7	15.2
Net cash flow	122.7	432.9	(20.4)	(55.8)	61.6
Data Per Common Share (Diluted)
Net income	$2.78	$0.98	$1.68	$1.24	$0.13
Average common diluted shares outstanding (millions)	74.4	72.6	72.5	71.6	68.3
Other Statistics
Capital expenditures	$112.9	$93.8	$132.2	$136.9	$119.2
Common stock price range	$19.63-36.27	$4.07-26.17	$3.01-27.79	$18.86-30.65	$8.12-20.35
Common shareholders of record	8,270	8,505	8,801	9,153	9,522
Number of employees (approximately)	6,000	5,900	6,300	6,500	6,500

(1)
Certain prior-year amounts have been reclassified to conform to the 2010 presentation.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

        See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to "advanced economies" and "emerging economies" or "emerging regions" refer to classifications established by the International Monetary Fund.

Results of Operations

2010 Performance Summary

        Following is a summary of our financial performance for the year ended December 31, 2010 compared with the prior year.

  •
  Sales increased 3.3% overall and 13.2% in emerging regions, excluding sales of the ART joint venture from both periods.

  •
  As reported, sales decreased 5.3% to $2,675.0 million from $2,825.0 million in the prior year.

  •
  Adjusted EBIT increased 42.5% to $326.4 million from $229.0 million in the prior year. Adjusted EPS was $2.63 compared with $1.83 in the prior year.

  •
  Grace net income increased 190.9% to $207.1 million compared with $71.2 million in the prior year. Grace's diluted EPS was $2.78 compared with $0.98 in the prior year.

  •
  Adjusted Operating Cash Flow was $369.2 million compared with $415.8 in the prior year.

  •
  Adjusted EBIT Return on Invested Capital was 27.8% on a trailing four quarter basis compared with 20.8% in the prior year.

Summary Description of Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two operating segments, Grace Davison and Grace Construction Products. See Item 1 (Business—Business Overview) of this Report for a summary description of our core business.

Analysis of Operations

        Set forth in the table below are our key operating statistics with dollar and percentage changes for the years ended December 31, 2010, 2009, and 2008. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, net Chapter 11- and asbestos- related costs, restructuring expenses and related asset impairments, and gains and losses on sales of product lines and other investments.

        We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.

        We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for net Chapter 11- and asbestos- related costs, restructuring expenses and related asset impairments, gains and losses on sales of product lines and other investments, and certain discrete tax items.

        We define Adjusted Operating Cash Flow (a non-GAAP financial measure) to be Adjusted EBITDA plus pension expense plus or minus the change in net working capital and specified other assets and liabilities minus capital expenditures. Adjusted Operating Cash Flow excludes the cash flow effects of income taxes, defined benefit pension arrangements, net Chapter 11- and asbestos- related costs, and any restructuring or divestment activities.

        We define Adjusted EBIT Return on Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT divided by the sum of net working capital, properties and equipment, net and certain other assets and liabilities.

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

        Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted Operating Cash Flow and Adjusted EBIT Return on Invested Capital do not purport to represent income or cash flow measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

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

Analysis of Operations	2010	2009	$ Change	% Change	2008	$ Change	% Change
	(In millions)
Net sales:
Grace Davison	$1,801.7	$1,935.4	$(133.7)	(6.9)%	$2,168.6	$(233.2)	(10.8)%

Refining Technologies	742.0	992.1	(250.1)	(25.2)%	1,099.1	(107.0)	(9.7)%
Materials Technologies	673.6	606.0	67.6	11.2%	694.8	(88.8)	(12.8)%
Specialty Technologies	386.1	337.3	48.8	14.5%	374.7	(37.4)	(10.0)%

Grace Construction Products	873.3	889.6	(16.3)	(1.8)%	1,148.4	(258.8)	(22.5)%

Americas	448.3	458.4	(10.1)	(2.2)%	595.0	(136.6)	(23.0)%
Europe	265.5	296.6	(31.1)	(10.5)%	407.1	(110.5)	(27.1)%
Asia Pacific	159.5	134.6	24.9	18.5%	146.3	(11.7)	(8.0)%

Total Grace net sales	$2,675.0	$2,825.0	$(150.0)	(5.3)%	$3,317.0	$(492.0)	(14.8)%

Net sales by region:
North America	$854.2	$958.5	$(104.3)	(10.9)%	$1,179.7	$(221.2)	(18.8)%
Europe Middle East Africa	1,052.6	1,097.5	(44.9)	(4.1)%	1,320.1	(222.6)	(16.9)%
Asia Pacific	483.2	514.9	(31.7)	(6.2)%	582.9	(68.0)	(11.7)%
Latin America	285.0	254.1	30.9	12.2%	234.3	19.8	8.5%

Total net sales by region	$2,675.0	$2,825.0	$(150.0)	(5.3)%	$3,317.0	$(492.0)	(14.8)%

Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$399.6	$307.3	$92.3	30.0%	$278.1	$29.2	10.5%
Grace Construction Products segment operating income	89.9	102.4	(12.5)	(12.2)%	153.0	(50.6)	(33.1)%
Corporate support functions (including performance based compensation)	(63.6)	(57.7)	(5.9)	(10.2)%	(63.0)	5.3	8.4%
Other corporate costs (including environmental remediation)	(22.4)	(37.4)	15.0	40.1%	(14.0)	(23.4)	(167.1)%
Defined benefit pension expense(B)	(77.1)	(85.6)	8.5	9.9%	(56.8)	(28.8)	(50.7)%

Adjusted EBIT	326.4	229.0	97.4	42.5%	297.3	(68.3)	(23.0)%
Chapter 11- and asbestos-related costs, net	(35.3)	(109.9)	74.6	67.9%	(115.9)	6.0	5.2%
Restructuring expenses and related asset impairments(C)	(11.2)	(33.4)	22.2	66.5%	(5.2)	(28.2)	NM
Gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	33.9	(33.9)	(100.0)%	—	33.9	100.0%
Interest expense and related financing costs	(41.3)	(38.3)	(3.0)	(7.8)%	(54.2)	15.9	29.3%
Interest income of non-Debtor subsidiaries	1.0	1.4	(0.4)	(28.6)%	3.8	(2.4)	(63.2)%
Provision for income taxes	(32.5)	(11.5)	(21.0)	(182.6)%	(4.3)	(7.2)	(167.4)%

Net income attributable to W. R. Grace & Co. shareholders	$207.1	$71.2	$135.9	190.9%	$121.5	$(50.3)	(41.4)%

Diluted EPS (GAAP)	$2.78	$0.98	$1.80	183.7%	$1.68	$(0.70)	(41.7)%

Adjusted EPS (non-GAAP)	$2.63	$1.83	$0.80	43.7%	$2.32	$(0.49)	(21.1)%

Analysis of Operations	2010	2009	$ Change	% Change	2008	$ Change	% Change
	(In millions)
Profitability performance measures:
Gross profit percentage:
Grace Davison	35.8%	31.4%	NM	4.4 pts	27.2%	NM	4.2 pts
Grace Construction Products	34.8%	36.0%	NM	(1.2) pts	34.5%	NM	1.5 pts
Total Grace	35.3%	32.7%	NM	2.6 pts	29.7%	NM	3.0 pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$326.4	$229.0	$97.4	42.5%	$297.3	$(68.3)	(23.0)%
Depreciation and amortization	115.6	113.0	2.6	2.3%	118.7	(5.7)	(4.8)%

Adjusted EBITDA	$442.0	$342.0	$100.0	29.2%	$416.0	$(74.0)	(17.8)%
Operating margin as a percentage of sales(A)(B)(C):
Grace Davison segment operating income	22.2%	15.9%	NM	6.3 pts	12.8%	NM	3.1 pts
Grace Construction Products segment operating income	10.3%	11.5%	NM	(1.2) pts	13.3%	NM	(1.8) pts
Adjusted EBIT	12.2%	8.1%	NM	4.1 pts	9.0%	NM	(0.9) pts
Adjusted EBITDA	16.5%	12.1%	NM	4.4 pts	12.4%	NM	(0.3) pts

Analysis of Operations	2010	2009	$ Change	% Change	2008	$ Change	% Change
	(In millions)
Cash flow performance measure:
Net income attributable to W. R. Grace & Co. shareholders	$207.1	$71.2	$135.9	190.9%	$121.5	$(50.3)	(41.4)%
Chapter 11- and asbestos-related costs, net	35.3	109.9	(74.6)	(67.9)%	115.9	(6.0)	(5.2)%
Restructuring expenses and related asset impairments(C)	11.2	33.4	(22.2)	(66.5)%	5.2	28.2	NM
Gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	(33.9)	33.9	100.0%	—	(33.9)	(100.0)%
Interest expense and related financing costs	41.3	38.3	3.0	7.8%	54.2	(15.9)	(29.3)%
Interest income of non-Debtor subsidiaries	(1.0)	(1.4)	0.4	28.6%	(3.8)	2.4	63.2%
Provision for income taxes	32.5	11.5	21.0	182.6%	4.3	7.2	167.4%

Adjusted EBIT	326.4	229.0	97.4	42.5%	297.3	(68.3)	(23.0)%
Depreciation and amortization	115.6	113.0	2.6	2.3%	118.7	(5.7)	(4.8)%

Adjusted EBITDA	442.0	342.0	100.0	29.2%	416.0	(74.0)	(17.8)%
Defined benefit pension expense	77.1	85.6	(8.5)	(9.9)%	56.8	28.8	50.7%
Change in net working capital	(11.3)	181.5	(192.8)	(106.2)%	78.1	103.4	132.4%
Change in other assets and liabilities	(25.7)	(99.5)	73.8	74.2%	(30.3)	(69.2)	NM
Capital expenditures	(112.9)	(93.8)	(19.1)	(20.4)%	(132.2)	38.4	29.0%

Adjusted Operating Cash Flow	$369.2	$415.8	$(46.6)	(11.2)%	$388.4	$27.4	7.1%

Analysis of Operations	2010	2009	2008
	(In millions)
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$326.4	$229.0	$297.3
Invested Capital:
Trade accounts receivable	386.1	373.2	462.6
Inventories	259.3	220.6	354.8
Accounts payable	(215.6)	(174.2)	(207.6)

	429.8	419.6	609.8
Other current assets	90.6	80.4	86.1
Properties and equipment, net	702.5	690.1	710.6
Goodwill and other intangible assets	125.5	118.6	117.1
Investments in unconsolidated affiliates	56.4	45.7	7.9
Other assets	97.5	100.6	137.2
Other current liabilities	(268.4)	(294.4)	(313.6)
Other liabilities	(58.3)	(58.8)	(66.3)

Total invested capital(D)	$1,175.6	$1,101.8	$1,288.8

Adjusted EBIT Return On Invested Capital	27.8%	20.8%	23.1%

        Amounts may not add due to rounding.

Note A:	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.
Note B:
Defined benefit pension expense includes all defined benefit pension expense of Grace. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.
Note C:
Restructuring expenses and related asset impairments represent charges related to our operating segments as follows: For the year ended December 31, 2010, Grace Davison $1.7 million, Grace Construction Products $6.1 million, and Corporate $3.4 million. For the year ended December 31, 2009, Grace Davison $12.1 million, Grace Construction Products $15.2 million, and Corporate $6.1 million. For the year ended December 31, 2008, Grace Construction Products $5.2 million.
Note D:	Total invested capital excludes the cash value of life insurance policies, net of policy loans of $5.0 million, $4.4 million and $4.2 million in other assets in 2010, 2009 and 2008, respectively.
NM—Not Meaningful

        The following tables present our sales, gross profit, gross profit percentage, selling general and administrative expenses, and research and development expenses excluding ART for 2010, 2009 and 2008:

Total Grace—excluding ART	2010	2009	$ Change	% Change	2008	$ Change	% Change
	(In millions)
Sales:
North America	$854.2	$878.0	$(23.8)	(2.7)%	$1,071.9	$(193.9)	(18.1)%
Europe Middle East Africa	1,052.6	1,046.0	6.6	0.6%	1,261.9	(215.9)	(17.1)%
Asia Pacific	483.2	416.4	66.8	16.0%	423.0	(6.6)	(1.6)%
Latin America	285.0	250.0	35.0	14.0%	233.8	16.2	6.9%

Total Sales	$2,675.0	$2,590.4	$84.6	3.3%	$2,990.6	$(400.2)	(13.4)%

Gross profit	$945.4	$882.7	$62.7	7.1%	$923.3	$(40.6)	(4.4)%
Gross profit percentage	35.3%	34.1%	NM	1.2pts	30.9%	NM	3.2pts
Selling, general and administrative expenses	$511.2	$556.2	$(45.0)	(8.1)%	$568.6	$(12.4)	(2.2)%
Research and development expenses	$60.3	$59.9	$0.4	0.7%	$73.2	$(13.3)	(18.2)%

Grace Davison Operating Segment—excluding ART	2010	2009	$ Change	% Change	2008	$ Change	% Change
	(In millions)
Sales:
Refining Technologies	$742.0	$757.5	$(15.5)	(2.0)%	$772.7	$(15.2)	(2.0)%
Materials Technologies	673.6	606.0	67.6	11.2%	694.8	(88.8)	(12.8)%
Specialty Technologies	386.1	337.3	48.8	14.5%	374.7	(37.4)	(10.0)%

Total Sales	$1,801.7	$1,700.8	$100.9	5.9%	$1,842.2	$(141.4)	(7.7)%

Gross profit	$644.9	$565.5	$79.4	14.0%	$530.0	$35.5	6.7%
Gross profit percentage	35.8%	33.3%	NM	2.5pts	28.8%	NM	4.5pts

Grace Overview

        Following is an overview of our financial performance for the years ended December 31, 2010, 2009, and 2008.

Net Sales

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation. The numbers in the prior year have been adjusted to reflect the ART deconsolidation.

	2010 as a Percentage Increase (Decrease) from 2009
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	6.5%	1.3%	(1.9)%	5.9%
Grace Construction Products	(2.5)%	0.1%	0.6%	(1.8)%
Net sales	3.4%	0.9%	(1.0)%	3.3%
By Region:
North America	(4.2)%	1.1%	0.4%	(2.7)%
Europe Middle East Africa	3.6%	0.2%	(3.2)%	0.6%
Asia Pacific	11.4%	0.3%	4.3%	16.0%
Latin America	15.9%	3.7%	(5.6)%	14.0%

        Sales increased 3.3% overall and 13.2% in emerging regions compared with the prior year, excluding sales of the ART joint venture from both periods. Emerging regions represented 33.0% of sales compared with 28.7% in the prior year. As reported, sales were $2,675.0 million compared with $2,825.0 million in the prior year, a decrease of 5.3%. Sales for the prior year include $234.6 million of sales of the ART joint venture deconsolidated in December 2009.

	2009 as a Percentage Increase (Decrease) from 2008
Net Sales Variance Analysis (excluding ART)	Volume	Price	Currency Translation	Total
Grace Davison	(9.3)%	5.8%	(4.2)%	(7.7)%
Grace Construction Products	(20.2)%	2.0%	(4.3)%	(22.5)%
Net sales	(13.5%)	4.3%	(4.2%)	(13.4%)
By Region:
North America	(22.0)%	4.4%	(0.5)%	(18.1)%
Europe Middle East Africa	(12.5)%	2.2%	(6.8)%	(17.1)%
Asia Pacific	(5.1)%	6.8%	(3.3)%	(1.6)%
Latin America	4.5%	11.5%	(9.1)%	6.9%

        Sales for 2009 were unfavorably affected by reduced sales volumes resulting from the global economic slowdown that began in the fourth quarter of 2008, currency translation and lower cost of metals passed through to customers. These unfavorable effects were partly offset by higher selling prices resulting from pricing actions that we primarily implemented in the second half of 2008 in all product groups and in all regions in response to rising raw materials and energy costs and to reflect our upgrade of product technologies.

Adjusted EBIT

        Adjusted EBIT for 2010 increased 42.5% compared with the prior year. The increase was primarily due to the increase in sales volumes and the improvement in gross profit percentage. Gross profit percentage was 35.3% compared with 32.7% in the prior year. The improvement was due to better operating leverage and higher prices, partially offset by inflation in certain raw materials, in addition to the effect of the deconsolidation of ART. ART's gross profit percentage is diluted due to the pass through of metals to customers approximately at cost. Adjusted EBIT margin was 12.2% compared with 8.1% in the prior year.

        Adjusted EBIT for 2009 decreased 23.0% compared with the prior year. The decrease was primarily due to lower sales volumes, increased corporate costs and higher defined benefit pension expense, partially offset by an improvement in gross profit percentage. Gross profit percentage was 32.7% compared with 29.7% in the prior year. The improvement was due to improved prices, partially offset by inflation in certain raw materials, in addition to the effect of the deconsolidation of ART. Adjusted EBIT margin was 8.1% compared with 9.0% in the prior year.

Grace Net Income

        Grace net income for 2010 was $207.1 million compared with $71.2 million in the prior year. The increase was primarily due to improved segment operating income, lower Chapter 11- and asbestos- related costs, net and lower restructuring expenses, partially offset by gains on sales of product lines and other investments in the prior year. Chapter 11- and asbestos-related costs, net are lower in 2010 as the level of Chapter 11 activity has declined subsequent to the completion of the confirmation hearing in January 2010 and as a result of the conclusion of the Montana criminal proceedings in 2009.

        Grace net income for 2009 was $71.2 million compared with $121.5 million in 2008. The decrease in 2009 net income was primarily due to lower sales volumes, currency translation, higher defined benefit pension expenses and restructuring expenses and related asset impairments, partially offset by gains related to three product line sales, the ART transaction and lower selling, general and administrative expenses.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	2010
	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
	(In millions)
Diluted Earnings Per Share (GAAP)				$2.78
Restructuring charges and related asset impairments	$11.2	$3.3	$7.9	0.11
Chapter 11- and asbestos-related costs, net	35.3	12.8	22.5	0.30
Discrete tax items:
U.S. federal income tax settlement		16.9	(16.9)	(0.23)
Massachusetts tax settlement		10.0	(10.0)	(0.13)
U.S. taxes on repatriated earnings		(5.6)	5.6	0.08
Other adjustments to uncertain tax positions		21.2	(21.2)	(0.28)

Adjusted EPS (non-GAAP)				$2.63

	2009
	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
	(In millions)
Diluted Earnings Per Share (GAAP)				$0.98
Restructuring charges and related asset impairments	$33.4	$8.6	$24.8	0.34
Chapter 11- and asbestos-related costs, net	109.9	32.6	77.3	1.06
Gain on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(33.9)	(11.9)	(22.0)	(0.30)
Discrete tax items, including adjustments to uncertain tax positions		18.2	(18.2)	(0.25)

Adjusted EPS (non-GAAP)				$1.83

	2008
	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
	(In millions)
Diluted Earnings Per Share (GAAP)				$1.68
Restructuring charges and related asset impairments	$5.2	$1.4	$3.8	0.05
Chapter 11- and asbestos-related costs, net	115.9	36.1	79.8	1.10
Discrete tax items, including adjustments to uncertain tax positions		37.1	(37.1)	(0.51)

Adjusted EPS (non-GAAP)				$2.32

Adjusted Operating Cash Flow

        Adjusted operating cash flow for 2010 was $369.2 million compared with $415.8 million in the prior year. The prior year benefitted from a significant reduction in working capital. Capital expenditures for 2010 were $112.9 million compared with $93.8 million for the prior year. Net working capital days were 53 days in 2010, compared with 52 days in the prior year.

        Adjusted operating cash flow for 2009 was $415.8 million compared with $388.4 million in the prior year. The increase was primarily due to a significant reduction in working capital and lower capital expenditures, offset by lower adjusted EBIT compared with the prior year. Capital expenditures for 2009 were $93.8 million compared with $132.2 million for the prior year. Net working capital days were 52 days in 2009, compared with 91 days in the prior year.

Adjusted EBIT Return on Invested Capital

        Adjusted EBIT Return on Invested Capital in 2010 increased to 27.8% on a trailing four quarter basis, up from 20.8% on the same basis in 2009 and 23.1% in 2008. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return on Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the years ended December 31, 2010, 2009, and 2008.

Net Sales—Grace Davison

        Grace Davison operating segment sales, excluding ART, are reported in the following product groups:

	2010		2009
					2008
		2010 vs. 2009		2009 vs. 2008
	Sales		Sales		Sales
	(In millions)
Refining Technologies*	$742.0	(2.0)%	$757.5	(2.0)%	$772.7
Materials Technologies	673.6	11.2%	606.0	(12.8)%	694.8
Specialty Technologies	386.1	14.5%	337.3	(10.0)%	374.7

Total Grace Davison Sales	$1,801.7	5.9%	$1,700.8	(7.7)%	$1,842.2

*
Grace deconsolidated ART's sales as of December 1, 2009 and now reports its share of ART's income using the equity method.

        Sales of Grace Davison for 2010 increased 5.9% compared with the prior year, excluding sales of the ART joint venture from both periods. The sales increase was primarily due to higher sales volumes (6.5%) and improved pricing (1.3%), partially offset by unfavorable currency translation (1.9%). Sales volumes in emerging regions increased approximately 17.4% compared with the prior period. Sales in emerging regions were 35% of total Grace Davison sales in 2010 compared with 30.0% in the prior year. As reported, sales were $1,801.7 million, a decrease of 6.9% from the prior year. Gross profit percentage was 35.8% compared with 31.4% in the prior year.

        Sales of Grace Davison for 2009 decreased 7.7% compared with the prior year, excluding sales of the ART joint venture from both periods. The sales decrease was primarily due to reduced sales volumes, lower cost of metals passed through to customers, and unfavorable currency translation, partially offset by improved pricing.

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

Refining Technologies

        Sales of catalysts and chemical additives used by petroleum refineries were $742.0 million, a decrease of 2.0% compared with the prior year, excluding sales of the ART joint venture from both periods. Sales were unfavorably affected by currency translation and lower sales volumes, partially offset by improved prices. As reported, sales decreased 25.2% from the prior year.

        Sales for 2010 were adversely impacted by lower sales in the first half of the year, driven by global economic conditions. The global economy slowed significantly beginning in the fourth quarter of 2008 reducing demand for transportation fuels and negatively affecting sales volume of our FCC catalysts and additives in 2009. This slowdown continued to impact our Refining Technologies business until the second half of 2010. In the second half of 2010, volumes increased significantly over the prior year as refinery utilization rates climbed and catalyst addition rates increased, resulting in improved demand for our catalysts and additives.

        During 2010, the government of the People's Republic of China reduced its quotas on exports of rare earths, a key raw material in many of our FCC catalysts. In response, global market prices of rare earths have risen significantly and we expect to incur higher costs on purchases of rare earths during 2011. We are implementing surcharges on certain FCC catalysts in response to these higher costs. We are also taking other actions to mitigate the impact of these higher costs on us and our customers. We do not foresee any supply disruptions.

        Sales for 2009 decreased 2.0% compared with the prior year, excluding sales of the ART joint venture from both periods, primarily due to decreased sales volume of FCC catalysts and additives, a decrease in the cost of molybdenum passed through to hydroprocessing customers, and unfavorable currency translation, partially offset by improved pricing primarily in FCC catalysts. As reported, sales decreased 9.7% from the prior year.

        ART is managed through our Refining Technologies product group. Since ART is accounted for using the equity method, ART's sales have been excluded from our sales since December 1, 2009. Molybdenum is a key raw material in our hydroprocessing catalysts and we generally pass the cost of molybdenum through to our customers. Molybdenum costs in 2009 were approximately one-third of molybdenum costs in 2008, resulting in a decrease in pass-through sales of approximately $114 million.

Materials Technologies

        Sales of engineered materials, coatings and sealants used in industrial and packaging applications were $673.6 million in 2010, an increase of 11.2% from the prior year, driven primarily by higher sales volumes and improved pricing, partially offset by unfavorable currency translation. Sales in this product group were favorably affected by increased customer demand for industrial and consumer goods across all regions, driven by the improvement of global economic conditions. As economic conditions improved and we launched new products, customers re-built inventory levels from reductions made in 2009.

        Sales for 2009 decreased 12.8% compared with the prior year primarily due to lower sales volumes, reflecting reduced demand for our products caused by the global economic slowdown that began in the fourth quarter of 2008, and unfavorable currency translation. Sales for 2009 were also negatively affected by our customers' efforts to reduce inventory levels. The global slowdown affected automotive and furniture sales, residential and commercial construction, and home renovations resulting in lower sales volumes of our products sold into end-uses such as lacquers, coatings, automotive tires, and dual pane windows. Sales volumes of our products sold into food and personal care end-uses also decreased but to a lesser extent. Sales for 2009 were favorably affected by price increases implemented primarily in the second half of 2008 and a 2008 change in our product mix designed to emphasize higher value applications.

Specialty Technologies

        Sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $386.1 million, an increase of 14.5% from the prior year primarily due to higher customer demand for new and existing products and improved pricing. Sales in emerging regions, primarily the Middle East and China, increased 36.5% compared with the prior year. Sales from new products and our developing position in the polypropylene segment also contributed to the sales growth. Many of our customers produce polyolefin resin used in the manufacture of plastic materials, including high performance pipes, plastic films and household containers. As global economic conditions improved in 2010, the demand for these products increased, leading to a corresponding sales increase of our polyolefin catalysts.

        Sales for 2009 decreased 10.0% compared with the prior year primarily due to unfavorable currency translation, a decline in sales volume and a decrease in the cost of nickel passed through to our Raney® catalyst customers, partially offset by price increases implemented primarily in the second half of 2008 and sales of new products. Polyolefin production decreased significantly in the fourth quarter of 2008 through the first half of 2009 resulting in lower demand for our products.

Segment Operating Income (SOI) and Margin-Grace Davison

        Gross profit percentage for 2010 was 35.8% compared with 31.4% in the prior year. The increase was primarily due to the effect of the deconsolidation of ART, higher sales volumes, improved pricing and better operating leverage, partially offset by higher costs for certain raw materials. Segment operating income for 2010 increased 30.0% compared with the prior year. The increase was primarily due to improved gross profit percentage and effective control of operating expenses, partially offset by unfavorable currency translation. Segment operating margin was 22.2% compared with 15.9% in the prior year.

        Segment operating income for 2009 increased 10.5% compared with the prior year. The increase was due to improved pricing, primarily implemented during 2008, lower raw materials and energy costs, and effective control of operating expenses that more than offset lower sales volume and unfavorable currency translation. Segment operating margin for 2009 was 15.9% compared with 12.8% in the prior year.

        Gross profit percentage for 2009 was 31.4% compared with 27.2% in the prior year. The improvement in 2009 reflects the effects of price increases, primarily implemented during 2008, raw materials and energy cost deflation (partly offset by high cost inventory carried over from 2008) and cost reduction and restructuring actions, primarily designed to reduce fixed costs and increase operational efficiency in our manufacturing plants. These actions were a major contributor to increased gross profit and segment operating income margins in 2009 and positioned us to operate on a lower cost basis in 2010 and beyond while preserving growth opportunities.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the years ended December 31, 2010, 2009, and 2008.

Net Sales—Grace Construction Products

        Grace Construction Products sales are reported by geographic regions as follows:

	2010		2009		2008
	Sales	2010 vs. 2009	Sales	2009 vs. 2008	Sales
	(In millions)
GCP Americas	$448.3	(2.2)%	$458.4	(23.0)%	$595.0
GCP Europe*	265.5	(10.5)%	296.6	(27.1)%	407.1
GCP Asia Pacific	159.5	18.5%	134.6	(8.0)%	146.3

Total GCP Sales	$873.3	(1.8)%	$889.6	(22.5)%	$1,148.4

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by product line:

	2010		2009		2008
	Sales	2010 vs. 2009	Sales	2009 vs. 2008	Sales
	(In millions)
Specialty Construction Chemicals	$586.8	1.5%	$578.1	(22.0)%	$741.3
Specialty Building Materials	286.5	(8.0)%	311.5	(23.5)%	407.1

Total GCP Sales	$873.3	(1.8)%	$889.6	(22.5)%	$1,148.4

        Sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $873.3 million, down 1.8% from the prior year. The sales decrease was primarily due to lower sales volumes (2.5%), partially offset by favorable currency translation (0.6%) and improved pricing (0.1%). Sales in emerging regions increased approximately 9.8% compared with the prior period. Sales in emerging regions were 28.8% of total Grace Construction Products sales in 2010 compared with 25.8% in the prior year. The decline in commercial construction starts and residential housing activity in the advanced economies more than offset gains from continued product penetration in emerging economies.

        In 2010 construction trends varied significantly across regions. Overall construction spending continued to grow in most emerging regions including Latin America, India, Southeast Asia and China. In the United States and certain European countries, construction spending decreased in 2010.

        We continue to invest in the emerging regions through acquisitions, joint ventures and new manufacturing capacity. These investments will expand our global presence and improve our ability to meet demand for our SCC and SBM products.

        Since 2008 the global economic slowdown has negatively affected global construction activity and the demand for GCP products. Sales of our SCC products, which are generally the first to show the impact of declining commercial construction activity because they are usually consumed in the early stages of a project, started their decline in 2008. This decrease was partly offset by higher sales of our SBM products which are generally used in later stages of a project. Sales of both product lines, however, were down in 2009 as global construction activity continued to decline. Sales of SCC products stabilized in 2010 due to growth in the emerging economies, which offset continued declines in certain advanced economies. Sales of SBM products declined further in 2010 reflecting the later use of these products in the building process.

GCP Americas

        Sales decreased in 2010 primarily due to weak customer demand for SBM products in North America, partially offset by improved pricing and new product penetration in both North America and Latin America. Overall, sales in the Americas decreased $10.1 million, or 2.2% from the prior year.

        Sales decreased in 2009 primarily due to volume declines resulting from the global economic slowdown. In response to the slowdown, our customers reduced their production volumes which had a direct negative impact on our sales.

        Sales in North America decreased 6.9% in 2010 and 25.9% in 2009 compared with the prior year reflecting volume declines caused by decreased construction activity. The sharp decline in North American construction that began in 2008 has continued through 2010. Based on U.S. Census Bureau figures, U.S. residential housing starts dropped by approximately 39% in 2009 and increased 6% in 2010. According to McGraw Hill Construction, U.S. commercial construction has decreased significantly, with U.S. starts, measured in square feet of space declining by approximately 46% in 2009 and approximately 16% in 2010. U.S. infrastructure project construction (also called "nonbuilding" construction), measured in constant dollars, was essentially flat in 2008 and trended downward in 2009 ending the year down approximately 4%. For 2010, McGraw Hill estimated that infrastructure project spending, in constant dollars, would be down an additional 3%.

        Sales in Latin America increased 27.3% and 4.4% in 2010 and 2009 respectively compared with the prior year. The increases were primarily due to improved pricing, sales to new customers and better product penetration, partially offset by unfavorable currency translation.

GCP Europe

        Sales decreased 10.5% in 2010 primarily due to continued weak customer demand in Western Europe and Dubai and the effect of severe winter weather on construction activity in North and Central Europe at the beginning and end of 2010. Sales decreased 27.1% in 2009 primarily due to volume declines and unfavorable currency translation partly offset by price increases announced in 2008.

        Beginning in the fourth quarter of 2008 and continuing through 2009, construction activity in Western and Eastern Europe decreased significantly from prior year levels. This decrease resulted in a significant decline in demand for our customers' products. In response to these declines, many of our European customers reduced production and needed less of our products.

        Sales in the Middle East decreased 24.6% in 2010 and 25.4% in 2009. Between 2003 and 2007, the Middle East was one of the world's most dynamic construction markets with a rapid pace of real estate and infrastructure development growth led by the United Arab Emirates (especially Dubai). Since 2007, many major construction projects in this region have been delayed or halted resulting in lower demand for our products in this region.

GCP Asia Pacific

        Sales increased in 2010 by $24.9 million, or 18.5% from the prior year primarily due to higher sales volumes to new and existing customers throughout the region. Sales declined in 2009 primarily due to the adverse effect of currency translation and lower sales volumes in the region's advanced economies partly offset by our 2008 price increases.

        GCP Asia Pacific consists of advanced and emerging economies. Construction activity in each country varies with the strength of the local economy. Much of the growth in construction spending in 2008, 2009 and 2010 has occurred in the emerging regions.

        We have continued to invest in new manufacturing capacity and sales infrastructure in this region during the past three years to expand our presence and build demand for our SCC and SBM products.

Segment Operating Income (SOI) and Margin-Grace Construction Products

(In millions)

        Gross profit percentage for 2010 was 34.8% compared with 36.0% in the prior year. The decrease is primarily due to higher raw materials and logistics costs, partially offset by higher prices. Segment operating income for 2010 was $89.9 million, a decrease of 12.2% compared with the prior year. Lower sales and segment operating income were primarily due to continued weak customer demand in North America and Europe and raw material cost inflation, partially offset by increased sales in emerging regions and cost cutting and restructuring actions taken during the year. Segment operating margin was 10.3% compared with 11.5% in the prior year.

        Segment operating income for 2009 was $102.4 million, a decrease of 33.1% compared with the prior year. Gross profit percentage for 2009 was 36.0% compared with 34.5% in the prior year. Both of these metrics were affected by the favorable impact of price increases, lower raw material costs and effective control of operating expenses, that were more than offset by decreases in sales volumes and unfavorable currency translation. As demand from our customers slowed in 2008 and 2009, we implemented cost reduction initiatives and restructuring actions in all geographic regions to improve our operating margins. We strengthened discretionary cost controls and began reducing our workforce in the first half of 2008. We also reassigned key employees and other resources from declining advanced economies to higher growth regions such as Latin America, India, and Asia Pacific. We implemented a program to rationalize our production facilities, and we sold some redundant assets and two small non-strategic product lines. In 2010, we implemented further cost cutting activities to match our cost structure with our lower level of sales. These actions were designed to provide sustainable improvement in our gross profit and segment operating margins at current sales levels.

Corporate Overview

Corporate Operating Expenses
(In millions)

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Corporate costs for 2010 decreased 9.6% compared with the prior year primarily due to the effective control of operating expenses, the impact of restructuring actions and lower legal costs and insurance premiums, partially offset by higher performance based compensation expenses.

        Corporate costs for 2009 increased 23.5% compared with the prior year primarily due to higher legal costs related to a commercial dispute, higher insurance premiums and planned one-time costs related to an information technology services agreement with IBM entered into in the second quarter of 2009.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Grace Davison, Grace Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense was $77.1 million, $85.6 million and $56.8 million for 2010, 2009 and 2008, respectively. The decrease in expense from 2009 to 2010 was primarily due to better pension plan asset performance in the U.S. in 2009. The increase in expense from 2008 to 2009 was primarily due to the significant decline in pension asset values in 2008.

        In 2010, approximately 25% of our pension plan participants were active employees; approximately 75% were retired or former employees and more than approximately 35% were retired or former employees of divested businesses. As a result, only $24.5 million, or 32%, of total defined benefit pension expense in 2010 related to current service. Approximately 66%, or $50.8 million, of total defined benefit pension expense resulted from the funded status of our plans and the amortization of accumulated actuarial losses.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	2010	2009	2008
	(In millions)
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$17.7	$48.0	$65.8
Legal defense costs	0.1	36.0	31.6
Asbestos administration costs	6.1	7.9	8.2
Provision for environmental remediation related to asbestos	3.7	4.7	8.2
D&O insurance costs related to Chapter 11	3.5	3.3	3.8
Chapter 11 financing related(A):
Translation effects—intercompany loans	25.2	(11.0)	6.9
Value of currency forward contracts—intercompany loans	(25.4)	15.9	(10.7)
Certain other currency translation costs, net	4.3	6.3	5.1
Corporate-owned life insurance income, net	0.1	(1.2)	(3.0)

Chapter 11- and asbestos-related costs, net	$35.3	$109.9	$115.9

Note A:	Due to the bankruptcy, Grace has had significant intercompany loans between its non-U.S. subsidiaries and its U.S. debtor subsidiaries that are not related to its operating activities. In addition, Grace has accumulated significant cash during its bankruptcy. The intercompany loans are expected to be paid when Grace emerges from bankruptcy, and excess cash balances are expected to be used to fund a significant portion of Grace's emergence from bankruptcy. Accordingly, income and expense items related to the intercompany loans and the cash balances are categorized as Chapter 11- and asbestos-related costs, net.

        The decrease in Chapter 11- and asbestos-related costs, net, for 2010 compared with 2009 was primarily due to the conclusion of the Montana criminal proceedings in 2009, lower Chapter 11-related activity, and a decrease in the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.

        We incur numerous other indirect costs to manage our Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

        We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.

Interest Expense

        Interest expense increased in 2010 as compared to 2009 due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        Interest expense decreased in 2009 as compared to 2008 due to reductions in the prime rate, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for 2010, 2009 and 2008 were 3.6%, 3.5%, and 4.7%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        Income tax expense for 2010, 2009 and 2008 was $32.5 million, $11.5 million and $4.3 million, respectively, on income from consolidated operations before income taxes of $239.9 million, $92.7 million and $141.2 million in 2010, 2009 and 2008, respectively.

        Our 2010 effective tax rate of approximately 14% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $43.4 million from the resolution of uncertain tax positions and the expiration of the statute of limitations in certain domestic and foreign jurisdictions, and $11.9 million due to lower taxes in non-U.S. jurisdictions, partly offset by expenses of $5.6 million related to repatriated foreign earnings.

        Our 2009 effective tax rate of approximately 12% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $20.3 million from the resolution of uncertain tax positions and $9.3 million due to lower taxes in non-U.S. jurisdictions, partly offset by a provision of $2.1 million for expense related to repatriated foreign earnings and $5.9 million for nondeductible expenses related to Chapter 11.

        Our 2008 effective tax rate of approximately 3% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $14.5 million for valuation allowance adjustments, $12.2 million for lower taxes in non-U.S. jurisdictions, $11.9 million (net) related to dispositions of investments, and $10.6 million for the net reductions of the liability for uncertain tax positions, partly offset by a provision of $4.5 million for nondeductible Chapter 11-related expenses.

        See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2010. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 13 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on December 31, 2010, we would have required approximately $600 million of new financing to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities. In preparation for emergence, in 2010 and 2009 we repatriated approximately $119 million and $173 million, respectively, from our non-U.S. subsidiaries to fund payment of bankruptcy claims.

Cash Resources and Available Credit Facilities

        At December 31, 2010, we had available liquidity of $1,051.3 million, consisting of $1,015.7 million in cash and cash equivalents (approximately $800.3 million in the U.S.), and approximately $35.6 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) credit facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At December 31, 2010, we held $97.8 million in restricted cash and cash equivalents primarily to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

        Our non-U.S. credit facilities are extended to various subsidiaries and used by them to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our largest non-U.S. credit facility is in Germany and is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. During the fourth quarter, we drew $19.7 million under this facility. Most of our other credit facilities are unsecured and are offered subject to annual review and renewal.

        The following table summarizes our non-U.S. credit facilities as of December 31, 2010:

Credit Facilities	Maximum Borrowing Amount	Available Liquidity	Expiration Date
	(In millions)
Country
Germany	$65.7	$29.2	12/31/11
Other countries	11.3	6.4	Various through 2011

Total	$77.0	$35.6

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net cash provided by operating activities	$327.7	$433.4	$15.0
Net cash provided by (used for) investing activities	(244.9)	26.1	(31.1)
Net cash provided by (used for) financing activities	41.5	(41.3)	0.6
Effect of currency exchange rate changes on cash and cash equivalents	(1.6)	14.7	(4.9)

Increase (decrease) in cash and cash equivalents	122.7	432.9	(20.4)
Cash and cash equivalents, beginning of period	893.0	460.1	480.5

Cash and cash equivalents, end of period	$1,015.7	$893.0	$460.1

        Net cash provided by operating activities in 2010 benefited from improved segment operating income, lower Chapter 11- and asbestos- related costs, net and lower restructuring expenses, offset by a $15.6 million investment in working capital. The prior year benefited from a $149.5 million reduction in working capital. Cash used for investing activities in 2010 includes a transfer of $97.8 million of cash to restricted cash and cash equivalents, and $34.7 million of business acquisitions. The prior year included proceeds of $68.2 million from the termination of life insurance policies, proceeds of $40.6 million from sales of product lines and proceeds of $22.5 million from the sales of investment and debt securities. Net cash provided by financing activities in 2010 increased compared with the prior year primarily due to borrowings under credit agreements and higher proceeds from the exercise of stock options. The prior year included dividends paid to noncontrolling interests in consolidated entities.

        Net cash provided by operating activities in 2009 benefited from a working capital reduction of $149.5 million. Net cash provided by operating activities in 2008 includes a payment of $252 million to the Environmental Protection Agency ("EPA") in settlement of the EPA's cost recovery claims related to environmental remediation activities in Libby, Montana. Net cash provided by investing activities in 2009 compared with the prior year increased primarily due to proceeds of $68.2 million from the termination of life insurance policies, proceeds of $40.6 million from sales of product lines, partially offset by lower proceeds from the sales of investment and debt securities. Net cash used for financing activities in 2009 decreased compared with the prior year primarily due to dividend payments to noncontrolling interests and reduced proceeds from the exercise of stock options.

Debt and Other Contractual Obligations

        Total debt outstanding at December 31, 2010 was $951.3 million, including $385.3 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.1 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2010. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        Set forth below are our contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	Thereafter
	(In millions)
Operating commitments(2)	$49.3	$43.1	$6.2	$—
Debt	39.9	37.0	2.9	—
Capital leases	3.7	0.8	2.9	—
Operating leases	77.6	22.4	41.6	13.6
Pension funding requirements per ERISA(3)	402.0	65.8	266.2	70.0
Pension funding requirements for non-U.S. pension plans(4)	61.4	11.2	36.9	13.3

Total Contractual Obligations	$633.9	$180.3	$356.7	$96.9

(1)
Excludes liabilities subject to compromise, as we are not able to determine when these amounts will ultimately be settled. We expect that a large portion of these liabilities will be settled when we emerge from Chapter 11.

(2)
Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days or obligations to employees under annual or long-term incentive programs. In November 2010, we entered into an agreement with a supplier to purchase set quantities of certain raw materials, annually, over a three year period beginning in 2012. The pricing is based on defined terms in the agreement. The agreement is cancelable at our option after the first year subject to cancelation penalties.

(3)
Based on the U.S. qualified pension plans' status as of December 31, 2010, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been included.

(4)
Based on the non-U.S. pension plans' status as of December 31, 2010, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.

        See Note 13 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

        See Note 11 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $12.4 million, $11.8 million and $12.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans for our employees in the U.S. and a number of other countries, including Canada, the U.K. and Germany, and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)			Underfunded Pension Plans(1)			Unfunded Pension Plans(2)
Funded Status of Pension Plans	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In millions)
Projected benefit obligation	$196.1	$214.2	$169.4	$1,137.4	$1,040.4	$960.8	$282.5	$276.5	$249.6
Fair value of plan assets	231.7	250.9	218.0	753.4	668.2	568.5	—	—	—

Funded status (PBO basis)	$35.6	$36.7	$48.6	$(384.0)	$(372.2)	$(392.3)	$(282.5)	$(276.5)	$(249.6)

Benefits paid	$(10.9)	$(10.8)	$(10.7)	$(62.7)	$(61.7)	$(61.5)	$(12.6)	$(12.7)	$(12.4)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $35.6 million as of December 31, 2010, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $384.0 million as of December 31, 2010, of which $0.1 million is included in current liabilities and $383.9 million is included in noncurrent liabilities. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $282.5 million at December 31, 2010 is unfunded, of which $12.8 million is included in current liabilities and $269.7 million is included in noncurrent liabilities. The combined balance of the underfunded and unfunded plans was $666.5 million as of December 31, 2010 and is presented as a liability on the Consolidated Balance Sheets as follows: $12.9 million in "other current liabilities;" $539.8 million included in "underfunded and unfunded defined benefit pension plans"; and $113.8 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        At the December 31, 2010 measurement date for the U.S. advance-funded plans, the PBO was approximately $1,086 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 5.25% discount rate as of December 31, 2010) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the U.S. advance-funded plans, approximately 83% are retired or former employees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2010 were approximately $719 million, or approximately $367 million less than the measured obligation.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

Cash Contributions to Defined Benefit Pension Plans	2010	2009	2008
	(In millions)
U.S. advance-funded plans	$45.9	$37.8	$49.1
U.S. pay-as-you-go plans	5.5	5.3	5.1
Non-U.S. advance-funded plans	4.8	10.8	6.2
Non-U.S. pay-as-you-go plans	7.1	7.5	7.3

Total Cash Contributions	$63.3	$61.4	$67.7

        We expect to fund our U.S. advance-funded plans with a minimum of approximately $66 million in 2011 based on funding requirements determined in mid-2010. On February 18, 2011, we filed a motion with the Bankruptcy Court to make an accelerated contribution of up to an additional $180 million in 2011.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $11.9 million to these plans in 2010.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $4.9 million in 2010, compared with $6.7 million in 2009. We received Medicare subsidy payments of $1.4 million and $3.1 million in 2010 and 2009, respectively. Our recorded liability for postretirement benefits of $70.2 million at December 31, 2010 is stated at net present value discounted at 4.75%. Under our proposed Joint Plan, these benefits would continue.

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

Inflation

        We operate in international economies with both inflation and currency risks. While the inflation rate in the U.S. and other advanced economies had been modest and predictable for several years, it was neither in 2008 and 2009. Commodity prices rose rapidly in 2008, peaked in November 2008, and then declined rapidly before stabilizing in the fourth quarter of 2009. As a result, we experienced a general decrease in the cost of raw materials and energy used in 2009 to produce our products.

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

        In January 2010, the Venezuelan government announced a devaluation of the bolivar in an effort to stabilize the economy. Venezuela announced that the fixed official rate would be devalued from the official exchange rate in place since 2003 of 2.15 per USD to a dual rate that sets the bolivar at 4.30 per USD for non-essential items and 2.60 per USD for food, medicine and education. During 2010, we used the rate of 4.30 per USD to record our bolivar denominated transactions and for remeasurement.

        In December 2010, the Venezuelan government announced that it was eliminating the 2.60 per USD rate. We expect to continue to use the official rate of 4.30 to record our bolivar denominated transactions in 2011. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our sales in 2010. Total assets in Venezuela accounted for less than 1% of our total consolidated assets at December 31, 2010. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

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

        Our liability for asbestos-related matters has had a material impact on our financial condition and results of operations, and future changes in such liability, if required, will likely lead to material adjustments to the Consolidated Financial Statements. We expect the ultimate resolution cost of this obligation to have a material impact on our liquidity and capital resources.

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

        Under the Prior Plan, it is a condition to confirmation that the bankruptcy court shall conclude that the amount necessary to fund all pending and future asbestos personal injury claims and property damage claims (and trust administration costs and expenses) is not greater than $1,613 million. This amount was based in part on our 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from the Zonolite® attic insulation litigation, (4) proposed claim payments reflected in the Prior Plan, and (5) the cost of trust administration and litigation. This condition precedent is the basis for our currently recorded asbestos-related liability.

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

        As described in Note 2 to the Consolidated Financial Statements, the Joint Plan contemplates that two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos related personal injury claims would be channeled for resolution to one asbestos trust and all asbestos-related property damage claims would be channeled to another asbestos trust. We expect to measure certain of the forms of consideration that we would use to fund the asbestos trusts under the Joint Plan as follows:

  •
  Warrants—The warrants would be recorded in our Consolidated Financial Statements at fair value on the effective date of the Joint Plan as an increase to warrant liability and a decrease in our asbestos related liability. The value of the warrants would be calculated using inputs such as risk-free borrowing rates, the market price of Grace common stock underlying the warrants and the expected volatility of Grace common stock prices.

  •
  Deferred payments—We would record a liability for the present value of the future cash payments to be made from 2019 to 2033, and a decrease in our asbestos related liability. We would estimate this value using a discount rate that is impacted by many factors including: (i) interest rates at the effective date of the Joint Plan; (ii) our credit standing and the payment period of the deferred payments, (iii) restrictive covenants and terms of our other credit facilities; (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock; and (v) the subordination provisions of the deferred payment agreement.

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

        We provided proforma and prospective financial information for the Joint Plan in the exhibits to the Joint Plan in compliance with the requirements of the Bankruptcy Code. That proforma and prospective financial information is not included in or incorporated into this Report. We also provided updated pro forma information on March 10, 2010 and expect to provide further updated pro forma information on or about February 25, 2011.

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

Goodwill

        We review our goodwill for impairment on an annual basis at November 30 and whenever events or a change in circumstances indicate that the carrying amount may not be fully recoverable. We test our goodwill for impairment at the reporting unit level which is one level below an operating segment. Our Davison operating segment has five reporting units for goodwill impairment testing referred to as Refining Technology, Hydroprocessing, Materials & Packaging Technologies, Specialty Catalysts and Discovery Sciences. Our GCP operating segment has three reporting units referred to as GCP Americas, GCP Europe and GCP Asia.

        We test goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units utilizing a combination of the market approach and the income approach. Under the market approach, we apply estimated valuation multiples derived from benchmark companies to operating data from each of our reporting units. Under the income approach, we estimated the discounted future cash flows for each reporting unit. Key assumptions that we use in the income approach are: (a) expected future cash flows into perpetuity (including an estimate of terminal value); (b) growth assumptions based on anticipated future growth rates and (c) discount rates based on analysis of peer companies.

        Based on the results of our November 30, 2010 analysis, there was no indication of impairment.

        A 20% change in the estimated future cash flows or in the discount rate would not have caused a goodwill impairment to be recognized by the Company for any of its reporting units as of November 30, 2010. Impairment of goodwill could occur in the future if we do not achieve expected revenue targets, expected future cash flows decrease or if reporting unit carrying values change materially compared with changes in respective fair values.

Pension and Other Postretirement Benefits Expenses and Liabilities

        We sponsor defined benefit pension plans for our employees in the United States and a number of other countries, including Canada, the United Kingdom and Germany, and fund government sponsored programs in other countries where we operate. See Note 11 to the Consolidated Financial Statements for a detailed discussion of our pension plans and other postretirement benefit plans.

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

        The two key assumptions used in determining our pension benefit obligations and pension expense are the discount rate and expected return on plan assets. Our most significant pension assets and pension liabilities relate to U.S. pension plans.

        The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. pension plans, the assumed discount rate was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

        The expected return on plan assets for the U.S. qualified pension plans for 2010 was based on a comparison to historical actual returns and benchmark data. We looked at the trailing 20-year and 25-year returns on the plan portfolio under the equity to fixed income allocation in effect at the beginning of the year to determine a weighted-average rate of return based on historical data. These results were then compared with historical returns of balanced fund indices, as provided by our independent actuaries. The balanced fund indices are composites of the S&P 500 and the Barclays Capital Gov't/Credit indices. We evaluated the estimated rates and selected a rate that we believed to be reasonable and submitted that rate for review by our independent actuaries for reasonableness.

        The following table reflects the sensitivity of 2011 pre-tax expense and our year-end projected benefit obligation, or PBO, to a change in the discount rate and expected rate of return on plan assets assumptions for the U.S. pension plans:

Change in Assumption	Effect on 2011 Pre-Tax Pension Expense	Effect on December 31, 2010 PBO
	(In millions)
25 basis point decrease in discount rate	$1	$30
25 basis point increase in discount rate	(1)	(30)
25 basis point decrease in expected return on plan assets	2	—
25 basis point increase in expected return on plan assets	(2)	—

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

        Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided for such deferred tax assets. As of December 31, 2010, we have recorded net deferred tax assets before valuation allowances of approximately $960.6 million and a valuation allowance on net deferred tax assets of approximately $104.6 million of which $103.0 million is related to state deferred tax assets and $1.6 million to foreign net operating losses. The net deferred tax assets were approximately $856.0 million.

        We considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, as well as prudent and feasible tax planning strategies in assessing the need for a valuation allowance. We concluded that a valuation allowance is not required with respect to U.S. federal deferred tax assets of approximately $824 million because we believe we will have sufficient U.S. taxable income after emergence from bankruptcy to realize all future available tax deductions prior to their expiration. If federal taxable income is lower than expected and we were to determine that we would be unable to realize a portion of our net federal deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be expensed to earnings in the period such determination was made.

        We also considered the need for a valuation allowance on state deferred tax assets. We concluded that a full valuation allowance is appropriate with respect to such tax assets since substantially more taxable income must be generated within a shorter period of time to utilize the U.S. state deferred tax assets than is required to utilize the U.S. federal deferred tax assets because of existing state NOLs. Approximately $5.1 billion in taxable income must be generated to utilize the U.S. state deferred tax assets whereas approximately $2.4 billion is required to utilize U.S. federal deferred tax assets. Moreover, state carry forward periods are generally shorter than the federal 20-year period. If state taxable income is higher than expected and we were to determine that we would be able to realize a portion of our net state deferred tax assets in the future, for which there is currently a valuation allowance, an adjustment to the net deferred tax assets would be a benefit to earnings in the period such determination was made.

Recent Accounting Pronouncements

        See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

W. R. GRACE & CO. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2010

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$9.6	$2.1	$(3.1)	$0.1	$8.7
Allowances for long-term receivables	—	—	—	—	—
Valuation allowance for deferred tax assets(2)	107.8	(3.2)	—	—	104.6
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	148.4	4.5	(8.0)	(0.9)	144.0
Reserves for retained obligations of divested businesses	36.2	(2.0)	(0.3)	—	33.9

For the Year Ended December 31, 2009

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.7	$4.3	$(1.3)	$(0.1)	$9.6
Allowances for long-term receivables	—	—	—	—	—
Valuation allowance for deferred tax assets(2)	132.0	(9.1)	(15.1)	—	107.8
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	152.2	4.4	(7.7)	(0.5)	148.4
Reserves for retained obligations of divested businesses	35.1	1.4	(0.3)	—	36.2

For the Year Ended December 31, 2008

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.9	$2.2	$(2.6)	$0.2	$6.7
Allowances for long-term receivables	—	—	—	—	—
Valuation allowance for deferred tax assets	143.0	(11.0)	—	—	132.0
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	394.7	14.6	(256.9)	(0.2)	152.2
Reserves for retained obligations of divested businesses	36.2	—	(1.1)	—	35.1

(1)
Various miscellaneous adjustments against reserves and effects of currency translation

(2)
The changes in the valuation allowance from December 31, 2009 to 2010 and 2008 to 2009 primarily represent reductions in the valuation allowance related to the utilization and expiration of state net operating losses.