Form 10-Q
period 2011-03-31
W R GRACE & CO
filed 2011-05-06
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.01 par value per share	73,436,741 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2011, and the related consolidated statements of operations, comprehensive income, and equity (deficit) for the three-month periods ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
May 6, 2011

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$695.7	$614.9
Cost of goods sold	443.9	401.2

Gross profit	251.8	213.7
Selling, general and administrative expenses	129.3	122.5
Restructuring expenses and related asset impairments	0.2	2.2
Research and development expenses	15.6	15.3
Defined benefit pension expense	16.5	19.8
Interest expense and related financing costs	10.4	9.9
Chapter 11 expenses, net of interest income	5.8	6.5
Equity in earnings of unconsolidated affiliates	(3.5)	(5.1)
Other (income) expense, net	(2.0)	2.4

Total costs and expenses	172.3	173.5

Income before income taxes	79.5	40.2
Benefit from (provision for) income taxes	(25.5)	16.5

Net income	54.0	56.7
Less: Net loss (income) attributable to noncontrolling interests	0.2	(0.4)

Net income attributable to W. R. Grace & Co. shareholders	$54.2	$56.3

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.74	$0.78
Weighted average number of basic shares	73.2	72.4
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.72	$0.76
Weighted average number of diluted shares	75.1	74.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$54.0	$56.7
Reconciliation to net cash used for operating activities:
Depreciation and amortization	29.2	29.5
Equity in earnings of unconsolidated affiliates	(3.5)	(5.1)
(Benefit from) provision for income taxes	25.5	(16.5)
Income taxes (paid), net of refunds	(23.9)	(6.9)
Defined benefit pension expense	16.5	19.8
Payments under defined benefit pension arrangements	(207.3)	(13.3)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(37.8)	(19.6)
Inventories	(38.5)	(20.6)
Accounts payable	45.4	26.1
Other accruals and non-cash items	(40.0)	(55.7)

Net cash used for operating activities	(180.4)	(5.6)

INVESTING ACTIVITIES
Capital expenditures	(23.4)	(17.9)
Transfer to restricted cash and cash equivalents	(0.6)	(77.0)
Other investing activities	(0.1)	—

Net cash used for investing activities	(24.1)	(94.9)

FINANCING ACTIVITIES
Repayments under credit arrangements	(3.2)	(7.2)
Proceeds from exercise of stock options	1.9	4.3
Other financing activities	1.6	(0.8)

Net cash provided by (used for) financing activities	0.3	(3.7)

Effect of currency exchange rate changes on cash and cash equivalents	7.9	(5.9)

Decrease in cash and cash equivalents	(196.3)	(110.1)
Cash and cash equivalents, beginning of period	1,015.7	893.0

Cash and cash equivalents, end of period	$819.4	$782.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$819.4	$1,015.7
Restricted cash and cash equivalents	98.4	97.8
Trade accounts receivable, less allowance of $7.0 (2010—$7.0)	429.5	380.8
Accounts receivable—unconsolidated affiliates	16.8	5.3
Inventories	303.6	259.3
Deferred income taxes	53.7	54.7
Other current assets	97.1	90.6

Total Current Assets	1,818.5	1,904.2
Properties and equipment, net of accumulated depreciation and amortization of $1,737.7 (2010—$1,675.2)	713.0	702.5
Goodwill	129.2	125.5
Deferred income taxes	839.0	845.0
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	32.8	35.6
Investments in unconsolidated affiliates	59.4	56.4
Other assets	96.0	102.5

Total Assets	$4,187.9	$4,271.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$34.0	$37.0
Debt payable—unconsolidated affiliates	2.4	2.3
Accounts payable	257.5	207.1
Accounts payable—unconsolidated affiliates	6.7	8.5
Other current liabilities	273.8	278.0

Total Current Liabilities	574.4	532.9
Debt payable after one year	2.6	2.9
Debt payable—unconsolidated affiliates	14.3	12.6
Deferred income taxes	35.1	34.6
Underfunded and unfunded defined benefit pension plans	337.6	539.8
Other liabilities	42.4	43.6

Total Liabilities Not Subject to Compromise	1,006.4	1,166.4
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	918.8	911.4
Income tax contingencies	93.6	93.8
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	141.9	144.0
Postretirement benefits	180.2	181.1
Other liabilities and accrued interest	142.8	143.8

Total Liabilities Subject to Compromise	3,177.3	3,174.1

Total Liabilities	4,183.7	4,340.5

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2011—73,307,969 (2010—73,120,357)	0.7	0.7
Paid-in capital	457.0	455.9
Retained earnings	85.9	31.7
Treasury stock, at cost: shares: 2011—3,671,791; (2010—3,859,403)	(43.7)	(45.9)
Accumulated other comprehensive loss	(502.4)	(518.1)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(2.5)	(75.7)
Noncontrolling interests	6.7	6.9

Total Equity (Deficit)	4.2	(68.8)

Total Liabilities and Equity (Deficit)	$4,187.9	$4,271.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)
Net income	—	56.3	—	—	0.4	56.7
Stock plan activity	1.5	—	3.7	—	—	5.2
Other comprehensive income (loss)	—	—	—	(6.1)	0.3	(5.8)

Balance, March 31, 2010	$448.1	$(119.1)	$(52.2)	$(520.6)	$9.4	$(234.4)

Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)
Net income (loss)	—	54.2	—	—	(0.2)	54.0
Stock plan activity	1.1	—	2.2	—	—	3.3
Other comprehensive income	—	—	—	15.7	—	15.7

Balance, March 31, 2011	$457.7	$85.9	$(43.7)	$(502.4)	$6.7	$4.2

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Net income	$54.0	$56.7

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	13.2	2.3
Currency translation adjustments	1.8	(6.2)
Gain (loss) from hedging activities, net of income taxes	0.7	(2.2)

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	15.7	(6.1)
Total other comprehensive income attributable to noncontrolling interests	—	0.3

Total other comprehensive income (loss)	15.7	(5.8)

Comprehensive income	$69.7	$50.9

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

        Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11 Information)

        Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2010 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the three-month interim period ended March 31, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011.

        Reclassifications    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2011 presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

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

        Effect of New Accounting Standards—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2010-06 "Improving Disclosures about Fair Value Measurements". This update provides additional guidance and expands the disclosure requirements related to transfers of assets in and out of Levels 1 and 2 as well as the activity for Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 for further discussion of Accounting Standard Codification ("ASC") 820.

        In December 2010, the FASB issued ASU 2010-29 "Disclosure of Supplementary Pro Forma Information for Business Combinations". This update provides additional guidance and expands the disclosure requirements related to business combinations that occurred in the reporting period. The

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

new disclosures and clarifications of existing disclosures are effective for the first annual reporting period beginning on or after December 15, 2010. Grace adopted these updates in 2011.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein as amended to date, (the "Joint Plan"). The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming this Joint Plan. In order to become effective, the confirmation order must be affirmed by the U.S. District Court (the "District Court") and all other conditions to the effective date set forth in the Joint Plan must be satisfied or waived.

        Plans of Reorganization    On November 13, 2004, Grace filed a proposed plan of reorganization with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Prior Plan") and related documents to address certain objections of creditors and other interested parties. At the time it was filed, the Prior Plan was supported by the committee representing general unsecured creditors and the Equity Committee, but was not supported by the PI Committee, the PD Committee or the PI FCR. At the time of filing of the Prior Plan, the PD FCR had not been appointed.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

transfer claims against Fresenius, as further described below (the "Fresenius Settlement"). The Sealed Air Settlement and the Fresenius Settlement have been approved by the Bankruptcy Court but remain subject to the fulfillment of specified conditions.

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the District Court. All classes of creditors entitled to vote accepted the Joint Plan as of May 20, 2009. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan and overruling all objections. In order to become effective, the confirmation order must be affirmed by the District Court, and all other conditions for effectiveness set forth in the Joint Plan must be satisfied or waived.

        Eleven parties filed appeals in the District Court challenging the Bankruptcy Court order confirming the Joint Plan. If those appeals are resolved adversely to Grace and the other Joint Plan proponents by the District Court or an appellate court, certain conditions to the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement, might not be satisfied and potential lenders might not be willing to provide the new financing that Grace requires to fund the Joint Plan. The decision of the District Court and resolution of any further appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

        The Joint Plan is designed to address all pending and future asbestos-related claims and demands and all other pre-petition claims as outlined respectively therein. However, it is possible that the Bankruptcy Court order confirming the Joint Plan will not be affirmed by the District Court or, if affirmed, could be subject to further appeals that reverse affirmance or result in a remand. In either instance, and if the Joint Plan cannot be amended to address the deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under a different plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock would be significantly affected by the amount of Debtors' asbestos-related liability established under a different plan of reorganization.

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately an additional $120 million. The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the District Court. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

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

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003, bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2011, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a Bankruptcy Court order that was reversed by an order of the District Court on September 29, 2009. As of March 31, 2011, of the approximately 3,300 non-asbestos claims filed, approximately 1,925 have been expunged or withdrawn by claimants, approximately 1,185 have been resolved, and an additional approximately 190 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of March 31, 2011, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of March 31, 2011, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        On March 2, 2010, Grace terminated its debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support existing and new financial assurances. On February 28, 2011, Grace renewed the letter of credit facility for another year.

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2011, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at March 31, 2011, was $1,393.3 million comprised of $115.0 million in cash from Fresenius and $1,278.3 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2011	December 31, 2010
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	885.5	878.5
Environmental contingencies	141.9	144.0
Unfunded special pension arrangements	120.0	119.5
Income tax contingencies	93.6	93.8
Postretirement benefits other than pension	69.6	70.2
Drawn letters of credit plus accrued interest	33.3	32.9
Accounts payable	31.1	31.1
Retained obligations of divested businesses	29.5	28.6
Other accrued liabilities	82.2	84.1
Reclassification to current liabilities(1)	(9.4)	(8.6)

Total Liabilities Subject to Compromise	$3,177.3	$3,174.1

(1)
As of March 31, 2011 and December 31, 2010, approximately $9.4 million and $8.6 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2011.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(346.2)
Expense/(income) items:
Interest on pre-petition liabilities	480.1
Employee-related accruals	101.8
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	334.8
Provision for income tax contingencies	(72.1)
Balance sheet reclassifications	(35.1)

Balance, end of period	$3,177.3

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the three month periods ended March 31, 2011 and 2010 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $120 million greater than the interest currently accrued. The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the U.S. District Court.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2011	2010
Legal and financial advisory fees	$6.0	$6.5
Interest income	(0.2)	—

Chapter 11 expenses, net of interest income	$5.8	$6.5

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Three Months Ended March 31,
(In millions) (Unaudited)	2011	2010
Net sales, including intercompany	$314.3	$269.4

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	183.8	174.4
Selling, general and administrative expenses	64.6	60.5
Defined benefit pension expense	11.6	15.1
Depreciation and amortization	16.9	16.9
Chapter 11 expenses, net of interest income	5.8	6.5
Research and development expenses	9.0	8.9
Interest expense and related financing costs	9.8	9.6
Restructuring expenses	0.2	1.2
Other income, net	(14.0)	(18.5)

	287.7	274.6

Income (loss) before income taxes and equity in net income of non-filing entities	26.6	(5.2)
Benefit from (provision for) income taxes	(9.9)	21.9

Income before equity in net income of non-filing entities	16.7	16.7
Equity in net income of non-filing entities	37.5	39.6

Net income attributable to W. R. Grace & Co. shareholders	$54.2	$56.3

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Three Months Ended March 31,
(In millions) (Unaudited)	2011	2010
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$54.2	$56.3
Reconciliation to net cash used for operating activities:
Depreciation and amortization	16.9	16.9
Equity in net income of non-filing entities	(37.5)	(39.6)
(Benefit from) provision for income taxes	9.9	(21.9)
Income taxes (paid), net of refunds	(15.4)	—
Defined benefit pension expense	11.6	15.1
Payments under defined benefit pension arrangements	(204.5)	(10.1)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(21.6)	(31.5)
Inventories	(16.5)	(11.9)
Accounts payable	24.2	17.6
Other accruals and non-cash items	(13.3)	(31.6)

Net cash used for operating activities	(192.0)	(40.7)

Investing Activities
Capital expenditures	(13.3)	(11.4)
Other	0.2	(75.2)

Net cash used for investing activities	(13.1)	(86.6)

Net cash provided by (used for) financing activities	(1.3)	4.0

Net decrease in cash and cash equivalents	(206.4)	(123.3)
Cash and cash equivalents, beginning of period	787.2	685.5

Cash and cash equivalents, end of period	$580.8	$562.2

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$580.8	$787.2
Restricted cash and cash equivalents	74.3	74.5
Trade accounts receivable, net	120.9	99.3
Accounts receivable—unconsolidated affiliates	15.8	4.4
Receivables from non-filing entities, net	87.9	106.8
Inventories	120.3	103.8
Other current assets	57.0	56.4

Total Current Assets	1,057.0	1,232.4
Properties and equipment, net	404.2	407.2
Deferred income taxes	800.4	806.2
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	383.0	359.4
Investment in non-filing entities	304.8	254.3
Overfunded defined benefit pension plans	0.3	0.3
Investment in unconsolidated affiliates	59.4	56.4
Other assets	77.1	83.5

Total Assets	$3,586.2	$3,699.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $5.9 due to an unconsolidated affiliate) (2010—$6.3)	$202.9	$183.5
Underfunded defined benefit pension plans	159.7	367.7
Other liabilities (including $14.3 due to an unconsolidated affiliate) (2010—$12.6)	48.7	50.0

Total Liabilities Not Subject to Compromise	411.3	601.2
Liabilities Subject to Compromise	3,177.3	3,174.1

Total Liabilities	3,588.6	3,775.3
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(2.5)	(75.7)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	(2.4)	(75.6)

Total Liabilities and Equity (Deficit)	$3,586.2	$3,699.7

        In addition to Grace's financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. These

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

statements and schedules are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of March 31, 2011, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 395 of such claims for an aggregate allowed amount of $146.8 million.

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

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the District Court, but that request was denied. In the event the Joint Plan is not affirmed, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of March 31, 2011 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of March 31, 2011, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos-related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at March 31, 2011, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and March 31, 2011 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of March 31, 2011 and December 31, 2010, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        If the Joint Plan is not affirmed by the District Court or, if affirmed, is subject to further appeals that reverse affirmance or result in a remand, and if the Joint Plan cannot be amended to address the deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

        Excluding settlement agreements that are dependent upon the effectiveness of the Joint Plan, Grace has no agreements in place with insurers with respect to approximately $483.0 million of excess coverage. Such policies are at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Prior Plan was approved at the recorded asbestos-related liability of $1,700.0 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage will be available on terms that are substantially similar to the existing settlement agreements described above. Grace believes that any allowed ZAI claims also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

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

        As of March 31, 2011, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2011 and December 31, 2010:

(In millions)	March 31, 2011	December 31, 2010
Raw materials	$70.3	$60.8
In process	37.3	30.9
Finished products	159.7	136.2
Other	36.3	31.4

	$303.6	$259.3

Notes to Consolidated Financial Statements (Continued)

5. Debt

Components of Debt

(In millions)	March 31, 2011	December 31, 2010
Debt payable within one year	$34.0	$37.0

Debt payable after one year
Other long-term borrowings	$2.6	$2.9

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	385.5	378.5
Drawn letters of credit	26.1	26.1
Accrued interest on drawn letters of credit	7.2	6.8

	$918.8	$911.4

Weighted average interest rates on total debt	3.4%	3.4%

        At March 31, 2011, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $34.0 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At March 31, 2011, the carrying value of Grace's bank debt subject to compromise plus interest was $918.8 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At March 31, 2011, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2011, the contract volume, or notional amount, of the commodity contracts was 2.6 million MMBtu (million British thermal units) with a total contract value of $12.3 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until March 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2011, the contract volume, or notional amount, of the commodity contracts was 3.1 million pounds with a total contract value of $3.4 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of March 31, 2011, the total notional amount related to the remaining outstanding currency forward contracts was €246.7 million. These derivatives are not designated as hedging instruments under ASC 815.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at March 31, 2011 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$8.3	$—	$8.3	$—
Commodity derivatives	0.5	—	0.5	—

Total Assets	$8.8	$—	$8.8	$—

Liabilities
Currency derivatives	$8.5	$—	$8.5	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$9.0	$—	$9.0	$—

	Fair Value Measurements at December 31, 2010 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$16.9	$—	$16.9	$—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$17.2	$—	$17.2	$—

Liabilities
Currency derivatives	$0.7	$—	$0.7	$—
Commodity derivatives	0.9	—	0.9	—

Total Liabilities	$1.6	$—	$1.6	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at March 31, 2011 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.5	Other current liabilities	$0.5
Currency contracts	Other current assets	0.3	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.9	Other current liabilities	8.5
Currency contracts	Other assets	6.1	Other liabilities	—

Total derivatives		$8.8		$9.0

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.3	Other current liabilities	$0.9
Currency contracts	Other current assets	0.1	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	5.5	Other current liabilities	0.7
Currency contracts	Other assets	11.3	Other liabilities	—

Total derivatives		$17.2		$1.6

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

losses initially recognized in other comprehensive income (loss) ("OCI") for the three month periods ended March 31, 2011 and 2010:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	0.1	Cost of goods sold	(0.9)

Total derivatives	$0.2		$(0.9)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(16.5)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(3.6)	Cost of goods sold	(0.3)

Total derivatives	$(3.6)		$(0.2)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$19.3

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at March 31, 2011 and December 31, 2010.

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

7. Income Taxes

        As of March 31, 2011, the income tax provision on 2011 forecasted income before discrete items was estimated to be 32.5% as compared to 33.0% for the same period in the prior year.

        The income tax provision for the period ended March 31, 2010 included a settlement relating to the carryback of remaining net operating losses from 1998 to the tax years 1990 through 1996 that resulted in a refund. Grace recorded a tax benefit in the amount of $16.9 million related to the settlement in March 2010. The recorded tax benefit included an estimate of interest payable to Grace that exceeds the IRS estimate by approximately $4.7 million. Grace maintains that its calculation of the interest payable to Grace is correct and has filed a claim for refund under the principles of interest netting for the additional interest.

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007 - 2009	None
United States—State	1997 - 2009	None
Germany	2006 - 2008	2009
United Kingdom	None	2003 - 2009
Singapore	None	2002 - 2009
France	None	2007 - 2009
Canada	2002 - 2005	2006 - 2009

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $33.5 million to $65.6 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $11.5 million.

  2.
  On December 3, 2010, Grace and the Commissioner of the Department of Revenue for the Commonwealth of Massachusetts entered into a settlement agreement resolving all claims for prepetition taxes and interest for the taxable years 1990 through 1999 for approximately $15.0 million. The settlement was approved by the U.S. Bankruptcy Court on January 6, 2011 and Grace made the payment to the Commonwealth of Massachusetts on January 24, 2011.

  3.
  As a result of the expected resolution of examination issues and settlements with U.S. federal and state tax authorities, Grace believes it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next twelve months by up to $5.7 million.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $22.9 million ($14.9 million net of applicable tax benefits) and $22.5 million ($14.6 million net of applicable tax benefits) as of March 31, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	March 31, 2011	December 31, 2010
Overfunded defined benefit pension plans	$32.8	$35.6

Underfunded defined benefit pension plans	(175.0)	(383.9)
Unfunded defined benefit pension plans	(162.6)	(155.9)

Total underfunded and unfunded defined benefit pension plans	(337.6)	(539.8)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(114.2)	(113.8)
Pension liabilities included in other current liabilities	(13.6)	(12.9)

Net funded status	$(432.6)	$(630.9)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $32.8 million as of March 31, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $465.4 million as of March 31, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.6 million in "other current liabilities;" $337.6 million included in "underfunded and unfunded defined benefit pension plans", of which $175.0 million relates to underfunded plans and $162.6 million relates to unfunded plans; and $114.2 million in "liabilities subject to compromise."

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

        At the December 31, 2010 measurement date for Grace's defined benefit pension plans, the PBO was approximately $1,616 million as measured under U.S. GAAP. The PBO basis reflects the present value (using a 5.25% discount rate for U.S. plans and a 5.45% weighted average discount rate for non-U.S. plans as of December 31, 2010) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.25% as of December 31, 2010 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2011, Grace did not change the discount rate for the U.S. qualified pension plans from the 5.25% rate in effect at December 31, 2010. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2010. Based on review of the yield curve analyses for these plans as of March 31, 2011, Grace changed the discount rate for Germany from 5.00% at December 31, 2010 to 5.25% at March 31, 2011, and for Canada from 5.50% at December 31, 2010 to 5.75% at March 31, 2011. Grace did not change the discount rate for the United Kingdom from the 5.50% rate in effect at December 31, 2010. The funded status as of March 31, 2011 reflects a decrease in total liabilities of approximately $9 million as compared to December 31, 2010, resulting from the change in discount rates (including the postretirement plan).

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

        For 2011 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 9.75%. The rate of increase is assumed to decrease gradually to 5% through 2020 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

	Three Months Ended March 31,
	2011			2010
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.7	$2.2	$0.1	$4.4	$2.0	$0.1
Interest cost	15.3	5.6	0.8	15.7	5.5	0.9
Expected return on plan assets	(16.5)	(4.0)	—	(13.0)	(4.1)	—
Amortization of prior service cost (credit)	0.3	—	—	0.3	—	(1.0)
Amortization of net deferred actuarial loss	7.8	1.1	0.1	7.7	1.3	0.1

Net periodic benefit cost	$11.6	$4.9	$1.0	$15.1	$4.7	$0.1

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On March 25, 2011, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $56 million and an accelerated contribution of up to $180 million for the period from March 2011 through December 2011. In that regard, Grace contributed approximately $10 million in January 2011 (approved by the Bankruptcy Court in 2010) and approximately $193 million in March 2011 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three month period ended March 31, 2011 was $3.1 million compared with $3.4 million for the prior year period.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

(In millions)	March 31, 2011	December 31, 2010
Other Assets
Patents, licenses and other intangible assets, net	$55.4	$56.3
Deferred charges	25.5	25.8
Fair value of currency forward contracts	6.1	11.3
Other assets	9.0	9.1

	$96.0	$102.5

Other Current Liabilities
Accrued compensation	$76.8	$83.7
Income tax payable	32.2	30.2
Customer volume rebates	28.1	32.6
Deferred tax liability	9.6	9.1
Fair value of currency forward and commodity contracts	9.0	1.6
Accrued Chapter 11 reorganization expenses	8.0	6.0
Accrued commissions	5.9	10.1
Other accrued liabilities	104.2	104.7

	$273.8	$278.0

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

        At March 31, 2011, Grace's estimated liability for environmental investigative and remediation costs (non-asbestos and asbestos-related) totaled $143.5 million, as compared with $145.7 million at December 31, 2010. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" and other current liabilities in the accompanying Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

        Net cash expenditures charged against previously established reserves for the three months ended March 31, 2011 and 2010 were $2.4 million and $1.0 million, respectively.

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

        During 2010, the EPA commenced a reinvestigation of up to 105 former or currently operating plants, including seven that are currently owned by Grace, at which vermiculite from the Libby mine was processed prior to 1990. Grace is cooperating with the EPA on this reinvestigation. Grace evaluates its estimated remediation liability as it receives additional information regarding potential remediation of these sites.

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2011 and December 31, 2010 was $52.3 million and $52.7 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims which may be material but are not currently estimable. As Grace receives new information, its estimated liability may change materially.

Non-Vermiculite Related Matters

        At March 31, 2011 and December 31, 2010, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $91.1 million and $93.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        The EPA has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace intends to separately fund or carry out remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims, have been resolved except for claims in respect of the Grace-owned

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2011, Grace had gross financial assurances issued and outstanding of $250.7 million, comprised of $106.2 million of surety bonds issued by various insurance companies and $144.5 million of standby letters of credit and other financial assurances issued by various banks; $70.4 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2011.

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments

        In the first quarter of 2011, Grace implemented cost reduction and restructuring actions to further improve productivity. Grace accrued $0.2 million of restructuring expenses during the first quarter 2011, compared to $2.2 million ($0.6 million in Grace Construction Products, $1.4 million in Grace Davison and $0.2 million in Corporate) during the first quarter 2010. The first quarter restructuring actions consisted of involuntary programs that reduced total employment by 10 employees worldwide. Grace expects substantially all costs related to the 2010 and 2011 restructuring programs to be paid by December 31, 2011.

	Three Months Ended March 31,
Restructuring Expenses and Related Asset Impairments (In millions)	2011	2010
Severance and other employee related costs	$0.2	$2.2
Asset impairments and other restructuring costs	—	—

Total restructuring expenses and related asset impairments	$0.2	$2.2

Restructuring Liability (In millions)	Total
Balance at January 01, 2008	$—
Accruals for severance and other employee related costs	5.2
Payments	(4.5)

Balance at December 31, 2008	0.7
Accruals for severance and other employee related costs	29.6
Payments	(17.5)
Currency translation adjustments and other	0.7

Balance at December 31, 2009	$13.5
Accruals for severance and other employee related costs	10.2
Payments	(13.9)
Currency translation adjustments and other	(0.2)

Balance at December 31, 2010	$9.6
Accruals for severance and other employee related costs	0.2
Payments	(1.9)
Currency translation adjustments and other	—

Balance at March 31, 2011	$7.9

	Three Months Ended March 31,
Employee Reduction by Operating Segment	2011	2010
Grace Davison	4	9
Grace Construction Products	3	32
Corporate	3	16

Total	10	57

Notes to Consolidated Financial Statements (Continued)

12. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Translation effects—intercompany loans	$(19.7)	$21.2
Value of currency forward contracts—intercompany loans	16.5	(19.3)
Other currency transaction effects	1.7	1.7
Interest income	(0.3)	(0.1)
Net loss on sales of investments and disposals of assets	0.1	0.4
Other miscellaneous income	(0.3)	(1.5)

Total other (income) expense, net	$(2.0)	$2.4

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three month periods ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.3	$(0.1)	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.0	(3.1)	5.9
Other changes in funded status	10.9	(3.8)	7.1

Benefit plans, net	20.2	(7.0)	13.2
Currency translation adjustments	1.8	—	1.8
Gain (loss) from hedging activities	1.1	(0.4)	0.7

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$23.1	$(7.4)	$15.7

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Three Months Ended March 31, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.2	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.1	(3.1)	6.0
Other changes in funded status	(3.6)	0.4	(3.2)

Benefit plans, net	4.8	(2.5)	2.3
Currency translation adjustments	(6.2)	—	(6.2)
Gain (loss) from hedging activities	(3.4)	1.2	(2.2)

Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(4.8)	$(1.3)	$(6.1)

        The following table presents the components of Grace's accumulated other comprehensive loss at March 31, 2011 and December 31, 2010:

Components of Accumulated Other Comprehensive Loss (In millions)	March 31, 2011	December 31, 2010
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(2.6)	$(2.8)
Net deferred actuarial loss (net of tax)	(542.7)	(555.7)

Benefit plans, net	(545.3)	(558.5)
Currency translation	43.6	41.8
Hedging activities, net of tax	0.1	(0.6)
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(502.4)	$(518.1)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at March 31, 2011 and December 31, 2010, respectively, represents the accumulation of net deferred actuarial losses of $542.7 million and $555.7 million as well as net prior service costs of $2.6 million and $2.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the three month periods ended March 31, 2011 and 2010, the pre-tax expense (benefit) recognized related to prior service costs (credits) was $0.3 million and $(0.7) million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $9.0 million and $9.1 million, respectively. In addition, $10.9 million of pre-tax income and $3.6 million of pre-tax loss was recognized for changes in funded status during the three month periods ended March 31, 2011 and 2010, respectively.

        Grace is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.

        See Note 6 for a discussion of hedging activities.

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended, March 31,
Earnings Per Share (In millions, except per share amounts)	2011	2010
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$54.2	$56.3

Denominators
Weighted average common shares—basic calculation	73.2	72.4
Dilutive effect of employee stock options	1.9	2.0

Weighted average common shares—diluted calculation	75.1	74.4

Basic earnings per share	$0.74	$0.78

Diluted earnings per share	$0.72	$0.76

        There were no anti-dilutive options outstanding for the quarters ended March 31, 2011 and 2010.

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

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2011	2010
Net Sales
Grace Davison	$488.1	$418.2
Grace Construction Products	207.6	196.7

Total	$695.7	$614.9

Adjusted EBIT
Grace Davison segment operating income	$118.3	$87.7
Grace Construction Products segment operating income	16.3	15.6
Corporate costs	(22.4)	(19.2)
Defined benefit pension expense	(16.5)	(19.8)

Total	$95.7	$64.3

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology, and incentive compensation related to corporate functions) and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the three months ended March 31, 2011 and 2010 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended March 31,
(In millions)	2011	2010
Grace Adjusted EBIT	$95.7	$64.3
Chapter 11- and asbestos-related costs, net	(5.7)	(12.5)
Restructuring expenses and related asset impairments	(0.2)	(2.2)
Interest expense and related financing costs	(10.4)	(9.9)
Interest income of non-Debtor subsidiaries	0.3	0.1
Net income (loss) attributable to noncontrolling interests	(0.2)	0.4

Income before income taxes	$79.5	$40.2

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Geographic Area Data

	Three Months Ended March 31,
(In millions)	2011	2010
Net Sales
United States	$206.1	$183.0
Canada and Puerto Rico	19.1	19.5

Total North America	225.2	202.5
Europe Middle East Africa	272.2	246.9
Asia Pacific	130.3	102.5
Latin America	68.0	63.0

Total	$695.7	$614.9

16. Unconsolidated Affiliates

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Grace has a 50% ownership interest in the Advanced Refining Technologies LLC joint venture (ART), and it is the largest such investment accounted for using the equity method.

        Grace and ART transact business on a regular basis, and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. For the quarter ended March 31, 2011, Grace sales of catalysts to ART were $59.4 million. Charges for fixed costs, research and development and selling general and administrative services to ART were $6.5 million. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2012. No amounts were outstanding at March 31, 2011.

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results of these joint ventures are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's consolidated affiliates for which there is a noncontrolling interest:

	Three Months Ended March 31,
(In millions)	2011	2010
Sales	$17.4	$20.1
Income before taxes	(0.7)	1.3
Net income	(0.9)	1.0
Noncontrolling interests in net income	(0.2)	0.4

(In millions)	March 31, 2011	December 31, 2010
Cash	$8.2	$10.2
Other current assets	30.3	30.5
Total assets	49.8	52.4
Total liabilities	28.2	30.1
Shareholders' equity	21.6	22.3
Noncontrolling interests in shareholders' equity	6.7	6.9

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended March 31, 2011 as the "first quarter" and the quarter ended March 31, 2010 as the "prior year quarter". Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-U.S. GAAP performance measures.

Results of Operations

First Quarter Performance Summary

        Following is a summary of our performance measures for the first quarter compared with the prior year quarter.

  •
  Sales increased 13.1% overall and 15.9% in the emerging regions compared with the prior year quarter. The sales increase was due to higher sales volumes (6.5%), improved pricing (6.4%) and favorable currency translation (0.2%).

  •
  Gross profit percentage was 36.2% compared with 34.8% in the prior year quarter and 34.9% in the 2010 fourth quarter. The increase in gross profit percentage was primarily due to better operating leverage, improved pricing, and better product mix in Grace Davison, partially offset by higher raw material costs.

  •
  Grace net income decreased 3.7% to $54.2 million in the first quarter compared with $56.3 million in the prior year quarter. The prior year quarter included an income tax benefit of $16.5 million. Income before income taxes increased 97.8% compared with the prior year quarter. Grace's diluted EPS was $0.72 compared with $0.76 in the prior year quarter.

  •
  Adjusted EBIT increased 48.8% to $95.7 million from $64.3 million in the prior year quarter. Adjusted EPS was $0.78 compared with $0.50 in the prior year quarter.

  •
  Adjusted Operating Cash Flow was $20.9 million in the first quarter compared with $27.2 million in the prior year quarter.

  •
  Adjusted EBIT Return on Invested Capital increased to 28.5% on a trailing four quarter basis compared with 24.0% in the prior year quarter.

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

Global scope

        We operate globally with approximately 71% of our annual 2010 sales and 70% of our first quarter sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

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

	Three Months Ended March 31,
Analysis of Operations (In millions)	2011	2010	$ Change	% Change
Net sales:
Grace Davison	$488.1	$418.2	$69.9	16.7%

Refining Technologies	216.8	171.9	44.9	26.1%
Materials Technologies	170.7	161.0	9.7	6.0%
Specialty Technologies	100.6	85.3	15.3	17.9%

Grace Construction Products	207.6	196.7	10.9	5.5%

Americas	108.8	104.3	4.5	4.3%
Europe	58.1	59.3	(1.2)	(2.0)%
Asia Pacific	40.7	33.1	7.6	23.0%

Total Grace net sales	$695.7	$614.9	$80.8	13.1%

Net sales by region:
North America	$225.2	$202.5	$22.7	11.2%
Europe Middle East Africa	272.2	246.9	25.3	10.2%
Asia Pacific	130.3	102.5	27.8	27.1%
Latin America	68.0	63.0	5.0	7.9%

Total net sales by region	$695.7	$614.9	$80.8	13.1%

	Three Months Ended March 31,
Analysis of Operations (In millions)	2011	2010	$ Change	% Change
Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$118.3	$87.7	$30.6	34.9%
Grace Construction Products segment operating income	16.3	15.6	0.7	4.5%
Corporate support functions (including performance based compensation)	(16.8)	(14.1)	(2.7)	(19.1)%
Other corporate costs (including environmental remediation)	(5.6)	(5.1)	(0.5)	(9.8)%
Defined benefit pension expense(B)	(16.5)	(19.8)	3.3	16.7%

Adjusted EBIT	95.7	64.3	31.4	48.8%
Chapter 11- and asbestos-related costs, net	(5.7)	(12.5)	6.8	54.4%
Restructuring expenses and related asset impairments	(0.2)	(2.2)	2.0	90.9%
Interest expense and related financing costs	(10.4)	(9.9)	(0.5)	(5.1)%
Interest income of non-Debtor subsidiaries	0.3	0.1	0.2	NM
Benefit from (provision for) income taxes	(25.5)	16.5	(42.0)	NM

Net income attributable to W. R. Grace & Co. shareholders	$54.2	$56.3	$(2.1)	(3.7)%

Diluted EPS (GAAP)	$0.72	$0.76	$(0.04)	(5.3)%

Adjusted EPS (non-GAAP)	$0.78	$0.50	$0.28	56.0%

Profitability performance measures:
Gross profit percentage:
Grace Davison	37.4%	35.0%	NM	2.4	pts
Grace Construction Products	33.7%	34.7%	NM	(1.0)	pts
Total Grace	36.2%	34.8%	NM	1.4	pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$95.7	$64.3	$31.4	48.8%
Depreciation and amortization	29.2	29.5	(0.3)	(1.0)%

Adjusted EBITDA	$124.9	$93.8	$31.1	33.2%
Operating margin as a percentage of sales(A)(B):
Grace Davison segment operating income	24.2%	21.0%	NM	3.2	pts
Grace Construction Products segment operating income	7.9%	7.9%	NM	—	pts
Adjusted EBIT	13.8%	10.5%	NM	3.3	pts
Adjusted EBITDA	18.0%	15.3%	NM	2.7	pts
Cash flow performance measure:
Net income attributable to W. R. Grace & Co. shareholders	$54.2	$56.3	$(2.1)	(3.7)%
Chapter 11- and asbestos-related costs, net	5.7	12.5	(6.8)	(54.4)%
Restructuring expenses and related asset impairments	0.2	2.2	(2.0)	(90.9)%
Interest expense and related financing costs	10.4	9.9	0.5	5.1%
Interest income of non-Debtor subsidiaries	(0.3)	(0.1)	(0.2)	NM
(Benefit from) provision for income taxes	25.5	(16.5)	42.0	NM

Adjusted EBIT	95.7	64.3	31.4	48.8%
Depreciation and amortization	29.2	29.5	(0.3)	(1.0)%

Adjusted EBITDA	124.9	93.8	31.1	33.2%
Defined benefit pension expense	16.5	19.8	(3.3)	(16.7)%
Change in net working capital	(55.5)	(6.6)	(48.9)	NM
Change in other assets and liabilities	(41.6)	(61.9)	20.3	32.8%
Capital expenditures	(23.4)	(17.9)	(5.5)	(30.7)%

Adjusted Operating Cash Flow	$20.9	$27.2	$(6.3)	(23.2)%

	Four Quarters Ended March 31,
Analysis of Operations (In millions)	2011	2010
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$357.8	$279.2
Invested Capital:
Trade accounts receivable	446.3	385.5
Inventories	303.6	237.0
Accounts payable	(264.2)	(196.3)

	485.7	426.2
Other current assets	97.1	88.7
Properties and equipment, net	713.0	668.2
Goodwill	129.2	114.4
Investments in unconsolidated affiliates	59.4	50.6
Other assets	91.0	106.6
Other current liabilities	(265.9)	(237.0)
Other liabilities	(54.3)	(55.6)

Total invested capital	$1,255.2	$1,162.1

Adjusted EBIT Return On Invested Capital	28.5%	24.0%

Amounts may not add due to rounding.

(A)
Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

(B)
Defined benefit pension expense includes all defined benefit pension expense of Grace. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the first quarter compared with the prior year quarter.

Net Sales

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months ended March 31, 2011 as a Percentage Increase (Decrease) from Three Months ended March 31, 2010
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Grace Davison	8.8%	8.4%	(0.5)%	16.7%
Grace Construction Products	1.7%	2.1%	1.7%	5.5%
Net sales	6.5%	6.4%	0.2%	13.1%
By Region:
North America	3.1%	7.9%	0.2%	11.2%
Europe Middle East Africa	3.4%	8.3%	(1.5)%	10.2%
Asia Pacific	21.3%	3.3%	2.5%	27.1%
Latin America	5.6%	(0.6)%	2.9%	7.9%

        Sales increased 13.1% overall and 15.9% in emerging regions compared with the prior year quarter. The sales increase was due to higher sales volumes (6.5%), improved pricing (6.4%) and favorable currency translation (0.2%). Emerging regions represented 31.7% of sales in the first quarter. We are actively investing in these regions because of their higher overall growth rates and their increasing demand for products made with our chemicals and materials. All businesses grew sales with the exception of GCP Europe and all businesses achieved some improvement in pricing compared with the prior year quarter.

        We experienced no material effect on sales in the first quarter from the recent natural disasters in Japan. None of our employees in the region were harmed and our plants in Japan sustained only minimal damage. We may experience larger impacts on our sales beginning in the second quarter.

        The recent events in North Africa and the Middle East have not had a material effect on our operations or on our plans in the region. We have little or no presence in the most unstable countries. The events in the region have affected the price of oil related commodities which have resulted in increased costs for many of our raw materials.

Adjusted EBIT

        Gross profit percentage for the first quarter was 36.2% compared with 34.8% in the prior year quarter and 34.9% in the 2010 fourth quarter. The increase in gross profit percentage was primarily due to improved pricing, better operating leverage, and better product mix in Grace Davison, partially offset by higher raw material costs. We currently expect raw material cost inflation for 2011 to be approximately $60 million, excluding rare earth inflation. Rare earth costs have increased dramatically over the last 10 months and we expect them to continue to increase during 2011. We have taken a number of actions to improve our margins including technology innovations, pricing actions and supply chain initiatives. We expect to maintain our gross profit percentage within our 35-37% target range based on these actions.

        Adjusted EBIT was $95.7 million in the first quarter compared with $64.3 million in the prior year quarter. Adjusted EBIT margin was 13.8% compared with 10.5% in the prior year quarter. The increase in Adjusted EBIT was primarily due to the increase in sales and improved gross profit percentage compared with the prior year quarter.

Grace Net Income

        Grace net income was $54.2 million in the first quarter compared with $56.3 million in the prior year quarter. The prior year quarter included an income tax benefit of $16.5 million. Income before income taxes increased 97.8% compared with the prior year quarter.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31, 2011
(In millions)	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.72
Restructuring charges and related asset impairments	$0.2	$—	$0.2	—
Chapter 11- and asbestos-related costs, net	5.7	1.4	4.3	0.06
Discrete tax items:
Adjustments to uncertain tax positions		—	—	—

Adjusted EPS (non-GAAP)				$0.78

	Three Months Ended March 31, 2010
(In millions)	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.76
Restructuring charges and related asset impairments	$2.2	$0.7	$1.5	0.02
Chapter 11- and asbestos-related costs, net	12.5	3.6	8.9	0.12
Discrete tax items:
U.S. federal income tax settlement		16.9	(16.9)	(0.23)
Other adjustments to uncertain tax positions		13.0	(13.0)	(0.17)

Adjusted EPS (non-GAAP)				$0.50

Adjusted Operating Cash Flow

        Adjusted Operating Cash Flow was $20.9 million for the first quarter compared with $27.2 million in the prior year quarter. The decrease in cash flow in the first quarter compared to the prior year quarter was primarily due to increased net working capital to support higher sales volumes, partially offset by the resulting increase in earnings. Capital expenditures for the first quarter were $23.4 million compared with $17.9 million for the prior year quarter. Net working capital days were 61 days in the first quarter, compared with 54 days in the prior year quarter and 53 days in the 2010 fourth quarter.

Adjusted EBIT Return On Invested Capital

Trailing Four Quarters

        Adjusted EBIT Return On Invested Capital increased to 28.5% on a trailing four quarter basis from 24.0% on the same basis in the prior year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest Adjusted EBIT Return On Invested Capital.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the first quarter compared with the prior year quarter.

Net Sales—Grace Davison

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended March 31,
(In millions)	2011	2010	$ Change	% Change
Refining Technologies	$216.8	$171.9	$44.9	26.1%
Materials Technologies	170.7	161.0	9.7	6.0%
Specialty Technologies	100.6	85.3	15.3	17.9%

Total Grace Davison Sales	$488.1	$418.2	$69.9	16.7%

        Sales of Grace Davison for the first quarter were up 16.7% overall and up 16.1% in emerging regions compared with the prior year quarter. The increase was due to higher sales volumes (8.8%) and improved pricing (8.4%), partially offset by unfavorable currency translation (0.5%).

        Refining Technologies—sales of catalysts and chemical additives used by petroleum refineries were $216.8 million in the first quarter, an increase of 26.1% from the prior year quarter. Sales were favorably affected by improved pricing, higher customer demand, and new product introductions. Pricing includes the rare earth surcharges introduced in the 2010 fourth quarter to address the inflation of rare earths. Sales volumes increased more than 10% compared with the prior year quarter, reflecting stronger customer demand for new and existing FCC catalyst products. We have accelerated our product innovation efforts, and we are working closely with many customers to reduce the rare earth content in our catalysts. During the first quarter, we introduced eight new catalyst products with improved performance, better metals trapping technologies, and reduced rare earth content. We expect the market price of rare earths and the rate of adoption of our reformulated catalysts to impact the total amount of surcharges in subsequent periods.

        Materials Technologies—sales of engineered materials, coatings and sealants used in many industrial, consumer and packaging applications were $170.7 million in the first quarter, an increase of 6.0% from the prior year quarter. Sales in this product group were favorably affected by increased customer demand for industrial and consumer goods across all regions, with sales growth in both the materials and packaging product lines. Our packaging product line is experiencing significant increases in raw material costs for oil-derived raw materials such as resins, hydrocarbon solvents, latex, and rubbers. In response, we announced price increases of up to 20% on our packaging products. We are investing in capacity expansion for our silica based materials in 2011 to support growth.

        Specialty Technologies—sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $100.6 million in the first quarter, an increase of 17.9% from the prior year quarter. Sales in this product group were favorably affected by strong demand for polyolefin catalysts, chemical catalysts, and pharmaceutical intermediate sales. Sales increased 57.3% in the emerging regions driven by new products and customer capacity additions in the Middle East. The additional polypropylene catalyst capacity at our Worms, Germany facility began start up operations during the first quarter. We expect this investment to support continued growth in the emerging regions.

Segment Operating Income (SOI) and Margin

        Gross profit percentage for the first quarter was 37.4% compared with 35.0% in the prior year quarter and 35.6% in the 2010 fourth quarter. The increase in gross profit percentage compared with the prior year quarter was primarily due to improved pricing, better operating leverage, and better product mix, which more than offset higher raw material costs.

        Segment operating income for the first quarter was $118.3 million compared with $87.7 million in the prior year quarter, a 34.9% increase, primarily due to improved pricing, higher sales volumes and improved product mix, partially offset by higher costs for certain raw materials. Segment operating margin for the first quarter was 24.2% compared with 21.0% in the prior year quarter.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the first quarter compared with the prior year quarter.

Net Sales—Grace Construction Products

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended March 31,
(In millions)	2011	2010	$ Change	% Change
GCP Americas	$108.8	$104.3	$4.5	4.3%
GCP Europe*	58.1	59.3	(1.2)	(2.0)%
GCP Asia Pacific	40.7	33.1	7.6	23.0%

Total GCP Sales	$207.6	$196.7	$10.9	5.5%

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	Three Months Ended March 31,
(In millions)	2011	2010	$ Change	% Change
Specialty Construction Chemicals (SCC)	$135.1	$120.6	$14.5	12.0%
Specialty Building Materials (SBM)	72.5	76.1	(3.6)	(4.7)%

Total GCP Sales	$207.6	$196.7	$10.9	5.5%

        First quarter sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $207.6 million, an increase of 5.5% from the prior year quarter. The sales increase was due to improved pricing (2.1%), higher sales volumes (1.7%) and favorable currency translation (1.7%). The higher sales volumes were primarily due to increased customer demand for SCC products across all regions, partially offset by lower SBM sales. GCP continues to operate in a difficult pricing environment because our customers are experiencing volume and pricing challenges. Despite this, GCP has improved pricing in the first quarter, but the improved pricing has not fully offset inflation compared with the prior year quarter. Sales in emerging regions increased 15.6% compared with the prior year quarter. Emerging regions represented 29.1% of sales in the first quarter.

        Sales in GCP are primarily driven by new construction projects. While the industry has seen good customer demand in the repair, maintenance and improvement segments, new construction spending has yet to show any pronounced improvement. We believe the strength of year-on-year and seasonal volume growth in the second quarter in the U.S. and Europe will be an important indicator of the strength of new construction spending in those regions for the full year.

        GCP Americas—sales to customers in the Americas were $108.8 million in the first quarter, an increase of 4.3% from the prior year quarter. Sales in North America decreased 1.9% due to lower customer demand for SBM products which was partially offset by increased demand for SCC products. Sales in Latin America grew 41.1% driven by sales to new and existing SCC customers, improved pricing, and favorable currency translation.

        GCP Europe—sales to customers in Western and Eastern Europe, the Middle East, Africa and India were $58.1 million in the first quarter, a decrease of 2.0% from the prior year quarter. Sales decreased primarily due to weak customer demand for SBM products primarily due to delayed projects in the Middle East, partially offset by stronger demand in Europe.

        GCP Asia Pacific—sales to customers in Asia (excluding India), Australia and New Zealand were $40.7 million in the first quarter, an increase of 23.0% from the prior year quarter. Sales increased primarily due to higher sales volumes to new and existing customers throughout the region and additional sales from the SBM manufacturing operation in China that we acquired in the fourth quarter of 2010.

Segment Operating Income (SOI) and Margin

        Gross profit percentage for the first quarter was 33.7% compared with 34.7% in the prior year quarter and 33.6% in the 2010 fourth quarter. The decrease in gross profit percentage compared with the prior year quarter is primarily due to higher raw materials costs, partially offset by improved prices.

        Segment operating income for the first quarter was $16.3 million compared with $15.6 million for the prior year quarter, a 4.5% increase. The increase was primarily due to higher sales and the savings from restructuring actions taken in 2010. Segment operating margin was 7.9%, which was flat compared with the prior year quarter.

Corporate Overview

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs increased by $3.2 million in the first quarter compared with the prior year quarter primarily due to higher performance based incentive compensation and employee benefits costs.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Grace Davison, Grace Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense for the first quarter was $16.5 million compared with $19.8 million for the prior year quarter, a 16.7% decrease. The decrease in expense was primarily due to benefits from an accelerated plan contribution of approximately $180 million made in March 2011 and good pension plan asset performance in the U.S. in 2010. We expect the accelerated contribution to lower 2011 defined benefit pension expense by approximately $10 million compared to 2010.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended March 31,
(In millions)	2011	2010
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$5.8	$6.5
Asbestos administration costs	1.1	1.6
Provision for environmental remediation related to asbestos	0.2	—
D&O insurance costs related to Chapter 11	0.4	0.9
Chapter 11 financing related(A):
Translation effects—intercompany loans	(19.7)	21.2
Value of currency forward contracts—intercompany loans	16.5	(19.3)
Certain other currency translation costs, net	1.4	1.6

Chapter 11- and asbestos-related costs, net	$5.7	$12.5

(A)
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

        The decrease in Chapter 11- and asbestos-related costs, net, for the first quarter compared with the prior year quarter was primarily due to a decrease in Chapter 11-related activity, and a decrease in the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.

Interest Expense

        Interest expense for the first quarter increased compared with the prior year quarter due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rate on pre-petition obligations was 3.5% for both the first quarter and prior year quarter. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the first quarter and prior year quarter would have been $27.8 million and $14.1 million, respectively. The primary differences in each period between these amounts and the recorded provision (benefit) for income taxes of $25.5 million and $(16.5) million, respectively, are adjustments primarily related to provisions for tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. During the first quarter, we recorded discrete benefits of approximately $0.4 million to the provision for income taxes primarily related to changes in foreign tax rates.

        See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2011. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on December 31, 2010, we would have required approximately $600 million of new financing to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash flow from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.

Cash Resources and Available Credit Facilities

        At March 31, 2011, we had available liquidity of $857.3 million, consisting of $819.4 million in cash and cash equivalents (approximately $593.4 million in the U.S.), and approximately $37.9 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At March 31, 2011, we held $98.4 million in restricted cash and cash equivalents primarily to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

        Our non-U.S. credit facilities are extended to various subsidiaries and used by them to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our largest non-U.S. credit facility is in Germany and is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. In the fourth quarter of 2010, we drew $19.7 million under this facility. Most of our other credit facilities are unsecured and are offered subject to annual review and renewal.

        The following table summarizes our non-U.S. credit facilities as of March 31, 2011:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$70.3	$31.2	12/31/11
Other Countries	11.6	6.7	Various through 2012

Total	$81.9	$37.9

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the three months and prior year period:

	Three Months Ended March 31,
(In millions)	2011	2010
Net cash used for operating activities	$(180.4)	$(5.6)
Net cash used for investing activities	(24.1)	(94.9)
Net cash provided by (used for) financing activities	0.3	(3.7)
Effect of currency exchange rate changes on cash and cash equivalents	7.9	(5.9)

Decrease in cash and cash equivalents	(196.3)	(110.1)
Cash and cash equivalents, beginning of period	1,015.7	893.0

Cash and cash equivalents, end of period	$819.4	$782.9

        Net cash used for operating activities in the first quarter was $180.4 million compared with $5.6 million in the prior year quarter. The change in cash used for operating activities primarily relates to an accelerated contribution to our U.S. defined benefit pension plans.

        Net cash used for investing activities in the first quarter was $24.1 million, compared with $94.9 million in the prior year quarter. The change in cash used for investing activities is primarily due to the restriction of $77.0 million of cash and cash equivalents in the prior year period.

Debt and Other Contractual Obligations

        Total debt outstanding at March 31, 2011 was $955.4 million, including $392.7 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.1 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2011. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a further discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the first quarter were $3.1 million compared with $3.4 million for the prior year quarter.

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans for our employees in the U.S., Canada, the U.K., Germany and a number of other countries, and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
Funded Status of Pension Plans (In millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Projected benefit obligation	$203.0	$196.1	$1,141.1	$1,137.4	$290.3	$282.5
Fair value of plan assets	235.8	231.7	966.0	753.4	—	—

Funded status (PBO basis)	$32.8	$35.6	$(175.1)	$(384.0)	$(290.3)	$(282.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by

$32.8 million as of March 31, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $175.1 million as of March 31, 2011, of which $0.1 million is included in current liabilities and $175.0 million is included in noncurrent liabilities. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $290.3 million at March 31, 2011 is unfunded, of which $13.5 million is included in current liabilities and $276.8 million is included in noncurrent liabilities. The combined balance of the underfunded and unfunded plans was $465.4 million as of March 31, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.6 million in "other current liabilities;" $337.6 million included in "underfunded and unfunded defined benefit pension plans"; and $114.2 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at March 31, 2011 were approximately $931 million, up $211 million from December 31, 2010, primarily as a result of cash contributions.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2011	2010
U.S. advance-funded plans	$203.1	$8.8
U.S. pay-as-you-go plans	1.4	1.3
Non-U.S. advance-funded plans	1.0	1.4
Non-U.S. pay-as-you-go plans	1.8	1.8

Total Cash Contributions	$207.3	$13.3

        We made contributions to our U.S. advance-funded plans of approximately $203 million in the first quarter, which includes minimum required payments of $23 million and an accelerated contribution of $180 million. We expect to make additional contributions of $43 million later in 2011.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.8 million to these plans during the first quarter compared with $3.2 million in the prior year quarter.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program was $1.2 million during the first quarter, compared with $0.6 million in the prior year quarter. We received Medicare subsidy payments of $1.8 million during the first quarter compared with $1.4 million in the prior year quarter. Our recorded liability for postretirement benefits of $69.6 million at March 31, 2011 is stated at net present value discounted at 5.00%. Under our proposed Joint Plan, these benefits would continue.

Tax Matters

        Upon emergence from Chapter 11 under our proposed Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions in the aggregate of approximately $2 billion or more primarily relating to asbestos, environmental and other payments made at emergence and thereafter. This will result in significant U.S. net operating losses upon emergence from Chapter 11 that will be carried forward because we did not pay a significant amount of U.S. tax in prior years and/or have already received or applied for tax refunds from available NOL carryback years. Under Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions when a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2 billion of these future deductions could be at risk. The Bankruptcy Court has entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock during the course of the Chapter 11 Cases. Nevertheless, we can provide no assurance that these limitations will prevent an ownership change or that our ability to utilize NOLs will not be significantly limited as a result of the Chapter 11 Cases.

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

        In December 2010, the Venezuelan government announced that it was eliminating the 2.60 per USD rate. We expect to continue to use the official rate of 4.30 to record our bolivar denominated transactions in 2011. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our first quarter sales. Total assets in Venezuela accounted for less than 1% of our total consolidated assets at March 31, 2011. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

Other Contingencies

        See Note 10 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Critical Accounting Estimates

        See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2010, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"

sections of this Report. These more recent measures and information are incorporated herein by reference.

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of March 31, 2011, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Notes 2, 3 and 10 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.

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

        The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description of Exhibit
10.1		W. R. Grace 2011 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.1 to Form 8-K (filed 4/13/11))
10.2		Form of Stock Option Award (incorporated herein by reference from Exhibit 10.1 to Form 8-K (filed 4/13/11))
15		Accountants' Awareness Letter
31.(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

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

W. R. GRACE & CO. (Registrant)
Date: May 6, 2011	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: May 6, 2011	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
10.1		W. R. Grace 2011 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.1 to Form 8-K (filed 4/13/11))
10.2		Form of Stock Option Award (incorporated herein by reference from Exhibit 10.1 to Form 8-K (filed 4/13/11))
15		Accountants' Awareness Letter
31.(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.