Form 10-Q
period 2011-06-30
W R GRACE & CO
filed 2011-08-05
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.01 par value per share	73,707,541 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheets of W. R. Grace & Co. and its subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss) for each of the three-month and six-month periods ending June 30, 2011 and 2010, and the consolidated statements of equity (deficit) and of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
August 5, 2011

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$826.4	$685.0	$1,522.1	$1,299.9
Cost of goods sold	522.5	440.5	966.4	841.6

Gross profit	303.9	244.5	555.7	458.3
Selling, general and administrative expenses	145.2	129.8	274.5	252.3
Restructuring expenses and related asset impairments	0.7	1.2	0.9	3.4
Research and development expenses	16.7	14.8	32.3	30.1
Defined benefit pension expense	15.1	18.4	31.6	38.3
Interest expense and related financing costs	11.0	11.0	21.4	20.9
Provision for environmental remediation	0.5	—	0.5	—
Chapter 11 expenses, net of interest income	6.7	4.3	12.5	10.8
Equity in earnings of unconsolidated affiliates	(4.2)	(6.2)	(7.7)	(11.3)
Other expense (income), net	0.1	(0.1)	(1.9)	2.3

Total costs and expenses	191.8	173.2	364.1	346.8

Income before income taxes	112.1	71.3	191.6	111.5
Provision for income taxes	(36.6)	(20.3)	(62.1)	(3.9)

Net income	75.5	51.0	129.5	107.6
Less: Net loss (income) attributable to noncontrolling interests	0.3	—	0.5	(0.4)

Net income attributable to W. R. Grace & Co. shareholders	$75.8	$51.0	$130.0	$107.2

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.03	$0.70	$1.77	$1.48
Weighted average number of basic shares	73.4	72.7	73.3	72.6
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.00	$0.69	$1.72	$1.44
Weighted average number of diluted shares	75.6	74.4	75.4	74.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$129.5	$107.6
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	58.9	59.7
Equity in earnings of unconsolidated affiliates	(7.7)	(11.3)
Provision for income taxes	62.1	3.9
Income taxes (paid), net of refunds	(34.2)	(13.6)
Defined benefit pension expense	31.6	38.3
Payments under defined benefit pension arrangements	(212.1)	(26.8)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(93.4)	(49.2)
Inventories	(46.7)	(33.7)
Accounts payable	46.6	35.6
All other items, net	(6.9)	(27.2)

Net cash provided by (used for) operating activities	(72.3)	83.3

INVESTING ACTIVITIES
Capital expenditures	(57.7)	(42.2)
Transfer to restricted cash and cash equivalents	(14.4)	(81.5)
Other investing activities	5.9	0.5

Net cash used for investing activities	(66.2)	(123.2)

FINANCING ACTIVITIES
Repayments under credit arrangements	(1.1)	(5.2)
Proceeds from exercise of stock options	5.4	6.8
Other financing activities	2.9	1.1

Net cash provided by financing activities	7.2	2.7

Effect of currency exchange rate changes on cash and cash equivalents	10.3	(14.2)

Decrease in cash and cash equivalents	(121.0)	(51.4)
Cash and cash equivalents, beginning of period	1,015.7	893.0

Cash and cash equivalents, end of period	$894.7	$841.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$894.7	$1,015.7
Restricted cash and cash equivalents	112.2	97.8
Trade accounts receivable, less allowance of $7.1 (2010—$7.0)	488.0	380.8
Accounts receivable—unconsolidated affiliates	13.0	5.3
Inventories	313.2	259.3
Deferred income taxes	48.7	54.7
Other current assets	77.6	90.6

Total Current Assets	1,947.4	1,904.2
Properties and equipment, net of accumulated depreciation and amortization of $1,764.0 (2010—$1,675.2)	719.7	702.5
Goodwill	130.2	125.5
Deferred income taxes	822.6	845.0
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	40.6	35.6
Investments in unconsolidated affiliates	63.6	56.4
Other assets	90.7	102.5

Total Assets	$4,314.8	$4,271.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$36.9	$37.0
Debt payable—unconsolidated affiliates	2.4	2.3
Accounts payable	259.9	207.1
Accounts payable—unconsolidated affiliates	3.0	8.5
Other current liabilities	300.1	278.0

Total Current Liabilities	602.3	532.9
Debt payable after one year	2.7	2.9
Debt payable—unconsolidated affiliates	15.6	12.6
Deferred income taxes	35.3	34.6
Underfunded and unfunded defined benefit pension plans	327.2	539.8
Other liabilities	43.3	43.6

Total Liabilities Not Subject to Compromise	1,026.4	1,166.4
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	926.2	911.4
Income tax contingencies	89.9	93.8
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	139.5	144.0
Postretirement benefits	177.8	181.1
Other liabilities and accrued interest	145.2	143.8

Total Liabilities Subject to Compromise	3,178.6	3,174.1

Total Liabilities	4,205.0	4,340.5

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2011—73,515,568 (2010—73,120,357)	0.7	0.7
Paid-in capital	463.1	455.9
Retained earnings	161.7	31.7
Treasury stock, at cost: shares: 2011—3,464,192; (2010—3,859,403)	(41.2)	(45.9)
Accumulated other comprehensive loss	(481.3)	(518.1)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	103.0	(75.7)
Noncontrolling interests	6.8	6.9

Total Equity (Deficit)	109.8	(68.8)

Total Liabilities and Equity (Deficit)	$4,314.8	$4,271.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)
Net income	—	107.2	—	—	0.4	107.6
Stock plan activity	4.6	—	5.7	—	—	10.3
Other comprehensive income (loss)	—	—	—	(57.1)	0.2	(56.9)

Balance, June 30, 2010	$451.2	$(68.2)	$(50.2)	$(571.6)	$9.3	$(229.5)

Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)
Net income (loss)	—	130.0	—	—	(0.5)	129.5
Stock plan activity	7.2	—	4.7	—	—	11.9
Other comprehensive income	—	—	—	36.8	0.4	37.2

Balance, June 30, 2011	$463.8	$161.7	$(41.2)	$(481.3)	$6.8	$109.8

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$75.5	$51.0	$129.5	$107.6

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	21.8	(62.5)	35.0	(60.2)
Currency translation adjustments	(0.5)	10.5	1.3	4.3
Gain (loss) from hedging activities, net of income taxes	(0.2)	1.0	0.5	(1.2)

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	21.1	(51.0)	36.8	(57.1)
Total other comprehensive income (loss) attributable to noncontrolling interests	0.4	(0.1)	0.4	0.2

Total other comprehensive income (loss)	21.5	(51.1)	37.2	(56.9)

Comprehensive income (loss)	$97.0	$(0.1)	$166.7	$50.7

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the six-month interim period ended June 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011.

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

        Effect of New Accounting Standards—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2010-06 "Improving Disclosures about Fair Value Measurements". This update provides additional guidance and expands the disclosure requirements related to transfers of assets in and out of Levels 1 and 2 as well as the activity for Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 for further discussion of financial assets and liabilities subject to Accounting Standard Codification ("ASC") 820.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein (as amended to date, the "Joint Plan"). The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming this Joint Plan. In order to become effective, the confirmation order must be affirmed by the United States District Court for the District of Delaware (the "District Court") and all other conditions to the effective date set forth in the Joint Plan must be satisfied or waived.

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

        The Joint Plan is designed to address all pending and future asbestos-related claims and demands and all other pre-petition claims as outlined respectively therein. However, it is possible that the Bankruptcy Court order confirming the Joint Plan will not be affirmed by the District Court or, if affirmed, could be subject to further appeals that reverse affirmance or result in a remand. In either instance, and if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under a different plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock would be significantly affected by the amount of Debtors' asbestos-related liability established under a different plan of reorganization.

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

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their recent bankruptcy court filings they asserted, was approximately an additional $140 million (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the District Court. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims would be reinstated.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003, bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of June 30, 2011, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a Bankruptcy Court order that was reversed by an order of the District Court on September 29, 2009. As of June 30, 2011, of the approximately 3,300 non-asbestos claims filed, approximately 1,925 have been expunged or withdrawn by claimants, approximately 1,190 have been resolved, and an additional approximately 185 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of June 30, 2011, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of June 30, 2011, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2011, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at June 30, 2011, was $1,352.3 million comprised of $115.0 million in cash from Fresenius and $1,237.3 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2011	December 31, 2010
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	892.6	878.5
Environmental contingencies	139.5	144.0
Unfunded special pension arrangements	118.0	119.5
Income tax contingencies	89.9	93.8
Postretirement benefits other than pension	69.9	70.2
Drawn letters of credit plus accrued interest	33.6	32.9
Accounts payable	31.1	31.1
Retained obligations of divested businesses	29.6	28.6
Other accrued liabilities	84.5	84.1
Reclassification to current liabilities(1)	(10.1)	(8.6)

Total Liabilities Subject to Compromise	$3,178.6	$3,174.1

(1)
As of June 30, 2011 and December 31, 2010, approximately $10.1 million and $8.6 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2011.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(351.9)
Expense/(income) items:
Interest on pre-petition liabilities	489.7
Employee-related accruals	102.2
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	335.2
Provision for income tax contingencies	(74.8)
Balance sheet reclassifications	(35.8)

Balance, end of period	$3,178.6

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the six month periods ended June 30, 2011 and 2010 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their recent bankruptcy court filings they asserted, was approximately $140 million greater than the interest currently accrued (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the U.S. District Court.

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

Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Legal and financial advisory fees	$6.8	$4.3	$12.8	$10.8
Interest income	(0.1)	—	(0.3)	—

Chapter 11 expenses, net of interest income	$6.7	$4.3	$12.5	$10.8

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Six Months Ended June 30,
(In millions) (Unaudited)	2011	2010
Net sales, including intercompany	$673.7	$573.2

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	416.2	365.7
Selling, general and administrative expenses	139.1	123.9
Defined benefit pension expense	21.8	28.7
Depreciation and amortization	33.6	35.0
Chapter 11 expenses, net of interest income	12.5	10.8
Research and development expenses	18.1	17.3
Interest expense and related financing costs	19.7	20.2
Restructuring expenses	0.9	1.5
Provision for environmental remediation	0.6	—
Other income, net	(32.1)	(32.7)

	630.4	570.4

Income before income taxes and equity in net income of non-filing entities	43.3	2.8
Benefit from (provision for) income taxes	(26.3)	12.0

Income before equity in net income of non-filing entities	17.0	14.8
Equity in net income of non-filing entities	113.0	92.4

Net income attributable to W. R. Grace & Co. shareholders	$130.0	$107.2

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Six Months Ended June 30,
(In millions) (Unaudited)	2011	2010
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$130.0	$107.2
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	33.6	35.0
Equity in net income of non-filing entities	(113.0)	(92.4)
(Benefit from) provision for income taxes	26.3	(12.0)
Income taxes (paid), net of refunds	(16.5)	1.3
Defined benefit pension expense	21.8	28.7
Payments under defined benefit pension arrangements	(206.0)	(21.4)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(37.5)	(25.1)
Inventories	(22.0)	(15.9)
Accounts payable	19.4	17.0
All other items, net	43.8	2.6

Net cash provided by (used for) operating activities	(120.1)	25.0

Investing Activities
Capital expenditures	(30.8)	(23.9)
Transfer to restricted cash and cash equivalents	(10.3)	(76.6)

Net cash used for investing activities	(41.1)	(100.5)

Net cash provided by financing activities	4.3	1.6

Net decrease in cash and cash equivalents	(156.9)	(73.9)
Cash and cash equivalents, beginning of period	787.2	685.5

Cash and cash equivalents, end of period	$630.3	$611.6

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$630.3	$787.2
Restricted cash and cash equivalents	84.8	74.5
Trade accounts receivable, net	136.8	99.3
Accounts receivable—unconsolidated affiliates	11.2	4.4
Receivables from non-filing entities, net	94.2	106.8
Inventories	125.8	103.8
Other current assets	35.7	56.4

Total Current Assets	1,118.8	1,232.4
Properties and equipment, net	405.3	407.2
Deferred income taxes	785.6	806.2
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	384.3	359.4
Investment in non-filing entities	370.1	254.3
Overfunded defined benefit pension plans	0.3	0.3
Investment in unconsolidated affiliates	63.6	56.4
Other assets	72.3	83.5

Total Assets	$3,700.3	$3,699.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $4.3 due to an unconsolidated affiliate) (2010—$6.3)	$212.8	$183.5
Underfunded defined benefit pension plans	143.9	367.7
Other liabilities (including $15.6 due to an unconsolidated affiliate) (2010—$12.6)	52.2	50.0

Total Liabilities Not Subject to Compromise	408.9	601.2
Liabilities Subject to Compromise	3,178.6	3,174.1

Total Liabilities	3,587.5	3,775.3
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	112.7	(75.7)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	112.8	(75.6)

Total Liabilities and Equity (Deficit)	$3,700.3	$3,699.7

        In addition to Grace's financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. These

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

statements and schedules are not audited and do not purport to represent the financial position or results of operations of Grace on a consolidated basis.

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of June 30, 2011, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 395 of such claims for an aggregate allowed amount of $146.8 million.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits dispute Grace's position on the safety of ZAI. In October 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the District Court, but that request was denied. In the event the Joint Plan is not affirmed, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of June 30, 2011 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of June 30, 2011, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos-related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at June 30, 2011, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and June 30, 2011 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of June 30, 2011 and December 31, 2010, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of pre-petition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        If the Joint Plan is not affirmed by the District Court or, if affirmed, is subject to further appeals that reverse affirmance or result in a remand, and if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

        Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's insurance coverage. Under these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of approximately $393.2 million in respect of claims for which Grace was provided coverage under the affected policies. Certain other insurers have agreed, subject to certain conditions, to reimburse the PI Trust on terms that are substantially similar to the existing settlement agreements described above. Due to the open contingencies in these settlement agreements, Grace has not recorded this amount or reduced its asbestos insurance receivable balance.

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        As of June 30, 2011, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2011 and December 31, 2010:

(In millions)	June 30, 2011	December 31, 2010
Raw materials	$68.1	$60.8
In process	41.1	30.9
Finished products	170.1	136.2
Other	33.9	31.4

	$313.2	$259.3

Notes to Consolidated Financial Statements (Continued)

5. Debt

Components of Debt

(In millions)	June 30, 2011	December 31, 2010
Debt payable within one year	$36.9	$37.0

Debt payable after one year	$2.7	$2.9

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	392.6	378.5
Drawn letters of credit	26.1	26.1
Accrued interest on drawn letters of credit	7.5	6.8

	$926.2	$911.4

Weighted average interest rates on total debt	3.4%	3.4%

        At June 30, 2011, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $36.9 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At June 30, 2011, the carrying value of Grace's bank debt subject to compromise plus interest was $926.2 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At June 30, 2011, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until June 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2011, the contract volume, or notional amount, of the commodity contracts was 2.7 million MMBtu (million British thermal units) with a total contract value of $12.7 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until June 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2011, the contract volume, or notional amount, of the commodity contracts was 2.9 million pounds with a total contract value of $3.4 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of June 30, 2011, the total notional amount related to the remaining outstanding currency forward contracts was €246.7 million. These derivatives are not designated as hedging instruments under ASC 815.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.5	$—	$3.5	$—
Commodity derivatives	0.1	—	0.1	—

Total Assets	$3.6	$—	$3.6	$—

Liabilities
Currency derivatives	$0.1	$—	$0.1	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$0.6	$—	$0.6	$—

	Fair Value Measurements at December 31, 2010 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$16.9	$—	$16.9	$—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$17.2	$—	$17.2	$—

Liabilities
Currency derivatives	$0.7	$—	$0.7	$—
Commodity derivatives	0.9	—	0.9	—

Total Liabilities	$1.6	$—	$1.6	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at June 30, 2011 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.1	Other current liabilities	$0.5
Currency contracts	Other current assets	0.2	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.2	Other current liabilities	0.1
Currency contracts	Other assets	3.1	Other liabilities	—

Total derivatives		$3.6		$0.6

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.3	Other current liabilities	$0.9
Currency contracts	Other current assets	0.1	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	5.5	Other current liabilities	0.7
Currency contracts	Other assets	11.3	Other liabilities	—

Total derivatives		$17.2		$1.6

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six month periods ended June 30, 2011 and 2010:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	(0.7)	Cost of goods sold	(0.2)

Total derivatives	$(0.6)		$(0.2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(7.8)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.2	Cost of goods sold	$—
Commodity contracts	(0.6)	Cost of goods sold	(1.1)

Total derivatives	$(0.4)		$(1.1)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(24.3)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$—
Commodity contracts	0.2	Cost of goods sold	(1.4)

Total derivatives	$0.2		$(1.4)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$32.1

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(3.4)	Cost of goods sold	(1.7)

Total derivatives	$(3.4)		$(1.6)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$51.4

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at June 30, 2011 and December 31, 2010.

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

7. Income Taxes

        As of June 30, 2011, the income tax provision on 2011 forecasted income before discrete items was estimated to be 32.4% as compared to 31.2% for the same period in the prior year.

        The income tax provision as of June 30, 2010 included a settlement relating to the carryback of remaining net operating losses from 1998 to the tax years 1990 through 1996 that resulted in a refund. Grace recorded a tax benefit in the amount of $16.9 million related to the settlement in March 2010. The recorded tax benefit included an estimate of interest payable to Grace that exceeds the IRS estimate by approximately $4.7 million. Grace maintains that its calculation of the interest payable to Grace is correct and has filed a claim for refund. Grace is currently working with the IRS to resolve this matter.

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007 - 2009	2010
United States—State	1997 - 2009	2010
Germany	2006 - 2008	2010
United Kingdom	None	2003 - 2010
Singapore	None	2002 - 2010
France	None	2007 - 2010
Canada	2003 - 2005	2006 - 2010

(1)
Includes federal as well as state, provincial or local jurisdictions, as applicable.

        As a large taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. Grace believes it is reasonably possible that the amount of the liability for

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

unrecognized tax benefits could change in the next 12 months, including material changes with respect to the following matters:

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $36.5 million to $69.2 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $10.5 million.

  2.
  As a result of expected statute of limitations expirations and the resolution of examination issues and settlements with U.S. federal and state tax authorities, it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next 12 months by up to $15.1 million.

        On December 3, 2010, Grace and the Commissioner of the Department of Revenue for the Commonwealth of Massachusetts entered into a settlement agreement resolving all claims for pre-petition taxes and interest for the taxable years 1990 through 1999 for approximately $15.0 million. The settlement was approved by the U.S. Bankruptcy Court on January 6, 2011 and Grace made the payment to the Commonwealth of Massachusetts on January 24, 2011.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $15.7 million ($11.8 million net of applicable tax benefits) and $18.3 million ($14.6 million net of applicable tax benefits) as of June 30, 2011 and December 31, 2010, respectively.

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2011	December 31, 2010
Overfunded defined benefit pension plans	$40.6	$35.6

Underfunded defined benefit pension plans	(153.5)	(383.9)
Unfunded defined benefit pension plans	(173.7)	(155.9)

Total underfunded and unfunded defined benefit pension plans	(327.2)	(539.8)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(112.2)	(113.8)
Pension liabilities included in other current liabilities	(14.1)	(12.9)

Net funded status	$(412.9)	$(630.9)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

$40.6 million as of June 30, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $453.5 million as of June 30, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $14.1 million in "other current liabilities;" $327.2 million included in "underfunded and unfunded defined benefit pension plans", of which $153.5 million relates to underfunded plans and $173.7 million relates to unfunded plans; and $112.2 million in "liabilities subject to compromise."

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.25% as of December 31, 2010 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2011, Grace did not change the discount rate for the U.S. qualified pension plans from the 5.25% rate in effect at December 31, 2010. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2010. Based on review of the yield curve analyses for these plans as of June 30, 2011, Grace changed the discount rate for the United Kingdom from 5.50% at December 31, 2010 to 5.75% at June 30, 2011, and for Germany from 5.00% at December 31, 2010 to 5.25% at June 30, 2011. Grace did

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

not change the discount rate for Canada from the 5.50% rate in effect at December 31, 2010. The funded status as of June 30, 2011 reflects an increase in total assets of approximately $6 million and a decrease in total liabilities of approximately $7 million as compared to December 31, 2010, resulting from the change in discount rates (including the postretirement plan).

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

	Three Months Ended June 30,
	2011			2010
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.4	$2.2	$—	$4.1	$1.8	$—
Interest cost	14.8	5.8	0.8	15.0	5.2	0.9
Expected return on plan assets	(16.6)	(4.1)	—	(13.0)	(3.4)	—
Amortization of prior service cost (credit)	0.3	—	—	0.3	—	(1.0)
Amortization of net deferred actuarial loss	7.3	1.0	0.2	7.1	1.3	0.1

Net periodic benefit cost	$10.2	$4.9	$1.0	$13.5	$4.9	$—

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Six Months Ended June 30,
	2011			2010
	Pension			Pension
			Other Post Retirement			Other Post Retirement
Components of Net Periodic Benefit Cost (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$9.1	$4.4	$0.1	$8.5	$3.8	$0.1
Interest cost	30.1	11.4	1.6	30.8	10.7	1.8
Expected return on plan assets	(33.1)	(8.1)	—	(26.0)	(7.5)	—
Amortization of prior service cost (credit)	0.6	—	—	0.6	—	(2.0)
Amortization of net deferred actuarial loss	15.1	2.1	0.3	14.8	2.6	0.2

Net periodic benefit cost	$21.8	$9.8	$2.0	$28.7	$9.6	$0.1

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On March 25, 2011, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $56 million and an accelerated contribution of up to $180 million for the period from March 2011 through December 2011. In that regard, Grace contributed approximately $10 million in January 2011 (approved by the Bankruptcy Court in 2010), approximately $193 million in March 2011, and approximately $13 million in July 2011 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three and six month periods ended June 30, 2011 were $3.2 million and $6.3 million compared with $3.1 million and $6.5 million for the prior year periods.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

(In millions)	June 30, 2011	December 31, 2010
Other Assets
Patents, licenses and other intangible assets, net	$53.3	$56.3
Deferred charges	25.2	25.8
Fair value of currency forward contracts	3.1	11.3
Other assets	9.1	9.1

	$90.7	$102.5

Other Current Liabilities
Accrued compensation	$80.7	$83.7
Income tax payable	44.9	30.2
Customer volume rebates	28.3	32.6
Accrued Chapter 11 reorganization expenses	10.0	6.0
Deferred tax liability	9.7	9.1
Accrued commissions	8.1	10.1
Fair value of currency forward and commodity contracts	0.6	1.6
Other accrued liabilities	117.8	104.7

	$300.1	$278.0

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

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

        At June 30, 2011, Grace's estimated liability for environmental investigative and remediation costs (non-asbestos and asbestos-related) totaled $140.9 million, as compared with $145.7 million at December 31, 2010. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" and other current liabilities in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the six months ended June 30, 2011 and 2010 were $5.4 million and $3.0 million, respectively.

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

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2011 and December 31, 2010 was $51.4 million and $52.7 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims which may be material but are not currently estimable. As Grace receives new information, its estimated liability may change materially.

Non-Vermiculite Related Matters

        At June 30, 2011 and December 31, 2010, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $89.5 million and $93.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        The EPA has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of the EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, the EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding bodies of water and forest lands. Grace is working in cooperation with the EPA to investigate these areas. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

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

        Guarantees and Indemnification Obligations    Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

  •
  Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. Grace generally does not establish a liability for product warranty based on a percentage of sales or other formula. Grace accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2011, Grace had gross financial assurances issued and outstanding of $247.3 million, comprised of $106.2 million of surety bonds issued by various insurance companies and $141.1 million of standby letters of credit and other financial assurances issued by various banks; $73.6 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2011.

11. Restructuring Expenses and Related Asset Impairments

        In the second quarter of 2011, Grace implemented cost reduction and restructuring actions to further improve productivity. Grace accrued $0.7 million of restructuring expenses during the second quarter 2011, compared to $1.2 million related to Grace Construction Products during the second quarter 2010. The second quarter restructuring actions consisted of involuntary programs that reduced total employment by seven employees worldwide. Grace expects substantially all costs related to the 2010 and 2011 restructuring programs to be paid by December 31, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Expenses and Related Asset Impairments (In millions)	2011	2010	2011	2010
Severance and other employee related costs	$0.7	$1.2	$0.9	$3.4
Asset impairments and other restructuring costs	—	—	—	—

Total restructuring expenses and related asset impairments	$0.7	$1.2	$0.9	$3.4

Restructuring Liability (In millions)	Total
Balance at January 01, 2008	$—
Accruals for severance and other employee related costs	5.2
Payments	(4.5)

Balance at December 31, 2008	$0.7
Accruals for severance and other employee related costs	29.6
Payments	(17.5)
Currency translation adjustments and other	0.7

Balance at December 31, 2009	$13.5
Accruals for severance and other employee related costs	10.2
Payments	(13.9)
Currency translation adjustments and other	(0.2)

Balance at December 31, 2010	$9.6
Accruals for severance and other employee related costs	0.9
Payments	(4.9)
Currency translation adjustments and other	(0.1)

Balance at June 30, 2011	$5.5

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Reduction by Operating Segment	2011	2010	2011	2010
Grace Davison	1	—	5	9
Grace Construction Products	1	28	4	60
Corporate	5	—	8	16

Total	7	28	17	85

12. Other Expense (income), net

        Components of other expense (income), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Translation effects—intercompany loans	$(7.6)	$33.0	$(27.3)	$54.2
Value of currency forward contracts—intercompany loans	7.8	(32.3)	24.3	(51.5)
Other currency transaction effects	0.4	0.2	2.1	1.8
Interest income	(0.3)	(0.2)	(0.6)	(0.4)
Net gain on sales of investments and disposals of assets	(2.9)	(0.8)	(2.8)	(0.3)
Other miscellaneous expense (income)	2.7	—	2.4	(1.5)

Total other expense (income), net	$0.1	$(0.1)	$(1.9)	$2.3

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six month periods ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.3	$(0.1)	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.5	(2.9)	5.6
Other changes in funded status	24.3	(8.3)	16.0

Benefit plans, net	33.1	(11.3)	21.8
Currency translation adjustments	(0.5)	—	(0.5)
Gain (loss) from hedging activities	(0.4)	0.2	(0.2)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$32.2	$(11.1)	$21.1

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.6	$(0.2)	$0.4
Amortization of net deferred actuarial loss included in net periodic benefit cost	17.5	(6.0)	11.5
Other changes in funded status	35.2	(12.1)	23.1

Benefit plans, net	53.3	(18.3)	35.0
Currency translation adjustments	1.3	—	1.3
Gain (loss) from hedging activities	0.7	(0.2)	0.5

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$55.3	$(18.5)	$36.8

Three Months Ended June 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.3	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.5	(2.9)	5.6
Other changes in funded status	(103.2)	35.5	(67.7)

Benefit plans, net	(95.4)	32.9	(62.5)
Currency translation adjustments	10.5	—	10.5
Gain (loss) from hedging activities	1.6	(0.6)	1.0

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(83.3)	$32.3	$(51.0)

Six Months Ended June 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.4)	$0.5	$(0.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	17.6	(6.0)	11.6
Other changes in funded status	(106.8)	35.9	(70.9)

Benefit plans, net	(90.6)	30.4	(60.2)
Currency translation adjustments	4.3	—	4.3
Gain (loss) from hedging activities	(1.8)	0.6	(1.2)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(88.1)	$31.0	$(57.1)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

        The following table presents the components of Grace's accumulated other comprehensive loss at June 30, 2011 and December 31, 2010:

Components of Accumulated Other Comprehensive Loss (In millions)	June 30, 2011	December 31, 2010
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(2.4)	$(2.8)
Net deferred actuarial loss (net of tax)	(521.1)	(555.7)

Benefit plans, net	(523.5)	(558.5)
Currency translation	43.1	41.8
Hedging activities, net of tax	(0.1)	(0.6)
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(481.3)	$(518.1)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at June 30, 2011 and December 31, 2010, respectively, represents the accumulation of net deferred actuarial losses of $521.1 million and $555.7 million as well as net prior service costs of $2.4 million and $2.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the six month periods ended June 30, 2011 and 2010, the pre-tax expense (benefit) recognized related to prior service costs (credits) was $0.6 million and $(1.4) million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $17.5 million and $17.6 million, respectively. In addition, $35.2 million of pre-tax income and $106.8 million of pre-tax loss was recognized for changes in funded status during the six month periods ended June 30, 2011 and 2010, respectively.

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

Notes to Consolidated Financial Statements (Continued)

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended, June 30,		Six Months Ended, June 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$75.8	$51.0	$130.0	$107.2

Denominators
Weighted average common shares—basic calculation	73.4	72.7	73.3	72.6
Dilutive effect of employee stock options	2.2	1.7	2.1	1.9

Weighted average common shares—diluted calculation	75.6	74.4	75.4	74.5

Basic earnings per share	$1.03	$0.70	$1.77	$1.48

Diluted earnings per share	$1.00	$0.69	$1.72	$1.44

        There were approximately 1.3 million and 1.4 million anti-dilutive options outstanding for the three and six month periods ended June 30, 2011 and 2010, respectively.

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

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net Sales
Grace Davison	$568.6	$453.9	$1,056.7	$872.2
Grace Construction Products	257.8	231.1	465.4	427.7

Total	$826.4	$685.0	$1,522.1	$1,299.9

Adjusted EBIT
Grace Davison	$145.7	$106.5	$264.0	$194.3
Grace Construction Products	29.6	25.7	45.9	41.3
Corporate costs	(27.4)	(22.7)	(49.8)	(41.9)
Defined benefit pension expense	(15.1)	(18.4)	(31.6)	(38.3)

Total	$132.8	$91.1	$228.5	$155.4

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the three and six month periods ended June 30, 2011 and 2010 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Grace Adjusted EBIT	$132.8	$91.1	$228.5	$155.4
Chapter 11- and asbestos-related costs, net	(9.0)	(7.8)	(14.7)	(20.4)
Restructuring expenses and related asset impairments	(0.7)	(1.2)	(0.9)	(3.4)
Interest expense and related financing costs	(11.0)	(11.0)	(21.4)	(20.9)
Interest income of non-Debtor subsidiaries	0.3	0.2	0.6	0.4
Net income (loss) attributable to noncontrolling interests	(0.3)	—	(0.5)	0.4

Income before income taxes	$112.1	$71.3	$191.6	$111.5

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net Sales
United States	$247.8	$194.8	$453.8	$377.7
Canada and Puerto Rico	25.3	20.9	44.5	40.4

Total North America	$273.1	$215.7	$498.3	$418.1
Europe Middle East Africa	325.5	274.6	597.7	521.5
Asia Pacific	150.5	120.8	280.8	223.3
Latin America	77.3	73.9	145.3	137.0

Total	$826.4	$685.0	$1,522.1	$1,299.9

16. Unconsolidated Affiliates

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Grace has a 50% ownership interest in the Advanced Refining Technologies LLC joint venture (ART), and it is the largest such investment accounted for using the equity method.

        Grace and ART transact business on a regular basis, and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. For the quarters ended June 30, 2011 and 2010, Grace sales of catalysts to ART were $53.9 million and $55.1 million, respectively. For the quarters ended June 30, 2011 and 2010, charges for fixed costs, research and development and selling general and administrative services to ART were $13.7 million and $5.9 million, respectively. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2012. No amounts were outstanding at June 30, 2011.

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results of these joint ventures are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's consolidated affiliates for which there is a noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Sales	$22.7	$23.4	$40.1	$43.5
Income (loss) before taxes	(0.8)	0.5	(1.5)	1.8
Net income (loss)	(0.8)	0.3	(1.7)	1.3
Noncontrolling interests in net income (loss)	(0.3)	—	(0.5)	0.4

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Affiliates (Continued)

(In millions)	June 30, 2011	December 31, 2010
Cash	$7.0	$10.2
Other current assets	33.5	30.5
Total assets	51.6	52.4
Total liabilities	30.4	30.1
Shareholders' equity	21.2	22.3
Noncontrolling interests in shareholders' equity	6.8	6.9

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended June 30, 2011 as the "second quarter", the quarter ended June 30, 2010 as the "prior year quarter", the quarter ended March 31, 2011 as the "2011 first quarter", the six months ended June 30, 2011 as the "six months" and the six months ended June 30, 2010 as the "prior year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-U.S. GAAP performance measures.

Results of Operations

Second Quarter Performance Summary

        Following is a summary of our key financial performance measures for the second quarter:

  •
  Sales increased 20.6% to $826.4 million from $685.0 million in the prior year quarter.

  •
  Adjusted EBIT increased 45.8% to $132.8 million from $91.1 million in the prior year quarter. Adjusted EPS was $1.11 compared with $0.76 in the prior year quarter.

  •
  Grace net income increased 48.6% to $75.8 million in the second quarter compared with $51.0 million in the prior year quarter. Grace's diluted EPS was $1.00 compared with $0.69 in the prior year quarter.

  •
  Adjusted Operating Cash Flow was $109.4 million in the second quarter compared with $101.3 million in the prior year quarter.

  •
  Adjusted EBIT Return On Invested Capital increased to 31.3% on a trailing four quarter basis compared with 25.2% in the prior year quarter.

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

Global scope

        We operate globally with approximately 71% of our annual 2010 sales and 71% of our six months sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

Analysis of Operations

        We have set forth in the table below our key operating statistics with dollar and percentage changes for the second quarter compared to the prior year quarter and for the six months compared to the prior year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

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

        Similarly, we use Adjusted Operating Cash Flow as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes and because it better measures the ongoing cash flow results of our strategic and operating decisions by excluding the cash flow effects of income taxes, defined benefit pension arrangements, net Chapter 11- and asbestos- related costs, and any restructuring or divestment activities. These excluded items are generally managed at the corporate level rather than the operating segment or business unit level or are not materially affected by day-to-day operating decisions. Adjusted Operating Cash Flow is an important performance measure for us because it measures the effectiveness of our businesses in generating cash to finance current and future growth investments, our underfunded pension liabilities, and our asbestos-related liabilities. For this reason, we include changes in net working capital and other assets and liabilities in the measurement of Adjusted Operating Cash Flow because they are significant components of the cash invested in or generated by our businesses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Analysis of Operations (In millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net sales:
Grace Davison	$568.6	$453.9	$114.7	25.3%	$1,056.7	$872.2	$184.5	21.2%

Refining Technologies	267.8	179.1	88.7	49.5%	484.6	351.1	133.5	38.0%
Materials Technologies	190.8	174.1	16.7	9.6%	361.5	335.1	26.4	7.9%
Specialty Technologies	110.0	100.7	9.3	9.2%	210.6	186.0	24.6	13.2%

Grace Construction Products	257.8	231.1	26.7	11.6%	465.4	427.7	37.7	8.8%

Americas	129.9	116.1	13.8	11.9%	238.7	220.3	18.4	8.4%
Europe	78.5	75.0	3.5	4.7%	136.6	134.3	2.3	1.7%
Asia Pacific	49.4	40.0	9.4	23.5%	90.1	73.1	17.0	23.3%

Total Grace net sales	$826.4	$685.0	$141.4	20.6%	$1,522.1	$1,299.9	$222.2	17.1%

Net sales by region:
North America	$273.1	$215.7	$57.4	26.6%	$498.3	$418.1	$80.2	19.2%
Europe Middle East Africa	325.5	274.6	50.9	18.5%	597.7	521.5	76.2	14.6%
Asia Pacific	150.5	120.8	29.7	24.6%	280.8	223.3	57.5	25.8%
Latin America	77.3	73.9	3.4	4.6%	145.3	137.0	8.3	6.1%

Total net sales by region	$826.4	$685.0	$141.4	20.6%	$1,522.1	$1,299.9	$222.2	17.1%

Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$145.7	$106.5	$39.2	36.8%	$264.0	$194.3	$69.7	35.9%
Grace Construction Products segment operating income	29.6	25.7	3.9	15.2%	45.9	41.3	4.6	11.1%
Corporate support functions (including performance based compensation)	(21.2)	(16.9)	(4.3)	(25.4)%	(38.0)	(31.0)	(7.0)	(22.6)%
Other corporate costs (including environmental remediation)	(6.2)	(5.8)	(0.4)	(6.9)%	(11.8)	(10.9)	(0.9)	(8.3)%
Defined benefit pension expense(B)	(15.1)	(18.4)	3.3	17.9%	(31.6)	(38.3)	6.7	17.5%

Adjusted EBIT	132.8	91.1	41.7	45.8%	228.5	155.4	73.1	47.0%
Chapter 11- and asbestos-related costs, net	(9.0)	(7.8)	(1.2)	(15.4)%	(14.7)	(20.4)	5.7	27.9%
Restructuring expenses and related asset impairments	(0.7)	(1.2)	0.5	41.7%	(0.9)	(3.4)	2.5	73.5%
Interest expense and related financing costs	(11.0)	(11.0)	—	—%	(21.4)	(20.9)	(0.5)	(2.4)%
Interest income of non-Debtor subsidiaries	0.3	0.2	0.1	50.0%	0.6	0.4	0.2	50.0%
Provision for income taxes	(36.6)	(20.3)	(16.3)	(80.3)%	(62.1)	(3.9)	(58.2)	NM

Net income attributable to W. R. Grace & Co. shareholders	$75.8	$51.0	$24.8	48.6%	$130.0	$107.2	$22.8	21.3%

Diluted EPS (GAAP)	$1.00	$0.69	$0.31	44.9%	$1.72	$1.44	$0.28	19.4%

Adjusted EPS (non-GAAP)	$1.11	$0.76	$0.35	46.1%	$1.88	$1.24	$0.64	51.6%

	Three Months Ended June 30,					Six Months Ended June 30,
Analysis of Operations (In millions)	2011	2010	$ Change	% Change		2011	2010	$ Change	% Change
Profitability performance measures:
Gross profit percentage:
Grace Davison	38.1%	36.2%	NM	1.9	pts	37.8%	35.6. %	NM	2.2	pts
Grace Construction Products	34.1%	35.0%	NM	(0.9)	pts	33.9%	34.9%	NM	(1.0)	pts
Total Grace	36.8%	35.7%	NM	1.1	pts	36.5%	35.3%	NM	1.2	pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$132.8	$91.1	$41.7	45.8%		$228.5	$155.4	$73.1	47.0%
Depreciation and amortization	29.7	30.2	(0.5)	(1.7)%		58.9	59.7	(0.8)	(1.3)%

Adjusted EBITDA	$162.5	$121.3	$41.2	34.0%		$287.4	$215.1	$72.3	33.6%
Operating margin as a percentage of sales(A)(B):
Grace Davison segment operating income	25.6%	23.5%	NM	2.1	pts	25.0%	22.3%	NM	2.7	pts
Grace Construction Products segment operating income	11.5%	11.1%	NM	0.4	pts	9.9%	9.7%	NM	0.2	pts
Adjusted EBIT	16.1%	13.3%	NM	2.8	pts	15.0%	12.0%	NM	3.0	pts
Adjusted EBITDA	19.7%	17.7%	NM	2.0	pts	18.9%	16.5%	NM	2.4	pts
Cash flow performance measure:
Net income attributable to W. R. Grace & Co. shareholders	$75.8	$51.0	$24.8	48.6%		$130.0	$107.2	$22.8	21.3%
Chapter 11- and asbestos-related costs, net	9.0	7.8	1.2	15.4%		14.7	20.4	(5.7)	(27.9)%
Restructuring expenses and related asset impairments	0.7	1.2	(0.5)	(41.7)%		0.9	3.4	(2.5)	(73.5)%
Interest expense and related financing costs	11.0	11.0	—	—%		21.4	20.9	0.5	2.4%
Interest income of non-Debtor subsidiaries	(0.3)	(0.2)	(0.1)	(50.0)%		(0.6)	(0.4)	(0.2)	(50.0)%
Provision for income taxes	36.6	20.3	16.3	80.3%		62.1	3.9	58.2	NM

Adjusted EBIT	132.8	91.1	41.7	45.8%		228.5	155.4	73.1	47.0%
Depreciation and amortization	29.7	30.2	(0.5)	(1.7)%		58.9	59.7	(0.8)	(1.3)%

Adjusted EBITDA	162.5	121.3	41.2	34.0%		287.4	215.1	72.3	33.6%
Defined benefit pension expense	15.1	18.4	(3.3)	(17.9)%		31.6	38.3	(6.7)	(17.5)%
Change in net working capital	(64.9)	(18.7)	(46.2)	NM		(120.4)	(25.3)	(95.1)	NM
Change in other assets and liabilities	31.0	4.5	26.5	NM		(10.6)	(57.4)	46.8	81.5%
Capital expenditures	(34.3)	(24.2)	(10.1)	(41.7)%		(57.7)	(42.2)	(15.5)	(36.7)%

Adjusted Operating Cash Flow	$109.4	$101.3	$8.1	8.0%		$130.3	$128.5	$1.8	1.4%

	Four Quarters Ended June 30,
Analysis of Operations (In millions)	2011	2010
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$399.5	$295.9
Invested Capital:
Trade accounts receivable	501.0	400.7
Inventories	313.2	244.5
Accounts payable	(262.9)	(200.0)

	551.3	445.2
Other current assets	77.6	85.3
Properties and equipment, net	719.7	650.1
Goodwill	130.2	110.0
Investments in unconsolidated affiliates	63.6	56.8
Other assets	85.6	117.1
Other current liabilities	(294.6)	(235.7)
Other liabilities	(55.1)	(56.5)

Total invested capital	$1,278.3	$1,172.3

Adjusted EBIT Return On Invested Capital	31.3%	25.2%

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

Net Sales and Gross Profit

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months ended June 30, 2011 as a Percentage Increase (Decrease) from Three Months ended June 30, 2010
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Grace Davison	3.1%	16.3%	5.9%	25.3%
Grace Construction Products	4.2%	2.4%	5.0%	11.6%
Net sales	3.4%	11.6%	5.6%	20.6%
By Region:
North America	8.1%	18.2%	0.3%	26.6%
Europe Middle East Africa	(3.4)%	11.9%	10.0%	18.5%
Asia Pacific	14.6%	4.4%	5.6%	24.6%
Latin America	(2.9)%	3.0%	4.5%	4.6%

        Sales increased 20.6% overall and 16.1% in the emerging regions compared with the prior year quarter. The sales increase was due to improved pricing (11.6%), favorable currency translation (5.6%) and higher sales volumes (3.4%). Emerging regions represented 32.1% of sales in the second quarter.

        The lower sales volumes in Latin America were primarily due to lower sales of Grace Davison products, partially offset by higher sales of GCP products .

        Gross profit percentage for the second quarter was 36.8% compared with 35.7% in the prior year quarter. The increase in gross profit percentage was primarily due to improved pricing, partially offset by higher raw materials costs.

	Six Months ended June 30, 2011 as a Percentage Increase (Decrease) from Six Months ended June 30, 2010
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Grace Davison	5.8%	12.5%	2.8%	21.2%
Grace Construction Products	3.0%	2.3%	3.5%	8.8%
Net sales	4.9%	9.2%	3.0%	17.1%
By Region:
North America	5.8%	13.2%	0.2%	19.2%
Europe Middle East Africa	0.2%	10.2%	4.2%	14.6%
Asia Pacific	16.9%	3.9%	5.0%	25.8%
Latin America	1.1%	1.3%	3.7%	6.1%

        Sales increased 17.1% overall and 16.0% in the emerging regions compared with the prior year period. The sales increase was due to improved pricing (9.2%), higher sales volumes (4.9%) and favorable currency translation (3.0%). Emerging regions represented 31.9% of sales for the six months.

        Gross profit percentage for the six months was 36.5% compared with 35.3% in the prior year period.

        We currently expect raw materials cost inflation for 2011 to be approximately $75 million, excluding rare earth cost inflation.

        We have taken a number of actions to improve our margins including technology innovations, pricing actions and supply chain initiatives. We expect to maintain our gross profit percentage within our 35-37% target range based on these actions.

Adjusted EBIT

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Adjusted EBIT was $132.8 million in the second quarter compared with $91.1 million in the prior year quarter. Adjusted EBIT margin was 16.1% compared with 13.3% in the prior year quarter. The increase in Adjusted EBIT was primarily due to the increase in sales and improved gross profit percentage compared with the prior year quarter.

        Adjusted EBIT for the six months was $228.5 million compared with $155.4 million in the prior year period. Adjusted EBIT margin for the six months was 15.0% compared with 12.0% in the prior year period. The increase in Adjusted EBIT was primarily due to the increase in sales and improved gross profit percentage compared with the prior year period.

Grace Net Income

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Grace net income was $75.8 million in the second quarter compared with $51.0 million in the prior year quarter. The increase was primarily due to improved segment operating income and lower defined benefit pension expenses, partially offset by a higher provision for income taxes and Chapter 11- and asbestos- related costs, net.

        Grace net income was $130.0 million for the six months compared with $107.2 million in the prior year period. The increase was primarily due to improved segment operating income, lower defined benefit pension expenses and Chapter 11- and asbestos- related costs, net, partially offset by a higher provision for income taxes.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
(In millions)	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.00				$1.72
Restructuring charges and related asset impairments	$0.7	$0.2	$0.5	0.01	$0.9	$0.3	$0.6	0.01
Chapter 11- and asbestos-related costs, net	9.0	2.4	6.6	0.09	14.7	3.8	10.9	0.14
Discrete tax items:
Adjustments to uncertain tax positions		(0.4)	0.4	0.01		(0.4)	0.4	0.01

Adjusted EPS (non-GAAP)				$1.11				$1.88

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
(In millions)	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.69				$1.44
Restructuring charges and related asset impairments	$1.2	$0.3	$0.9	0.01	$3.4	$1.0	$2.4	0.03
Chapter 11- and asbestos-related costs, net	7.8	2.9	4.9	0.07	20.4	6.6	13.8	0.19
Discrete tax items:
U.S. federal income tax settlement			—	—		16.9	(16.9)	(0.23)
Adjustments to uncertain tax positions		1.0	(1.0)	(0.01)		14.0	(14.0)	(0.19)

Adjusted EPS (non-GAAP)				$0.76				$1.24

Adjusted Operating Cash Flow

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Adjusted Operating Cash Flow was $109.4 million for the second quarter compared with $101.3 million in the prior year quarter. Adjusted Operating Cash Flow was $130.3 million for the six months compared with $128.5 million in the prior year period. Capital expenditures for the six months were $57.7 million compared with $42.2 million in the prior year period. Net working capital days were 56 days in the second quarter, compared with 49 days in the prior year quarter and

61 days in the 2011 first quarter. Higher rare earth costs added $47.8 million to accounts receivable and inventories during the six months.

Adjusted EBIT Return On Invested Capital

        Trailing Four Quarters

        Adjusted EBIT Return On Invested Capital increased to 31.3% on a trailing four quarter basis from 25.2% on the same basis in the prior year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest Adjusted EBIT Return On Invested Capital. Our Adjusted EBIT Return On Invested Capital could decline from current levels as we invest for growth in our businesses. Some of our internal growth investments, or bolt-on acquisitions, may be made at returns below our current level.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the second quarter compared with the prior year quarter and the six months compared to the prior year period.

Net Sales—Grace Davison

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Refining Technologies	$267.8	$179.1	$88.7	49.5%	$484.6	$351.1	$133.5	38.0%
Materials Technologies	190.8	174.1	16.7	9.6%	361.5	335.1	26.4	7.9%
Specialty Technologies	110.0	100.7	9.3	9.2%	210.6	186.0	24.6	13.2%

Total Grace Davison Sales	$568.6	$453.9	$114.7	25.3%	$1,056.7	$872.2	$184.5	21.2%

        Sales of Grace Davison for the second quarter increased 25.3% overall and 11.6% in the emerging regions compared with the prior year quarter. The increase was due to improved pricing (16.3%), favorable currency translation (5.9%) and higher sales volumes (3.1%).

        Sales of the Grace Davison operating segment for the six months increased 21.2% overall and 13.6% in the emerging regions compared with the prior year period. The increase was due to improved pricing (12.5%), higher sales volumes (5.8%) and favorable currency translation (2.8%).

        Refining Technologies—sales of catalysts and chemical additives used by petroleum refineries were $267.8 million in the second quarter, an increase of 49.5% from the prior year quarter. Sales were favorably affected by improved pricing, implemented to reflect the higher value of new FCC catalyst technologies and to offset the rising cost of raw materials (primarily rare earths), higher volumes, and favorable currency translation. The rare earth surcharges implemented beginning in the 2010 fourth quarter have increased significantly as the market price of rare earths has increased over the last year. The average price of rare earths used to determine rare earth surcharges during the second quarter increased approximately 900% from the prior year quarter and approximately 42% from the 2011 first quarter. In the 2011 first quarter, we introduced eight new catalyst products with improved performance and reduced rare earth content designed to help customers mitigate the effect of higher rare earth costs. Almost 50% of our FCC catalyst customers have adopted at least one of our new low or no rare earth products.

        Sales for the six months were $484.6 million, up 38.0% compared with the prior year period. Sales were favorably affected by improved pricing, higher sales volumes and new product introductions.

        Our investments in new product and manufacturing technologies have resulted in a number of new low and no rare earth catalysts. This has reduced our requirement for rare earth, created more value for our customers and, we believe, improved the quality of our business in a sustainable way.

        We expect that rare earth market conditions could change quickly, and they remain an uncertainty for the foreseeable future.

        Materials Technologies—sales of engineered materials, coatings and sealants used in many industrial, consumer and packaging applications were $190.8 million in the second quarter, an increase of 9.6% from the prior year quarter. Sales were favorably affected by price increases, implemented to offset rising raw materials costs, and favorable currency translation, partially offset by lower sales volumes. Lower sales volumes were primarily due to lower sales of packaging products to customers that did not accept price increases. In addition, volume growth has been limited due to capacity constraints for many of our silica products. We have invested in and will be starting up new capacity in Latin America and Asia in the 2011 third and 2011 fourth quarters which will support higher volume growth in the second half of 2011.

        Sales for the six months were $361.5 million, up 7.9% compared with the prior year period. Sales were favorably affected by price increases, implemented to offset rising raw materials costs, and favorable currency translation, partially offset by lower sales volumes.

        Specialty Technologies—sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $110.0 million in the second quarter, an increase of 9.2% from the prior year quarter. Sales were favorably affected by higher sales volumes, favorable currency translation, and improved pricing.

        Sales for the six months were $210.6 million, up 13.2% compared with the prior year period. Sales were favorably affected by strong demand for polyolefin catalysts, chemical catalysts, and pharmaceutical intermediate sales, improved pricing and favorable currency translation. The additional polypropylene catalyst capacity at our Worms, Germany facility began start-up operations during the first half of 2011. We expect this investment to support continued sales growth in the emerging regions.

Segment Operating Income (SOI) and Margin

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Gross profit percentage for the second quarter was 38.1% compared with 36.2% in the prior year quarter. The increase in gross profit percentage was primarily due to improved pricing partially offset by higher raw materials costs. We have managed the rare earth issues to maintain our percentage margins through the second quarter. However, as a result of the continuing rise in rare earth prices, we may not be able to maintain our current percentage margins going forward. We expect our gross profit percentage to decrease in the 2011 third quarter primarily due to the mathematical effect of the higher rare earth surcharges and costs. If we had used the current rare earth market price of approximately $140,000/MT to calculate our rare earth surcharges for the entire second quarter, our reported gross profit percentage would have been about 2.0 to 2.5 percentage points lower than the 38.1% actually reported for the second quarter. The actual impact on our margins may vary from this estimate and will depend on several factors in addition to the market price of rare earth, including our technology, pricing, and supply chain actions.

        Segment operating income for the second quarter was $145.7 million compared with $106.5 million in the prior year quarter, a 36.8% increase, primarily due to improved pricing, higher sales volumes and improved gross profit percentage. Segment operating margin for the second quarter was 25.6% compared with 23.5% in the prior year quarter.

        Gross profit percentage for the six months was 37.8% compared with 35.6% in the prior year period. Segment operating income for the six months was $264.0 million, an increase of 35.9% compared with the prior year period. Segment operating margin was 25.0% compared with 22.3% in the prior year period. These results were primarily due to higher sales volumes, lower manufacturing costs, better operational productivity and pricing actions in response to higher raw materials costs.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the second quarter compared with the prior year quarter and the six months compared to the prior year period.

Net Sales—Grace Construction Products

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
GCP Americas	$129.9	$116.1	$13.8	11.9%	$238.7	$220.3	$18.4	8.4%
GCP Europe*	78.5	75.0	3.5	4.7%	136.6	134.3	2.3	1.7%
GCP Asia Pacific	49.4	40.0	9.4	23.5%	90.1	73.1	17.0	23.3%

Total GCP Sales	$257.8	$231.1	$26.7	11.6%	$465.4	$427.7	$37.7	8.8%

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Specialty Construction Chemicals (SCC)	$176.0	$155.8	$20.2	13.0%	$311.1	$276.4	$34.7	12.6%
Specialty Building Materials (SBM)	81.8	75.3	6.5	8.6%	154.3	151.3	3.0	2.0%

Total GCP Sales	$257.8	$231.1	$26.7	11.6%	$465.4	$427.7	$37.7	8.8%

        Second quarter sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $257.8 million, an increase of 11.6% from the prior year quarter. The sales increase was due to favorable currency translation

(5.0%), higher sales volumes (4.2%) and improved pricing (2.4%). Sales in the emerging regions increased 27.8% compared with the prior year quarter.

        Sales of the Grace Construction Products operating segment for the six months increased 8.8% overall and 22.1% in the emerging regions compared with the prior year period. The increase was due to favorable currency translation (3.5%), higher sales volumes (3.0%) and improved pricing (2.3%).

        We have better visibility to customer demand in the mature markets than we have had for some time, although demand data remains mixed. According to McGraw Hill Construction, U.S. commercial construction starts increased approximately 6% in the second quarter compared to the prior year quarter. Additionally, U.S. Census Bureau data shows that residential housing starts decreased approximately 4% from the prior year quarter. Demand for construction chemical products appears to be flat to slightly up compared with the prior year quarter.

        GCP Americas—sales to customers in the Americas were $129.9 million in the second quarter, an increase of 11.9% from the prior year quarter. Sales in North America increased 5.9% from the prior year quarter due to improved pricing and higher sales volumes. Sales in Latin America grew 43.1% compared with the prior year quarter primarily due to higher sales volumes.

        Sales for the six months were $238.7 million, up 8.4% compared with the prior year period. Sales in North America increased 2.2% from the prior year period due to improved pricing and higher sales volumes. Sales in Latin America grew 42.2% compared with the prior year period primarily due to higher sales volumes and improved pricing.

        GCP Europe—sales to customers in Western and Eastern Europe, the Middle East, Africa and India were $78.5 million in the second quarter, an increase of 4.7% from the prior year quarter. Sales for the six months were $136.6 million, up 1.7% compared with the prior year period. Sales were favorably impacted by currency translation and improved pricing, partially offset by lower sales volumes.

        GCP Asia Pacific—sales to customers in Asia (excluding India and the Middle East), Australia and New Zealand were $49.4 million in the second quarter, an increase of 23.5% from the prior year quarter. Sales increased primarily due to higher sales volumes and favorable currency translation.

        Sales for the six months were $90.1 million, up 23.3% compared with the prior year period. Sales increased primarily due to higher sales volumes and favorable currency translation.

Segment Operating Income (SOI) and Margin

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Gross profit percentage for the second quarter was 34.1% compared with 35.0% in the prior year quarter. The decrease in gross profit percentage was primarily due to higher raw materials costs and the additional operating costs of new plants in the emerging regions, partially offset by improved pricing.

        We are experiencing raw materials cost inflation in the high single digits in our construction products business. Our pricing actions in GCP Americas have been sufficient to fully offset these higher costs, though actions in GCP Europe and GCP Asia have only partially offset them. Our pricing actions may not fully offset the increased raw materials costs unless those costs moderate before year end. Current conditions do not support higher prices in some portions of the construction industry. We may reduce sales volumes on lower margin products to help improve overall profitability for the remainder of the year.

        Segment operating income for the second quarter was $29.6 million compared with $25.7 million in the prior year quarter, a 15.2% increase. The increase was primarily due to higher sales volumes and favorable currency translation, partially offset by lower gross profit percentage. Segment operating margin was 11.5%, compared with 11.1% in the prior year quarter.

        Gross profit percentage for the six months was 33.9% compared with 34.9% in the prior year period. The decrease in gross profit percentage was primarily due to higher raw materials costs and the additional operating costs of new plants in the emerging regions, partially offset by improved pricing. Segment operating income for the six months was $45.9 million compared with $41.3 million for the prior year period, an 11.1% increase. Segment operating margin for the six months was 9.9%, compared with 9.7% in the prior year period. The increases are primarily due to higher sales and the savings from restructuring actions taken in 2010.

Corporate Overview

Three Months Ended June 30, ($ in millions)	Six Months Ended June 30, ($ in millions)

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs increased by $4.7 million in the second quarter compared with the prior year quarter and $7.9 million in the six months compared with the prior year period primarily due to higher performance based incentive compensation.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Grace Davison, Grace Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense for the second quarter and six months was $15.1 million and $31.6 million compared with $18.4 million and $38.3 million for the prior year periods. The decrease in expense was primarily due to benefits from an accelerated plan contribution of approximately $180 million made in March 2011 and good plan asset performance in the U.S. in 2010.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$6.7	$4.3	$12.5	$10.8
Asbestos administration costs	1.2	1.9	2.3	3.6
Provision for environmental remediation related to asbestos	0.2	—	0.4	—
D&O insurance costs related to Chapter 11	0.4	0.9	0.8	1.7
Chapter 11 financing related(A):
Translation effects—intercompany loans	(7.6)	33.0	(27.3)	54.2
Value of currency forward contracts—intercompany loans	7.8	(32.3)	24.3	(51.5)
Certain other currency translation costs, net	0.3	—	1.7	1.6

Chapter 11- and asbestos-related costs, net	$9.0	$7.8	$14.7	$20.4

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

        The increase in Chapter 11- and asbestos-related costs, net, for the second quarter compared with the prior year quarter was primarily due to an increase in Chapter 11-related activity.

        The decrease in Chapter 11- and asbestos-related costs, net, for the six months compared with the prior year period was primarily due to the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.

Interest Expense

        Interest expense for the six months increased compared with the prior year period due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the six months and prior year period were 3.5% and 3.6%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the six months and prior year period would have been $67.1 million and $39.0 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $62.1 million and $3.9 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. During the six months, we recorded discrete charges of less than $0.1 million to the provision for income taxes.

        See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2011. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on July 31, 2011, we would have required approximately $750 million of new financing to consummate the Joint Plan. The increase in this estimate from December 31, 2010 was due to cash used for our accelerated defined benefit pension plan contribution and our recently announced acquisition of the De Neef Conchem Group, partially offset by cash generated from operations. In addition, we intend to seek a revolving credit facility of approximately $200 million in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash flow from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.

Cash Resources and Available Credit Facilities

        At June 30, 2011, we had available liquidity of $942.5 million, consisting of $894.7 million in cash and cash equivalents (approximately $643.0 million in the U.S.), and approximately $47.8 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions. At June 30, 2011, we held $84.8 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

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

        The following table summarizes our non-U.S. credit facilities as of June 30, 2011:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$71.3	$40.8	12/31/11
Other Countries	11.9	7.0	Various through 2012

Total	$83.2	$47.8

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the six months and prior year period:

	Six Months Ended June 30,
(In millions)	2011	2010
Net cash (used for) provided by operating activities	$(72.3)	$83.3
Net cash used for investing activities	(66.2)	(123.2)
Net cash provided by financing activities	7.2	2.7
Effect of currency exchange rate changes on cash and cash equivalents	10.3	(14.2)

Decrease in cash and cash equivalents	(121.0)	(51.4)
Cash and cash equivalents, beginning of period	1,015.7	893.0

Cash and cash equivalents, end of period	$894.7	$841.6

        Net cash used for operating activities in the six months was $72.3 million, compared with $83.3 million provided by operating activities in the prior year period. The change in cash used for operating activities is primarily due to our $180 million accelerated contribution to our U.S. defined benefit pension plans in the 2011 first quarter.

        Net cash used for investing activities in the six months was $66.2 million, compared with $123.2 million in the prior year period. The change in cash used for investing activities is primarily due to the restriction of $67.1 million of cash and cash equivalents in the prior year period, partially offset by an increase of $15.5 million in capital expenditures during the six months.

Debt and Other Contractual Obligations

        Total debt outstanding at June 30, 2011 was $965.8 million, including $400.1 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are in default on $526.1 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2011. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a further discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the second quarter and six months were $3.2 million and $6.3 million compared with $3.1 million and $6.5 million for the prior year periods.

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
Funded Status of Pension Plans (In millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Projected benefit obligation	$198.2	$196.1	$1,119.6	$1,137.4	$300.0	$282.5
Fair value of plan assets	238.8	231.7	966.1	753.4	—	—

Funded status (PBO basis)	$40.6	$35.6	$(153.5)	$(384.0)	$(300.0)	$(282.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $40.6 million as of June 30, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $153.5 million as of June 30, 2011. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $300.0 million at June 30, 2011 is unfunded. The combined balance of the underfunded and unfunded plans was $453.5 million as of June 30, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $14.1 million in "other current liabilities;" $327.2 million included in "underfunded and unfunded defined benefit pension plans"; and $112.2 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at June 30, 2011 were approximately $931 million, up $211 million from December 31, 2010, primarily as a result of cash contributions.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2011	2010	2011	2010
U.S. advance-funded plans	$—	$9.9	$203.1	$18.7
U.S. pay-as-you-go plans	1.5	1.4	2.9	2.7
Non-U.S. advance-funded plans	1.1	0.5	2.1	1.9
Non-U.S. pay-as-you-go plans	2.2	1.7	4.0	3.5

Total Cash Contributions	$4.8	$13.5	$212.1	$26.8

        We made contributions to our U.S. advance-funded plans of approximately $203 million in the 2011 first quarter, which includes minimum required payments of $23 million and an accelerated contribution of $180 million, and approximately $13 million in July 2011. We expect to make additional contributions of $30 million later in 2011.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $6.1 million to these plans during the six months compared with $5.4 million in the prior year period.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the second quarter and six months was $0.7 million and $1.9 million compared with $1.6 million and $2.2 million for the prior year periods. We received Medicare subsidy payments of $1.9 million during the six months compared with $1.4 million for the prior year period. Our recorded liability for postretirement benefits of $69.9 million at June 30, 2011 is stated at net present value discounted at 4.75%. Under our proposed Joint Plan, these benefits would continue.

Tax Matters

        Upon emergence from Chapter 11 under the Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions in the aggregate of approximately $2.5 billion or more primarily relating to asbestos, environmental and other payments made at emergence and thereafter. This will result in significant U.S. net operating losses upon emergence from Chapter 11 that will be carried forward because we did not pay a significant amount of U.S. tax in prior years and/or have already received or applied for tax refunds from available NOL carryback years. Under Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions when a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2.5 billion of these future deductions could be at risk. The Bankruptcy Court has entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock during the course of the Chapter 11 Cases. Nevertheless, we can provide no assurance that these limitations will prevent an ownership change or that our ability to utilize NOLs will not be significantly limited as a result of the Chapter 11 Cases.

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

Highly Inflationary Economy

        In the first quarter of 2010, Venezuela's economy was determined to be highly inflationary when the blended CPI/NCPI cumulative three-year inflation rate exceeded 100%. Beginning in the first quarter of 2010, we account for the results of our Venezuela operations as highly inflationary. We have remeasured our December 31, 2009 Venezuelan balance sheet into our functional currency (USD) and the translation impact has been charged to earnings. The impact of this change was not material to our results of operations.

        In January 2010, the Venezuelan government announced a devaluation of the bolivar. Venezuela announced that the fixed official rate would be devalued from the official exchange rate in place since 2005 of 2.15 per USD to a dual rate that sets the bolivar at 4.30 per USD for non-essential items and 2.60 per USD for food, medical supplies and machinery. During 2010, we used the rate of 4.30 per USD to record our bolivar denominated transactions and for remeasurement.

        In December 2010, the Venezuelan government announced that it was eliminating the 2.60 per USD rate. We expect to continue to use the official rate of 4.30 to record our bolivar denominated transactions in 2011. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our sales in the second quarter and six months. Total assets in Venezuela accounted for less than 1% of our total consolidated assets at June 30, 2011. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of June 30, 2011, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the

SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

W. R. GRACE & CO. (Registrant)
Date: August 5, 2011	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: August 5, 2011	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
15		Accountants' Awareness Letter
31.(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.