Form 10-Q
period 2011-09-30
W R GRACE & CO
filed 2011-11-04
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.01 par value per share	73,826,771 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W.R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheets of W.R. Grace & Co. and its subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss) for each of the three-month and nine-month periods ending September 30, 2011 and 2010, and the consolidated statements of equity (deficit) and of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

McLean, Virginia
November 4, 2011

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Net sales	$864.2	$682.1	$2,386.3	$1,982.0
Cost of goods sold	548.7	436.6	1,515.1	1,278.3

Gross profit	315.5	245.5	871.2	703.7
Selling, general and administrative expenses	147.3	123.9	421.8	376.2
Restructuring expenses and related asset impairments	0.1	5.7	1.0	9.1
Research and development expenses	16.8	14.8	49.1	44.9
Defined benefit pension expense	15.9	19.1	47.5	57.3
Interest expense and related financing costs	11.1	10.2	32.5	31.1
Provision for environmental remediation	1.1	—	1.6	—
Chapter 11 expenses, net of interest income	4.4	3.6	16.9	14.4
Equity in earnings of unconsolidated affiliates	(5.5)	(1.7)	(13.2)	(13.0)
Other expense (income), net	2.7	(2.1)	0.8	0.2

Total costs and expenses	193.9	173.5	558.0	520.2

Income before income taxes	121.6	72.0	313.2	183.5
Provision for income taxes	(40.4)	(17.1)	(102.5)	(20.9)

Net income	81.2	54.9	210.7	162.6
Less: Net loss (income) attributable to noncontrolling interests	0.1	—	0.6	(0.4)

Net income attributable to W. R. Grace & Co. shareholders	$81.3	$54.9	$211.3	$162.2

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.10	$0.75	$2.87	$2.23
Weighted average number of basic shares	73.7	72.8	73.5	72.7
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.07	$0.74	$2.80	$2.17
Weighted average number of diluted shares	75.7	74.3	75.5	74.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2011	2010
OPERATING ACTIVITIES
Net income	$210.7	$162.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	89.9	86.9
Equity in earnings of unconsolidated affiliates	(13.2)	(13.0)
Provision for income taxes	102.5	20.9
Income taxes paid, net of refunds	(38.3)	(21.8)
Defined benefit pension expense	47.5	57.3
Payments under defined benefit pension arrangements	(260.0)	(48.6)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(86.8)	(48.0)
Inventories	(89.3)	(47.5)
Accounts payable	54.8	40.2
All other items, net	36.9	(22.9)

Net cash provided by operating activities	54.7	166.1

INVESTING ACTIVITIES
Capital expenditures	(97.1)	(69.0)
Businesses acquired, net of cash acquired	(55.8)	(2.7)
Transfer to restricted cash and cash equivalents	(27.7)	(81.1)
Other investing activities	6.8	3.2

Net cash used for investing activities	(173.8)	(149.6)

FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements	10.0	(0.4)
Proceeds from exercise of stock options	10.3	7.9
Other financing activities	4.7	1.3

Net cash provided by financing activities	25.0	8.8

Effect of currency exchange rate changes on cash and cash equivalents	2.2	1.0

Increase (decrease) in cash and cash equivalents	(91.9)	26.3
Cash and cash equivalents, beginning of period	1,015.7	893.0

Cash and cash equivalents, end of period	$923.8	$919.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$923.8	$1,015.7
Restricted cash and cash equivalents	125.5	97.8
Trade accounts receivable, less allowance of $8.0 (2010—$7.0)	475.9	380.8
Accounts receivable—unconsolidated affiliates	4.3	5.3
Inventories	355.1	259.3
Deferred income taxes	72.1	54.7
Other current assets	107.1	90.6

Total Current Assets	2,063.8	1,904.2
Properties and equipment, net of accumulated depreciation and amortization of $1,765.4 (2010—$1,675.2)	719.1	702.5
Goodwill	149.0	125.5
Deferred income taxes	843.1	845.0
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	40.3	35.6
Investments in unconsolidated affiliates	69.3	56.4
Other assets	116.8	102.5

Total Assets	$4,501.4	$4,271.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$46.8	$37.0
Debt payable—unconsolidated affiliates	2.4	2.3
Accounts payable	265.5	207.1
Accounts payable—unconsolidated affiliates	5.2	8.5
Other current liabilities	352.7	278.0

Total Current Liabilities	672.6	532.9
Debt payable after one year	3.0	2.9
Debt payable—unconsolidated affiliates	17.8	12.6
Deferred income taxes	36.8	34.6
Underfunded and unfunded defined benefit pension plans	450.9	539.8
Other liabilities	45.5	43.6

Total Liabilities Not Subject to Compromise	1,226.6	1,166.4
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	933.9	911.4
Income tax contingencies	90.0	93.8
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	138.5	144.0
Postretirement benefits	189.9	181.1
Other liabilities and accrued interest	146.8	143.8

Total Liabilities Subject to Compromise	3,199.1	3,174.1

Total Liabilities	4,425.7	4,340.5

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2011—73,787,513 (2010—73,120,357)	0.7	0.7
Paid-in capital	468.6	455.9
Retained earnings	243.0	31.7
Treasury stock, at cost: shares: 2011—3,192,247; (2010—3,859,403)	(38.0)	(45.9)
Accumulated other comprehensive loss	(605.1)	(518.1)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	69.2	(75.7)
Noncontrolling interests	6.5	6.9

Total Equity (Deficit)	75.7	(68.8)

Total Liabilities and Equity (Deficit)	$4,501.4	$4,271.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)
Net income	—	162.2	—	—	0.4	162.6
Stock plan activity	7.9	—	6.5	—	—	14.4
Other comprehensive loss	—	—	—	(61.2)	(0.4)	(61.6)

Balance, September 30, 2010	$454.5	$(13.2)	$(49.4)	$(575.7)	$8.7	$(175.1)

Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)
Net income (loss)	—	211.3	—	—	(0.6)	210.7
Stock plan activity	12.7	—	7.9	—	—	20.6
Other comprehensive income (loss)	—	—	—	(87.0)	0.2	(86.8)

Balance, September 30, 2011	$469.3	$243.0	$(38.0)	$(605.1)	$6.5	$75.7

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income	$81.2	$54.9	$210.7	$162.6

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(114.5)	(11.9)	(79.5)	(72.1)
Currency translation adjustments	(7.6)	8.5	(6.3)	12.8
Loss from hedging activities, net of income taxes	(1.7)	(0.7)	(1.2)	(1.9)

Total other comprehensive loss attributable to W. R. Grace & Co. shareholders	(123.8)	(4.1)	(87.0)	(61.2)
Total other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	(0.6)	0.2	(0.4)

Total other comprehensive loss	(124.0)	(4.7)	(86.8)	(61.6)

Comprehensive income (loss)	$(42.8)	$50.2	$123.9	$101.0

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the nine-month interim period ended September 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011.

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

        Effect of New Accounting Standards—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2010-06 "Improving Disclosures about Fair Value Measurements". This update provides additional guidance and expands the disclosure requirements related to transfers of assets in and out of Levels 1 and 2 as well as the activity for Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 for further discussion of financial assets and liabilities subject to Accounting Standard Codification ("ASC") 820 "Fair Value Measurements and Disclosures".

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

        In May 2011, the FASB issued ASU 2011-04 "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". This update provides additional guidance and expands the disclosure requirements related to certain aspects of fair value measurement, primarily affecting financial instruments and Level 3 assets. The new disclosures and clarifications of existing disclosures are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years; early adoption is not permitted. Grace will adopt this standard for 2012 and does not expect it to have a material effect on the Consolidated Financial Statements.

        In June 2011, the FASB issued ASU 2011-05 "Presentation of Comprehensive Income". This update is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. Grace will adopt this standard for 2012 and does not expect it to have a material effect on the Consolidated Financial Statements.

        In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment". This update is intended to simplify how entities test goodwill for impairment, by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The new requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. Grace will adopt this standard for the fourth quarter of 2011 and does not expect it to have a material effect on the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Under the Joint Plan, two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos-related personal injury claims would be channeled for resolution to one asbestos trust (the "PI Trust") and all asbestos-related property damage claims, including U.S. and Canadian ZAI property damage claims, would be channeled to a separate asbestos trust (the "PD Trust").

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        The PD account would be funded with:

  •
  Approximately $152 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses, to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and CDN$8.6 million in cash to be paid by Grace pursuant to the Amended Settlement.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Approximately 14,900 proofs of claim were filed by the March 31, 2003, bar date. Of these claims, approximately 9,500 were non-asbestos-related, approximately 4,400 were PD Claims, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. Under the Joint

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Plan, these claims would be channeled to the PI Trust for resolution. In addition, approximately 800 proofs of claim were filed after the bar date.

        Approximately 6,685 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's existing plans, programs, and policies regarding employee bonuses and other compensation, indemnity agreements or various medical, insurance, severance, retiree and other benefits (collectively, the "Grace Benefit Programs"). On July 3, 2010, the Bankruptcy Court entered an order disallowing the Employee Claims because: (i) Grace has continued to pay its Grace Benefit Programs obligations during the Chapter 11 Cases and intends to do so for the remainder of the Chapter 11 Cases and thereafter; and (ii) pursuant to the Joint Plan, Grace is assuming its obligations under the Grace Benefit Programs and will continue to pay all such obligations pursuant to the terms and conditions of the applicable Grace Benefit Programs. The omnibus objection to Employee Claims did not address an additional approximately 255 claims filed by employees and former employees. These remaining employee-related claims will be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos, non-employee related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003, bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2011, of the approximately 4,335 non-ZAI PD Claims filed, approximately 410 claims have been resolved and approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 20 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. As of September 30, 2011, of the approximately 3,300 non-asbestos claims filed, approximately 1,925 have been expunged or withdrawn by claimants, approximately 1,205 have been resolved, and an additional approximately 170 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of September 30, 2011, approximately 19,260 U.S. ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of September 30, 2011, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with ASC 852 "Reorganizations". ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of the Debtors' assets and the liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2011, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at September 30, 2011, was $1,235.7 million comprised of $115.0 million in cash from Fresenius and $1,120.7 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2011	December 31, 2010
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	900.0	878.5
Environmental contingencies	138.5	144.0
Unfunded special pension arrangements	127.1	119.5
Income tax contingencies	90.0	93.8
Postretirement benefits other than pension	73.7	70.2
Drawn letters of credit plus accrued interest	33.9	32.9
Accounts payable	31.1	31.1
Retained obligations of divested businesses	28.8	28.6
Other accrued liabilities	86.9	84.1
Reclassification to current liabilities(1)	(10.9)	(8.6)

Total Liabilities Subject to Compromise	$3,199.1	$3,174.1

(1)
As of September 30, 2011 and December 31, 2010, approximately $10.9 million and $8.6 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2011.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(352.9)
Expense/(income) items:
Interest on pre-petition liabilities	499.6
Employee-related accruals	117.8
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	336.3
Provision for income tax contingencies	(79.1)
Balance sheet reclassifications	(36.6)

Balance, end of period	$3,199.1

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the nine month periods ended September 30, 2011 and 2010 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their recent bankruptcy court filings they asserted, was approximately $140 million greater than the interest currently accrued (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court has overruled this assertion; this ruling has been appealed to the U.S. District Court.

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

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Legal and financial advisory fees	$4.5	$3.9	$17.3	$14.7
Interest income	(0.1)	(0.3)	(0.4)	(0.3)

Chapter 11 expenses, net of interest income	$4.4	$3.6	$16.9	$14.4

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Nine Months Ended September 30,
(In millions) (Unaudited)	2011	2010
Net sales, including intercompany	$1,046.2	$875.3

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	694.8	552.2
Selling, general and administrative expenses	210.8	187.0
Defined benefit pension expense	32.7	43.0
Depreciation and amortization	51.1	50.3
Chapter 11 expenses, net of interest income	16.9	14.4
Research and development expenses	27.4	25.9
Interest expense and related financing costs	29.8	30.0
Restructuring expenses	0.9	2.7
Provision for environmental remediation	1.7	—
Other income, net	(56.9)	(52.5)

	1,009.2	853.0

Income before income taxes and equity in net income of non-filing entities	37.0	22.3
Benefit from (provision for) income taxes	(15.0)	3.5

Income (loss) before equity in net income of non-filing entities	22.0	25.8
Equity in net income of non-filing entities	189.3	136.4

Net income attributable to W. R. Grace & Co. shareholders	$211.3	$162.2

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Nine Months Ended September 30,
(In millions) (Unaudited)	2011	2010
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$211.3	$162.2
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	51.1	50.3
Equity in net income of non-filing entities	(189.3)	(136.4)
(Benefit from) provision for income taxes	15.0	(3.5)
Income taxes (paid), net of refunds	(12.3)	1.1
Defined benefit pension expense	32.7	43.0
Payments under defined benefit pension arrangements	(250.0)	(40.1)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(32.6)	(28.7)
Inventories	(48.6)	(22.9)
Accounts payable	36.8	19.4
All other items, net	92.4	(1.7)

Net cash provided by (used for) operating activities	(93.5)	42.7

Investing Activities
Capital expenditures	(52.5)	(34.5)
Transfer to restricted cash and cash equivalents	(6.8)	(75.7)

Net cash used for investing activities	(59.3)	(110.2)

Net cash provided by financing activities	20.4	7.5

Net decrease in cash and cash equivalents	(132.4)	(60.0)
Cash and cash equivalents, beginning of period	787.2	685.5

Cash and cash equivalents, end of period	$654.8	$625.5

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$654.8	$787.2
Restricted cash and cash equivalents	81.3	74.5
Trade accounts receivable, net	131.9	99.3
Accounts receivable—unconsolidated affiliates	3.5	4.4
Receivables from non-filing entities, net	97.7	106.8
Inventories	152.4	103.8
Other current assets	78.6	56.4

Total Current Assets	1,200.2	1,232.4
Properties and equipment, net	410.1	407.2
Deferred income taxes	808.2	806.2
Asbestos-related insurance	500.0	500.0
Investment in non-filing entities	415.6	254.3
Loans receivable from non-filing entities, net	381.5	359.4
Overfunded defined benefit pension plans	0.2	0.3
Investment in unconsolidated affiliates	69.3	56.4
Other assets	78.4	83.5

Total Assets	$3,863.5	$3,699.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $6.2 due to unconsolidated affiliates) (2010—$6.3)	$274.1	$183.5
Underfunded defined benefit pension plans	266.6	367.7
Other liabilities (including $17.8 due to unconsolidated affiliates) (2010—$12.6)	54.4	50.0

Total Liabilities Not Subject to Compromise	595.1	601.2
Liabilities Subject to Compromise	3,199.1	3,174.1

Total Liabilities	3,794.2	3,775.3
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	69.2	(75.7)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	69.3	(75.6)

Total Liabilities and Equity (Deficit)	$3,863.5	$3,699.7

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of September 30, 2011, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.6 million.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of September 30, 2011 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of September 30, 2011, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos-related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at September 30, 2011, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and September 30, 2011 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of September 30, 2011 and December 31, 2010, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of pre-petition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

these settlement agreements, Grace has not recorded this amount or reduced its asbestos insurance receivable balance.

        As of September 30, 2011, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2011 and December 31, 2010:

(In millions)	September 30, 2011	December 31, 2010
Raw materials	$67.9	$60.8
In process	48.8	30.9
Finished products	202.5	136.2
Other	35.9	31.4

	$355.1	$259.3

Notes to Consolidated Financial Statements (Continued)

5. Debt

Components of Debt

(In millions)	September 30, 2011	December 31, 2010
Debt payable within one year	$46.8	$37.0

Debt payable after one year	$3.0	$2.9

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	399.9	378.5
Drawn letters of credit	26.1	26.1
Accrued interest on drawn letters of credit	7.9	6.8

	$933.9	$911.4

Weighted average interest rates on total debt	3.4%	3.4%

        At September 30, 2011, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $46.8 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At September 30, 2011, the carrying value of Grace's bank debt subject to compromise plus interest was $933.9 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At September 30, 2011, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until September 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2011, the contract volume, or notional amount, of the commodity contracts was 2.7 million MMBtu (million British thermal units) with a total contract value of $12.5 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until September 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2011, the contract volume, or notional amount, of the commodity contracts was 2.9 million pounds with a total contract value of $3.4 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of September 30, 2011, the total notional amount related to the remaining outstanding currency forward contracts was €246.7 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$27.0	$—	$27.0	$—
Commodity derivatives	—	—	—	—

Total Assets	$27.0	$—	$27.0	$—

Liabilities
Currency derivatives	$1.0	$—	$1.0	$—
Commodity derivatives	2.2	—	2.2	—

Total Liabilities	$3.2	$—	$3.2	$—

	Fair Value Measurements at December 31, 2010 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$16.9	$—	$16.9	$—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$17.2	$—	$17.2	$—

Liabilities
Currency derivatives	$0.7	$—	$0.7	$—
Commodity derivatives	0.9	—	0.9	—

Total Liabilities	$1.6	$—	$1.6	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at September 30, 2011 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$2.2
Currency contracts	Other current assets	—	Other current liabilities	0.9
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	15.8	Other current liabilities	0.1
Currency contracts	Other assets	11.2	Other liabilities	—

Total derivatives		$27.0		$3.2

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.3	Other current liabilities	$0.9
Currency contracts	Other current assets	0.1	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	5.5	Other current liabilities	0.7
Currency contracts	Other assets	11.3	Other liabilities	—

Total derivatives		$17.2		$1.6

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine month periods ended September 30, 2011 and 2010:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.7)	Cost of goods sold	$0.2
Commodity contracts	(2.2)	Cost of goods sold	(0.5)

Total derivatives	$(2.9)		$(0.3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$23.2

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.5)	Cost of goods sold	$0.2
Commodity contracts	(2.8)	Cost of goods sold	(1.6)

Total derivatives	$(3.3)		$(1.4)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(1.1)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$—
Commodity contracts	(2.1)	Cost of goods sold	(1.0)

Total derivatives	$(2.1)		$(1.0)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(31.0)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2010 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(5.5)	Cost of goods sold	(2.7)

Total derivatives	$(5.5)		$(2.6)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$20.4

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at September 30, 2011 and December 31, 2010.

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

7. Income Taxes

        As of September 30, 2011, the income tax provision on 2011 forecasted income before discrete items was estimated to be 32.6% as compared to 32.0% for the same period in the prior year.

        The income tax provision as of September 30, 2010 included a settlement relating to the carryback of remaining net operating losses from 1998 to the tax years 1990 through 1996 that resulted in a refund. Grace recorded a tax benefit in the amount of $16.9 million related to the settlement in March 2010. The recorded tax benefit included an estimate of interest payable to Grace that exceeded the original IRS refund by approximately $4.7 million. Grace filed a Form 843-Claim for Refund on December 31, 2010 requesting interest netting and received interest refunds in the amount of $7.5 million from the IRS in the current quarter. Grace recorded the benefit of the additional IRS interest of $2.8 million ($1.8 million net of tax) in the current quarter.

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007 - 2009	2010
United States—State	1997 - 2009	2010
Germany	2006 - 2008	2009 - 2010
United Kingdom	None	2004 - 2010
Singapore	None	2007 - 2010
France	None	2008 - 2010
Canada	2003 - 2005	2006 - 2010

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $38.9 million to $71.7 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $9.4 million.

  2.
  As a result of expected statute of limitations expirations and the resolution of examination issues and settlements with U.S. federal and state tax authorities, it is reasonably possible that the liability for unrecognized tax benefits would decrease during the next 12 months by up to $15.2 million.

        On December 3, 2010, Grace and the Commissioner of the Department of Revenue for the Commonwealth of Massachusetts entered into a settlement agreement resolving all claims for pre-petition taxes and interest for the taxable years 1990 through 1999 for $15.0 million. The settlement was approved by the U.S. Bankruptcy Court on January 6, 2011 and Grace made the payment to the Commonwealth of Massachusetts on January 24, 2011.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $16.2 million ($12.3 million net of applicable tax benefits) and $18.3 million ($14.6 million net of applicable tax benefits) as of September 30, 2011 and December 31, 2010, respectively.

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2011	December 31, 2010
Overfunded defined benefit pension plans	$40.3	$35.6

Underfunded defined benefit pension plans	(278.3)	(383.9)
Unfunded defined benefit pension plans	(172.6)	(155.9)

Total underfunded and unfunded defined benefit pension plans	(450.9)	(539.8)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(121.3)	(113.8)
Pension liabilities included in other current liabilities	(13.9)	(12.9)

Net funded status	$(545.8)	$(630.9)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

$40.3 million as of September 30, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $586.1 million as of September 30, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.9 million in "other current liabilities"; $450.9 million included in "underfunded and unfunded defined benefit pension plans", of which $278.3 million relates to underfunded plans and $172.6 million relates to unfunded plans; and $121.3 million in "liabilities subject to compromise."

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.25% as of December 31, 2010 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2011, Grace decreased the discount rate for the U.S. qualified pension plans from 5.25% at December 31, 2010 to 4.25% at September 30, 2011 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2010. Based on review of the yield curve analyses for these plans as of September 30, 2011, Grace changed the discount rate for the United Kingdom from 5.50% at December 31, 2010 to 5.25% at September 30, 2011, and for Canada from 5.50% at

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

December 31, 2010 to 5.25% at September 30, 2011. Grace did not change the discount rate for Germany from the 5.00% rate in effect at December 31, 2010. The funded status as of September 30, 2011 reflects a decrease in total assets of approximately $6 million and an increase in total liabilities of approximately $131 million as compared to December 31, 2010, resulting from the change in discount rates (including the postretirement plan).

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

  Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2011			2010
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.6	$2.2	$0.1	$4.2	$1.9	$0.1
Interest cost	15.1	5.8	0.8	15.5	5.3	0.8
Expected return on plan assets	(16.5)	(4.1)	—	(13.0)	(3.7)	—
Amortization of prior service cost (credit)	0.3	—	—	0.2	—	(1.0)
Amortization of net deferred actuarial loss	7.4	1.1	0.2	7.4	1.3	0.1

Net periodic benefit cost	$10.9	$5.0	$1.1	$14.3	$4.8	$—

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Nine Months Ended September 30,
	2011			2010
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$13.7	$6.6	$0.2	$12.7	$5.7	$0.2
Interest cost	45.2	17.2	2.4	46.3	15.9	2.6
Expected return on plan assets	(49.6)	(12.2)	—	(39.0)	(11.2)	—
Amortization of prior service cost (credit)	0.9	—	—	0.8	—	(3.0)
Amortization of net deferred actuarial loss	22.5	3.2	0.5	22.2	3.9	0.3

Net periodic benefit cost	$32.7	$14.8	$3.1	$43.0	$14.3	$0.1

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On March 25, 2011, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $56 million and an accelerated contribution of up to $180 million for the period from March 2011 through December 2011. In that regard, Grace contributed approximately $10 million in January 2011 (approved by the Bankruptcy Court in 2010), approximately $193 million in March 2011, approximately $13 million in July 2011, and approximately $30 million in September 2011 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three and nine month periods ended September 30, 2011 were $3.0 million and $9.3 million compared with $3.0 million and $9.5 million for the prior year periods.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

(In millions)	September 30, 2011	December 31, 2010
Other Assets
Patents, licenses and other intangible assets, net	$73.7	$56.3
Deferred charges	22.6	25.8
Fair value of currency forward contracts	11.2	11.3
Other assets	9.3	9.1

	$116.8	$102.5

Other Current Liabilities
Accrued compensation	$96.4	$83.7
Income tax payable	69.0	30.2
Customer volume rebates	34.6	32.6
Accrued commissions	9.3	10.1
Deferred tax liability	9.0	9.1
Accrued Chapter 11 reorganization expenses	7.1	6.0
Fair value of currency forward and commodity contracts	3.2	1.6
Other accrued liabilities	124.1	104.7

	$352.7	$278.0

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

        At September 30, 2011, Grace's estimated liability for environmental investigative and remediation costs (non-asbestos and asbestos-related) totaled $139.7 million, as compared with $145.7 million at December 31, 2010. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" and other current liabilities in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2011 and 2010 were $7.7 million and $4.4 million, respectively.

Vermiculite Related Matters

        Grace purchased a vermiculite mine in Libby, Montana in 1963 and operated it until 1990. Vermiculite ore from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore that was mined at the Libby mine was contaminated with naturally-occurring asbestos. The U.S. Environmental Protection Agency (EPA) has investigated sites, including sites owned by Grace that used and stored or processed vermiculite from the Libby mine. Grace and other potentially responsible parties have conducted investigations and/or remedial actions at those sites identified by the EPA as requiring remedial action.

        During 2010, the EPA commenced a reinvestigation of up to 105 former or currently operating plants, including five owned by Grace at September 30, 2011, at which vermiculite from the Libby mine was processed prior to 1990. Grace is cooperating with the EPA on this reinvestigation. Grace evaluates its estimated remediation liability as it receives additional information regarding potential remediation of these sites.

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at September 30, 2011 and December 31, 2010 was $51.7 million and $52.7 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims which may be material but are not currently estimable. As Grace receives new information, its estimated liability may change materially.

Non-Vermiculite Related Matters

        At September 30, 2011 and December 31, 2010, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $88.0 million and $93.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        The EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of the EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2011, Grace had gross financial assurances issued and outstanding of $250.3 million, composed of $106.2 million of surety bonds issued by various insurance companies and $144.1 million of standby letters of credit and other financial assurances issued by various banks; $75.4 million of these financial assurances have been issued under the letter of credit facility.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2011.

11. Restructuring Expenses and Related Asset Impairments

        In the third quarter of 2011, Grace implemented cost reduction and restructuring actions to further improve productivity. Grace accrued $0.1 million of restructuring expenses related to Grace Construction Products during the third quarter 2011, compared to $5.7 million ($3.6 million in Grace Construction Products and $2.1 million in Corporate) of restructuring expenses during the third quarter of 2010. The third quarter restructuring actions consisted of involuntary programs that reduced total employment by four employees worldwide. Grace expects substantially all costs related to the restructuring programs to be paid by December 31, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring Expenses and Related Asset Impairments (In millions)	2011	2010	2011	2010
Severance and other employee related costs	$0.1	$4.7	$1.0	$8.1
Asset impairments and other restructuring costs	—	1.0	—	1.0

Total restructuring expenses and related asset impairments	$0.1	$5.7	$1.0	$9.1

Restructuring Liability (In millions)	Total
Balance at January 01, 2008	$—
Accruals for severance and other employee related costs	5.2
Payments	(4.5)

Balance at December 31, 2008	$0.7
Accruals for severance and other employee related costs	29.6
Payments	(17.5)
Currency translation adjustments and other	0.7

Balance at December 31, 2009	$13.5
Accruals for severance and other employee related costs	10.2
Payments	(13.9)
Currency translation adjustments and other	(0.2)

Balance at December 31, 2010	$9.6
Accruals for severance and other employee related costs	1.0
Payments	(6.3)
Currency translation adjustments and other	(0.2)

Balance at September 30, 2011	$4.1

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Reduction by Operating Segment	2011	2010	2011	2010
Grace Davison	—	—	5	9
Grace Construction Products	4	47	8	107
Corporate	—	40	8	56

Total	4	87	21	172

12. Other Expense (Income), net

        Components of other expense (income), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Translation effects—intercompany loans	$27.3	$(35.2)	$—	$19.0
Value of currency forward contracts—intercompany loans	(23.6)	30.9	0.7	(20.7)
Other currency transaction effects	0.2	2.2	2.3	4.0
Interest income	(0.3)	(0.3)	(0.9)	(0.6)
Net loss (gain) on sales of investments and disposals of assets	(0.8)	0.2	(3.6)	(0.1)
Other miscellaneous expense (income)	(0.1)	0.1	2.3	(1.4)

Total other expense (income), net	$2.7	$(2.1)	$0.8	$0.2

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine month periods ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.3	$(0.1)	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.7	(3.0)	5.7
Other changes in funded status	(184.6)	64.2	(120.4)

Benefit plans, net	(175.6)	61.1	(114.5)
Currency translation adjustments	(7.6)	—	(7.6)
Gain (loss) from hedging activities	(2.6)	0.9	(1.7)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(185.8)	$62.0	$(123.8)

Nine Months Ended September 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.9	$(0.3)	$0.6
Amortization of net deferred actuarial loss included in net periodic benefit cost	26.2	(9.0)	17.2
Other changes in funded status	(149.4)	52.1	(97.3)

Benefit plans, net	(122.3)	42.8	(79.5)
Currency translation adjustments	(6.3)	—	(6.3)
Gain (loss) from hedging activities	(1.9)	0.7	(1.2)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(130.5)	$43.5	$(87.0)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Three Months Ended September 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.8)	$0.3	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.8	(3.0)	5.8
Other changes in funded status	(26.3)	9.1	(17.2)

Benefit plans, net	(18.3)	6.4	(11.9)
Currency translation adjustments	8.5	—	8.5
Gain (loss) from hedging activities	(1.1)	0.4	(0.7)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.9)	$6.8	$(4.1)

Nine Months Ended September 30, 2010 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.2)	$0.8	$(1.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	26.4	(9.0)	17.4
Other changes in funded status	(133.1)	45.0	(88.1)

Benefit plans, net	(108.9)	36.8	(72.1)
Currency translation adjustments	12.8	—	12.8
Gain (loss) from hedging activities	(2.9)	1.0	(1.9)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(99.0)	$37.8	$(61.2)

        The following table presents the components of Grace's accumulated other comprehensive loss at September 30, 2011 and December 31, 2010:

Components of Accumulated Other Comprehensive Loss (In millions)	September 30, 2011	December 31, 2010
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(2.2)	$(2.8)
Net deferred actuarial loss (net of tax)	(635.8)	(555.7)

Benefit plans, net	(638.0)	(558.5)
Currency translation	35.5	41.8
Hedging activities, net of tax	(1.8)	(0.6)
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(605.1)	$(518.1)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at September 30, 2011 and December 31, 2010, respectively, represents the accumulation of net deferred actuarial losses of $635.8 million and $555.7 million as well as net prior service costs of $2.2 million and $2.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the nine month periods ended September 30, 2011 and 2010, the pre-tax expense (benefit) recognized related to prior service costs (credits) was $0.9 million and $(2.2) million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $26.2 million and $26.4 million, respectively. In addition, $149.4 million and $133.1 million of pre-tax loss was recognized for changes in funded status during the nine month periods ended September 30, 2011 and 2010, respectively.

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

        See Note 6 for a discussion of hedging activities.

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended, September 30,		Nine Months Ended, September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$81.3	$54.9	$211.3	$162.2

Denominators
Weighted average common shares—basic calculation	73.7	72.8	73.5	72.7
Dilutive effect of employee stock options	2.0	1.5	2.0	1.9

Weighted average common shares—diluted calculation	75.7	74.3	75.5	74.6

Basic earnings per share	$1.10	$0.75	$2.87	$2.23

Diluted earnings per share	$1.07	$0.74	$2.80	$2.17

        There were approximately 1.3 million anti-dilutive options outstanding for the three and nine month periods ended September 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

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

Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net Sales
Grace Davison	$591.2	$458.3	$1,647.9	$1,330.4
Grace Construction Products	273.0	223.8	738.4	651.6

Total	$864.2	$682.1	$2,386.3	$1,982.0

Adjusted EBIT
Grace Davison	$153.6	$103.3	$417.6	$297.5
Grace Construction Products	30.2	28.3	76.1	69.6
Corporate costs	(26.0)	(21.1)	(75.8)	(63.0)
Defined benefit pension expense	(15.9)	(19.1)	(47.5)	(57.3)

Total	$141.9	$91.4	$370.4	$246.8

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the three and nine month periods ended September 30, 2011 and 2010 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Grace Adjusted EBIT	$141.9	$91.4	$370.4	$246.8
Chapter 11- and asbestos-related costs, net	(9.3)	(3.8)	(24.0)	(24.1)
Restructuring expenses and related asset impairments	(0.1)	(5.7)	(1.0)	(9.1)
Interest expense and related financing costs	(11.1)	(10.2)	(32.5)	(31.1)
Interest income of non-Debtor subsidiaries	0.3	0.3	0.9	0.6
Net income (loss) attributable to noncontrolling interests	(0.1)	—	(0.6)	0.4

Income before income taxes	$121.6	$72.0	$313.2	$183.5

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net Sales
United States	$261.1	$195.6	$715.0	$573.4
Canada and Puerto Rico	28.8	19.7	73.2	60.1

Total North America	289.9	215.3	788.2	633.5
Europe Middle East Africa	336.9	268.3	934.6	789.8
Asia Pacific	155.1	125.2	435.9	348.5
Latin America	82.3	73.3	227.6	210.2

Total	$864.2	$682.1	$2,386.3	$1,982.0

16. Unconsolidated Affiliates

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Grace has a 50% ownership interest in the Advanced Refining Technologies LLC joint venture (ART), and it is the largest such investment accounted for using the equity method.

        Grace and ART transact business on a regular basis, and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. For the quarters ended September 30, 2011 and 2010, Grace sales of catalysts to ART were $48.7 million and $55.1 million, respectively. For the quarters ended September 30, 2011 and 2010, charges for fixed costs, research and development and selling, general and administrative services to ART were $7.1 million and $6.3 million, respectively. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2012. No amounts were outstanding at September 30, 2011.

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results of these joint ventures are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's consolidated affiliates for which there is a noncontrolling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Sales	$22.5	$21.6	$62.6	$65.1
Income (loss) before taxes	(0.9)	0.1	(2.4)	1.9
Net income (loss)	(1.0)	0.1	(2.7)	1.4
Noncontrolling interests in net income (loss)	(0.1)	—	(0.6)	0.4

(In millions)	September 30, 2011	December 31, 2010
Cash	$4.7	$10.2
Other current assets	36.1	30.5
Total assets	51.6	52.4
Total liabilities	31.8	30.1
Shareholders' equity	19.8	22.3
Noncontrolling interests in shareholders' equity	6.5	6.9

18. Acquisitions

        In July 2011 Grace acquired the stock of the De Neef Conchem Group, a privately-owned group of companies that develop waterproofing products for the construction industry, for consideration of $55.8 million.

        The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date in accordance with ASC 805 "Business Combinations". The following amounts represent the preliminary determination of the fair value of these assets and liabilities. Adjustments to these amounts may be necessary based on final determinations.

(In millions)
Tangible assets	$16.5
Intangible assets	26.3
Goodwill	23.9
Liabilities assumed	(10.9)

Net assets acquired, net of cash acquired	$(55.8)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended September 30, 2011 as the "third quarter", the quarter ended September 30, 2010 as the "prior year quarter", the quarter ended June 30, 2011 as the "2011 second quarter", the nine months ended September 30, 2011 as the "nine months" and the nine months ended September 30, 2010 as the "prior year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-U.S. GAAP performance measures.

Results of Operations

Third Quarter Performance Summary

        Following is a summary of our key financial performance measures for the third quarter:

  •
  Net sales increased 26.7% to $864.2 million

  •
  Adjusted EBIT increased 55.3% to $141.9 million

  •
  Grace Net Income increased 48.1% to $81.3 million or $1.07 per diluted share

  •
  Adjusted EBIT ROIC increased to 34.2%

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

Global scope

        We operate globally with approximately 71% of our annual 2010 sales and 70% of our nine months sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

Analysis of Operations

        We have set forth in the table below our key operating statistics with percentage changes for the third quarter compared to the prior year quarter and for the nine months compared to the prior year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Analysis of Operations (In millions)	2011	2010	% Change	2011	2010	% Change
Net sales:
Grace Davison	$591.2	$458.3	29.0%	$1,647.9	$1,330.4	23.9%

Refining Technologies	300.8	189.6	58.6%	785.4	540.6	45.3%
Materials Technologies	184.3	171.5	7.5%	545.8	506.6	7.7%
Specialty Technologies	106.1	97.2	9.2%	316.7	283.2	11.8%

Grace Construction Products	273.0	223.8	22.0%	738.4	651.6	13.3%

Americas	140.3	113.0	24.2%	379.0	333.4	13.7%
Europe	80.8	69.2	16.8%	217.4	203.5	6.8%
Asia Pacific	51.9	41.6	24.8%	142.0	114.7	23.8%

Total Grace net sales	$864.2	$682.1	26.7%	$2,386.3	$1,982.0	20.4%

Net sales by region:
North America	$289.9	$215.3	34.6%	$788.2	$633.5	24.4%
Europe Middle East Africa	336.9	268.3	25.6%	934.6	789.8	18.3%
Asia Pacific	155.1	125.2	23.9%	435.9	348.5	25.1%
Latin America	82.3	73.3	12.3%	227.6	210.2	8.3%

Total net sales by region	$864.2	$682.1	26.7%	$2,386.3	$1,982.0	20.4%

Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$153.6	$103.3	48.7%	$417.6	$297.5	40.4%
Grace Construction Products segment operating income	30.2	28.3	6.7%	76.1	69.6	9.3%
Corporate support functions (including performance based compensation)	(18.3)	(16.7)	(9.6)%	(56.3)	(47.7)	(18.0)%
Other corporate costs (including environmental remediation)	(7.7)	(4.4)	(75.0)%	(19.5)	(15.3)	(27.5)%
Defined benefit pension expense(B)	(15.9)	(19.1)	16.8%	(47.5)	(57.3)	17.1%

Adjusted EBIT	141.9	91.4	55.3%	370.4	246.8	50.1%
Chapter 11- and asbestos-related costs, net	(9.3)	(3.8)	(144.7)%	(24.0)	(24.1)	0.4%
Restructuring expenses and related asset impairments	(0.1)	(5.7)	98.2%	(1.0)	(9.1)	89.0%
Interest expense and related financing costs	(11.1)	(10.2)	(8.8)%	(32.5)	(31.1)	(4.5)%
Interest income of non-Debtor subsidiaries	0.3	0.3	—%	0.9	0.6	50.0%
Provision for income taxes	(40.4)	(17.1)	(136.3)%	(102.5)	(20.9)	NM

Net income attributable to W. R. Grace & Co. shareholders	$81.3	$54.9	48.1%	$211.3	$162.2	30.3%

Diluted EPS (GAAP)	$1.07	$0.74	44.6%	$2.80	$2.17	29.0%

Adjusted EPS (non-GAAP)	$1.16	$0.76	52.6%	$3.06	$1.98	54.5%

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Operations (In millions)	2011	2010	% Change		2011	2010	% Change
Profitability performance measures:
Gross margin:
Grace Davison	37.6%	36.3%	1.3	pts	37.7%	35.9%	1.8	pts
Grace Construction Products	34.5%	35.7%	(1.2)	pts	34.1%	35.2%	(1.1)	pts
Total Grace	36.5%	36.0%	0.5	pts	36.5%	35.5%	1.0	pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$141.9	$91.4	55.3%		$370.4	$246.8	50.1%
Depreciation and amortization	31.0	27.2	14.0%		89.9	86.9	3.5%

Adjusted EBITDA	$172.9	$118.6	45.8%		$460.3	$333.7	37.9%
Operating margin as a percentage of sales(A)(B):
Grace Davison segment operating income	26.0%	22.5%	3.5	pts	25.3%	22.4%	2.9	pts
Grace Construction Products segment operating income	11.1%	12.6%	(1.5)	pts	10.3%	10.7%	(0.4)	pts
Adjusted EBIT	16.4%	13.4%	3.0	pts	15.5%	12.5%	3.0	pts
Adjusted EBITDA	20.0%	17.4%	2.6	pts	19.3%	16.8%	2.5	pts
Cash flow performance measure:
Net income attributable to W. R. Grace & Co. shareholders	$81.3	$54.9	48.1%		$211.3	$162.2	30.3%
Chapter 11- and asbestos-related costs, net	9.3	3.8	144.7%		24.0	24.1	(0.4)%
Restructuring expenses and related asset impairments	0.1	5.7	(98.2)%		1.0	9.1	(89.0)%
Interest expense and related financing costs	11.1	10.2	8.8%		32.5	31.1	4.5%
Interest income of non-Debtor subsidiaries	(0.3)	(0.3)	—%		(0.9)	(0.6)	(50.0)%
Provision for income taxes	40.4	17.1	136.3%		102.5	20.9	NM

Adjusted EBIT	141.9	91.4	55.3%		370.4	246.8	50.1%
Depreciation and amortization	31.0	27.2	14.0%		89.9	86.9	3.5%

Adjusted EBITDA	172.9	118.6	45.8%		460.3	333.7	37.9%
Defined benefit pension expense	15.9	19.1	(16.8)%		47.5	57.3	(17.1)%
Change in net working capital	(14.4)	(25.2)	42.9%		(134.8)	(50.5)	(166.9)%
Change in other assets and liabilities	24.3	14.0	73.6%		13.7	(43.5)	131.5%
Capital expenditures	(39.4)	(26.8)	(47.0)%		(97.1)	(69.0)	(40.7)%

Adjusted Operating Cash Flow	$159.3	$99.7	59.8%		$289.6	$228.0	27.0%

	Four Quarters Ended September 30,
Analysis of Operations (In millions)	2011	2010
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$450.0	$307.3
Invested Capital:
Trade accounts receivable	480.2	420.6
Inventories	355.1	267.4
Accounts payable	(270.7)	(217.7)

	564.6	470.3
Other current assets	107.1	88.1
Properties and equipment, net	719.1	673.8
Goodwill	149.0	116.6
Investments in unconsolidated affiliates	69.3	58.4
Other assets	111.5	100.4
Other current liabilities	(348.6)	(262.1)
Other liabilities	(57.4)	(58.8)

Total invested capital	$1,314.6	$1,186.7

Adjusted EBIT Return On Invested Capital	34.2%	25.9%

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

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the third quarter compared with the prior year quarter and the nine months compared with the prior year period.

Net Sales and Gross Profit

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months ended September 30, 2011 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2010
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Grace Davison	(3.4)%	25.3%	7.1%	29.0%
Grace Construction Products	13.1%	3.1%	5.8%	22.0%
Net sales	2.1%	18.0%	6.6%	26.7%
By Region:
North America	9.1%	25.1%	0.4%	34.6%
Europe Middle East Africa	(4.8)%	18.2%	12.2%	25.6%
Asia Pacific	5.0%	12.3%	6.6%	23.9%
Latin America	1.5%	6.3%	4.5%	12.3%

        Sales increased 26.7% overall and 13.7% in emerging regions compared with the prior year quarter. The sales increase was due to improved pricing (18.0%), favorable currency translation (6.6%), and higher sales volumes (2.1%). Approximately two-thirds of the improved pricing was due to the rare earth surcharges in our Refining Technologies product group and about one-third was due to base price increases achieved across both of our operating segments.

        The lower sales volumes in Europe Middle East Africa were primarily due to lower sales of Grace Davison products, partially offset by higher sales of GCP products.

        Gross profit was $315.5 million, an increase of 28.5% compared with the prior year quarter. Gross margin for the third quarter was 36.5% compared with 36.0% in the prior year quarter. The increase in gross margin was primarily due to improved pricing, which more than offset higher raw materials costs.

	Nine Months ended September 30, 2011 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2010
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Grace Davison	2.7%	16.9%	4.3%	23.9%
Grace Construction Products	6.5%	2.5%	4.3%	13.3%
Net sales	3.9%	12.2%	4.3%	20.4%
By Region:
North America	6.8%	17.3%	0.3%	24.4%
Europe Middle East Africa	(1.5)%	12.9%	6.9%	18.3%
Asia Pacific	12.6%	6.9%	5.6%	25.1%
Latin America	1.3%	3.0%	4.0%	8.3%

        Sales increased 20.4% overall and 15.2% in the emerging regions compared with the prior year period. The sales increase was due to improved pricing (12.2%), favorable currency translation (4.3%) and higher sales volumes (3.9%). Approximately two-thirds of the improved pricing was due to the rare earth surcharges in our Refining Technologies product group and approximately one-third was due to base price increases achieved across both of our operating segments. Emerging regions represented 31.2% of sales for the nine months.

        Gross profit was $871.2 million, an increase of 23.8% compared with the prior year period. Gross margin for the nine months was 36.5% compared with 35.5% in the prior year period. The increase in gross margin was primarily due to improved pricing, which more than offset higher raw materials costs.

        We currently expect raw materials cost inflation for 2011 to be approximately $75 million, excluding rare earth cost inflation.

Adjusted EBIT

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Adjusted EBIT was $141.9 million in the third quarter compared with $91.4 million in the prior year quarter. The increase in Adjusted EBIT was primarily due to the increase in sales and improved gross margin compared with the prior year quarter. Adjusted EBIT margin was 16.4% for the third quarter compared with 13.4% in the prior year quarter.

        Adjusted EBIT was $370.4 million for the nine months compared with $246.8 million in the prior year period. The increase in Adjusted EBIT was primarily due to the increase in sales and improved gross margin compared with the prior year period. Adjusted EBIT margin was 15.5% for the nine months compared with 12.5% in the prior year period.

Grace Net Income

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Grace net income was $81.3 million in the third quarter compared with $54.9 million in the prior year quarter. The increase was primarily due to improved segment operating income, lower defined benefit pension expenses and lower restructuring expenses and related asset impairments, partially offset by a higher provision for income taxes and Chapter 11- and asbestos- related costs, net.

        Grace net income was $211.3 million for the nine months compared with $162.2 million in the prior year period. The increase was primarily due to improved segment operating income, lower defined benefit pension expenses and lower restructuring expenses and related asset impairments, partially offset by a higher provision for income taxes.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
(In millions)	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.07				$2.80
Restructuring charges and related asset impairments	$0.1	$—	$0.1	—	$1.0	$0.3	$0.7	0.01
Chapter 11- and asbestos-related costs, net	9.3	3.0	6.3	0.08	24.0	6.8	17.2	0.23
Discrete tax items:
U.S federal income tax settlement		1.8	(1.8)	(0.02)		1.8	(1.8)	(0.02)
Discrete tax items, including adjustments to uncertain tax positions		(2.3)	2.3	0.03		(2.7)	2.7	0.04

Adjusted EPS (non-GAAP)				$1.16				$3.06

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
(In millions)	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share	Pre-Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.74				$2.17
Restructuring charges and related asset impairments	$5.7	$1.5	$4.2	0.06	$9.1	$2.5	$6.6	0.09
Chapter 11- and asbestos-related costs, net	3.8	0.3	3.5	0.05	24.1	6.7	17.4	0.23
Discrete tax items:
U.S. federal income tax settlement		—	—	—		16.9	(16.9)	(0.23)
Discrete tax items, including adjustments to uncertain tax positions		7.0	(7.0)	(0.09)		21.0	(21.0)	(0.28)

Adjusted EPS (non-GAAP)				$0.76				$1.98

Adjusted Operating Cash Flow

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Adjusted Operating Cash Flow was $159.3 million for the third quarter compared with $99.7 million in the prior year quarter. Adjusted Operating Cash Flow was $289.6 million for the nine months compared with $228.0 million in the prior year period. Capital expenditures for the nine months were $97.1 million compared with $69.0 million in the prior year period. Net working capital days were 62 days in the third quarter, compared with 56 days in the prior year quarter and 56 days in the 2011 second quarter. Higher rare earth costs added approximately $100 million and six days to net working capital as of September 30, 2011.

Adjusted EBIT Return On Invested Capital

Trailing Four Quarters

        Adjusted EBIT Return On Invested Capital increased to 34.2% on a trailing four quarters basis from 25.9% on the same basis in the prior year quarter due to higher earnings and good control of net working capital.

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

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the third quarter compared with the prior year quarter and the nine months compared with the prior year period.

Net Sales—Grace Davison

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Refining Technologies	$300.8	$189.6	58.6%	$785.4	$540.6	45.3%
Materials Technologies	184.3	171.5	7.5%	545.8	506.6	7.7%
Specialty Technologies	106.1	97.2	9.2%	316.7	283.2	11.8%

Total Grace Davison Sales	$591.2	$458.3	29.0%	$1,647.9	$1,330.4	23.9%

        Sales of Grace Davison for the third quarter increased 29.0% overall and 9.0% in the emerging regions compared with the prior year quarter. The increase was due to improved pricing (25.3%) and favorable currency translation (7.1%), partially offset by lower sales volumes (3.4%).

        Sales of the Grace Davison operating segment for the nine months increased 23.9% overall and 12.1% in the emerging regions compared with the prior year period. The increase was due to improved pricing (16.9%), favorable currency translation (4.3%) and higher sales volumes (2.7%).

        Refining Technologies—sales of catalysts and chemical additives used by petroleum refineries were $300.8 million in the third quarter, an increase of 58.6% compared with the prior year quarter. Sales were favorably affected by improved pricing and favorable currency translation, partially offset by lower sales volumes. Price increases include surcharges implemented to offset the rising cost of raw materials, primarily rare earths, as well as higher pricing on new FCC catalysts technologies. We have introduced a series of new low and no rare earth catalysts designed to help customers mitigate the effect of higher rare earth costs. By the end of the third quarter, nearly 70% of our FCC catalyst customers had reformulated to at least one of our low or no rare earth products, up from just under 50% at the end of the 2011 second quarter.

        Sales for the nine months were $785.4 million, an increase of 45.3% compared with the prior year period. Sales were favorably affected by improved pricing, higher sales volumes, new product introductions, and favorable currency translation.

        We expect that rare earth market conditions will continue to be volatile for the foreseeable future.

        Materials Technologies—sales of engineered materials, coatings and sealants used in many industrial, consumer and packaging applications were $184.3 million in the third quarter, an increase of 7.5% compared with the prior year quarter. Sales were favorably affected by favorable currency translation and price increases, partially offset by lower sales volumes. The price increases implemented to offset rising raw materials costs, announced earlier in the year, were fully implemented during the third quarter. Most customers have accepted the new prices; however, we have seen lower sales volumes in some products, particularly packaging products.

        Sales for the nine months were $545.8 million, an increase of 7.7% compared with the prior year period. Sales were favorably affected by price increases, implemented to offset rising raw materials costs, and favorable currency translation, partially offset by lower sales volumes.

        We have added new capacity in Latin America that is in commercial production, and we are on schedule to commercialize new capacity in Asia during the 2011 fourth quarter.

        Specialty Technologies—sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $106.1 million in the third quarter, an increase of 9.2% compared with the prior year quarter. Sales were favorably affected by favorable currency translation, higher sales volumes, and improved pricing.

        Sales for the nine months were $316.7 million, an increase of 11.8% compared with the prior year period. Sales were favorably affected by higher sales volumes, favorable currency translation, and improved pricing.

        The polypropylene catalyst capacity expansion at our Worms, Germany facility is completing customer qualifications and we expect it to begin commercial operations during the first half of 2012. We expect the polypropylene manufacturing investment at our Albany, Oregon facility, obtained as part of the Synthetech acquisition, to be completed during the 2011 fourth quarter.

Segment Operating Income (SOI) and Margin

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Gross profit for the third quarter was $222.4 million, an increase of 33.8% compared with the prior year quarter. Gross margin for the third quarter was 37.6% compared with 36.3% in the prior year quarter. The increase in gross margin was primarily due to improved pricing partially offset by higher raw materials costs.

        We have managed the impact of high rare earth costs on our gross margins. Most important, both strategically and financially, has been the introduction and rapid customer acceptance of our low or no rare earth catalysts. These products have allowed us to improve our profitability and lower the total catalyst cost to our customers. New manufacturing capabilities and supply chain actions have also been important levers in managing our rare earth costs.

        Segment operating income for the third quarter was $153.6 million compared with $103.3 million in the prior year quarter, an increase of 48.7%, primarily due to higher sales and improved gross margin. Segment operating margin for the third quarter was 26.0% compared with 22.5% in the prior year quarter.

        Gross profit for the nine months was $621.5 million, an increase of 30.3% compared with the prior year period. Gross margin for the nine months was 37.7% compared with 35.9% in the prior year period. Segment operating income for the nine months was $417.6 million, an increase of 40.4% compared with the prior year period. Segment operating margin for the nine months was 25.3% compared with 22.4% in the prior year period. These results were primarily due to improved pricing, higher sales volumes and better operational productivity partially offset by higher raw materials costs.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the third quarter compared with the prior year quarter and the nine months compared with the prior year period.

Net Sales—Grace Construction Products

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
GCP Americas	$140.3	$113.0	24.2%	$379.0	$333.4	13.7%
GCP Europe*	80.8	69.2	16.8%	217.4	203.5	6.8%
GCP Asia Pacific	51.9	41.6	24.8%	142.0	114.7	23.8%

Total GCP Sales	$273.0	$223.8	22.0%	$738.4	$651.6	13.3%

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Specialty Construction Chemicals	$180.8	$157.3	14.9%	$491.9	$433.7	13.4%
Specialty Building Materials	92.2	66.5	38.6%	246.5	217.9	13.1%

Total GCP Sales	$273.0	$223.8	22.0%	$738.4	$651.6	13.3%

        Third quarter sales for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $273.0 million, an increase of 22.0% from the prior year quarter. The sales increase was due to higher sales volumes (8.7%), favorable currency translation (5.8%), additional sales volumes from a recent acquisition (4.4%), and improved pricing (3.1%).

        Sales in the emerging regions increased 25.4% compared with the prior year quarter. Emerging regions growth remains strong, especially in Latin America and emerging Asia, which grew 35.0% and 38.2%, respectively, in the third quarter compared with the prior year quarter.

        Sales in mature regions grew 20.6% in the third quarter compared with the prior year quarter. North America is showing moderate improvements and has become more predictable each quarter. However, construction spending in Europe remains weak, especially in Southern Europe.

        Sales of the Grace Construction Products operating segment for the nine months increased 13.3% overall and 23.3% in the emerging regions compared with the prior year period. The increase was due to higher sales volumes (6.5%), favorable currency translation (4.3%), and improved pricing (2.5%).

        GCP Americas—sales to customers in the Americas were $140.3 million in the third quarter, an increase of 24.2% from the prior year quarter. Sales in North America increased 21.6% from the prior year quarter primarily due to higher SCC sales volumes, including those from a recent acquisition, and improved pricing. Sales volumes were also favorably affected by the timing of various infrastructure projects in the U.S. during the third quarter. Sales in Latin America grew 35.0% compared with the prior year quarter primarily due to higher sales volumes, improved pricing, and favorable currency translation.

        Sales for the nine months were $379.0 million, an increase of 13.7% compared with the prior year period. Sales in North America increased 8.5% from the prior year period due to higher sales volumes and improved pricing. Sales in Latin America grew 39.9% compared with the prior year period primarily due to higher sales volumes, favorable currency translation, and improved pricing.

        GCP Europe—sales to customers in Western and Eastern Europe, the Middle East, Africa and India were $80.8 million in the third quarter, an increase of 16.8% from the prior year quarter. Sales were favorably affected by additional sales volume from a recent acquisition, favorable currency translation, and improved pricing, partially offset by lower sales volumes in Southern Europe.

        Sales for the nine months were $217.4 million, an increase of 6.8% from the prior year period. The increase was due to favorable currency translation and improved pricing, partially offset by lower sales volumes.

        GCP Europe continues to operate in a very challenging environment. Although this region is still profitable, profitability has declined compared with the prior year period. We do not expect a near term recovery in European construction, especially Southern Europe. It is likely that we will record a restructuring charge in the 2011 fourth quarter to reflect the costs of repositioning this business.

        GCP Asia Pacific—sales to customers in Asia (excluding the Middle East and India), Australia and New Zealand were $51.9 million in the third quarter, an increase of 24.8% from the prior year quarter. The increase was primarily due to higher sales volumes and favorable currency translation.

        Sales for the nine months were $142.0 million, an increase of 23.8% compared with the prior year period. The increase was primarily due to higher sales volumes and favorable currency translation.

Segment Operating Income (SOI) and Margin

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Gross profit for the third quarter was $94.1 million, an increase of 17.8% compared with the prior year quarter. Gross margin for the third quarter was 34.5% compared with 35.7% in the prior year quarter. The decrease in gross margin was primarily due to higher raw materials costs and the additional operating costs of new plants in the emerging regions, partially offset by improved pricing.

        Segment operating income for the third quarter was $30.2 million compared with $28.3 million in the prior year quarter, an increase of 6.7%. The increase was primarily due to higher sales volumes, partially offset by lower gross margin. Segment operating margin was 11.1%, compared with 12.6% in the prior year quarter.

        Gross profit for the nine months was $252.0 million, an increase of 10.0% compared with the prior year period. Gross margin for the nine months was 34.1% compared with 35.2% in the prior year period. The decrease in gross margin was primarily due to higher raw materials costs, partially offset by improved pricing. Segment operating income for the nine months was $76.1 million compared with $69.6 million for the prior year period, an increase of 9.3%. Segment operating margin for the nine months was 10.3%, compared with 10.7% in the prior year period.

Corporate Overview

Three Months Ended September 30, ($ in millions)	Nine Months Ended September 30, ($ in millions)

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs increased $4.9 million in the third quarter compared with the prior year quarter and $12.8 million in the nine months compared with the prior year period.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Grace Davison, Grace Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense for the third quarter and nine months was $15.9 million and $47.5 million compared with $19.1 million and $57.3 million for the prior year periods. The decrease in expense was primarily due to benefits from an accelerated plan contribution of approximately $180 million made in March 2011 and good plan asset performance in the U.S. in 2010.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$4.4	$3.6	$16.9	$14.4
Legal defense costs	—	0.1	—	0.1
Asbestos administration costs	1.1	1.3	3.4	4.8
Provision for environmental remediation related to asbestos, net	(0.1)	—	0.3	—
D&O insurance costs related to Chapter 11	0.4	0.8	1.2	2.6
Chapter 11 financing related(A):
Translation effects—intercompany loans	27.3	(35.2)	—	19.0
Value of currency forward contracts—intercompany loans	(23.6)	30.9	0.7	(20.7)
Certain other currency translation costs, net	(0.2)	2.2	1.5	3.8
COLI income, net	—	0.1	—	0.1

Chapter 11- and asbestos-related costs, net	$9.3	$3.8	$24.0	$24.1

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

        The increase in Chapter 11- and asbestos-related costs, net, for the third quarter compared with the prior year quarter was primarily due to the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.

Interest Expense

        Interest expense for the nine months increased compared with the prior year period due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the nine months and prior year period were 3.5% and 3.6%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the nine months and prior year period would have been $109.6 million and $64.2 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $102.5 million and $20.9 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. During the nine months, we recorded discrete charges of approximately $0.6 million to the provision for income taxes.

        We have not had to pay U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. Income taxes in foreign jurisdictions are generally paid in cash. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. Income taxes paid in cash, excluding tax settlements, were $28.2 million for the nine months, or approximately 9% of income before income taxes.

        See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2011. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on September 30, 2011, we would have required less than $700 million of new financing to consummate the Joint Plan. The increase in this estimate from December 31, 2010 was due to cash used for our accelerated defined benefit pension plan contribution and our acquisition of the De Neef Conchem Group, partially offset by cash generated from operations. In addition, we intend to seek a revolving credit facility of approximately $200 million in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash flow from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.

Cash Resources and Available Credit Facilities

        At September 30, 2011, we had available liquidity of $968.4 million, consisting of $923.8 million in cash and cash equivalents (approximately $660.1 million in the U.S.), and approximately $44.6 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions and derivatives. At September 30, 2011, we held $81.3 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

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

        The following table summarizes our non-U.S. credit facilities as of September 30, 2011:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$68.2	$37.6	12/31/11
Other Countries	7.0	7.0	Various through 2012

Total	$75.2	$44.6

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the nine months and prior year period:

	Nine Months Ended September 30,
(In millions)	2011	2010
Net cash provided by operating activities	$54.7	$166.1
Net cash used for investing activities	(173.8)	(149.6)
Net cash provided by financing activities	25.0	8.8
Effect of currency exchange rate changes on cash and cash equivalents	2.2	1.0

Increase (decrease) in cash and cash equivalents	(91.9)	26.3
Cash and cash equivalents, beginning of period	1,015.7	893.0

Cash and cash equivalents, end of period	$923.8	$919.3

        Net cash provided by operating activities in the nine months was $54.7 million, compared with $166.1 million in the prior year period. The change in cash provided by operating activities was primarily due to our $180 million accelerated contribution to our U.S. defined benefit pension plans in 2011, offset by improved pretax income.

        Net cash used for investing activities in the nine months was $173.8 million, compared with $149.6 million in the prior year period. The change in cash used for investing activities was primarily due to our acquisition of the De Neef Conchem Group and an increase in capital expenditures during the nine months, partially offset by a decrease in transfers to restricted cash and cash equivalent compared to the prior year period.

Debt and Other Contractual Obligations

        Total debt outstanding at September 30, 2011 was $983.7 million, including $407.8 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are in default on $526.1 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2011. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a further discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the third quarter and nine months were $3.0 million and $9.3 million compared with $3.0 million and $9.5 million for the prior year periods.

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
Funded Status of Pension Plans (In millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Projected benefit obligation	$208.2	$196.1	$1,242.0	$1,137.4	$307.8	$282.5
Fair value of plan assets	248.5	231.7	963.7	753.4	—	—

Funded status (PBO basis)	$40.3	$35.6	$(278.3)	$(384.0)	$(307.8)	$(282.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $40.3 million as of September 30, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $278.3 million as of September 30, 2011. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $307.8 million at September 30, 2011 is unfunded. The combined balance of the underfunded and unfunded plans was $586.1 million as of September 30, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.9 million in "other current liabilities;" $450.9 million included in "underfunded and unfunded defined benefit pension plans"; and $121.3 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        The discount rate used to value the PBO of our U.S. advance-funded plans as of September 30, 2011 was 4.25% compared with 5.25% as of December 31, 2010. This change in discount rate increased the reported underfunded defined benefit pension liability as of September 30, 2011 by approximately $119 million. In addition, the actual return on assets for the nine months was less than the expected return on assets. This further increased the underfunded defined benefit pension liability as of September 30, 2011 by approximately $40 million.

        Assets available to fund the PBO of the U.S. advance-funded plans at September 30, 2011 were approximately $929 million, up $210 million from December 31, 2010, primarily as a result of cash contributions.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2011	2010	2011	2010
U.S. advance-funded plans	$42.7	$17.3	$245.8	$36.0
U.S. pay-as-you-go plans	1.3	1.4	4.2	4.1
Non-U.S. advance-funded plans	0.7	1.3	2.8	3.2
Non-U.S. pay-as-you-go plans	3.2	1.8	7.2	5.3

Total Cash Contributions	$47.9	$21.8	$260.0	$48.6

        We made contributions to our U.S. advance-funded plans of approximately $203 million in the 2011 first quarter, which includes minimum required payments of $23 million and an accelerated contribution of $180 million, and approximately $43 million in the third quarter.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $10.0 million to these plans during the nine months compared with $8.5 million in the prior year period.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the third quarter and nine months was $1.0 million and $2.9 million compared with $1.1 million and $3.3 million for the prior year periods. We received Medicare subsidy payments of $1.9 million during the nine months compared with $1.4 million for the prior year period. Our recorded liability for postretirement benefits of $73.7 million at September 30, 2011 is stated at net present value discounted at 4.00%. Under our proposed Joint Plan, these benefits would continue.

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

        In December 2010, the Venezuelan government announced that it was eliminating the 2.60 per USD rate. We expect to continue to use the official rate of 4.30 to record our bolivar denominated transactions in 2011. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for less than 1% of our sales in the third quarter and nine months. Total assets in Venezuela accounted for less than 1% of our total consolidated assets at September 30, 2011. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

Other Contingencies

        See Note 10 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Critical Accounting Estimates

        See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates.

  Goodwill

        GCP Europe continues to operate in a very challenging environment. Although GCP Europe remains profitable, its profitability has declined compared with the prior year period. It is likely that we will record a restructuring charge in the 2011 fourth quarter to reflect the costs of repositioning this business. We currently believe that the fair value of this reporting unit exceeds its carrying value. We may be required to record a non-cash impairment charge in the future if market conditions or business performance deteriorate further.

Recent Accounting Pronouncements

        See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Forward Looking Statements

        This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include, without limitation: developments affecting our bankruptcy, proposed plan of reorganization and settlements with certain creditors, the cost and availability of raw materials (including rare earths) and energy, developments affecting our unfunded pension obligations, risks related to foreign operations, especially in emerging regions, acquisitions and divestitures of assets and gains and losses from dispositions or impairments, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speaks only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of September 30, 2011, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the

SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

W. R. GRACE & CO. (Registrant)
Date: November 4, 2011	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: November 4, 2011		/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
15		Accountants' Awareness Letter
31.(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.