Form 10-K
period 2011-12-31
W R GRACE & CO
filed 2012-02-24
CIK 1045309

Use these links to rapidly review the document

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1-13953

W. R. GRACE & CO.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 65-0773649

7500 Grace Drive, Columbia, Maryland 21044-4098
(410) 531-4000

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $45.63 as reported on the New York Stock Exchange was $2,505,113,785.*

         At January 31, 2012, 73,939,155 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

*
Based on 54,900,587 shares of W. R. Grace & Co. ("Grace") Common Stock, $.01 par value, held by non-affiliates (73,515,568 shares outstanding as of June 30, 2011 less 18,614,981 shares held by stockholders, whose beneficial ownership exceeds 10% of the outstanding shares of Grace Common Stock, as listed in the Grace 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011, directors and named executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Grace, or that such person is controlled by or under common control with Grace.

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

        Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2011, we had approximately 6,300 global employees.

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

        Grace Davison accounted for 69.1% of our 2011 sales.

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

        Grace Construction Products accounted for 30.9% of our 2011 sales.

        On February 8, 2012, we announced that effective for the 2012 first quarter, we are realigning our business into three operating segments: Grace Catalysts Technologies; Grace Materials Technologies; and Grace Construction Products.

        Grace Catalysts Technologies will include catalysts and related technologies used in refining, petrochemical and other chemical manufacturing applications. Revenues for 2011 for this segment were approximately $1.4 billion. Grace's ART joint venture will be managed in this segment.

        Grace Materials Technologies will include engineered materials, coatings and sealants used in industrial, consumer, pharmaceutical and packaging applications. Revenues for 2011 for this segment were approximately $800 million.

        Grace Construction Products will include specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Revenues for 2011 for this segment were approximately $1.0 billion.

Global Scope

        We operate our business on a global scale with approximately 71% of our 2011 sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

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

        On January 31, 2011, the Bankruptcy Court issued an order confirming Grace's Joint Plan of Reorganization, which we refer to as the Joint Plan. On January 31, 2012, the U.S. District Court for the District of Delaware issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. In order for the Joint Plan to become effective, all conditions for effectiveness set forth in the Joint Plan must be satisfied or waived.

        Appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. Any such appeals may take a significant period of time to resolve and, while they are pending, certain conditions to the effectiveness of the Joint Plan, including for example, substantial payments from third parties resulting from litigation settlements and the availability of the third-party funding that Grace requires to fund the Joint Plan, might not be satisfied. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective, which could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

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

Grace Davison Operating Segment

        Grace Davison principally applies silica, alumina, zeolite and rubber and latex technology in the design and manufacture of products to create significant value for our diverse customer base. Our customers include major oil refiners, plastics and chemicals manufacturers, producers of rigid food and beverage packaging, coatings manufacturers, consumer product manufacturers and pharmaceutical companies. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products and materials that help our customers create value in their markets.

        The following table sets forth Grace Davison sales of similar products as a percentage of Grace total revenue.

	2011		2010		2009
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Refining Technologies*	$1,077.5	33.6%	$742.0	27.7%	$992.1	35.1%
Materials Technologies	714.4	22.2%	673.6	25.2%	606.0	21.5%
Specialty Technologies	428.0	13.3%	386.1	14.5%	337.3	11.9%

Total Grace Davison Revenue	$2,219.9	69.1%	$1,801.7	67.4%	$1,935.4	68.5%

*
Grace deconsolidated ART's sales as of December 1, 2009 and has reported its share of ART's income using the equity method since that time.

        The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2011		2010		2009
	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue
	(In millions)
North America	$635.5	28.7%	$486.2	27.0%	$563.1	29.1%
Europe Middle East Africa	978.8	44.1%	791.7	43.9%	802.1	41.4%
Asia Pacific	400.5	18.0%	318.1	17.7%	378.4	19.6%
Latin America	205.1	9.2%	205.7	11.4%	191.8	9.9%

Total Grace Davison Revenue*	$2,219.9	100.0%	$1,801.7	100.0%	$1,935.4	100.0%

*
Grace deconsolidated ART's sales as of December 1, 2009 and has reported its share of ART's income using the equity method since that time.

Refining Technologies

FCC Catalysts

        We are a global leader in developing and manufacturing fluid catalytic cracking, or FCC, catalysts and additives that enable petroleum refiners to increase profits by improving product yields and quality. Our FCC products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the gasoline that they produce.

        Oil refining is a highly specialized discipline, and FCC catalysts must be tailored to meet local variations in crude oil and a refinery's product mix. We work regularly with our customers to identify the most appropriate catalyst formulations for their changing needs. We are dependent on the economics of the petroleum industry, specifically, the impacts of demand for transportation fuels and petrochemical products and crude oil supply, which affect the extent to which our customers utilize the available capacity of their refinery FCC units. In general, as a refinery utilizes more of its capacity, it needs a disproportionately greater amount of FCC catalyst. In recent years global economic growth, especially in emerging markets, has increased the demand for transportation fuels, and our FCC catalysts and additives. Other factors may reduce the demand for petroleum-based transportation fuels such as weak economic conditions and high retail gasoline and diesel fuel prices. In addition, government policy that encourages the use of non-petroleum-based fuels, discourages the use of diesel fuel or encourages greater vehicular fuel economy may negatively affect demand for our FCC catalysts and additives.

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

        During 2010, the People's Republic of China reduced its quotas on exports of the rare earths that we use in the manufacture of FCC catalysts, which significantly increased global prices for these materials. In response, we have developed new products with lower rare earth such as ResidUltra™ catalyst and launched our REpLaCeR® catalyst product line of no-rare earth FCC catalysts designed to mitigate the higher cost of rare earths without sacrificing performance. Approximately 80 percent of our FCC customers have reformulated to a catalyst containing at least one of these lower rare earth products.

        Many U.S. petroleum refiners have entered into consent decrees with the U.S. Environmental Protection Agency (EPA) under which the refiners have agreed to reduce emissions of nitrogen oxides and sulfur oxides. The European Union has also imposed requirements on refineries with respect to nitrogen oxides and sulfur oxides emissions. FCC units are generally the largest emitters of these pollutants in a refinery. Our additives are designed to assist refineries in meeting their obligations to reduce these pollutants. Our Super DESOX® additive reduces sulfur oxides emissions from commercial FCC units. During 2011, we also launched our two low rare earth versions of Super Desox® additive. Our XNOx® and CP®P additives are designed to achive reductions in nitrogen oxides emissions comparable to those obtained from capital intensive alternatives available to a refinery.

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

        We also offer a full line of catalysts, customized for individual refiners, used in processing ultra-low sulfur content gasoline and diesel fuel, including our SmART Catalyst System® and ApART® catalyst system. As discussed above, regulatory limitations on the sulfur content of gasoline and diesel fuel are becoming more common. These products are designed to help refiners to reduce the sulfur content of their products.

        Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Criterion, Albemarle, Haldor Topsoe and Axens are our leading global competitors in hydroprocessing catalysts. We also have multiple regional competitors.

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

Application	Use	Key Brands
Industrial	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Adsorbents for dual pane windows and industrial applications, desiccant granules, beads, powders and bags and polyurethane moisture scavengers	PHONOSORB®, PHONOSORB MTX®, SYLOBEAD®, SYLOSIV®, CRYOSIV®, SAFETYSORB®
	Chemical metal polishing aids and formulations for chemical mechanical planarization/electronics applications	LUDOX®, PoliEdge®
Consumer	Toothpaste abrasives and thickening agents, free-flow agents, anticaking agents, tabletting aids, cosmetic additives and flavor carriers	SYLODENT®, SYLOID® FP, SYLOBLANC®, ELFADENT®, SYLOID®, SYLOSIV®
	Edible oil refining agents, beer stabilizers and clarification aids for beer, juices and other beverages	DARACLAR®, TriSyl®

Application	Use	Key Brands
Coatings and Print Media	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
Packaging	Can sealants for rigid containers that ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans	DAREX®

	Sealants for metal and plastic bottle closures that are used on pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures to seal and enhance the shelf life of food and beverages in glass and plastic bottles and jars	DAREX®, DARAFORM®, DARASEAL®, DARABLEND®, Sincera®, Celox®

	Coatings for metal packaging that are used in the manufacture of cans and closures to protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces, and provide base coats for inks and for decorative purposes	DAREX®, Apperta®, Sistiaga®
	Active packaging including oxygen scavenging closure sealants and moisture scavenging silica sachets, polymeric desiccants and desiccants for bottlestopper applications	Celox®, SYLOSORB®, SAFETYSORB®

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

        Our renewables product line draws upon our expertise in catalysis and separations to develop and provide technologies for purification, drying, and biofeedstock conversion, including our EnSieve® desiccants for ethanol dehydration and EnPure® adsorbents for biodiesel purification. We are also using our catalyst development and manufacturing capabilities to commercialize catalysts that efficiently convert bio-based feedstocks, including sugars, cellulose and natural oils, to fuels and chemicals. Growth in our renewables business is driven by sales into ethanol dehydration and bio-diesel purification applications as a result of government mandates and escalating fuel prices.

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

Discovery Sciences

        We market chromatography and related purification products, pharmaceutical excipients and CO2 adsorbents including:

Products	Key Brands
Flash chromatography systems and consumables	Reveleris®, RevealX®, GraceResolv™
Analytical scale high performance liquid chromatograph (HPLC) columns and detectors	VisionHT™, Vydac®, Alltech®, Alltima™
Preparative scale purification products including media, column hardware, and equipment	Davisil®, Vydac®, MODcol®, Spring®, Multipacker®
Pharmaceutical excipients	Syloid® FP
CO2 adsorbents for anesthesiology and re-breathing applications	Sodasorb®

        Our products are used in a wide range of applications, including drug discovery and purification for the healthcare, pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis and the manufacture of food, cosmetics, vitamins and biofuels. We also market chromatography consumables and analytical and preparative columns packed with our specialty media. We can modify the base silica and surface chemistry for analytical, preparative and process-scale customers in order to enhance our product performance for their unique applications.

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

Manufacturing

        Our Grace Davison products are manufactured by a network of globally coordinated plants that are positioned to service our customers regionally. Our packaging products are manufactured in both large facilities to permit economies of scale and a network of smaller operations that enable customization to local market conditions. Our integrated planning organization is responsible for the effective utilization of our manufacturing capabilities.

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

        Prices for many of our raw materials, including metals and petroleum-based specialty and commodity materials such as resins and solvents, have been volatile in recent years. In response to increases in raw material costs, we generally take actions to mitigate the effect of higher costs including increasing prices, developing alternative formulations for our products and increasing productivity. In particular, during 2010, the People's Republic of China reduced its quotas on exports of the rare earths that we use in the manufacture of FCC catalysts, which significantly increased global prices. In response, we have implemented surcharges on certain FCC catalysts and we have taken other actions to reduce the impact of these higher costs on us and our customers.

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

  •
  GCP Europe includes products sold to customers in Eastern and Western Europe, the Middle East, Africa and India; and

  •
  GCP Asia Pacific includes products sold to customers in Asia (excluding India and the Middle East), Australia and New Zealand.

        The following table sets forth GCP sales by region as a percentage of GCP total revenue.

	2011		2010		2009
	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
	(In millions)
GCP Americas	$511.6	51.6%	$448.3	51.3%	$458.4	51.5%
GCP Europe*	288.3	29.0%	265.5	30.4%	296.6	33.3%
GCP Asia Pacific	192.1	19.4%	159.5	18.3%	134.6	15.2%

Total GCP Revenue	$992.0	100.0%	$873.3	100.0%	$889.6	100.0%

*
Includes the Middle East, Africa and India.

        The following table sets forth GCP sales of similar products as a percentage of Grace total revenue.

	2011		2010		2009
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Specialty Construction Chemicals	$654.5	20.4%	$586.8	21.9%	$578.1	20.5%
Specialty Building Materials	337.5	10.5%	286.5	10.7%	311.5	11.0%

Total GCP Revenue	$992.0	30.9%	$873.3	32.6%	$889.6	31.5%

        We are a supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair and restoration industries. The following table shows our principal specialty construction chemicals and specialty building materials products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers are used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of the structure.	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, PolarSet®, Eclipse®

Products	Uses	Customers	Key Brands
Additives for cement processing	Cement additives added to the grinding stage of the cement manufacturing process improve the energy efficiency of the plant and enhance the performance of the finished cement. Chromium reducing additives help cement manufacturers in Europe meet environmental regulations.	Cement manufacturers	CBA®, Synchro®, HEA2®, TDA®
Products for architectural concrete
	Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete.	Precast concrete producers and architects	Pieri®
Admixtures for masonry concrete	Products for masonry concrete are used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units.	Masonry block manufacturers	Dry-Block®, Optec®, Quantec®
Process control solutions for ready mix concrete	Electro-mechanical devices, sensors and other technologies that assist concrete producers in controlling product quality and production costs	Ready mix concrete manufacturers	Verifi®
Remedial waterproofing	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors, municipalities and other owners of large infrastructure facilities	DeNeef HYDRO ACTIVE® Cut, DeNeef AC-400®, DeNeef SWELLSEAL® WA, DeNeef MC-500®
Structural waterproofing, vapor and air barrier systems
	Structural waterproofing and air barrier systems prevent water, vapor and/or air infiltration in commercial structures. Products include self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.	Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	Bituthene®, Procor®, Preprufe®, Perm-A-Barrier®, Adprufe®, Hydroduct®, Perm-A-Barrier®, Adcor™ES, Silcor™

Products	Uses	Customers	Key Brands
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas include fully- adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	Ice & Water Shield®, Tri-Flex®, Bondera®, Vycor®
Fire protection	Fire protection products are spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	Monokote®

        In view of this diversity of customers and customer requirements, and because specialty construction chemicals and specialty building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team with sales personnel based in approximately 40 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We also use distributors in both U.S. and non-U.S. markets. We compete globally with several large construction materials suppliers, and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of serving well our global customers. For some customer groups, such as producers and contractors, operational efficiency and total applied cost are key factors in making purchasing decisions, while for others, such as architects and engineers, product performance and design versatility are more important.

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

        The key raw materials used in our specialty construction products are obtained from a variety of suppliers, including commodity chemical producers, petroleum companies and paper manufacturers. The majority of our raw materials are olefins and organic chemicals. We also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers, membranes and fibers. In most instances, these materials are available from multiple sources. Global supply and demand factors, changes in currency valuations, and petroleum prices significantly impacted the price and availability of key raw materials in recent years.

        The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily driven by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically. Although these strategies have been successful in reducing the impact of cyclicality, the decline in U.S. and European construction activity since 2007 has had a negative impact on our sales in North America and Europe.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

        Disclosure of financial information about industry segments and geographic areas for 2011, 2010 and 2009 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 22 (Operating Segment Information) to the Consolidated Financial Statements which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).

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

        Research and development expenses were approximately $70 million, $60 million and $70 million in 2011, 2010 and 2009, respectively. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

ENVIRONMENT, HEALTH AND SAFETY MATTERS

        We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and foreign environment, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws. During the Chapter 11 proceeding, we generally are not participating in the funding of investigation and remediation at sites that we do not own. We expect that our ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding.

        We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2012 and 2013, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
	(In millions)
2009	$47	$7	$8
2010	48	7	8
2011	58	6	12
2012	61	8	19	*
2013	61	9	24	*

*
Amounts exclude payments of claims in our Chapter 11 proceeding and are based on site remediation matters for which sufficient information is available to estimate remediation costs. We do not have sufficient information to estimate all of Grace's possible future remediation costs. As we receive new information, our estimate of remediation costs may change materially.

        Additional information about our environmental remediation activities is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 13 (Commitments and Contingent Liabilities) to the Consolidated Financial Statements.

        We continuously seek to improve our environmental, health and safety performance. To the extent applicable, we extend the basic elements of the American Chemistry Council's Responsible Care® program to all our locations worldwide, embracing specific performance objectives in the key areas of management systems, product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. We have implemented key elements of the Responsible Care® Security Code for our operations and systems. We have completed a review of our existing security (including cyber-security) vulnerability and have taken actions to enhance our security systems and protect our assets. We have undertaken certain activities to comply with the Department of Homeland Security (DHS) Chemical Facility Anti-Terrorism Standards, including identifying facilities subject to the standards, conducting security vulnerability assessments and developing site security plans, as necessary.

EMPLOYEE RELATIONS

        As of December 31, 2011, we employed approximately 6,300 persons, of whom approximately 2,700 were employed in the United States. Of our total employees, approximately 3,900 work in Grace Davison facilities, approximately 1,700 work in Grace Construction Products facilities, and approximately 700 are dedicated to corporate activities and/or are shared through globally managed professional groups such as finance, legal services, human resources, information technology, communications, supply chain and environment, health and safety.

        Approximately 750 of our manufacturing employees in the United States are represented for collective bargaining purposes by nine different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

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

EXECUTIVE OFFICERS

        See Part III, Item 10 of this Report for information about our Executive Officers.

Item 1A.    RISK FACTORS

        This Report, including the Financial Supplement, contains, and our other public communications may contain, projections or other "forward-looking" information; that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "anticipates," or similar expressions and includes all statements regarding our Chapter 11 proceeding, expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology and cost reduction initiatives, plans and objectives of management and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include those factors set forth below and elsewhere in this Annual Report on Form 10-K. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document. In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:

COMPANY RISKS

Our proposed joint plan of reorganization, if it becomes effective, may substantially impact the value of currently outstanding shares of Grace common stock.

        On January 31, 2012, the United States District Court for the District of Delaware issued an order confirming the Joint Plan. The Joint Plan is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan provides for the issuance to the asbestos personal injury trust of a warrant to purchase 10 million shares of Grace common stock at a price of $17 per share. If the Joint Plan becomes effective and this warrant is exercised, it will dilute the ownership interests of holders of currently outstanding Grace common stock and may adversely affect the value of such common stock.

If our proposed joint plan of reorganization does not become effective, the outcome of our Chapter 11 cases could result in the substantial dilution or cancellation of Grace's currently outstanding common stock.

        Certain parties-in-interest in our Chapter 11 case have objected to several provisions of the Joint Plan. Appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective. Further, the effectiveness of the Joint Plan is subject to the fulfillment of numerous conditions, which may not ultimately be fulfilled. If the Joint Plan does not become effective, the outcome of our Chapter 11 cases would depend primarily upon the resolution of our asbestos-related and other contingent liabilities. We would likely return to the bankruptcy court estimation trial that was suspended in April 2008. We expect that the estimate resulting from this process would form the basis for a plan of reorganization that would provide for the funding of one or more trusts to which all pending and future asbestos-related claims would be channeled. If the amount of our asbestos-related liabilities, as determined through estimation or otherwise, and other liabilities exceeded the assets available for funding, then we likely would issue shares of Grace common stock to satisfy such liabilities under such plan of reorganization resulting in substantial dilution of the interests of current Grace shareholders. Alternatively, such plan of reorganization might provide for the cancellation of the interests of current Grace shareholders. Because of this risk of substantial dilution or cancellation, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

Appeals of the order confirming the Joint Plan could materially affect the timing and terms of our emergence from bankruptcy.

        Appeals may be filed in the federal appellate court challenging the district court order confirming the Joint Plan. Matters that may be appealed include, without limitation: whether certain creditors are entitled to interest at rates higher than provided for in the Joint Plan; whether the Joint Plan impairs insurers' contractual rights; the validity of the asbestos trust structure called for in the Joint Plan; and the classification and treatment of claims under the Joint Plan. Any such appeals may take a significant period of time to resolve and, while they are pending, certain conditions to the effectiveness of the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement and the availability of the third-party funding that Grace requires to fund the Joint Plan, might not be satisfied. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective, which could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

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

        While we operate our businesses as debtor-in-possession under supervision by the bankruptcy court, we are required to obtain the approval of the bankruptcy court prior to engaging in activities or transactions outside the ordinary course of business. For example, our strategic plan includes the acquisition of businesses in the specialty chemicals and specialty building materials industries. Such acquisitions generally require bankruptcy court approval if made by W. R. Grace & Co. or its U.S. subsidiaries and affiliates that are debtors in the Chapter 11 cases. Bankruptcy court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the bankruptcy court, negotiation with the various creditors' committees and other parties-in-interest and one or more hearings. The creditors' and shareholders' committees and other parties-in-interest may be heard at any bankruptcy court hearing and may raise objections with respect to these motions. This process delays major transactions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the bankruptcy court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to Grace.

Our financial statements do not reflect all terms of the proposed Joint Plan.

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

        Grace is subject to lawsuits and regulatory actions, in connection with current and former operations (including divested businesses), for breaches of environmental laws that seek clean-up or other remedies. Grace is also subject to lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where Grace has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA. We are also subject to similar risks outside of the U.S.

        Grace operated a vermiculite mine in Libby, Montana until 1990. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. Grace is working in cooperation with EPA to investigate the Libby vermiculite mine and the surrounding bodies of water and forest lands. We do not have sufficient information to estimate the cost of any required remediation of the Libby mine. During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine was processed. We are cooperating with EPA on this reinvestigation. In late 2011, EPA requested that we conduct additional remediation at seven of these facilities based on revised risk-based criteria developed by EPA. It is probable that EPA will request additional remediation at some other facilities. We do not have sufficient information to identify either the sites that might require additional remediation or estimate the cost of any additional remediation. We will evaluate our estimated remediation liability for other sites as we receive additional information from EPA.

        We have established accounting accruals for all environmental matters for which a loss is considered to be probable and sufficient information is available to reasonably estimate the loss. We do not have sufficient information to accrue for all of Grace's environmental risks. These accruals do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's ultimate liability for environmental matters will exceed Grace's current estimates by material amounts. Any liability in connection with alleged violations of environmental laws may not be discharged upon confirmation of a plan of reorganization.

We are subject to liabilities with respect to businesses that we have divested in the past.

        Over the years, particularly during the 1980s and 1990s, we divested a substantial number of businesses that were not then consistent with our business strategy. With respect to many of these former businesses, we have contractually agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. In many cases, we have also retained pension liabilities for the current and former employees of these businesses. Some of these obligations would not be discharged under the Joint Plan. We have recorded liabilities with respect to indemnification obligations that we believe are probable and estimable and retained pension liabilities. As we receive additional information or new claims, our recorded liabilities may change materially.

We have unfunded and underfunded pension plan liabilities. We will require current and future operating cash flow to fund these shortfalls. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

        We maintain U.S. and non-U.S. defined benefit pension plans covering employees who meet age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2011 were approximately $955 million, or approximately $216 million less than the measured pension benefit obligation on a U.S. GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

        We operate our business on a global scale with approximately 71% of our 2011 sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, the Middle East, Africa, Asia and Latin America. We expect non-U.S. sales to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:

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

        Our ability to use future tax deductions, including net operating losses and deductions for the payments contemplated in the Joint Plan (including the deferred payments), may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in the U.S. In order to preserve these future tax deductions, the bankruptcy court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. The Joint Plan provides that under certain circumstances, our Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders in order to preserve these future tax deductions.

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

        Our operating segments are sensitive to the cyclical nature of the industries they serve. Our construction business is cyclical in response to economic conditions and construction demand and is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. The U.S. residential and global commercial construction industries have experienced a significant downturn in recent years. Additionally, the uncertainty surrounding the euro, the debt crisis, and unrest in the Middle East has significantly affected construction spending in Europe and the Middle East. As a result, we have experienced reduced demand for our specialty construction products and a continuation of this downturn could result in a further reduction of sales and operating margins as well as potential impairments in our Grace Construction Products segment.

Prices for certain raw materials and energy are volatile; we may not be able to pass through increases in costs for raw materials and energy or maintain our current pricing levels, which may hurt our profitability.

        We use petroleum-based materials, metals, natural gas and other materials in the manufacture of our products. Prices for these inputs are volatile and can have a significant effect on our pricing, sales, manufacturing and supply chain strategies as we seek to maximize our profitability. In 2010 and 2011, the price of the rare earth metals used in many of our FCC catalysts increased substantially. In response, we took actions designed to mitigate the effect of these higher prices, including surcharges on the affected products, the introduction of new products with low- and no-rare earth content, and other manufacturing and supply chain actions. These actions had a substantial favorable effect on our Grace Davison sales and segment operating income in 2011. In the 2011 third quarter, rare earth prices reached a peak and have since declined significantly. We are again adjusting our pricing, sales, manufacturing, and supply chain strategies to maximize our profitability based on lower rare earth prices. Our ability to successfully adjust strategies in response to volatile raw material and energy prices is a significant factor in maintaining or improving our profitability. If we are unable to successfully adjust our strategies in response to volatile prices, such volatility could have a negative effect on our sales and earnings in future periods.

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

        As of December 31, 2011, we had approximately 6,300 global employees. Approximately 750 of our approximately 2,700 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers' councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Collective bargaining agreements with unions representing employees at several of our facilities are scheduled to expire during 2012 and we expect that they will require renegotiation. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.

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

        Our Grace Davison operating segment operates 40 facilities in the following regions:

Region	Number of Facilities
North America	14
Europe Middle East Africa	12
Asia Pacific	12
Latin America	2

        Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany.

        Our Grace Construction Products operating segment operates 69 facilities in the following regions:

Region	Number of Facilities
North America	19
Europe Middle East Africa and India	23
Asia Pacific	22
Latin America	5

        Our largest GCP facilities are located in Cambridge, Massachusetts and Mount Pleasant, Tennessee. Because our GCP products generally have short shelf lives and must be delivered to numerous job sites, GCP requires a greater number of facilities to service our customers than Grace Davison. Also, these facilities are generally smaller and less capital intensive than our Grace Davison facilities. For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 22 (Operating Segment Information) to our Consolidated Financial Statements, which disclosure is incorporated herein by reference.

        We also operate a shared services facility in Manila, Philippines.

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

OTHER CLAIMS RECEIVED PRIOR TO THE CHAPTER 11 CLAIMS BAR DATE

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information) under the caption "Plans of Reorganization" to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES

        Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Report.

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

        We have $500.0 million of outstanding pre-petition variable-rate borrowings under bank credit agreements, and interest is accrued on this debt based on the prime rate. Due to our Chapter 11 filing, interest accrued on pre-petition debt is added to the principal balance. As of December 31, 2011 and 2010, total interest accrued on this debt and added to the $500.0 million principal was $407.3 million and $378.5 million, respectively. If the prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and accrued interest on outstanding principal by approximately $9.3 million over the twelve-month period ending December 31, 2012.

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

        In November 2007, we executed intercompany loans in the aggregate amount of €250 million between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loans, our U.S. subsidiary entered into a series of currency forward contracts in order to fix the dollar/euro exchange rate that will apply to convert the euro principal payments to dollars. The forward contracts are aligned with the anticipated payment dates of the intercompany loans, which extend from November 2012 through November 2013. The total amount outstanding under the intercompany loans was €245.6 million as of December 31, 2011 (approximately $318.3 million). Currency fluctuations on these loans and the related forward contracts are recorded as components of operating results.

        The following tables provide information about our significant currency forward exchange agreements as of December 31, 2011 and 2010, specifically, the notional, or contract, amounts (in millions of U.S. dollars), and weighted average exchange rates (U.S. dollars to euros) by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts, and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

	Euro Forward Contracts—December 31, 2011 Expected Maturity Date
Currency Forward Exchange Agreements	2012	2013	Total	Fair Value
Contract amount	$267.7	$72.9	$340.6	$20.1
Average contractual exchange rate	1.37	1.46	1.39	N/A

	Euro Forward Contracts—December 31, 2010 Expected Maturity Date
Currency Forward Exchange Agreements	2011	2012	2013	Total	Fair Value
Contract amount	$201.6	$72.6	$72.9	$347.1	$16.2
Average contractual exchange rate	1.37	1.45	1.46	1.41	N/A

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

        We have implemented a risk management program under which our goal is to hedge natural gas and aluminum supply in a way that provides protection against price volatility of the natural gas and aluminum markets. In order to mitigate volatile natural gas and aluminum prices, we have entered into fixed price swaps to hedge a portion of our U.S. natural gas and aluminum requirements.

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

	Commodity Derivatives—December 31, 2011
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	3.1	$4.21	$13.1	$(3.3)
Aluminum swaps	3.3	$1.09	$3.6	$(0.5)

	Commodity Derivatives—December 31, 2010
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	2.3	$4.80	$11.2	$(0.8)
Aluminum swaps	3.2	$1.06	$3.4	$0.2

        The fair value of commodity swaps derivative contracts is presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

        We have also entered into forward contracts for natural gas and aluminum that qualify for the normal purchases and normal sales exception from Accounting Standards Codification ("ASC") 815 "Derivatives and Hedging" as they do not contain net settlement provisions and result in physical delivery of natural gas and aluminum from suppliers. Therefore, the fair values of these contracts are not recorded in our Consolidated Balance Sheets.

        See Note 9 for additional disclosure around market risk.

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

        There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

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

Name and Age*	Office	First Elected
John F. Akers (77)	Class II Director	05/09/97
H. Furlong Baldwin (80)	Class I Director	01/16/02
Ronald C. Cambre (73)	Class III Director	09/01/98
Alfred E. Festa (52)	Class II Director Chairman of the Board Chief Executive Officer	09/08/04 01/01/08 06/01/05
Marye Anne Fox (64)	Class I Director	05/10/96
Janice K. Henry (60)	Class I Director	01/18/12
Christopher J. Steffen (70)	Class I Director	11/01/06
Mark E. Tomkins (56)	Class III Director	09/06/06
Thomas A. Vanderslice (80)	Class I Director and Lead Independent Director	05/10/96
D. Andrew Bonham (51)	Vice President & President, Grace Construction Products	09/11/07
Hudson La Force III (47)	Senior Vice President & Chief Financial Officer	04/01/08
Gregory E. Poling (56)	President and Chief Operating Officer	11/03/11
Mark A. Shelnitz (53)	Vice President, General Counsel & Secretary	04/27/05
Pamela K. Wagoner (48)	Vice President & Chief Human Resources Officer	07/13/09

*
John J. Murphy resigned from the Board of Directors and all committees effective February 23, 2012.

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

        Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, as Chairman of the Board from 1984 to 2003 and as President and Chief Executive Officer from 1976 to 2001. Mr. Baldwin is Chairman of NASDAQ OMX Group, Inc. He served as a director of Platinum Underwriters Holdings, Ltd. and Allegheny Energy Inc. until 2011. Mr. Baldwin brings to the Board the management and governance knowledge he developed as a banking chief executive and public company board member and his extensive experience in banking and finance including significant knowledge of the business development, acquisitions, capital raising, operations and financial issues facing large corporations. Mr. Baldwin also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Cambre is retired Chairman of the Board and Chief Executive Officer of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. Mr. Cambre served as Chairman of the Board of McDermott

International, Inc. and as a director of Cliffs Natural Resources Inc. until 2011. Mr. Cambre brings to the Board his extensive background in leadership and management at the most senior level in major corporations, his deep understanding of international business and global energy issues and his governance and oversight experience developed as a director of multiple public companies.

        Mr. Festa joined Grace in 2003 as President and Chief Operating Officer. He was elected Chief Executive Officer in 2005 and Chairman in January 2008. In November 2011 he stepped down as President. Prior to joining Grace, Mr. Festa was a partner of Morganthaler Private Equity Partners, a venture capital and buyout firm, from 2002 to 2003. From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. Prior to that, he served as Vice President and General Manager of AlliedSignal's (now Honeywell) performance fibers business. Mr. Festa is a director of NVR, Inc., a publicly held home builder. Mr. Festa brings to the Board his substantial leadership, sales and marketing, international business and venture capital experience. As CEO, Mr. Festa brings to the Board his intimate knowledge of all aspects of Grace's operations and strategy.

        Dr. Fox has been Chancellor of the University of California San Diego and Distinguished Professor of Chemistry at that institution since 2004. She was previously Chancellor of North Carolina State University and Distinguished University Professor of Chemistry. Dr. Fox has served as the Co-Chair of the National Academy of Sciences' Government-University-Industry Research Roundtable and she served on President Bush's Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. Dr. Fox is a director of Bridgepoint Education, Inc. and Red Hat, Inc. and served as a director of Pharmaceutical Product Development, Inc. until 2008 and Boston Scientific Corporation until 2010. With her chemistry background, strong financial and operational experience leading large and successful educational institutions and service as an outside director to public and private boards, Dr. Fox brings to the Board a full understanding of Grace's products and research and development efforts, substantial experience in overseeing corporate management and finance and high-level knowledge of operations and strategic planning for large institutions.

        Ms. Henry served as Senior Vice President and Treasurer until 2006 and Chief Financial Officer until 2005 of Martin Marietta Materials, Inc.; after her retirement in 2006, she provided consulting services to Martin Marietta Materials, Inc. until 2009. Ms. Henry is also a director of Cliffs Natural Resources Inc. Ms. Henry served as a director of North American Galvanizing and Coatings, Inc. until its acquisition in 2010 by AZZ Incorporated and as a director and chair of the audit committee of Inco Limited until its acquisition in 2006 by CVRD. Ms. Henry brings to the Board her substantial experience in financial and accounting leadership, including acquisitions and capital structuring, gained as an officer of a major chemicals and materials manufacturer. She also has significant governance and oversight experience from her service on public and private corporate boards.

        Mr. Steffen most recently served as Vice Chairman of Citicorp and its principal subsidiary, Citibank N.A. He is currently a private investor. Mr. Steffen is a director of Accelrys, Inc., Viasystems Group, Inc., and Platinum Underwriters Holdings, Ltd. Mr. Steffen has served as Senior Vice President and Chief Financial Officer of Eastman Kodak and Executive Vice President and Chief Financial and Administrative Officer and director of Honeywell. With his background as a financial and operational leader with companies with global operations in various industries, Mr. Steffen brings to the Board his extensive international business expertise and knowledge of financial matters and financial reporting. Mr. Steffen also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Tomkins most recently served as Senior Vice President and Chief Financial Officer of Innovene, a petrochemical and oil refining company controlled by BP that is now part of the INEOS Group, from 2005 until January 2006. He served as CFO of Vulcan Materials Company from 2001 to

2005 and CFO of Great Lakes Chemical (now Chemtura) from 1998 to 2001. Prior to joining Great Lakes Chemical, Mr. Tomkins held various mid- and upper-level financial positions with AlliedSignal (now Honeywell) and Monsanto Company. Mr. Tomkins is a certified public accountant. Mr. Tomkins is a director of CVR Energy, Inc. and Elevance Renewable Sciences Inc., a privately-held renewable polymer and energy company. He is currently a corporate consultant and private investor. With his background as a Chief Financial Officer of multiple public companies and an auditor, Mr. Tomkins brings to the Board his intimate knowledge of the global chemicals and petroleum industry and his experience overseeing finance and business development in major corporations. Mr. Tomkins also has substantial governance and oversight experience developed as a director of multiple public companies.

        Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until 1995. Previously, he served as Chief Executive Officer of Apollo Computer Inc., President and Chief Operating Officer of GTE Corporation and an officer of General Electric Company. He is currently a private investor. Mr. Vanderslice holds a Ph.D. in chemistry and physics from Catholic University. The Board meets in executive session at all Board meetings and, as Lead Independent Director, Mr. Vanderslice presides at all executive sessions of the Board. Mr. Vanderslice brings to the Board his strong chemistry background, knowledge of our products and extensive experience in corporate leadership, management, strategic planning, technology development and marketing developed as a senior executive of several industrial companies and as a director of multiple public companies.

        Messrs. Bonham, Poling, and Shelnitz have been actively engaged in Grace's business for the past five years.

        Mr. La Force joined Grace in 2008 as Senior Vice President and Chief Financial Officer. Prior to joining Grace, he was Chief Operating Officer and Senior Counselor to the Secretary at the U.S. Department of Education. Prior to entering public service in 2005, Mr. La Force held general management and financial management positions of increasing responsibility at Dell Inc. and AlliedSignal, (now Honeywell). Mr. La Force is a member of the advisory board of Madison Capital Partners, a Chicago-based private equity firm.

        Ms. Wagoner joined Grace in 2009 as Vice President and Chief Human Resources Officer. From 2003 until she joined Grace, she was Senior Vice President, Human Resources at Host Hotels & Resorts, Inc.

Audit Committee

        We have a standing Audit Committee established in accordance with the provisions of the Securities Exchange Act of 1934, as amended. The Committee members are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, Janice K. Henry, Christopher J. Steffen, Mark E. Tomkins and Thomas A. Vanderslice, each of whom meets the independence standards of the SEC and New York Stock Exchange. Mr. Tomkins serves as Chair of the Audit Committee. The Board of Directors has determined that all Audit Committee members are audit committee financial experts as defined by SEC regulations. A complete description of the responsibilities of the Audit Committee is set forth in the Grace Audit Committee Charter which is available on the Internet at www.grace.com/About/Leadership/Governance/.

Other Committees

        We have standing Nominating and Governance, Compensation and Corporate Responsibility Committees. The members of each of these committees are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, Janice K. Henry, Christopher J. Steffen, Mark E. Tomkins and

Thomas A. Vanderslice, each of whom meets the independence standards of the New York Stock Exchange. Mr. Vanderslice serves as Chair of the Nominating and Governance Committee, Mr. Akers serves as Chair of the Compensation Committee and Dr. Fox serves as Chair of the Corporate Responsibility Committee. A complete description of the responsibilities of the Board committees is set forth in their respective committee charters which are available on the Internet at www.grace.com/About/Leadership/Governance/.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2011.

Code of Ethics for Principal Officers

        The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. We granted no waivers to these policies during 2011. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

2011 Compensation Highlights

        2011 Corporate Performance Exceeded Annual Incentive Plan Goals.    Our 2011 Annual Incentive Plan targets were based on our 2011 Operating Plan goals. The views of the Grace Compensation Committee as to good versus outstanding Grace financial performance are reflected in the target and maximum performance goals.

(In millions)	2011 AICP Threshold Performance	2011 AICP Target Performance	2011 AICP Maximum Performance	2011 Actual Performance
Adjusted EBIT*	$300	$375	$506	$376.2	*
Adjusted Operating Cash Flow*	290	363	490	396.7	*

*
As adjusted by the Compensation Committee in the exercise of their discretion as described below under the caption "—Annual Incentive Compensation."

        Changes in Executive Officer Group.    During 2011, Greg Poling, formerly Vice President and President Grace Davison, was promoted to President and Chief Operating Officer. Brian McGowan, formerly Senior Vice President of Administration retired from Grace and Bill Corcoran, formerly Vice President in charge of environment, health and safety, corporate communications and government relations, assumed a reduced role in contemplation of his retirement in 2012.

        Elimination of Cash-based Long Term Incentive Plan.    In 2011, in order to better align the interests of our executives with those of our shareholders and market practice, the Compensation

Committee eliminated the cash component of our long-term incentive compensation and issued only stock options.

Executive Summary

        The Board of Directors established our 2011 incentive compensation targets on February 24, 2011 after considering its objectives for the company and the general economic environment in which we expected to be operating during the year. As in 2010, the Board of Directors focused on the dual objectives of generating cash, to provide capital for growth and to implement the provisions of the Joint Plan, and growing earnings to reflect the improving economic environment, the business opportunities we have and the investments we have made.

        The Compensation Committee established objective annual incentive targets based on the performance targets in our 2011 operating plans. The Compensation Committee evaluated the difficulty of achieving the performance targets in light of uncertainties in the general economy and the chemicals industry and ongoing weakness in our construction products business, and concluded that achievement of such targets would constitute good to outstanding Grace financial performance.

        The Compensation Committee gave equal weight to cash and earnings performance measures for our annual incentive program. The Compensation Committee continued with the metrics used in 2010 of Adjusted EBIT and Adjusted Operating Cash Flow (as such terms are described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement) to be consistent with our publicly reported performance measures. These metrics ensure the continuing alignment of the economic interests of our executives with our annual operating plans and the interests of our stakeholders. The actual amount of the 2011 Annual Incentive Compensation Program incentive pool, based on these metrics, was 114% of the targeted amount.

        In 2001, after our Chapter 11 filing, the Compensation Committee discontinued the use of equity-based compensation that had been a traditional element of our long-term incentive programs and granted solely cash-based awards. In April 2008, due to developments in our Chapter 11 cases, the Compensation Committee decided to once again grant equity-based incentive compensation as part of our long-term incentives. In 2011, the Compensation Committee eliminated the cash component of our long-term incentive compensation and issued only stock options reflecting the Compensation Committee's desire to better align the interests of our executives with those of our shareholders and market practice.

Overview

        The Board of Directors has designated six of our officers (including the five executive officers named in the Summary Compensation Table) as executive officers. The executive officers include the Chief Executive Officer (CEO), Chief Financial Officer and vice presidents in charge of operating segments or principal functions or who have policy-making authority. The Board of Directors has delegated authority for approving and administering the compensation program for executive officers and other members of senior management to the Compensation Committee. The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee.

        A complete description of the responsibilities of the Compensation Committee, referred to as the committee in this Compensation Discussion and Analysis, is set forth in our Compensation Committee Charter, which is available on the Internet at www.grace.com/About/Leadership/Governance/. The committee and the Board review the charter annually and revise it as necessary.

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

        The committee receives advice and legal and administrative assistance from our human resources department, legal services group and the Board's outside counsel in meeting its responsibilities. The committee also has authority to retain other outside advisors. During 2011, the committee used the services of Towers Watson, a human resources consulting firm and we expect the committee to continue working with Towers Watson during 2012. During 2010, the committee instructed Towers Watson to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with the committee's compensation philosophy and objectives as discussed below. The committee also asked Towers Watson to provide suggestions and alternatives regarding the form of various elements of executive compensation. The committee expects Towers Watson and our executive officers, including our CEO, General Counsel and Chief Human Resources Officer, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings. During 2011, Towers Watson provided consulting services to management in connection with our employee benefit plans.

Compensation Elements

        The following table outlines the major elements of compensation in 2011 for the executive officers named in the Summary Compensation Table:

Compensation Element	Definition	Rationale
Base Salary	Fixed cash compensation paid twice monthly	Payment for completion of day-to-day responsibilities
Annual Incentive Compensation Program	Variable cash compensation earned by annual personal performance and our achievement of pre-established corporate and business unit annual performance goals	Builds accountability for our annual goals and individual executives
Long-Term Incentive Compensation Program (Cash-Based)*	Variable, cash compensation that is earned when pre-established three-year financial goals are achieved	Builds accountability for achieving sustained financial results
Forfeiture provisions encourage retention
Long-Term Incentive Compensation Program (Equity-Based)	Equity compensation with staggered vesting that increases in value with increases in share price	Aligns long-term interests of executive officers and shareholders
Forfeiture provisions encourage retention
U. S. Defined Contribution Retirement Plans	Savings and Investment (S&I) Plan (401(k))—Standard tax-qualified defined contribution retirement benefit subject to limitations on compensation and benefits under the Internal Revenue Code	Provides U.S. employees with opportunity to save for retirement on tax-advantaged basis with matched contributions from Grace
	S&I Plan Replacement Payment Program (nonqualified)	Highly-paid U.S. employees made eligible for the same level of Grace match as all other participants in the Plan notwithstanding Internal Revenue Code limitations
U. S. Defined Benefit Retirement Plans	Qualified Pension Plan—Standard tax-qualified pension plan subject to limitations on compensation and benefits under the Internal Revenue Code	Provides U.S. employees with retirement income
	Supplemental Executive Retirement Plan—Restores benefits that are limited by the Internal Revenue Code in the qualified plan for most highly-paid U.S. employees	Highly-paid U.S. employees made eligible for the same benefit formula as all other participants in the Plan notwithstanding Internal Revenue Code limitations

*
Eliminated in 2011.

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

        Periodically, and most recently during 2010, the committee consults with Towers Watson for an assessment of the competitiveness of our executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry that the committee deems our peer group for compensation purposes, and relative to certain broad industry data. The committee selected the benchmark companies as our compensation peer group based upon their size and global scope, the quality of their executive talent and the availability of public information regarding their compensation practices. The committee periodically reviews the composition of our compensation peer group to ensure that it remains relevant. For 2011 compensation, the peer group consisted of:

Albemarle	Olin
Cabot	OM Group
Celanese	PolyOne
Cytec Industries	Rockwood Holdings
EcoLab	RPM International
Ferro	A. Schulman
FMC	Sigma-Aldrich
Georgia Gulf	Solutia
International Flavors & Fragrances	TPC Group
Lubrizol*	Valspar
Nalco	Westlake

*
Lubrizol is no longer a stand-alone company so it will be dropped from the peer group.

        The broad industry data that the committee generally reviews is included in studies produced by Towers Watson, Mercer and AonHewitt (all of whom are also nationally recognized compensation and benefits consulting firms) for any given compensation year. The committee used the chemicals and non-durable goods sections of these surveys adjusted, in each case, to reflect our sales. These data are used as a secondary reference for executive officer compensation, largely as a check on the compensation peer group levels, as well as to determine if there are any identifiable non-industry trends in compensation.

        Once the committee has completed an evaluation of an executive officer's overall performance, the committee reviews the executive officer's existing compensation. This information, presented in the form of a "tally sheet," reflects all compensation payable or potentially payable to the executive officer under our compensation plans. For each executive officer, the committee compares the tally sheet to the peer group information provided by Towers Watson and the broad industry data to provide context to its compensation decisions. The committee then makes the compensation determination based on its individual evaluation of each executive officer.

        In setting an executive officer's compensation level the committee does not target a specific percentile at which pay levels should be set, as the members believe the market for executive talent includes a wide range of practices. Instead, the committee reviews the distribution of peer group pay practices and broad industry data and determines the appropriate positioning of each executive officer's pay based on factors including, but not limited to, the roles and responsibilities of the executive officer, the executive officer's performance, experience, the depth of the market data available and internal equity with other Grace salaried employees. In the case of incentive compensation, if performance objectives are exceeded, the committee believes that incentive compensation should be at or above targeted levels and when performance objectives are not achieved, incentive compensation should be below targeted levels. Although these factors apply to Mr. Festa, his compensation is also subject to the terms of his employment agreement. Grace executives are generally eligible for annual compensation reviews.

        As a result of the Chapter 11 filing, we have not held an annual meeting of shareholders and, accordingly, have not obtained a say-on-pay advisory vote of the shareholders under Section 14A of the Securities Exchange Act of 1934, as amended. At such time as we hold say-on-pay advisory votes, we expect the committee will consider the results of such votes in making future compensation decisions for the named executive officers.

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

Chief Operating Officer

        On November 3, 2011, Greg Poling, then Vice President and President Grace Davison, was promoted to President and Chief Operating Officer. In connection with his promotion, the committee applied the process described above under the caption "—Executive Compensation Philosophy and Objectives—General" to determine Mr. Poling's compensation in his new position.

Base Salary

        In 2011, the committee did not implement a general salary increase for executive officers named in the Summary Compensation Table, referred to herein as named executive officers. Following an industry and peer company review of executive compensation conducted by Towers Watson during 2010, the committee approved 2010 annual base salary increases for our executive officers that were effective for executive officers other than Mr. Festa in October 2010. Mr. Festa's increase was effective March 1, 2011. As a result of his promotion to President and Chief Operating Officer, Mr. Poling's annual base salary was increased effective November 1, 2011.

Named Executive Officer	Base Salary Rate as of 12/31/2010	Base Salary Rate as of 12/31/2011	Percentage Increase in Base Salary Rate
A. E. Festa	$936,000	$975,000	4.2%
H. La Force III	430,000	430,000	-0-
G. E. Poling	450,000	550,000	22.2%
D. A. Bonham	410,000	410,000	-0-
M. A. Shelnitz	375,000	375,000	-0-

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

  •
  the individual's personal performance.

        Following an industry and peer company review of executive compensation conducted by Towers Watson during 2010, the committee approved AICP target increases for certain of our executive officers. Mr. Festa elected not to accept an increase in his AICP target. The AICP target increases were effective January 1, 2011 as follows:

Named Executive Officer	AICP Target as Percent of Base Salary Actually Paid During 2010	AICP Target as Percent of Base Salary Actually Paid During 2011
A. E. Festa	100%	100%
H. La Force III	75%	80%
G. E. Poling	80%	80%*
D. A. Bonham	75%	80%
M. A. Shelnitz	65%	70%

*
In connection with his promotion to President and Chief Operating Officer Mr. Poling's AICP Target was increased to 90% of base salary effective November 1, 2011.

        Actual awards for executive officers may range from $-0- to an amount equal to 200% of the target amount, based on the factors described above.

        To support the Board of Directors' dual objectives of generating cash and growing earnings, the funding level of the 2011 AICP is based equally on cash generation and earnings growth. The committee believes that for 2011, Adjusted EBIT and Adjusted Operating Cash Flow, (calculated in each case as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement) are the best indicators of the performance of our business in growing earnings and generating cash, respectively.

        The target AICP incentive pool is the sum of the target awards of all participants in the AICP. The actual funded amount is determined by our actual performance. For 2011, 50% of the available AICP incentive pool was established based on our performance in respect of Adjusted EBIT and 50% on performance in respect of Adjusted Operating Cash Flow. We refer to the related targets as the Adjusted EBIT Target and the Adjusted Operating Cash Flow Target, respectively. With respect to each performance measure:

  •
  if our actual performance equals the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would be funded at 100%;

  •
  if our actual performance equals 80% of the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would be funded at 25%;

  •
  if our actual performance was less than 80% of the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would not be funded; and

  •
  if our actual performance equals or exceeds 135% of the target amount, the AICP incentive pool in respect of that performance measure (50% of the available incentive pool) would be funded at 200%.

        The committee determined the 2011 AICP performance targets based on the targets in our 2011 operating plan. The committee evaluated the difficulty of achieving the performance targets in light of continued uncertainties in the general economy and the chemicals industry and continued weakness in our construction products business, and concluded that achievement of such targets would constitute good to outstanding Grace financial performance.

2011 AICP Targets

Adjusted EBIT (in millions)	Adjusted Operating Cash Flow (in millions)	Portion of 50% of Available Incentive Pool funded in respect of Target
Less than $300	Less than $290	0%
300	290	25%
375	363	100%
506	490	200%

2011 Adjusted Performance Measures

        In setting the actual amount of the AICP incentive pool, the committee has discretion to adjust the performance objectives, adjust the calculation of each performance measure or adjust the size of the AICP incentive pool irrespective of the achievement of performance objectives. The committee believes that AICP participants generally should not benefit from items not considered when the performance targets are set that result in large unexpected variances from annual operating plan assumptions.

        For 2011, the committee decreased the calculation of Adjusted EBIT and Adjusted Operating Cash Flow for use in the AICP calculation by eliminating the benefit resulting from material items that were not considered at the time the AICP targets were established. These items included lower pension expense resulting from the $180 million accelerated pension contribution in March 2011, and higher income and cash flow resulting from the improved sales and gross profits in the catalysts business.

        The adjustments made by the committee for purposes of calculating the AICP pool are set forth in the table below.

(In millions)	2011 Adjusted EBIT	2011 Operating Cash Flow
Initial 2011 AICP Performance Measures*	$478.6	$416.7
Discretionary Adjustment by Compensation Committee	(102.4)	(20.0)

2011 AICP-Adjusted Performance Measures	$376.2	$396.7

*
Calculated as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement.

        The actual amount of the 2011 AICP incentive pool established in respect of the Adjusted EBIT Target (50% of the available incentive pool) and Adjusted Operating Cash Flow Target (50% of the available incentive pool) was determined solely by applying linear interpolation between the related target amounts specified above in the 2011 AICP Targets table. The total AICP incentive pool established is the sum of these two amounts. As shown in the table below, the calculated funding amount for 2011 was 114% of the aggregate target amounts of the participants.

2011 AICP Funding

2011 AICP-Adjusted EBIT (in millions)	$376.2
Interpolated Portion of 50% of AICP Incentive Pool funded in respect of Adjusted EBIT Target	101%
2011 AICP-Adjusted Operating Cash Flow (in millions)	$396.7
Interpolated Portion of 50% of AICP Incentive Pool funded in respect of Adjusted Operating Cash Flow Target	127%
Total Portion of Target AICP Incentive Pool funded	114%

        The committee has the discretion under the terms of the 2011 AICP to increase or decrease the amount of the actual 2011 AICP payments to each executive officer from the amount generally applicable to the AICP incentive pool of 114% of target award. The committee exercised this discretion to adjust the 2011 AICP payments to each executive officer as follows:

Name	AICP Payment at 114% of Target	Individual Discretionary AICP Adjustment	Actual AICP Payment	AICP Payment as Percentage of AICP Target	Basis for Committee Discretion
A. E. Festa	$1,104,090	$245,910	$1,350,000	139.4%	Mr. Festa's award reflects his leadership of Grace with respect to Grace's overall growth as well as the committee's recognition of his ongoing management of, and Grace's significant progress in, the Chapter 11 cases.
H. La Force III	392,160	42,840	435,000	126.5%	Mr. La Force's award reflects his successful implementation of our investor relations re-engagement strategy and his overall financial management performance.
G. E. Poling	436,050	163,950	600,000	156.9%

Mr. Poling's award reflects the performance of Grace Davison, his ongoing outstanding performance that led to his promotion to President and Chief Operating Officer and his strategic oversight of Grace's overall business both before and after his promotion.

D. A. Bonham	373,920	1,080	375,000	114.3%	Mr. Bonham's award is generally consistent with the payment amount applicable to the overall incentive pool.
M. A. Shelnitz	299,250	750	300,000	114.3%	Mr. Shelnitz's award is generally consistent with the payment amount applicable to the overall incentive pool.

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

Long-Term Incentive Compensation (Stock Options)

        Our Long-Term Incentive Plans, or LTIPs, are designed to motivate and reward approximately 165 of our eligible upper- level employees, including our named executive officers, for their contributions to our performance over a multi-year period and align their financial interests with those of our stakeholders by making a significant portion of their total compensation variable and dependent upon our sustained financial performance. In 2011, awards consisted only of stock options reflecting the committee's desire to better align the interests of our executives with those of our shareholders and market practice.

        The committee believes that the LTIP awards encourage executive retention because the right to any unvested or unexercised option is generally subject to forfeiture if the employee terminates employment voluntarily (other than due to retirement) or is terminated for cause.

        In determining the value of stock option awards, the committee considered an analysis of stock option value based on an adjusted Black-Scholes option pricing model with their independent consultant, Towers Watson. The committee approved the stock option grants included in the 2011 LTIP on May 5, 2011 after approval of the 2011 LTIP by the Bankruptcy Court on April 8, 2011. The exercise price of the options was $42.255, which was the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on May 5, 2011. The term of the options is five years and they vest over three years in substantially equal annual installments commencing the year after the date of grant.

        In connection with his promotion to President and Chief Operating Officer, on November 3, 2011, the committee awarded Mr. Poling 10,000 stock options. The exercise price of the options was $41.250, which was the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on November 3, 2011. The term of the options is five years and they vest over three years in substantially equal annual installments commencing the year after the date of grant.

Pension Plan/Supplemental Executive Retirement Plan

        As described below under "Pension Benefits," payments under our tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. For 2011, federal income tax law limits to $245,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. As a result, the committee has implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 75 upper level employees, including the executive officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.

Savings and Investment Plan/Replacement Payment Program

        We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post- tax basis. We currently match 100% of employee savings under the S&I Plan up to 6% of the employee's base salary and annual incentive compensation. The committee believes that a 401(k)-type plan with a substantial company match that increases (in dollar amount, not percentage of compensation) with the level of participation in the plan and increases in the employee's annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2011, federal income tax law limits the total contributions, which include an employee's contribution plus the employer's matching contributions, that can be made to an employee's 401(k) plan account to $49,000 and qualifying annual compensation for 401(k) plan purposes to $245,000. As a result, the committee has implemented an S&I Plan Replacement Payment Program that currently applies to approximately 60 of our employees, including our executive officers, whose annual compensation exceeds $245,000, under which each such employee will receive the full matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.

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

Deductibility of Executive Compensation

        Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code of 1986, as amended, under Section 162(m) that limit the tax deduction for compensation expense in excess of $1 million paid to certain executive officers unless such compensation is "performance based" and satisfies certain other conditions. The committee believes that compensation payable to executive officers should generally meet the conditions required for full deductibility under Section 162(m). Tax deductibility is one criterion the committee considers when establishing compensation programs. The AICP and LTIPs are structured with the intention that the compensation payable thereunder, with the exception of any discretionary AICP payments or other non-performance based payments, will qualify as deductible "performance- based" compensation. While the committee believes that it is important to preserve the ability to structure compensation programs to meet a variety of corporate objectives even if the compensation is not deductible, due to the committee's focus on performance based compensation plans, the committee expects that the vast majority of compensation paid to the named executive officers will be tax deductible.

Compensation Committee Report

        We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace's Compensation Discussion and Analysis for 2011 and have discussed it with Grace management. Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace's Annual Report on Form 10-K.

  COMPENSATION COMMITTEE
  John F. Akers, Chair
  H. Furlong Baldwin
  Ronald C. Cambre
  Marye Anne Fox
  Janice K. Henry
  Christopher J. Steffen
  Mark E. Tomkins
  Thomas A. Vanderslice

Summary Compensation Table

        The following table sets forth the compensation we paid for the periods indicated to our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2011, determined by reference to the total compensation earned by such individuals for 2011 (reduced by the amount set forth in the table below under the caption "Change in Pension Value and Nonqualified Deferred Compensation Earnings").

								Change in Pension Value and Nonqualified Deferred Compensation Earnings(c) ($)
						Non-Equity Incentive Plan Compensation ($)
									All Other Compensation(d) ($)
Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(a) ($)					Total ($)
	Year					AICP	LTIP(b)
A. E. Festa	2011	968,500	-0-	-0-	4,087,685	1,350,000	2,156,005	646,000	157,805	9,365,995
Chairman & Chief	2010	936,000	-0-	-0-	2,660,000	1,110,000	344,110	439,000	158,112	5,647,222
Executive Officer	2009	936,000	-0-	-0-	1,114,838	1,370,000	1,751,967	377,000	160,219	5,710,024
H. La Force III	2011	430,000	-0-	-0-	773,333	435,000	352,001	119,000	50,700	2,160,034
Senior Vice President &	2010	415,000	-0-	-0-	549,733	400,000	75,002	82,000	54,300	1,576,035
Chief Financial Officer	2009	410,000	-0-	-0-	174,207	475,000	336,855	62,000	39,000	1,497,062
G. E. Poling	2011	466,667	-0-	-0-	1,073,933	600,000	482,502	1,017,000	61,900	3,702,002
President & Chief	2010	442,500	-0-	-0-	678,305	550,000	100,502	733,000	63,450	2,567,757
Operating Officer	2009	440,000	-0-	-0-	243,870	600,000	673,833	600,000	43,800	2,601,503
D. A. Bonham	2011	410,000	-0-	-0-	773,333	375,000	384,001	205,000	58,427	2,205,761
Vice President &	2010	402,500	-0-	-0-	576,333	300,000	78,002	129,000	53,550	1,539,385
President Grace	2009	392,292	-0-	-0-	191,614	475,000	518,333	74,000	418,902	2,070,141
Construction Products
M. A. Shelnitz	2011	375,000	-0-	-0-	541,333	300,000	280,001	522,000	39,000	2,057,334
Vice President,	2010	363,750	-0-	-0-	425,600	260,000	53,251	369,000	42,825	1,514,426
Secretary & General	2009	360,000	-0-	-0-	139,359	335,000	336,917	341,000	33,900	1,546,176
Counsel

(a)
Amount represents the grant date fair value of options computed in accordance with ASC 718. The assumptions used to calculate the compensation expense reported for 2011 are described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 18 (Stock Incentive Plans) to the Consolidated Financial Statements and are incorporated herein by reference.

(b)
The 2011 amount consists of the following payments that we expect to make in March 2012 pursuant to the 2009-2011 and 2010-2012 Long-Term Incentive Programs, or LTIPs, as follows:

Name	Final Payment 2009-2011 LTIP ($)	Initial Payment 2010-2012 LTIP ($)	Total ($)
A. E. Festa	1,855,990	300,015	2,156,005
H. La Force III	289,998	62,003	352,001
G. E. Poling	405,998	76,504	482,502
D. A. Bonham	318,998	65,003	384,001
M. A. Shelnitz	231,999	48,002	280,001
(c)
The 2011 amount consists of the aggregate change in the actuarial present value of the individual's accumulated benefit under the Grace Pension Plan and Grace Supplemental Executive Retirement Plan (SERP) from December 31, 2010 to December 31, 2011, assuming a 4.50% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in

  the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements as follows:

Name	Change in Pension Plan Value ($)	Change In SERP Value ($)	Total Change in Pension Value ($)
A. E. Festa	65,000	581,000	646,000
H. La Force III	35,000	84,000	119,000
G. E. Poling	210,000	807,000	1,017,000
D. A. Bonham	54,000	151,000	205,000
M. A. Shelnitz	176,000	346,000	522,000
(d)
The 2011 amount consists of the following:

Name	Personal Benefits* ($)		S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Liability Insurance ($)	Other ($)		Total ($)
A. E. Festa	31,895	**	14,700	110,010	1,200	-0-		157,805
H. La Force III	n/a		14,700	35,100	900	-0-		50,700
G. E. Poling	n/a		14,700	46,300	900	-0-		61,900
D. A. Bonham	n/a		14,700	27,900	900	14,927	***	58,427
M. A. Shelnitz	n/a		14,700	23,400	900	-0-		39,000

*
Consists of our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equaled or exceeded $10,000.

**
Consists of personal use of Grace-provided aircraft.

***
Consists of benefits related to Mr. Bonham's overseas assignment in Belgium consisting of: foreign tax payments—$8,202 (paid in euros and converted at exchange rates prevailing in the month such payments were made); tax gross up payments designed to reimburse Mr. Bonham for any increase in his U.S. federal and state income tax obligations resulting from his overseas assignment—$6,225; and tax preparation fees—$500.

CEO Employment Agreement

        Grace and Mr. Festa entered into an employment agreement, effective as of June 1, 2009, pursuant to which Mr. Festa serves as Chairman and Chief Executive Officer of Grace. Mr. Festa is entitled to an initial base annual salary of $936,000. His targeted award under the Annual Incentive Compensation Program is 100% of his base salary earned during the applicable year (or greater, as determined by the Board). Under the agreement, Mr. Festa continues to participate in the Grace LTIPs. His 2011 award is described below under "Grants of Plan-Based Awards in 2011." Grace is obligated to indemnify Mr. Festa for all liabilities that he may incur as a result of his performance of his duties as a director, officer or employee of Grace. The agreement also provides for certain payments in the event that Mr. Festa's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control." The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

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

Grants of Plan-Based Awards in 2011

        The following table provides information regarding grants under our Annual Incentive Compensation Program, or AICP, and Long Term Incentive Program, or LTIP, to the executive officers named in the Summary Compensation Table during 2011.

						All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)				Exercise or Base Price of Option Awards(c) ($/Sh)
								Grant Date Fair Value of Option Awards ($)(d)
Name	Plan	Option Grant Date	Threshold ($)(b)	Target ($)(b)	Maximum ($)(b)
A. E. Festa	2011 AICP(e)	n/a	242,125	968,500	1,937,000	n/a	n/a	n/a
	2011 LTIP (Option)(f)	05/05/11	n/a	n/a	n/a	264,290	42.255	4,087,685
H. La Force III	2011 AICP	n/a	86,000	344,000	688,000	n/a	n/a	n/a
	2011 LTIP (Option)(f)	05/05/11	n/a	n/a	n/a	50,000	42.255	773,333
G. E. Poling	2011 AICP(e)	n/a	95,625	382,500	765,000	n/a	n/a	n/a
	2011 LTIP (Option)(f)	05/05/11	n/a	n/a	n/a	60,000	42.255	928,000
	2011 LTIP (Option)(g)	11/03/11	n/a	n/a	n/a	10,000	41.250	145,933
D. A. Bonham	2011 AICP	n/a	82,000	328,000	656,000	n/a	n/a	n/a
	2011 LTIP (Option)(f)	05/05/11	n/a	n/a	n/a	50,000	42.255	773,333
M. A. Shelnitz	2011 AICP	n/a	65,625	262,500	525,000	n/a	n/a	n/a
	2011 LTIP (Option)(f)	05/05/11	n/a	n/a	n/a	35,000	42.255	541,333

(a)
Actual payments pursuant to the 2011 AICP, final payments pursuant to the 2009-2011 LTIP and initial payments pursuant to the 2010-2012 LTIP that we expect to pay in March 2012 have been determined and are reflected in the Summary Compensation Table.

(b)
For AICP, amounts are based upon base salary actually paid during 2011.

(c)
The exercise price was determined based on the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on the grant date.

(d)
The grant date fair value is generally the amount that Grace would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

(e)
Estimated AICP future payouts are prorated to reflect Mr. Festa's base salary increase that was effective March 1, 2012 and Mr. Poling's base salary and AICP target increases that were effective November 1, 2011.

(f)
Options are exercisable in 33% increments on May 4, 2012, May 3, 2013 and May 5, 2014.

(g)
Options are exercisable in 33% increments on November 2, 2012, November 1, 2013 and November 3, 2014.

2011 Annual Incentive Compensation Program (AICP)

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

Long-Term Incentive Program (LTIP)

        Our long-term incentive programs are multi-year, pay-for-performance incentive programs. Awards under our 2009-2011 and 2010-2012 LTIPs consist of a cash-based award and an award of stock options under our 2000 Stock Incentive Plan.

        In 2011, in order to better align the interests of our executives with those of our shareholders and market practice, we eliminated the cash component of our LTIP. Awards under our 2011 LTIP consist entirely of an award of stock options under our 2011 Stock Incentive Plan. We will continue to make payments under the 2010 and 2009 Cash LTIPs, however, which payments are described below.

        Cash-based awards under the 2009-2011 and 2010-2012 LTIPs are payable based on the extent to which we achieve a specified compound annual growth in our Core EBIT over the three-year performance period using results for the year prior to the first year of the performance period as the baseline. Cumulative Core EBIT for the three year period is used to determine the compound annual growth rate for this calculation. We generally refer to this growth objective as a CAGR.

Core EBIT

        Our LTIP Adjusted Core EBIT for the performance periods of our 2009-2011 and 2010-2012 LTIPs are calculated as follows:

(In millions)	2008	2009	2010	2011
Adjusted EBIT*	$297.3	$229.0	$326.4	$478.6
Adjustments:
Restructuring expenses and related asset impairments	(5.2)	(33.4)	(11.2)	(6.9)
Gains (loss) on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	—	33.9	—	(0.8)
Defined benefit pension expense previously reported as noncore, now reported in Adjusted EBIT	11.2	16.7	13.7	8.3
Non-asbestos provision for environmental remediation previously reported as noncore, now reported in Adjusted EBIT	6.4	(0.5)	1.3	1.5
Other noncore (income) expense	(10.0)	9.6	1.0	2.8

Core EBIT	$299.7	$255.3	$331.2	$483.5

*
Calculated as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement.

        In completing the CAGR calculation, Core EBIT for each year after the baseline year is adjusted to eliminate the effect of changes in pension expense related to core operations and LTIP expense as follows:

2009-2011 LTIP Adjusted Core EBIT

2009-2011 LTIP Plan (In millions)	2008 Baseline	2009	2010	2011
Core EBIT	$299.7	$255.3	$331.2	$483.5
Adjustments:
Change in Pension Expense related to core operations	—	23.3	17.9	9.6
Long-term Incentive Plan Expense	—	(5.9)	(2.8)	7.4

LTIP Core EBIT	$299.7	$272.7	$346.3	$500.5

2010-2012 LTIP Adjusted Core EBIT

2010-2012 LTIP Plan (In millions)	2009 Baseline	2010	2011
Core EBIT	$255.3	$331.2	$483.5
Adjustments:
Change in Pension Expense related to core operations	—	(5.4)	(13.7)
Long-term Incentive Plan Expense	—	3.1	13.3

LTIP Core EBIT	$255.3	$328.9	$483.1

        The compound annual growth rates in Core EBIT (reflecting the LTIP adjustments reflected in the tables above) as of December 31, 2011 for the 2009-2011 and 2010-2012 LTIPs are as follows:

LTIP	CAGR
2009-2011 LTIP (full 3-year period)	11.34%
2010-2012 LTIP (partial 2-year period)	35.22%

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

        Based on 2010 and 2011 operating performance, partial payments under the 2010 Cash LTIP are calculated based upon 200% of the two-year partial target for each participant as follows:

Name	2010 Cash LTIP Target ($)	2-year Partial Target (66.67% of Target) ($)	Portion of 2-year Partial Target Earned Up to 100% of Partial Target (100% of Partial Target) ($)	2010 Cash LTIP Interim Payment (50% of Partial Target Earned) ($)
A. E. Festa	900,000	600,030	600,030	300,015
H. La Force III	186,000	124,006	124,006	62,003
G. E. Poling	229,500	153,008	153,008	76,504
D. A. Bonham	195,000	130,007	130,007	65,003
M. A. Shelnitz	144,000	96,005	96,005	48,002

        Based on 2009-2011 operating performance, payments under the 2009 Cash LTIP are calculated based upon 128% of the full three-year target for each participant as follows:

Name	2009 Cash LTIP Target ($)	Portion of Target Earned Up to 200% of Target (128% of Target) ($)	2009 Cash LTIP Partial Payment Paid in 2011 ($)	2009 Cash LTIP Final Payment ($)
A. E. Festa	1,600,000	2,048,000	192,010	1,855,990
H. La Force III	250,000	320,000	30,002	289,998
G. E. Poling	350,000	448,000	42,002	405,998
D. A. Bonham	275,000	352,000	33,002	318,998
M. A. Shelnitz	200,000	256,000	24,001	231,999

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

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
A. E. Festa	-0-	264,290	(a)	42.255	5/05/16
	87,502	174,998	(b)	27.745	5/05/15
	216,474	108,236	(c)	9.785	5/07/14
	171,490	-0-	(d)	19.710	9/11/13
H. La Force III	-0-	50,000	(a)	42.255	5/05/16
	18,084	36,166	(b)	27.745	5/05/15
	33,826	16,914	(c)	9.785	5/07/14
	70,190	-0-	(d)	19.710	9/11/13
G. E. Poling	-0-	10,000	(e)	41.250	11/03/16
	-0-	60,000	(a)	42.255	5/05/16
	22,314	44,624	(b)	27.745	5/05/15
	47,354	23,676	(c)	9.785	5/07/14
	106,540	-0-	(d)	19.710	9/11/13
D. A. Bonham	-0-	50,000	(a)	42.255	5/05/16
	18,959	37,916	(b)	27.745	5/05/15
	37,206	18,604	(c)	9.785	5/07/14
	60,880	-0-	(d)	19.710	9/11/13
M. A. Shelnitz	-0-	35,000	(a)	42.255	5/05/16
	14,002	27,998	(b)	27.745	5/05/15
	27,060	13,530	(c)	9.785	5/07/14
	63,420	-0-	(d)	19.710	9/11/13

(a)
Options are exercisable in 33% increments on May 4, 2012, May 3, 2013 and May 5, 2014.

(b)
Options are exercisable in 33% increments on May 5, 2011 and May 7, 2012 and May 6, 2013.

(c)
Options are exercisable in 33% increments on May 7, 2010, May 6, 2011 and May 7, 2012.

(d)
Options are fully exercisable.

(e)
Options are exercisable in 33% increments on November 2, 2012, November 1, 2013 and November 3, 2014.

Option Exercises and Stock Vested

        The following table provides information regarding the exercise of options held by the executive officers named in the Summary Compensation Table during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. E. Festa	-0-	-0-	-0-	-0-
H. La Force III	-0-	-0-	-0-	-0-
G. E. Poling	16,500	595,099	-0-	-0-
D. A. Bonham	-0-	-0-	-0-	-0-
M. A. Shelnitz	8,200	295,746	-0-	-0-

Pension Benefits

        The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	8.08	220,000	-0-
	SERP	8.08	1,897,000	-0-
H. La Force III	Pension Plan	3.75	84,000	-0-
	SERP	3.75	179,000	-0-
G. E. Poling	Pension Plan	32.42	1,065,000	-0-
	SERP	32.42	3,369,000	-0-
D. A. Bonham	Pension Plan	6.25	165,000	-0-
	SERP	6.25	365,000	-0-
M. A. Shelnitz	Pension Plan	28.17	817,000	-0-
	SERP	28.17	1,552,000	-0-

*
Amounts comprise the actuarial present value of the executive officer's accumulated benefit under the Pension Plan and SERP as of December 31, 2011, assuming a 4.5% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. The Pension Plan and SERP provide for a reduction in pension benefits to employees that elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62.

Retirement Plan for Salaried Employees

        Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited Grace service. At age 62, a participant is entitled to full benefits under the Pension Plan but a participant may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2011, federal income tax law limits to $245,000 the annual compensation on which benefits under the Pension Plan may be based.

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

Fiscal Year 2011 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2011	Registrant Contributions in Fiscal Year 2011	Aggregate Earnings in Fiscal Year 2011		Aggregate Withdrawals/ Distributions in Fiscal Year 2011	Aggregate Balance at Fiscal Year 2011 End
M. A. Shelnitz	$-0-	$-0-	$101,651	(a)	$-0-	$432,605	(b)

(a)
Amount represents the increase in value of 9,420.8496 shares of Grace common stock held in the plan based on the closing prices of Grace common stock on December 31, 2010 of $35.13 and December 31, 2011 of $45.92. Amounts reflected are not included in the "Summary Compensation Table" because the earnings are not "above market."

(b)
Amount represents the value of 9,420.8496 shares of Grace common stock held in the plan based on the closing price of Grace common stock on December 31, 2011 of $45.92.

Potential Payments Upon Termination or Change-In-Control

        The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events calculated under the assumption that employment terminated on the last business day of 2011. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Grace Retirement Plan and the Grace SERP are described above under the caption "Pension Benefits." The value of payments to be made following termination of employment pursuant to

Mr. Shelnitz's deferred shares arrangement are described above under the caption "Non-Qualified Deferred Compensation Plan."

Name	Involuntary Termination Without Cause ($)(a)	Involuntary Termination Without Cause Following Change-in- Control ($)(b)(c)	Death ($)(b)(d)		Disability ($)(b)(f)
A. E. Festa	3,412,500	8,306,020	4,535,110	(e)	3,932,610	(e)
H. La Force III	645,000	2,736,004	844,004		564,501
G. E. Poling	1,100,000	3,694,006	1,109,006		669,004
D. A. Bonham	615,000	2,663,005	859,005		571,998
M. A. Shelnitz	750,000	2,240,504	703,004		403,004

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

(b)
Includes actual final LTIP payment under the 2009 Cash LTIP (as included in footnote (b) to the Summary Compensation Table) and payments under the 2010 Cash LTIP calculated as described below under "—Termination and Change-in-Control Arrangements—Long Term Incentive Program (Cash Awards)" under the assumption that the 2010 Cash LTIP pays out at the target amount as follows:

Name	2009-2011 LTIP (Cash) ($)	2010-2012 LTIP (Cash) ($)	Total ($)
A. E. Festa	1,855,990	600,030	2,456,020
H. La Force III	289,998	124,006	414,004
G. E. Poling	405,998	153,008	559,006
D. A. Bonham	318,998	130,007	449,005
M. A. Shelnitz	231,999	96,005	328,004
(c)
Includes contractual payments pursuant to each executive's respective Change-in-Control Severance Agreement calculated under the assumption that no excise tax will apply.

(d)
Includes the sum of payments under the Grace Executive Salary Protection Plan during the first year following death. During subsequent years after death until the specified termination year (reflecting the executive officer's age as of December 31, 2011), the sum of payments each year would be as follows: Mr. Festa—$487,500, Mr. La Force—$215,000, Mr. Poling—$275,000, Mr. Bonham—$205,000 and Mr. Shelnitz—$187,500. For executive officers other than Mr. Festa, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(e)
Includes 2011 AICP payment calculated solely on the basis of Grace's 2011 financial performance in the amount of $1,104,090 pursuant to Mr. Festa's employment agreement as described below under "—Termination and Change-in-Control Arrangements—CEO Severance Arrangements."

(f)
Includes sum of payments under the Grace Executive Salary Protection Plan during the first year following disability, assuming the executive officer remains disabled for at least 12 consecutive months. Amounts reflect the offset of expected payments under Grace's long-term and short-term disability programs that are based, in part, on the duration of the executive officer's employment. During subsequent years after disability, the sum of payments each year to Mr. Festa would be $225,000 until the earlier of the month he was no longer deemed disabled or until he attained age 65 in 2024. Due to the offset of expected payments under Grace's long-term and short-term disability programs, Grace expects that the other executive officers would not receive any additional payments under the plan after the first year of disability. For executive officers other than Mr. Festa, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements—Annual Incentive Compensation Program."

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

        CEO Severance Arrangements.    Under the terms of Mr. Festa's employment agreement, if we terminate Mr. Festa's employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the agreement in 2013, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination. The severance amount would be paid in installments over a period of 24 months; however, at Mr. Festa's option, as approved by the Compensation Committee, the entire severance amount may be paid in a single lump-sum after termination. Also under the terms of this agreement, Mr. Festa will not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion (based, in the case of the AICP, solely on Grace financial results for that calendar year) of such an unpaid award in the event that his employment is terminated by Grace without cause or he terminates his employment as a result of constructive discharge after Grace emerges from Chapter 11, or his employment terminates as a result of his death or disability, in each case, before the applicable payment date. Assuming Mr. Festa's employment was terminated as of December 31, 2011 under any of the above listed circumstances, Mr. Festa would be eligible to receive LTIP payments as described below under the caption "Termination and Change-in-Control Arrangements—Long Term Incentive Program." The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

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

  •
  death or disability; or

  •
  involuntary termination after a change in control of Grace ("change in control" means that a person beneficially owns 20% or more of the outstanding Grace common stock (but not if such ownership is the result of the sale of Grace common stock by Grace that has been approved by the Board or pursuant to a plan of reorganization that is confirmed and effective), the failure of Board- nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a corporate transaction (other than a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization that is confirmed and effective) in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace)

        In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive an LTIP award payment. If an employee whose employment terminates prior to the end of an LTIP performance period receives an LTIP award payment for that performance period, the amount of the LTIP award payment will be prorated for the period of the employee's service during the performance period and paid at the time the award is paid to active Grace employees. See "—CEO Severance Arrangements" above for a description of the circumstances under which LTIP payments would be made to Mr. Festa in the event his employment with Grace is terminated. The description of the LTIPs in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the LTIPs, which are filed with the SEC.

        Long Term Incentive Program (2000 and 2011 Stock Incentive Plan Awards).    Any stock option held by an employee whose employment terminates prior to exercise will terminate:

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

        In the event of a Change in Control, any stock options outstanding under the 2000 and 2011 Stock Incentive Plans, that are not exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant. For purposes of the 2000 and 2011 Stock Incentive Plans, "change in control" means:

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

The description of the 2000 and 2011 Stock Incentive Plans in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the 2000 and 2011 Stock Incentive Plans, which are filed with the SEC.

Director Compensation

        Under the compensation program for nonemployee directors in effect during 2011, each nonemployee director received an annual retainer of $105,000 in cash, 50% of which was paid in January and 50% of which was paid in December. In addition, directors received $6,000 (plus $3,000 for the lead independent director and the Audit Committee chair and $2,000 for other committee chairs) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date. We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors. Our directors, and all Grace employees, are entitled to participate in the Grace Foundation's Matching Grants Program. We also maintain business travel accident insurance coverage for our directors. Mr. Festa's compensation is described above in the Summary Compensation Table and he receives no additional compensation for serving as a member of the Board of Directors. For 2012, each director will receive an annual retainer of $142,750 in cash, 50% of which was paid in January 2012 and 50% of which will be paid in December 2012.

        The following table sets forth amounts that we paid to our nonemployee directors in connection with their services to Grace during 2011.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(b)		Total ($)
J. F. Akers	153,000	-0-	-0-	-0-	-0-	3,000	(c)	156,000
H. F. Baldwin	141,000	-0-	-0-	-0-	-0-	-0-		141,000
R. C. Cambre	141,000	-0-	-0-	-0-	-0-	-0-		141,000
M. A. Fox	153,000	-0-	-0-	-0-	-0-	-0-		153,000
J. J. Murphy(d)	141,000	-0-	-0-	-0-	-0-	-0-		141,000
C. J. Steffen	141,000	-0-	-0-	-0-	-0-	-0-		141,000
M. E. Tomkins	159,000	-0-	-0-	-0-	-0-	-0-		159,000
T. A. Vanderslice	160,000	-0-	-0-	-0-	-0-	3,000	(c)	163,000

(a)
Amount consists of annual retainer in the amount of $105,000, meeting fees in the amount of $36,000 (other than Mr. Vanderslice who received meeting fees of $30,000) and additional payments to: Mr. Akers for serving as Chair of the Compensation Committee and Dr. Fox for serving as Chair of the Corporate Responsibility Committee in the amounts of $12,000; Mr. Tomkins for serving as Chair of the Audit Committee in the amount of $18,000; and Mr. Vanderslice for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $25,000.

(b)
Grace paid an aggregate of $1,909 in premiums for business travel accident insurance coverage for all directors during 2011.

(c)
Consists of charitable contributions paid during 2011 to academic institutions at the request of the director pursuant to the Grace Foundation's Matching Grants Program. For Mr. Vanderslice, $3,000 was in respect of a 2010 charitable contribution.

(d)
Mr. Murphy resigned from the Board of Directors and all committees effective February 23, 2012.

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

Compensation Committee Interlocks and Insider Participation

        During 2011, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy, Vanderslice, Tomkins and Steffen and Dr. Fox. Ms. Henry joined the Board and Compensation Committee on January 18, 2012 and Mr. Murphy resigned from the Board and the Compensation Committee effective February 23, 2012. None of these persons is a current or former Grace officer or employee, nor did we have any reportable transactions with any of these persons. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

        The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2012 by:

  •
  each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock;

  •
  each current director;

  •
  each of the executive officers named in the Summary Compensation Table set forth in Item 11 above; and

  •
  all directors and all executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned	Percent(3)
FMR LLC(4)	9,194,298	12.4%

Fidelity Management & Research Company
Edward C. Johnson 3d
82 Devonshire Street
Boston, Massachusetts 02109
R. Ted Weschler(5)	3,740,902	5.1%

404B East Main Street
2nd Floor
Charlottesville, VA 22902
The Vanguard Group, Inc.(6)	3,724,623	5.0%

100 Vanguard Blvd.
Malvern, PA 19355

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned		Percent(3)
J. F. Akers	38,996
	15,196	(T)

	54,192		*

H. F. Baldwin	21,918
	15,000	(T)

	36,918		*

R. C. Cambre	28,494		*

A. E. Festa	100,000
	475,466	(O)

	575,466		*

M. A. Fox	55,346
	8,942	(T)

	64,288		*

J. K. Henry	-0-		*

C. J. Steffen	10,000		*

M. E. Tomkins	12,000		*

T. A. Vanderslice	39,522
	14,932	(T)

	54,454		*

D. A. Bonham	117,045	(O)	*

H. La Force III	50,000
	122,100	(O)

	172,100		*

G. E. Poling	176,208	(O)
	18,000	(T)

	194,208		*

M. A. Shelnitz	53,500
	104,482	(O)
	9,421	(T)

	167,403		*

Directors and executive officers as a group (14 persons)	409,776
	1,037,409	(O)
	81,491	(T)

	1,528,676		2.0%

*
Indicates less than 1%

(O)
Shares covered by stock options exercisable on or within 60 days after January 31, 2012.

(T)
Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1)
The address of each of our directors and executive officers is c/o Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, MD 21044.

(2)
John J. Murphy resigned from the Board of Directors effective February 23, 2012.

(3)
Based on 73,939,155 shares of Grace common stock outstanding on January 31, 2012.

(4)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC jointly by FMR LLC ("FMR"), Fidelity Management & Research Company ("Fidelity") and Edward C. Johnson 3d ("Mr. Johnson") on February 14, 2012. FMR and Mr. Johnson have sole voting power with respect to 39,505 shares and sole dispositive power with respect to all 9,194,298 shares. Mr. Johnson is Chairman of FMR and members of Mr. Johnson's family may be deemed a controlling group with respect to FMR due to their ownership of FMR voting shares and their entry into a voting agreement with respect to such shares. Fidelity is a wholly-owned subsidiary of FMR. Mr. Johnson and FMR, through its control of Fidelity, each has sole dispositive power over 9,155,093 shares owned by various investment companies for which Fidelity serves as investment advisor. Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island 02917, is a wholly-owned indirect subsidiary of FMR. Mr. Johnson and FMR, through its control of PGATC, each has sole dispositive power and sole voting power over 39,205 shares owned by institutional accounts managed by PGATC.

(5)
The ownership information set forth is based in its entirety on material contained in a Schedule 13D/A report dated December 20, 2011 filed with the SEC.

(6)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G filed with the SEC by The Vanguard Group, Inc. on February 10, 2012. The Vanguard Group, Inc. has sole voting power with respect to 45,565 shares and sole dispositive power with respect to all 3,724,623 shares. Vanguard Fiduciary Trust Company ("VFTC"), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 45,565 shares as a result of its serving as investment manager of collective trust accounts. VFTC directs the voting of these shares.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2011 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options)
Equity compensation plans approved by security holders*	4,937,420	25.0828	817,138

*
The 2000 Stock Incentive Plan was approved by stockholders at an annual meeting of Grace stockholders on May 10, 2000. Under the 2000 Plan, there are 3,654,558 shares of Grace common stock to be issued upon the exercise of outstanding options, the weighted-average exercise price of outstanding options is $19.0807 and no shares of Grace common stock are available for future issuance (excluding shares to be issued upon exercise of outstanding options). The 2011 Stock Incentive Plan was approved on behalf of Grace stockholders by the Official Committee of Equity Security Holders in the Grace Chapter 11 case and by the U.S. Bankruptcy Court for the District of Delaware on April 8, 2011. Under the 2011 Plan, there are 1,282,862 shares of Grace common stock to be issued upon the exercise of outstanding options, the weighted-average exercise price of outstanding options is $42.1815 and 817,138 shares of Grace common stock are available for future issuance (excluding shares to be issued upon exercise of outstanding options).

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to act as our principal independent accountants for 2011. The following table sets forth the fees that we incurred for the services of PwC for the year ended December 31, 2010 and our estimate of the fees that we incurred for the year ended December 31, 2011:

Fee Description	2011*	2010
Audit Fees	$4,021,100	$4,417,200
Audit-Related Fees	24,800	94,100
Tax Fees	472,800	44,600
All Other Fees	9,000	53,000

Total Fees	$4,527,700	$4,608,900

*
For 2011, amounts are current estimates in respect of services received for which final invoices have not been submitted.

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

        All Other Fees for 2011 consisted of license fees for access to accounting, tax, and financial reporting literature and for 2010 consisted of advice regarding finance productivity initiatives and software license fees.

        The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2011, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

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

Exhibit No.	Exhibit	Location
2.1	Form of Distribution Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Annex B to the Joint Proxy Statement/Prospectus dated February 13, 1998 of Old Grace and Sealed Air Corporation included in Form S-4 (filed 2/13/98)
2.2	Proposed Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated February 27, 2009	Exhibit 2.2 to Form 10-K (filed 3/02/09)
3.1	Restated Certificate of Incorporation of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 4/8/98)

Exhibit No.	Exhibit	Location
3.2	Amended and Restated By-laws of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 2/27/09)
4.1	Amended and Restated Rights Agreement dated as of March 25, 2008 between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent	Exhibit 4.1 to Form 10/A (filed 3/25/08)
4.2	Order of Delaware Bankruptcy Court limiting certain transfers of Grace equity securities	Exhibit 4.2 to Form 10-K (filed 3/02/09)
4.3
	Credit Agreement dated as of May 14, 1998, among W. R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger	Exhibit 4.1 to Form 10-Q (filed 8/14/98)
4.4
	364-Day Credit Agreement, dated as of May 5, 1999, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as book manager	Exhibit 4.1 to Form 10-Q (filed 8/13/99)
4.5
	First Amendment to 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as bank manager	Exhibit 4 to Form 10-Q (filed 8/15/00)
4.6	Receivables Purchase agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH	Exhibit 4.10 to Form 10-K (filed 3/02/07)
10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed 3/13/03)
10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)
10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/14/00)*
10.4	W. R. Grace & Co. 2011 Stock Incentive Plan	Exhibit 10.1 to Form 8-K (filed 4/13/11)*
10.5	Form of Stock Option Agreement	Exhibit 10.1 to Form 8-K (filed 4/13/11)*

Exhibit No.	Exhibit	Location
10.6	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*
10.7	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*
10.8	Long-Term Incentive Program Administrative Practices	Exhibit 10.4 to Form 8-K (filed 5/11/10)*
10.9	Form of 2009-2011 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 8-K (filed 4/28/09)*
10.10	Form of 2010-2012 Long-Term Incentive Program Cash Award	Exhibit 10.3 to Form 8-K (filed 5/11/10)*
10.11	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*
10.12	Severance Pay Plan for Salaried Employees	Exhibit 10.17 to Form 10-K (filed 3/02/07)*
10.13	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision)	Exhibit 10.28 to Form 10-K (filed 4/16/01)*
10.14	Annual Incentive Compensation Program	Exhibit 10.1 to Form 8-K (filed 2/28/11)*
10.15	Form of 2011 Annual Incentive Compensation Program Award Letter	Exhibit 10.1 to Form 8-K (filed 2/28/11)*
10.16	Letter Agreement dated May 27, 2009 between John F. Akers, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 5/29/09)*
10.17	Letter Agreement dated February 28, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (includes enhanced severance provision)	Exhibit 10.1 to Form 8-K (filed 3/07/08)*
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith
18	PricewaterhouseCoopers LLP letter dated February 24, 2012 re change in accounting principle	Filed herewith
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Accountants	Filed herewith
24	Powers of Attorney	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith

Exhibit No.	Exhibit	Location
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**
101.LAB	XBRL Taxonomy Extension Label Linkbase	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**

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

W. R. GRACE & CO.
By:	/s/ ALFRED E. FESTA Alfred E. Festa (Chairman and Chief Executive Officer)
By:	/s/ HUDSON LA FORCE III Hudson La Force III (Senior Vice President and Chief Financial Officer)
By:	/s/ WILLIAM C. DOCKMAN William C. Dockman (Vice President and Controller)

Dated: February 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

Signature		Title
J. F. Akers*	}
H. F. Baldwin*	}
R. C. Cambre*	}
M. A. Fox*	}
J. K. Henry*	}	Directors
C. J. Steffen*	}
M. E. Tomkins*	}
T. A. Vanderslice*	}

/s/ ALFRED E. FESTA (Alfred E. Festa)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ HUDSON LA FORCE III (Hudson La Force III)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM C. DOCKMAN (William C. Dockman)	Vice President and Controller (Principal Accounting Officer)

*
By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ MARK A. SHELNITZ Mark A. Shelnitz (Attorney-in-Fact)

FINANCIAL SUPPLEMENT

W. R. GRACE & CO.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

(This page has been left blank intentionally.)

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

        Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2011. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2011, as stated in their report, which appears on the following page.

        Report On Disclosure Controls And Procedures—As of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. FESTA A. E. Festa Chief Executive Officer	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer
February 24, 2012

 Report of Independent Registered Public Accounting Firm

        To the Shareholders and Board of Directors of W. R. Grace & Co.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows present fairly, in all material respects, the financial position of W.R. Grace & Co. and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2012

Consent of Independent Registered Public Accounting Firm

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-37024 and 333-173785) of W. R. Grace & Co. of our report dated February 24, 2012 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2012

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share amounts)	2011	2010	2009
Net sales	$3,211.9	$2,675.0	$2,825.0
Cost of goods sold	2,053.4	1,729.6	1,900.5

Gross profit	1,158.5	945.4	924.5
Selling, general and administrative expenses	565.2	511.2	574.6
Restructuring expenses and related asset impairments	6.9	11.2	33.4
Loss (gains) on sales of product lines and (gain) related to the sale of interest in an unconsolidated affiliate	0.4	—	(33.9)
Research and development expenses	68.5	60.3	70.1
Defined benefit pension expense	63.4	77.1	85.6
Interest expense and related financing costs	43.3	41.3	38.3
Provision for environmental remediation	17.8	4.5	4.4
Chapter 11 expenses, net of interest income	20.0	17.7	48.0
Equity in earnings of unconsolidated affiliates	(15.2)	(17.8)	(1.7)
Other expense, net	4.7	—	13.0

Total costs and expenses	775.0	705.5	831.8

Income before income taxes	383.5	239.9	92.7
Provision for income taxes	(114.7)	(32.5)	(11.5)

Net income	268.8	207.4	81.2
Less: Net loss (income) attributable to noncontrolling interests	0.6	(0.3)	(10.0)

Net income attributable to W. R. Grace & Co. shareholders	$269.4	$207.1	$71.2

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$3.66	$2.85	$0.99
Weighted average number of basic shares	73.6	72.7	72.2
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$3.57	$2.78	$0.98
Weighted average number of diluted shares	75.5	74.4	72.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2011	2010	2009
Net income	$268.8	$207.4	$81.2

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(46.7)	(14.8)	1.0
Currency translation adjustments	(11.6)	12.2	38.1
Gain (loss) from hedging activities, net of income taxes	(2.1)	(1.0)	7.5
Unrealized loss on investment	—	—	(0.8)

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(60.4)	(3.6)	45.8
Total other comprehensive income (loss) attributable to noncontrolling interests	1.8	(2.1)	1.6

Total other comprehensive income (loss)	(58.6)	(5.7)	47.4

Comprehensive income	$210.2	$201.7	$128.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$268.8	$207.4	$81.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	120.0	115.6	113.0
Equity in earnings of unconsolidated affiliate	(15.2)	(17.8)	(1.7)
Dividend received from unconsolidated affiliate	10.9	0.5	—
Chapter 11 expenses, net of interest income	20.0	17.7	48.0
Chapter 11 expenses paid	(20.6)	(28.6)	(54.2)
Provision for income taxes	114.7	32.5	11.5
Income taxes (paid), net of refunds	(44.7)	(13.8)	28.2
Interest accrued on pre-petition liabilities subject to compromise	39.0	37.5	36.2
Loss (gains) on sales of product lines and (gain) related to the sale of interest in an unconsolidated affiliate	0.4	—	(33.9)
Restructuring expenses and related asset impairments	6.9	11.2	33.4
Payments for restructuring expenses	(7.2)	(13.9)	(17.5)
Defined benefit pension expense	63.4	77.1	85.6
Payments under defined benefit pension arrangements	(265.1)	(63.3)	(61.4)
Provision for environmental remediation	17.8	4.5	4.4
Expenditures for environmental remediation	(11.8)	(8.0)	(7.7)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(80.6)	(15.8)	96.8
Inventories	(66.9)	(37.1)	84.8
Accounts payable	50.2	37.3	(32.1)
All other items, net	17.0	(15.3)	18.8

Net cash provided by operating activities	217.0	327.7	433.4

INVESTING ACTIVITIES
Capital expenditures	(141.6)	(112.9)	(93.8)
Transfer to restricted cash and cash equivalents	(38.8)	(97.8)	—
Businesses acquired, net of cash acquired	(55.8)	(34.7)	—
Proceeds from sales of product lines and the interest in an unconsolidated affiliate	10.0	—	40.6
Cash impact from deconsolidation of business	—	—	(17.5)
Proceeds from sales of investment securities and debt securities	—	—	22.5
Proceeds from termination of life insurance policies, net of investing activities	—	—	68.2
Other investing activities	7.7	0.5	6.1

Net cash provided by (used for) investing activities	(218.5)	(244.9)	26.1

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated affiliates	—	—	(40.4)
Net (repayments) borrowings under credit arrangements	21.6	28.9	(0.4)
Proceeds from exercise of stock options	12.1	10.4	1.4
Other financing activities	6.0	2.2	(1.9)

Net cash provided by (used for) financing activities	39.7	41.5	(41.3)

Effect of currency exchange rate changes on cash and cash equivalents	(5.6)	(1.6)	14.7

Increase in cash and cash equivalents	32.6	122.7	432.9
Cash and cash equivalents, beginning of period	1,015.7	893.0	460.1

Cash and cash equivalents, end of period	$1,048.3	$1,015.7	$893.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,048.3	$1,015.7
Restricted cash and cash equivalents	136.5	97.8
Trade accounts receivable, less allowance of $8.1 (2010—$7.0)	461.8	380.8
Accounts receivable—unconsolidated affiliate	11.2	5.3
Inventories	329.1	259.3
Deferred income taxes	66.5	54.7
Other current assets	95.7	90.6

Total Current Assets	2,149.1	1,904.2
Properties and equipment, net of accumulated depreciation and amortization of $1,722.7 (2010—$1,675.2)	723.5	702.5
Goodwill	148.2	125.5
Deferred income taxes	759.4	845.0
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	37.1	35.6
Investments in unconsolidated affiliate	70.8	56.4
Other assets	108.6	102.5

Total Assets	$4,496.7	$4,271.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$57.9	$37.0
Debt payable—unconsolidated affiliate	3.4	2.3
Accounts payable	257.1	207.1
Accounts payable—unconsolidated affiliate	0.5	8.5
Other current liabilities	316.7	278.0

Total Current Liabilities	635.6	532.9
Debt payable after one year	3.3	2.9
Debt payable—unconsolidated affiliate	18.3	12.6
Deferred income taxes	19.8	34.6
Underfunded and unfunded defined benefit pension plans	407.4	539.8
Other liabilities	49.1	43.6

Total Liabilities Not Subject to Compromise	1,133.5	1,166.4
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	941.8	911.4
Income tax contingencies	69.3	93.8
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	149.9	144.0
Postretirement benefits	185.2	181.1
Other liabilities and accrued interest	149.5	143.8

Total Liabilities Subject to Compromise	3,195.7	3,174.1

Total Liabilities	4,329.2	4,340.5

Commitments and Contingencies—Note 13
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2011—73,886,050 (2010—73,120,357)	0.7	0.7
Paid-in capital	472.9	455.9
Retained earnings (Accumulated deficit)	301.1	31.7
Treasury stock, at cost: shares: 2011—3,093,710; (2010—3,859,403)	(36.8)	(45.9)
Accumulated other comprehensive loss	(578.5)	(518.1)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	159.4	(75.7)
Noncontrolling interests	8.1	6.9

Total Equity (Deficit)	167.5	(68.8)

Total Liabilities and Equity (Deficit)	$4,496.7	$4,271.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$73.1	$(353.8)

Net income	—	71.2	—	—	10.0	81.2
Stock plan activity	9.2	—	1.5	—	—	10.7
Other comprehensive income	—	—	—	45.8	1.6	47.4
Dividends paid	—	—	—	—	(40.4)	(40.4)
Deconsolidation of business	—	—	—	—	(35.6)	(35.6)

Balance, December 31, 2009	446.6	(175.4)	(55.9)	(514.5)	8.7	(290.5)

Net income	—	207.1	—	—	0.3	207.4
Stock plan activity	10.0	—	10.0	—	—	20.0
Other comprehensive loss	—	—	—	(3.6)	(2.1)	(5.7)

Balance, December 31, 2010	456.6	31.7	(45.9)	(518.1)	6.9	(68.8)

Net income (loss)	—	269.4	—	—	(0.6)	268.8
Stock plan activity	17.0	—	9.1	—	—	26.1
Other comprehensive income (loss)	—	—	—	(60.4)	1.8	(58.6)

Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5

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

        Operating Segments    Grace reports financial results of each of its operating segments that engage in business activities that generate revenues and expenses, and whose operating results are regularly reviewed by Grace's Chief Executive Officer. Grace reports two operating segments: Grace

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

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

        Reclassifications    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

        Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters and litigation (see Notes 2 and 3), income taxes (see Note 10), and environmental remediation (see Note 13);

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

        Revenue Recognition    Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; persuasive evidence of a sales arrangement exists; and collectability is reasonably assured. Risk of loss and title transfers to customers are based on individual contractual terms which generally specify the point of shipment. Terms of delivery are generally included in customer contracts of sale, order confirmation documents and invoices.

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

        Other intangible assets with finite lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 20 years.

        Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment charge was required in 2010; however, there were impairment charges related to certain restructuring activities in 2011 and 2009 (see Note 14).

        Goodwill    Goodwill arises from certain business combinations. Grace reviews its goodwill for impairment on an annual basis at October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of ASC 350 "Intangibles—Goodwill and Other", Grace has identified its reporting units as the product groups at one level below its operating segments. Grace has evaluated its goodwill annually with no impairment charge required in any of the periods presented.

        In 2011, the Company changed the date of its annual goodwill impairment test from November 30th to October 31st. The change in evaluation date did not affect the carrying value of the goodwill being tested, nor did it result in any change to previously reported results. This change

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

is considered preferable as it better aligns the timing of the annual goodwill impairment test with the Company's annual planning and budgeting process.

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

        Grace records a liability for income tax contingencies when it is more likely than not that a tax position it has taken will not be sustained upon audit. Grace evaluates such likelihood based on relevant facts and tax law. Grace adjusts its recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Grace's ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which it operates, outcomes of tax litigation, and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction senior management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. Grace researches and evaluates its income tax positions, including why it believes they are compliant with income tax regulations, and these positions are documented internally.

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

        Financial Instruments    Grace uses commodity forward, swap and/or option contracts and currency forward and/or option contracts to manage exposure to fluctuations in commodity prices and currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities at their fair value. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments closely offset changes in the fair values of the hedged items in other income (expense) in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges, if the derivative instruments qualify for hedge accounting pursuant to ASC 815, the effective portion of any hedge is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

hedges, and changes in the fair values of derivative instruments that are not designated as hedges, are recorded in current period earnings. Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.

        Effect of New Accounting Standards—In January 2010, the FASB issued Accounting Standard Update ("ASU") 2010-06 "Improving Disclosures about Fair Value Measurements". This update provides additional guidance and expands the disclosure requirements related to transfers of assets in and out of Levels 1 and 2 as well as the activity for Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Grace has adopted the new disclosures requirements and they did not have a material effect on its Consolidated Financial Statements. See Note 9 for further discussion of financial assets and liabilities subject to ASC 820 "Fair Value Measurements and Disclosures".

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

        In June 2011, the FASB issued ASU 2011-05 "Presentation of Comprehensive Income". This update is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". This update defers certain paragraphs of ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. The deferral is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. Grace will continue to report its Consolidated Statement of Other Comprehensive Income as a separate financial statement; however, it will be moved to immediately follow the Consolidated Statement of Operations to comply with the updates that have not been deferred. Grace will adopt the deferred updates to this standard when they become

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

applicable and does not expect them to have a material effect on the Consolidated Financial Statements.

        In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment". This update is intended to simplify how entities test goodwill for impairment, by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The new requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this standard for the fourth quarter of 2011 and it did not have a material effect on the Consolidated Financial Statements.

        In December 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities". This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. Grace will adopt this standard for 2013 and does not expect it to have a material effect on the Consolidated Financial Statements.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos related claims and all other pre-petition claims as outlined therein (as amended to date, the "Joint Plan"). The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan. On January 31, 2012, the United States District Court for the District of Delaware (the "District Court") issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. In order for the Joint Plan to become effective, all conditions to the effective date set forth in the Joint Plan must be satisfied or waived. Appeals may be filed challenging the District Court order confirming the Joint Plan. The resolution of any such appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Plans of Reorganization    Prior to 2008, competing plans of reorganization were filed by Grace and jointly by the PI Committee and the PI FCR. Grace filed its first proposed plan with the Bankruptcy Court in November 2004 and amended it in January 2005 (the "Prior Plan"). However, in April 2008, the Debtors reached an agreement in principle with the PI Committee, the PI FCR, and the Equity Committee designed to resolve all present and future asbestos-related personal injury claims (the "PI Settlement"). A trial for estimating liability for such claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        As contemplated by the PI Settlement, in September 2008, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, filed the Joint Plan to reflect the terms of the PI Settlement. The Joint Plan supersedes all previously filed plans.

        In November 2008, the Debtors reached an agreement in principle (the "ZAI PD Term Sheet") with the Putative Class Counsel to the U.S. ZAI claimants, the PD FCR, and the Equity Committee designed to resolve all present and future U.S. ZAI property damage claims and demands.

        In January 2011, the Company, Grace Canada, Inc. and legal representatives of Canadian ZAI property damage claimants became parties to an agreement that would settle all Canadian ZAI property damage claims and demands (the "Canadian ZAI Settlement"). Under that agreement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund of CDN$8.6 million. The Canadian ZAI Settlement is subject to the effectiveness of the Joint Plan.

        The Joint Plan is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. Under the Joint Plan, two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos-related personal injury claims would be channeled for resolution to one asbestos trust (the "PI Trust") and all asbestos-related property damage claims, including U.S. and Canadian ZAI property damage claims, would be channeled to a separate asbestos trust (the "PD Trust"). Amendments and technical modifications to the Joint Plan and several associated documents were filed by the Debtors and co-proponents on nine occasions from December 2008 through December 2010 to, among other things, reflect the agreements described above.

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

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the District Court. All classes of creditors entitled

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

to vote accepted the Joint Plan in May 2009. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. Objections to the Joint Plan generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan and overruling all objections. On January 31, 2012, the District Court issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. In order for the Joint Plan to become effective, all conditions for effectiveness set forth in the Joint Plan must be satisfied or waived.

        On January 31, 2012, Grace reached agreements in principle among itself, co-proponents of the Joint Plan, BNSF railroad, several insurance companies and the representatives of Libby, Montana, asbestos personal injury claimants to settle certain objections to the Joint Plan. The agreements in principle are subject to the execution of definitive agreements and approval by the Bankruptcy Court. Pursuant to the agreements in principle, the objections to the Joint Plan by the Libby claimants and BNSF would be settled, and those parties would forego any further appeals to the Joint Plan.

        Among the items covered in the agreements in principle is a requirement for Grace to transfer responsibility for the current Grace-operated Libby Medical Program (which to date has been voluntary) to a locally administered trust, and to fund the trust with a one-time payment of $19.5 million. Payments to Libby claimants under the Joint Plan are not affected by the Grace-Libby agreement.

        Appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. Any such appeals may take a significant period of time to resolve and, while they are pending, certain conditions to the effectiveness of the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement and the availability of the third-party funding that Grace requires to fund the Joint Plan, might not be satisfied. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective, which could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

        The Joint Plan is designed to address all pending and future asbestos-related claims and demands and all other pre-petition claims as outlined respectively therein. However, appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective. In that instance, and if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under a different plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock would be significantly affected by the amount of Debtors' asbestos-related liability established under a different plan of reorganization.

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

        The PD account would be funded with:

  •
  Approximately $152 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses, to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and CDN$8.6 million in cash to be paid by Grace pursuant to the Canadian ZAI Settlement.

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their court filings in April 2011 they asserted, was approximately an additional $140 million and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court and the District Court have overruled this assertion and

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

the general unsecured creditors that hold pre-petition bank debt have appealed these rulings to the appellate court. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims would be reinstated.

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

        Claims Filings    The Bankruptcy Court established a claims bar date of March 31, 2003, for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The March 31, 2003 claims bar date did not apply to PI Claims or claims related to ZAI PD Claims.

        Approximately 14,900 proofs of claim were filed by the March 31, 2003, claims bar date. Of these claims, approximately 9,500 were non-asbestos related, approximately 4,400 were PD Claims, and approximately 1,000 were for medical monitoring. Under the Joint Plan, the medical monitoring claims would be channeled to the PI Trust for resolution. In addition, approximately 800 proofs of claim were filed after the claims bar date.

        Approximately 6,685 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of December 31, 2011, approximately 255 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos, non-employee related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related personal injury. As of December 31, 2011, of the approximately 3,300 of these claims filed, approximately 170 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of December 31, 2011, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        On November 21, 2011, the Bankruptcy Court entered a modified order authorizing but not directing the Debtors to merge certain non-operating debtor subsidiaries into W. R. Grace & Co.-Conn. (the "Merger Order"). The Debtors are in the process of completing these mergers. The Merger Order provides in relevant part that, when the Debtors have completed the contemplated mergers, up to approximately 52 of the remaining 170 non-asbestos Claims will be expunged.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of December 31, 2011 an additional 1,310 U.S. ZAI PD Claims were filed. Under the Canadian ZAI Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by December 31, 2009. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

        Grace is continuing to analyze and review unresolved claims in relation to the Joint Plan. Grace believes that its recorded liabilities for claims subject to the March 31, 2003 claims bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The PD Claims are considered as part of Grace's overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Prior Plan, as described in Note 3.

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2011, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at December 31, 2011, was $1,256.0 million comprised of $115.0 million in cash from Fresenius and $1,141.0 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

        Components of liabilities subject to compromise are as follows:

	December 31, 2011	December 31, 2010	Filing Date (Unaudited)
	(In millions)
Asbestos-related contingencies	$1,700.0	$1,700.0	$1,002.8
Pre-petition bank debt plus accrued interest	907.3	878.5	511.5
Environmental contingencies	149.9	144.0	164.8
Unfunded special pension arrangements	129.0	119.5	70.8
Income tax contingencies	69.3	93.8	242.1
Postretirement benefits other than pension	64.6	70.2	185.4
Drawn letters of credit plus accrued interest	34.5	32.9	—
Accounts payable	31.3	31.1	43.0
Retained obligations of divested businesses	28.4	28.6	43.5
Other accrued liabilities	89.8	84.1	102.1
Reclassification to current liabilities(1)	(8.4)	(8.6)	—

Total Liabilities Subject to Compromise	$3,195.7	$3,174.1	$2,366.0

(1)
As of December 31, 2011 and 2010, approximately $8.4 million and $8.6 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2011.

Cumulative Since Filing
(In millions) (Unaudited)
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability (see Note 13)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(358.9)
Expense/(income) items:
Interest on pre-petition liabilities	509.5
Employee-related accruals	112.7
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	352.3
Provision for income tax contingencies	(99.8)
Balance sheet reclassifications	(34.1)

Balance, end of period	$3,195.7

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the twelve months ended December 31, 2011 and 2010 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their court filings in April 2011, they asserted was approximately $140 million greater than the interest currently accrued and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court and the District Court have overruled this assertion and the general unsecured creditors that hold pre-petition bank debt have appealed these rulings to the appellate court.

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

Chapter 11 Expenses

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Legal and financial advisory fees	$20.6	$18.2	$49.1
Interest (income) expense	(0.6)	(0.5)	(1.1)

Chapter 11 expenses, net of interest income	$20.0	$17.7	$48.0

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In millions) (Unaudited)
Net sales, including intercompany	$1,479.4	$1,211.4	$1,383.1

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	889.9	741.4	958.3
Selling, general and administrative expenses	267.5	244.8	293.8
Defined benefit pension expense	43.6	57.3	69.4
Depreciation and amortization	68.3	66.9	55.9
Chapter 11 expenses, net of interest income	20.0	17.7	48.0
Research and development expenses	39.7	34.8	36.1
Loss (gains) on sales of product lines and (gain) related to the sale of interest in an unconsolidated affiliate	0.3	—	(27.0)
Interest expense and related financing costs	40.0	39.7	37.3
Restructuring expenses	0.6	3.5	12.0
Provision for environmental remediation	17.7	3.5	4.4
Other income, net	(93.6)	(90.7)	(72.2)

	1,294.0	1,118.9	1,416.0

Income (loss) before income taxes and equity in net income of non-filing entities	185.4	92.5	(32.9)
Benefit from (provision for) income taxes	(70.8)	(38.0)	17.1

Income (loss) before equity in net income of non-filing entities	114.6	54.5	(15.8)
Equity in net income of non-filing entities	154.8	152.6	87.0

Net income attributable to W. R. Grace & Co. shareholders	$269.4	$207.1	$71.2

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In millions) (Unaudited)
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$269.4	$207.1	$71.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	68.3	66.9	55.9
Equity in net income of non-filing entities	(154.8)	(152.6)	(87.0)
(Benefit from) provision for income taxes	70.8	38.0	(17.1)
Income taxes (paid), net of refunds	(13.2)	12.9	35.6
Defined benefit pension expense	43.6	57.3	69.4
Payments under defined benefit pension arrangements	(251.4)	(51.4)	(43.1)
Repatriation of cash from foreign entities	30.3	116.8	170.6
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(26.2)	(24.7)	40.4
Inventories	(56.2)	(17.3)	35.6
Accounts payable	39.0	13.9	(16.2)
All other items, net	18.9	(52.9)	6.0

Net cash provided by operating activities	38.5	214.0	321.3

Investing Activities
Capital expenditures	(79.2)	(54.4)	(51.6)
Transfer to restricted cash and cash equivalents	(8.4)	(74.5)	—
Other	10.0	(25.3)	198.2

Net cash provided by (used for) investing activities	(77.6)	(154.2)	146.6

Net cash provided by (used for) financing activities	40.5	41.9	(0.5)

Net increase in cash and cash equivalents	1.4	101.7	467.4
Cash and cash equivalents, beginning of period	787.2	685.5	218.1

Cash and cash equivalents, end of period	$788.6	$787.2	$685.5

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

	December 31,
	2011	2010
	(In millions) (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$788.6	$787.2
Restricted cash and cash equivalents	82.9	74.5
Trade accounts receivable, net	125.5	99.3
Accounts receivable—unconsolidated affiliate	10.2	4.4
Receivables from non-filing entities, net	143.1	106.8
Inventories	160.0	103.8
Other current assets	67.3	56.4

Total Current Assets	1,377.6	1,232.4
Properties and equipment, net	418.8	407.2
Deferred income taxes	752.7	806.2
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	362.3	359.4
Investment in non-filing entities	333.6	254.3
Overfunded defined benefit pension plans	—	0.3
Investment in unconsolidated affiliate	70.8	56.4
Other assets	63.7	83.5

Total Assets	$3,879.5	$3,699.7

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $3.5 due to unconsolidated affiliate) (2010—$6.3)	$250.7	$183.5
Underfunded defined benefit pension plans	215.5	367.7
Other liabilities (including $18.3 due to unconsolidated affiliate) (2010—$12.6)	58.1	50.0

Total Liabilities Not Subject to Compromise	524.3	601.2
Liabilities Subject to Compromise	3,195.7	3,174.1

Total Liabilities	3,720.0	3,775.3
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	159.4	(75.7)
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	159.5	(75.6)

Total Liabilities and Equity (Deficit)	$3,879.5	$3,699.7

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

3. Asbestos-Related Litigation

        Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for personal injury. Due to the Filing, holders of asbestos- related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Grace's obligations with respect to present and future asbestos claims will be determined through the Chapter 11 process.

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

        Out of 380 asbestos property damage cases (which involved thousands of buildings) filed prior to the Filing Date, 16 remain unresolved. Eight cases relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also are alleged to involve ZAI).

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The March 31, 2003 claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of December 31, 2011, approximately 430 PD Claims subject to the March 31, 2003 claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.6 million.

        Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, 10 lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, all these cases have been stayed.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of December 31, 2011 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 13,100 Canadian ZAI PD Claims were filed by December 31, 2009.

        As described in Note 2, in November 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at December 31, 2011, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and December 31, 2011 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of December 31, 2011 and December 31, 2010, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of pre-petition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis.

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. In the event that the Joint Plan becomes effective, the Company will adjust its asbestos-related liabilities to reflect the terms of the Joint Plan which will result in a gain or a loss. Any such adjustment will ultimately be determined on the effective date of the Joint Plan and will be primarily impacted by the valuations of the warrant and the deferred payment obligations.

  •
  The warrant to acquire 10 million shares of the Company's common stock for $17 per share will be valued on the effective date of the Joint Plan using a Black-Scholes valuation model. Inputs to this model include the risk free interest rate, the volatility of equity value and the per share price of company stock. The Company estimates that the warrant would have been valued at approximately $272 million and $160 million at December 31, 2011 and 2010, respectively.

  •
  The deferred payment obligation of $110 million per year for five years beginning January 2, 2019 and of $100 million per year for ten years beginning January 2, 2024 will be recorded at fair value on the effective date of the Joint Plan. The value of these payment obligations is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments, (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock; and (v) the subordination provisions of the deferred payment agreement. The Company estimates that the deferred payment obligations would have been valued at approximately $365 million and $379 million at December 31, 2011 and 2010, respectively.

        Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        Appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective. In that case, if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

        Excluding settlement agreements that are dependent upon the effectiveness of the Joint Plan, Grace has no agreements in place with insurers with respect to approximately $483.0 million of excess coverage. Such policies are at layers of coverage that have not yet been triggered. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage will be available on terms that are substantially similar to the existing settlement agreements described above.

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

        As of December 31, 2011, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
	(In millions)
Raw materials	$63.1	$60.8
In process	48.7	30.9
Finished products	185.9	136.2
Other	31.4	31.4

	$329.1	$259.3

5. Properties and Equipment

	December 31,
	2011	2010
	(In millions)
Land	$18.1	$19.1
Buildings	474.5	476.8
Information technology and equipment	156.3	143.4
Machinery, equipment and other	1,691.0	1,659.1
Projects under construction	106.3	79.3

Properties and equipment, gross	2,446.2	2,377.7
Accumulated depreciation and amortization	(1,722.7)	(1,675.2)

Properties and equipment, net	$723.5	$702.5

        Capitalized interest costs amounted to $0.1 million in 2011 and $0.3 million in 2010 and $0.5 million in 2009. Depreciation and lease amortization expense relating to properties and equipment amounted to $110.0 million in 2011, $107.1 million in 2010, and $103.0 million in 2009. Grace's rental expense for operating leases amounted to $20.5 million in 2011, $20.6 million in 2010, and $20.2 million in 2009.

Notes to Consolidated Financial Statements (Continued)

5. Properties and Equipment (Continued)

        At December 31, 2011, minimum future non-cancelable payments for operating leases are:

Minimum Future Payments Under Operating Leases

(In millions)
2012	$20.6
2013	14.2
2014	9.5
2015	6.6
2016	5.0
Thereafter	5.5

$61.4

        The above minimum non-cancelable lease payments are net of anticipated sublease income of $0.6 million in 2012, $0.6 million in 2013, $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016 and $0.0 million thereafter.

6. Goodwill and Other Intangible Assets

        The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2011 are as follows:

	Grace Davison	Grace Construction Products	Total Grace
	(In millions)
Balance as of December 31, 2010	$54.6	$70.9	$125.5
Goodwill acquired during the year	—	25.9	25.9
Foreign currency translation / other adjustments	(0.4)	(2.8)	(3.2)

Balance as of December 31, 2011	$54.2	$94.0	$148.2

        Grace's net book value of other intangible assets at December 31, 2011 and 2010 was $70.6 million and $56.3 million, respectively, detailed as follows:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Customer lists	$66.7	$32.8
Technology	49.1	28.6
Trademarks	24.2	10.9
Other	6.7	3.8

Total	$146.7	$76.1

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Customer lists	$53.0	$27.3
Technology	45.0	24.0
Trademarks	20.9	9.1
Other	6.5	8.7

Total	$125.4	$69.1

        Total indefinite-lived trademarks, included above, at December 31, 2011 and 2010 were $4.7 million and $0.7 million, respectively.

        At December 31, 2011, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expenses

(In millions)
2012	$10.8
2013	10.7
2014	10.5
2015	7.6
2016	3.7
Thereafter	22.6

Total estimated amortization expenses	$65.9

7. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with insurance benefits in force of $20.0 million and $19.6 million as of December 31, 2011 and 2010, respectively. These policies had net cash surrender values of $5.3 million and $5.0 million at December 31, 2011 and 2010, respectively. Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

        In 2009, Grace received approximately $68.2 million of proceeds from terminations of life insurance policies, net of investing activities.

Notes to Consolidated Financial Statements (Continued)

8. Debt

Components of Debt

	2011	2010
	(In millions)
Debt payable within one year(1)	$57.9	$37.0

Debt payable after one year	$3.3	$2.9

Debt Subject to Compromise(2)
Bank borrowings(3)	$500.0	$500.0
Accrued interest on bank borrowings	407.3	378.5
Drawn letters of credit(4)	26.3	26.1
Accrued interest on drawn letters of credit	8.2	6.8

	$941.8	$911.4

Full-year weighted average interest rates on total debt	3.5%	3.4%

Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies.

(1)
Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries. At December 31, 2011, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $57.9 million.

(2)
At December 31, 2011, the carrying value of Grace's bank debt subject to compromise plus interest was $941.8 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 8 for a discussion of the fair value of Grace's debt. At December 31, 2011, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Derivatives

        From time to time, Grace enters into commodity derivatives such as fixed-rate swaps with financial institutions to mitigate the risk of volatility of prices of natural gas or other commodities. Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future purchases, purchases its commodity from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby "swapping" a variable rate for a fixed rate.

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2011, the contract volume, or notional amount, of the commodity contracts was 3.1 million MMBtu (million British thermal units) with a total contract value of $13.1 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until December 2012. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2011, the contract volume, or notional amount, of the commodity contracts was 3.3 million pounds with a total contract value of $3.6 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of December 31, 2011, the total notional amount related to the remaining outstanding currency forward contracts was €245.6 million. These derivatives are not designated as hedging instruments under ASC 815.

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Currency derivatives	$20.4	$—	$20.4	$—
Commodity derivatives	—	—	—	—

Total Assets	$20.4	$—	$20.4	$—

Liabilities
Currency derivatives	$0.5	$—	$0.5	$—
Commodity derivatives	3.8	—	3.8	—

Total Liabilities	$4.3	$—	$4.3	$—

	Fair Value Measurements at December 31, 2010 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Currency derivatives	$16.9	$—	$16.9	$—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$17.2	$—	$17.2	$—

Liabilities
Currency derivatives	$0.7	$—	$0.7	$—
Commodity derivatives	0.9	—	0.9	—

Total Liabilities	$1.6	$—	$1.6	$—

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2011 and 2010:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$3.8
Currency contracts	Other current assets	—	Other current liabilities	0.4
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	13.1	Other current liabilities	0.1
Currency contracts	Other assets	7.3	Other liabilities	—

Total derivatives		$20.4		$4.3

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.3	Other current liabilities	$0.9
Currency contracts	Other current assets	0.1	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	5.5	Other current liabilities	0.7
Currency contracts	Other assets	11.3	Other liabilities	—

Total derivatives		$17.2		$1.6

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

losses initially recognized in other comprehensive income (loss) ("OCI") for years ended December 31, 2011 and 2010:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2011	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In millions)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.2)	Cost of goods sold	$0.1
Commodity contracts	(5.7)	Cost of goods sold	(2.8)

Total derivatives	$(5.9)		$(2.7)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$9.0

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2010	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In millions)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$0.1
Commodity contracts	(5.5)	Cost of goods sold	(4.2)

Total derivatives	$(5.5)		$(4.1)

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$25.3

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2009	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In millions)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$0.1
Commodity contracts	(9.0)	Cost of goods sold	(20.4)

Total derivatives	$(8.9)		$(20.3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(16.6)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at December 31, 2011 and 2010.

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

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

Provision for Income Taxes

        The components of income from consolidated operations before income taxes and the related provision for income taxes for 2011, 2010, and 2009 are as follows:

Income Taxes—Consolidated Operations

	2011	2010	2009
	(In millions)
Income before income taxes:
Domestic	$175.7	$91.8	$(33.9)
Foreign	207.8	148.1	126.6

Total	$383.5	$239.9	$92.7

Provision for income taxes:
Federal—current	$16.7	$36.8	$40.4
Federal—deferred	(73.1)	(29.2)	(15.7)
State and local—current	(2.3)	(1.5)	(0.6)
Foreign—current	(52.5)	(37.7)	(30.7)
Foreign—deferred	(3.5)	(0.9)	(4.9)

Total	$(114.7)	$(32.5)	$(11.5)

        The preceding table does not reflect $30.1 million, $118.5 million, and $173.0 million of domestic income resulting from repatriated earnings in 2011, 2010, and 2009, respectively.

        The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:

Income Tax Provision Analysis

	2011	2010	2009
	(In millions)
Tax provision at U.S. federal income tax rate	$(134.2)	$(84.0)	$(32.4)
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(4.7)	(2.0)	(5.5)
Chapter 11 expenses (non-deductible portion)	(1.7)	4.4	(5.9)
State and local income taxes, net of federal income tax benefit	(1.5)	(1.0)	(0.7)
Effect of tax rates in foreign jurisdictions	17.6	13.8	13.7
Provision for U.S. taxes on repatriated foreign earnings	(1.1)	(5.6)	(2.1)
Adjustments to uncertain tax positions and other discrete items	9.3	41.4	20.4
Other items, net	1.6	0.5	1.0

Provision for income taxes	$(114.7)	$(32.5)	$(11.5)

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Deferred Tax Assets and Liabilities

        At December 31, 2011 and 2010, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis

	2011	2010
	(In millions)
Deferred tax assets:
Liability for asbestos-related litigation	$595.0	$595.0
Federal tax credit carryforwards	13.9	22.3
Foreign net operating loss carryforwards	28.9	44.5
Deferred state taxes	100.0	103.0
Liability for environmental remediation	52.7	50.6
Other postretirement benefits	23.2	26.4
Pension liabilities	129.4	165.4
Reserves and allowances	60.1	42.0
Research and development	33.9	32.0
Accrued interest on pre-petition debt	110.9	101.3
Other	16.3	8.6

Total deferred tax assets	$1,164.3	$1,191.1

Deferred tax liabilities:
Asbestos-related insurance receivable	$(175.0)	$(175.0)
Pension assets	(16.5)	(20.1)
Properties and equipment	(35.7)	(22.9)
Other	(30.5)	(12.5)

Total deferred tax liabilities	$(257.7)	$(230.5)

Valuation allowance:
Deferred state taxes	$(100.0)	$(103.0)
Foreign net operating loss carryforwards	(0.8)	(1.6)

Total valuation allowance	(100.8)	(104.6)

Net deferred tax assets	$805.8	$856.0

        Grace records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Grace has considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which it operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. As of December 31, 2011, Grace has recorded net deferred tax assets before valuation allowances of approximately $906.6 million and a valuation allowance on net deferred tax assets of $100.8 million, of which $100.0 million is related to U.S. state deferred tax assets and $0.8 million to foreign net operating losses. The net deferred tax assets were approximately $805.8 million. If Grace were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if Grace were to make

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. The decrease in the valuation allowance of $3.8 million from December 31, 2010 to 2011 primarily represents a reduction in the valuation allowance related to the utilization and expiration of state net operating losses.

        The U.S. federal tax credit carryforwards at December 31, 2011 of $13.9 million consist of $0.8 million of foreign tax credit carryforwards with expiration dates through 2020; $3.8 million of general business credit carryforwards with expiration dates through 2031; and $9.3 million of alternative minimum tax credit ("AMTC") carryforwards with no expiration dates.

        Grace has not recorded "windfall tax benefits" of $25.4 million associated with stock option compensation that remained unrealized at the end of 2011.

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

Unrepatriated Foreign Earnings

        Grace has not provided for U.S. federal, state and foreign deferred income taxes on approximately $856.9 million of undistributed earnings of foreign subsidiaries, the determination of which is not practicable. Grace expects that these earnings will be permanently reinvested by such subsidiaries. Since filing for bankruptcy under Chapter 11, Grace's intentions have been to prevent the outside basis differences in foreign subsidiaries from reversing with a tax consequence, except to the extent necessary to partially fund emergence from bankruptcy. Since 2001, Grace has repatriated cash and promissory notes from foreign subsidiaries to support its Chapter 11 funding requirements. Grace repatriated $30.1 million, $118.5 million, and $173.0 million of cash from its

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

non-U.S. subsidiaries in 2011, 2010, and 2009, respectively, incurring an insignificant amount of U.S. income tax expense.

Uncertain Tax Positions

        The amount of unrecognized tax benefits at December 31, 2011 was $69.3 million ($62.4 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2010 was $93.8 million ($79.2 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2009 was $146.7 million ($98.4 million excluding interest and penalties). A reconciliation of the unrecognized tax benefits, excluding interest and penalties, for the three years ended December 31, 2011 follows:

Rollforward of Uncertain Tax Positions

Unrecognized Tax Benefits
(In millions)
Balance as of January 1, 2009	$134.6
Additions for current year tax positions	4.5
Additions for prior year tax positions	4.9
Reductions for prior year tax positions	(8.5)
Settlements	(36.1)
Reductions for expirations of statute of limitations	(1.0)

Balance as of December 31, 2009	98.4
Additions for current year tax positions	0.7
Additions for prior year tax positions	5.1
Reductions for prior year tax positions(1)(2)	(18.0)
Settlements(2)	(6.3)
Reductions for expirations of statute of limitations	(0.7)

Balance as of December 31, 2010	79.2
Additions for current year tax positions	0.6
Additions for prior year tax positions	0.5
Reductions for prior year tax positions and reclassifications(3)(4)	(17.8)
Reductions for expirations of statute of limitations	(0.1)

Balance as of December 31, 2011	$62.4

(1)
On February 18, 2010, the Joint Committee on Taxation of the U.S. Congress (JCT) approved the settlement relating to the carryback of remaining NOLs from 1998 to the tax years 1990 through 1996, which resulted in a refund. Grace recorded a tax benefit in the amount of $16.9 million in March 2010. The recorded tax benefit included Grace's estimate of interest payable to Grace. On April 28, 2010, Grace received a preliminary tax and interest calculation from the Internal Revenue Service (IRS) that was approximately $4.7 million less interest than Grace included in the recorded tax benefit because it did not include the benefit of interest netting. In 2010, Grace filed a claim for refund in order to take advantage of interest netting. In July 2011, Grace received interest refunds in the amount of $7.5 million from the IRS and recorded the benefit of the additional IRS interest of $2.8 million ($1.8 million net of tax).

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

(2)
On December 3, 2010, Grace and the Commissioner of the Department of Revenue for the Commonwealth of Massachusetts entered into a settlement agreement resolving all claims for pre-petition taxes and interest for the taxable years 1990 through the petition date. As an inducement to settlement, the Commonwealth waived the right to post-petition interest in exchange for immediate payment and settlement. Based upon the Commonwealth of Massachusetts' agreement to settle, Grace filed a motion with the Bankruptcy Court on December 6, 2010 to release funds for settlement. On January 6, 2011, the U.S. Bankruptcy Court approved the settlement and on January 24, 2011 Grace made payment of $15.0 million to the Commonwealth of Massachusetts. The total amount of state taxes and accrued interest settled on these claims was $9.7 million ($6.3 million net of the federal income tax benefit) and $5.4 million ($3.5 million net of the federal income tax benefit), respectively. As a result of the settlement, Grace recorded an income tax benefit of $10.0 million in 2010.

(3)
On November 3, 2011, Grace received notice from the Canadian Revenue Agency that they had completed a review of Grace's Canadian transfer pricing for the years 2002, 2003 and 2004. As a result, Grace reversed approximately $10.6 million of uncertain tax positions because they were effectively settled pursuant to ASC 740-10-25. A tax matter is effectively settled through examination when the taxing authority has completed an examination; the entity does not intend to appeal or litigate any aspect of a particular tax position for completed examination; and based on a tax authority's widely understood policy, the entity considers it remote that the taxing authority would subsequently examine or reexamine any of the positions once the examination process is completed.

(4)
In 2011, $6.7 million of uncertain tax positions representing pre-petition federal and state settlements were reclassified to income taxes payable.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions as of December 31, 2011, 2010 and 2009 was $6.9 million, $14.6 million and $48.3 million, respectively, net of applicable federal income tax benefits.

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007-2009	2010
United States—State	1997-2009	2010
Germany	2006-2008	2009-2010
United Kingdom	None	2006-2010
Italy	None	2007-2010
France	None	2008-2010
Canada	None	2005-2010

(1)
Includes federal, state, provincial or local jurisdictions, as applicable.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        As a large taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. Grace believes it is reasonably possible that the amount of the liability for unrecognized tax benefits could change in the next 12 months, including material changes with respect to the following two matters:

1.
In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $41.2 million to $74.2 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $8.4 million.

2.
As a result of expected statute of limitations expirations and the resolution of examination issues and settlements with U.S. federal, state, and foreign tax authorities, it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next 12 months by up to $4.8 million.

11. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

	December 31, 2011	December 31, 2010
	(In millions)
Overfunded defined benefit pension plans	$37.1	$35.6

Underfunded defined benefit pension plans	(228.0)	(383.9)
Unfunded defined benefit pension plans	(179.4)	(155.9)

Total underfunded and unfunded defined benefit pension plans	(407.4)	(539.8)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(123.3)	(113.8)
Pension liabilities included in other current liabilities	(13.2)	(12.9)

Net funded status	$(506.8)	$(630.9)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $37.1 million as of December 31, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $543.9 million as of December 31, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.2 million in "other current liabilities"; $407.4 million included in "underfunded and unfunded

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

defined benefit pension plans", of which $228.0 million relates to underfunded plans and $179.4 million relates to unfunded plans; and $123.3 million in "liabilities subject to compromise."

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

        At the December 31, 2011 measurement date for Grace's defined benefit pension plans, the PBO was approximately $1,757 million as measured under U.S. GAAP compared with $1,616 million as of December 31, 2010. The PBO basis reflects the present value (using a 4.50% discount rate for U.S. plans and a 4.83% weighted average discount rate for non-U.S. plans as of December 31, 2011) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

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

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan was $12.3 million, $12.4 million, and $11.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2011 and 2010:

	Defined Benefit Pension Plans						Other Post- Retirement Plans
	U.S.		Non-U.S.		Total
Change in Financial Status of Retirement Plans	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Change in Projected Benefit Obligation (PBO):
Benefit obligation at beginning of year	$1,206.2	$1,128.3	$409.8	$402.8	$1,616.0	$1,531.1	$70.2	$69.3
Service cost	18.2	16.9	8.7	7.6	26.9	24.5	0.3	0.3
Interest cost	60.3	61.7	22.7	21.3	83.0	83.0	3.2	3.6
Plan participants' contributions	—	—	0.6	0.7	0.6	0.7	—	—
Amendments	—	—	(0.6)	0.2	(0.6)	0.2	—	—
Settlements recognized	—	—	(1.6)	(2.5)	(1.6)	(2.5)	—	—
Actuarial (gain) loss	80.6	64.4	39.7	17.0	120.3	81.4	(7.4)	0.5
Medicare subsidy receipts	—	—	—	—	—	—	1.9	1.4
Benefits paid	(65.5)	(65.1)	(19.6)	(18.6)	(85.1)	(83.7)	(3.6)	(4.9)
Currency exchange translation adjustments	—	—	(2.3)	(18.7)	(2.3)	(18.7)	—	—

Benefit obligation at end of year	$1,299.8	$1,206.2	$457.4	$409.8	$1,757.2	$1,616.0	$64.6	$70.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	$719.3	$657.9	$265.8	$261.2	$985.1	$919.1	$—	$—
Actual return on plan assets	50.1	75.1	36.1	18.7	86.2	93.8	—	—
Employer contributions	251.4	51.4	13.7	11.9	265.1	63.3	1.7	3.5
Plan participants' contributions	—	—	0.6	0.7	0.6	0.7	—	—
Settlements recognized	—	—	(1.6)	(2.5)	(1.6)	(2.5)	—	—
Medicare subsidy receipts	—	—	—	—	—	—	1.9	1.4
Benefits paid	(65.5)	(65.1)	(19.6)	(18.6)	(85.1)	(83.7)	(3.6)	(4.9)
Currency exchange translation adjustments	—	—	0.1	(5.6)	0.1	(5.6)	—	—

Fair value of plan assets at end of year	$955.3	$719.3	$295.1	$265.8	$1,250.4	$985.1	$—	$—

Funded status at end of year (PBO basis)	$(344.5)	$(486.9)	$(162.3)	$(144.0)	$(506.8)	$(630.9)	$(64.6)	$(70.2)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$0.3	$37.1	$35.3	$37.1	$35.6	$—	$—
Current liabilities	(5.7)	(5.7)	(7.5)	(7.2)	(13.2)	(12.9)	(2.7)	(2.9)
Noncurrent liabilities	(338.8)	(481.5)	(191.9)	(172.1)	(530.7)	(653.6)	(61.9)	(67.3)

Net amount recognized	$(344.5)	$(486.9)	$(162.3)	$(144.0)	$(506.8)	$(630.9)	$(64.6)	$(70.2)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Accumulated actuarial loss	$780.0	$713.6	$140.9	$127.2	$920.9	$840.8	$2.4	$10.3
Prior service cost (credit)	3.1	4.2	(0.3)	0.1	2.8	4.3	—	—

Net amount recognized	$783.1	$717.8	$140.6	$127.3	$923.7	$845.1	$2.4	$10.3

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Defined Benefit Pension Plans						Other Post- Retirement Plans
	U.S.		Non-U.S.		Total
Change in Financial Status of Retirement Plans	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	4.50%	5.25%	4.83%	5.45%	NM	NM	4.00%	4.75%
Rate of compensation increase	4.30%	4.20%	3.40%	3.50%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	5.25%	5.75%	5.45%	5.71%	NM	NM	4.75%	5.50%
Expected return on plan assets	7.75%	8.00%	5.96%	5.91%	NM	NM	NM	NM
Rate of compensation increase	4.20%	4.50%	3.50%	3.47%	NM	NM	NM	NM

NM—Not meaningful

	2011			2010			2009
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss
	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
	(In millions)
Net Periodic Benefit Cost
Service cost	$18.2	$8.7	$0.3	$16.9	$7.6	$0.3	$16.4	$6.4	$0.2
Interest cost	60.3	22.7	3.2	61.7	21.3	3.6	62.9	21.1	4.3
Expected return on plan assets	(66.1)	(16.2)	—	(52.0)	(15.0)	—	(44.0)	(15.1)	—
Amortization of prior service cost (credit)	1.1	—	—	1.1	0.1	(4.1)	1.2	0.2	(4.1)
Amortization of net deferred actuarial loss	30.1	4.3	0.6	29.6	5.2	0.4	32.9	3.1	0.9
Net curtailment and settlement loss	—	0.3	—	—	0.6	—	—	0.5	—

Net periodic benefit cost	$43.6	$19.8	$4.1	$57.3	$19.8	$0.2	$69.4	$16.2	$1.3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial (gain) loss	$96.5	$18.3	$(7.3)	$41.4	$13.3	$0.5	$(8.2)	$42.7	$(4.8)
Net prior service credit	—	(0.4)	—	—	—	—	—	—	—
Amortization of prior service cost (credit)	(1.1)	—	—	(1.1)	(0.1)	4.1	(1.2)	(0.2)	4.1
Amortization of net deferred actuarial loss	(30.1)	(4.6)	(0.6)	(29.6)	(5.8)	(0.4)	(32.9)	(3.6)	(0.9)

Total recognized in other comprehensive (income) loss	65.3	13.3	(7.9)	10.7	7.4	4.2	(42.3)	38.9	(1.6)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$108.9	$33.1	$(3.8)	$68.0	$27.2	$4.4	$27.1	$55.1	$(0.3)

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The estimated net deferred actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $45.6 million and $0.8 million, respectively. The estimated net deferred actuarial loss for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.7 million.

	Fully-Funded U.S. Qualified Pension Plans(1)			Underfunded U.S. Qualified Pension Plans(1)			Unfunded Pay-As-You-Go U.S. Nonqualified Plans(2)
Funded Status of U.S. Pension Plans	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In millions)
Projected benefit obligation	$—	$0.3	$0.3	$1,170.8	$1,086.4	$1,017.0	$129.0	$119.5	$111.0
Fair value of plan assets	—	0.6	0.5	955.3	718.7	657.4	—	—	—

Funded status (PBO basis)	$—	$0.3	$0.2	$(215.5)	$(367.7)	$(359.6)	$(129.0)	$(119.5)	$(111.0)

Benefits paid	$—	$—	$—	$(59.9)	$(59.6)	$(59.0)	$(5.6)	$(5.5)	$(5.3)
Discount rate	—	5.25%	5.75%	4.50%	5.25%	5.75%	4.50%	5.25%	5.75%

	Fully-Funded Non-U.S. Pension Plans(1)			Underfunded Non-U.S. Pension Plans(1)			Unfunded Pay-As-You-Go Non-U.S. Pension Plans(2)
Funded Status of Non-U.S. Pension Plans	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In millions)
Projected benefit obligation	$224.0	$195.8	$213.9	$46.5	$51.0	$23.4	$186.9	$163.0	$165.5
Fair value of plan assets	261.1	231.1	250.4	34.0	34.7	10.8	—	—	—

Funded status (PBO basis)	$37.1	$35.3	$36.5	$(12.5)	$(16.3)	$(12.6)	$(186.9)	$(163.0)	$(165.5)

Benefits paid	$(10.2)	$(10.9)	$(10.8)	$(2.2)	$(3.1)	$(2.7)	$(8.8)	$(7.1)	$(7.4)
Weighted average discount rate	4.83%	5.58%	5.86%	6.54%	6.42%	7.60%	4.41%	4.99%	5.24%

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        The accumulated benefit obligation for all defined benefit pension plans was approximately $1,673 million and $1,546 million as of December 31, 2011 and 2010, respectively.

	U.S.		Non-U.S.		Total
Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation	2011	2010	2011	2010	2011	2010
	(In millions)
Projected benefit obligation	$1,299.8	$1,205.9	$201.8	$184.0	$1,501.6	$1,389.9
Accumulated benefit obligation	1,254.6	1,171.8	182.0	165.6	1,436.6	1,337.4
Fair value of plan assets	955.3	718.7	7.5	7.2	962.8	725.9

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Pension Plans		Other Postretirement Plans
	U.S.(1)	Non-U.S.(2)
					Total Payments Net of Subsidy
Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Years Ending	Benefit Payments(3)	Benefit Payments	Benefit Payments	Medicare Subsidy Receipts
	(In millions)
2009 (actual)	$64.3	$20.9	$6.7	$(3.1)	$88.8
2010 (actual)	65.1	21.1	4.9	(1.4)	89.7
2011 (actual)	65.5	21.2	3.6	(1.9)	88.4

2012	76.6	20.6	6.9	(4.2)	99.9
2013	79.8	21.4	6.4	(0.6)	107.0
2014	80.6	22.2	6.3	(0.1)	109.0
2015	81.7	22.3	6.1	(0.1)	110.0
2016	82.4	24.0	6.0	(0.1)	112.3
2017 - 2021	422.1	132.2	25.9	(0.3)	579.9

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

(2)
Non-U.S. estimated benefit payments for 2012 and future periods have been translated at the applicable December 31, 2011 exchange rates.

(3)
Excludes $26 million of estimated future benefit payments from nonqualified plans that are restricted by the Bankruptcy Court, which the Company expects to pay upon emergence from Chapter 11.

        Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 4.50% as of December 31, 2011 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

        As of December 31, 2011 and 2010, the United Kingdom pension plan and German pension plans combined represented approximately 84% and 83%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2011 for the United Kingdom (4.75%) and Germany (4.50%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

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

        The U.S. qualified pension plans have adopted a diversified set of portfolio management strategies to optimize the risk reward profile of the plans:

  •
  Liability hedging portfolio: primarily invested in intermediate-term and long-term investment grade corporate bonds in an actively managed style.

  •
  Growth portfolio: invested in a diversified set of assets designed to deliver performance in excess of the underlying liabilities with controls regarding the level of risk.

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

        For 2011, the expected long-term rate of return on assets for the U.S. qualified pension plans was 7.75%. Average annual returns over one, two, three, five, ten and fifteen-year periods were approximately 7%, 9%, 14%, 3%, 5%, and 6%, respectively.

        The expected return on plan assets for the U.S. qualified pension plans for 2011 was selected by Grace, in consultation with its independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The target allocation of investment assets at December 31, 2011 and the actual allocation at December 31, 2011 and 2010 for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2011	2011	2010
U.S. equity securities	16%	16%	29%
Non-U.S. equity securities	8%	7%	15%
Short-term debt securities	3%	3%	3%
Intermediate-term debt securities	33%	33%	43%
Long-term debt securities	34%	36%	0%
Other investments	6%	5%	10%

Total	100%	100%	100%

        The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2011 and 2010.

	Fair Value Measurements at December 31, 2011 Using
Assets Measured at Fair Value— U.S. Qualified Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
U.S. equity group trust funds	$153.4	$—	$153.4	$—
Non-U.S. equity group trust funds	64.3	—	64.3	—
Corporate bond group trust funds—intermediate-term	317.0	—	317.0	—
Corporate bond group trust funds—long-term	346.5	—	346.5	—
Other fixed income group trust funds	32.4	—	32.4	—
REIT group trust funds	12.0	—	12.0	—
Common/collective trust funds	14.7	—	14.7	—
Annuity and immediate participation contracts	15.0	—	15.0	—

Total Assets	$955.3	$—	$955.3	$—

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2010 Using
Assets Measured at Fair Value— U.S. Qualified Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
U.S. equity group trust funds	$205.7	$—	$205.7	$—
Non-U.S. equity group trust funds	108.6	—	108.6	—
Corporate bond group trust funds—intermediate-term	291.7	—	291.7	—
Other fixed income group trust funds	43.0	—	43.0	—
REIT group trust funds	29.1	—	29.1	—
Common/collective trust funds	26.9	—	26.9	—
Annuity and immediate participation contracts	14.4	—	14.4	—
Other investments, net	(0.1)	—	—	(0.1)

Total Assets	$719.3	$—	$719.4	$(0.1)

        Non-U.S. pension plans accounted for approximately 24% and 27% of total global pension assets at December 31, 2011 and 2010, respectively. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

        The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 82% and 80% of the total non-U.S. pension plan assets at December 31, 2011 and 2010, respectively. In determining the expected rate of return for the U.K. plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2011 expected long-term return assumption of 5.50%.

        The target allocation of investment assets at December 31, 2011 and the actual allocation at December 31, 2011 and 2010 for the U.K. plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category	2011	2011	2010
Equity securities	8%	8%	8%
U.K. gilts	36%	37%	28%
U.K. corporate bonds	56%	55%	63%
Cash/other	0%	0%	1%

Total	100%	100%	100%

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The plan assets of the Canadian pension plan represent approximately 8% and 9% of the total non-U.S. pension plan assets at December 31, 2011 and 2010, respectively. The expected long-term rate of return on assets for the Canadian pension plan was 7% for 2011.

        The target allocation of investment assets for 2011 and the actual allocation at December 31, 2011 and 2010 for the Canadian pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Canadian Pension Plan Asset Category	2011	2011	2010
Equity securities	60%	61%	61%
Bonds	40%	39%	39%

Total	100%	100%	100%

        The plan assets of the other country plans represent approximately 10% and 11% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2011 and 2010, respectively.

        The following tables present the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2011 and 2010.

	Fair Value Measurements at December 31, 2011 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$283.5	$—	$283.5	$—
Government and agency securities	1.9	—	1.9	—
Corporate bonds	1.1	—	1.1	—
Insurance contracts and other investments	8.0	—	8.0	—
Cash	0.6	0.6	—	—

Total Assets	$295.1	$0.6	$294.5	$—

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2010 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$254.4	$—	$254.4	$—
Government and agency securities	1.6	—	1.6	—
Corporate bonds	0.9	—	0.9	—
Insurance contracts and other investments	7.2	—	7.2	—
Cash	1.7	1.7	—	—

Total Assets	$265.8	$1.7	$264.1	$—

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On March 25, 2011, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $56 million and an accelerated contribution of up to $180 million for the period from March 2011 through December 2011. In that regard, Grace contributed approximately $10 million in January 2011 (approved by the Bankruptcy Court in 2010) and approximately $236 million in March through December 2011 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments. Based on the U.S. qualified pension plans' status as of December 31, 2011, Grace's ERISA minimum funding obligations for 2012 would be approximately $26 million. On February 21, 2012, the Bankruptcy Court approved Grace's motion to make an accelerated contribution of up to an additional $83 million in 2012.

        Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $12 million to its non-U.S. pension plans and approximately $7 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2012.

        Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

Notes to Consolidated Financial Statements (Continued)

12. Other Balance Sheet Accounts

	December 31, 2011	December 31, 2010
	(In millions)
Other Assets
Patents, licenses and other intangible assets, net	$70.6	$56.3
Deferred charges	21.3	25.8
Fair value of currency forward contracts	7.3	11.3
Other assets	9.4	9.1

	$108.6	$102.5

Other Current Liabilities
Accrued compensation	$97.8	$83.7
Income tax payable	51.0	30.2
Customer volume rebates	35.3	32.6
Accrued commissions	10.6	10.1
Accrued Chapter 11 reorganization expenses	5.5	6.0
Fair value of currency forward and commodity contracts	4.3	1.6
Deferred tax liability	0.3	9.1
Other accrued liabilities	111.9	104.7

	$316.7	$278.0

        Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

13. Commitments and Contingent Liabilities

        See Note 3 to the Consolidated Financial Statements for a discussion of Grace's asbestos related liability.

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

Vermiculite Related Matters

        Grace purchased a vermiculite mine in Libby, Montana in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

other products. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. The U.S. Environmental Protection Agency (EPA) has investigated sites, including sites owned by Grace, which used, stored or processed vermiculite concentrate from the Libby mine. Grace and other potentially responsible parties have conducted investigations and/or remedial actions at those sites identified by EPA as requiring remedial action.

        During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine was processed. Grace is cooperating with EPA on this reinvestigation. During the 2011 fourth quarter, EPA requested that Grace conduct additional remediation at seven of these facilities based on revised risk-based criteria developed by EPA. Grace performed preliminary evaluations to estimate the cost of remediating these sites based on the revised criteria and recorded an aggregate charge of $16.0 million. It is probable that EPA will request additional remediation at some other facilities. Grace does not have sufficient information to identify either the sites that might require additional remediation or the cost of any additional remediation. Grace will continue to monitor EPA reinvestigation of the remaining sites and assess any information received from EPA. A liability will be recorded in the future should the Company determine that an obligation is probable and reasonably estimable.

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2011 and 2010 was $67.2 million and $52.7 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation or otherwise, which may be material but are not currently estimable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.

Non-Vermiculite Related Matters

        At December 31, 2011 and 2010, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $84.0 million and $93.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace is implementing remediation at two of the remaining

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace owned Libby vermiculite mine and the surrounding bodies of water and forest lands. Grace is working in cooperation with EPA to investigate these areas. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

Estimated Investigation and Remediation Costs

        At December 31, 2011, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $151.2 million, compared with $145.7 million at December 31, 2010. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. These amounts do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts.

        Grace recorded pre-tax charges of $17.8 million, $4.5 million, and $4.4 million for environmental matters in 2011, 2010, and 2009, respectively. Net cash expenditures charged against previously established reserves in 2011, 2010, and 2009 were $11.8 million, $8.0 million, and $7.7 million, respectively.

        Purchase Commitments    Grace uses purchase commitments to ensure supply and to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, rare earths, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

        In November 2010, Grace entered into an agreement with a supplier to purchase set quantities of certain raw materials, annually, over a three-year period beginning in 2012. The pricing is based on defined terms in the agreement. The agreement is cancelable at the option of Grace after the first year, subject to cancelation penalties.

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

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

    including environmental liabilities. These liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

  •
  Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2011, Grace had gross financial assurances issued and outstanding of $244.1 million, comprised of $106.2 million of surety bonds issued by various insurance companies and $137.9 million of standby letters of credit and other financial assurances issued by various banks; $74.3 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2011.

14. Restructuring Expenses and Related Asset Impairments

        In 2011, Grace took cost reduction and restructuring actions primarily in response to the challenges in the construction industry. Grace incurred $6.9 million ($6.5 million in Grace Construction Products, $0.7 million in Grace Davison and $(0.3) million in Corporate) of restructuring expenses and related asset impairments during 2011, compared to $11.2 million in 2010 ($6.1 million in Grace Construction Products, $1.7 million in Grace Davison and $3.4 million in Corporate). The 2011 restructuring actions included reductions in force at certain locations as well as plant closures consisted of programs that reduced total employment by 74 employees worldwide. Substantially all costs related to the 2010 programs were paid as of December 31, 2011, while substantially all costs related to the 2011 restructuring programs are expected to be paid by December 31, 2012.

	December 31,
	2011	2010	2009
	(In millions)
Restructuring Expenses and Related Asset Impairments:
Severance and other employee related costs	$3.8	$10.2	$29.6
Asset impairments and other restructuring costs	3.1	1.0	3.8

Total restructuring expenses and related asset impairments	$6.9	$11.2	$33.4

Notes to Consolidated Financial Statements (Continued)

14. Restructuring Expenses and Related Asset Impairments (Continued)

	December 31,
	2011	2010	2009
	(In millions)
Restructuring Liability:
Beginning balance	$9.6	$13.5	$0.7
Accruals for severance and other employee related costs	3.8	10.2	29.6
Payments	(7.2)	(13.9)	(17.5)
Currency translation adjustments and other	(0.3)	(0.2)	0.7

Total restructuring liability	$5.9	$9.6	$13.5

	December 31,
	2011	2010	2009
Employee Reduction by Operating Segment:
Grace Davison	7	11	183
Grace Construction Products	56	115	224
Corporate	11	59	76

Total	74	185	483

15. Other Expense, net

        Components of other expense, net are as follows:

	December 31,
	2011	2010	2009
	(In millions)
Translation effects—intercompany loans	$11.7	$25.2	$(11.0)
Value of currency forward contracts—intercompany loans	(9.3)	(25.4)	15.9
Other currency transaction effects	3.2	4.6	8.3
Interest income	(1.2)	(1.0)	(1.4)
Net income from life insurance policies	—	0.1	(1.2)
Net gain on sales of investments and disposals of assets	(3.0)	—	(2.2)
Other miscellaneous (income) expense	3.3	(3.5)	4.6

Total other expense, net	$4.7	$0.0	$13.0

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009:

Year Ended December 31, 2011	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$1.1	$(0.4)	$0.7
Amortization of net deferred actuarial loss included in net periodic benefit cost	35.3	(12.1)	23.2
Net prior service credit arising during period	0.4	(0.1)	0.3
Net deferred actuarial loss arising during period	(107.5)	36.6	(70.9)

Benefit plans, net	(70.7)	24.0	(46.7)
Currency translation adjustments	(11.6)	—	(11.6)
Gain (loss) from hedging activities	(3.2)	1.1	(2.1)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(85.5)	$25.1	$(60.4)

Year Ended December 31, 2010	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.9)	$1.0	$(1.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	35.8	(12.2)	23.6
Net deferred actuarial loss arising during period	(55.2)	18.7	(36.5)

Benefit plans, net	(22.3)	7.5	(14.8)
Currency translation adjustments	12.2	—	12.2
Gain (loss) from hedging activities	(1.4)	0.4	(1.0)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(11.5)	$7.9	$(3.6)

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss) (Continued)

Year Ended December 31, 2009	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.7)	$1.0	$(1.7)
Amortization of net deferred actuarial loss included in net periodic benefit cost	37.4	(12.9)	24.5
Net deferred actuarial loss arising during period	(29.7)	7.9	(21.8)

Benefit plans, net	5.0	(4.0)	1.0
Currency translation adjustments	38.1	—	38.1
Gain (loss) from hedging activities	11.4	(3.9)	7.5
Unrealized loss on investment	(0.8)	—	(0.8)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$53.7	$(7.9)	$45.8

        The following table presents the components of Grace's accumulated other comprehensive loss at December 31, 2011, 2010, and 2009:

	December 31,
Components of Accumulated Other Comprehensive Loss	2011	2010	2009
	(In millions)
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(1.8)	$(2.8)	$(0.9)
Net deferred actuarial loss (net of tax)	(603.4)	(555.7)	(542.8)

Benefit plans, net	(605.2)	(558.5)	(543.7)
Currency translation	30.2	41.8	29.6
Hedging activities, net of tax	(2.7)	(0.6)	0.4
Unrealized loss on investment	(0.8)	(0.8)	(0.8)

Accumulated other comprehensive loss	$(578.5)	$(518.1)	$(514.5)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at December 31, 2011, 2010, and 2009, respectively, represents the accumulation of net deferred actuarial losses of $603.4 million, $555.7 million, and $542.8 million as well as net prior service costs of $1.8 million, $2.8 million, and $0.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the years ended December 31, 2011, 2010, and 2009, the pre-tax expense (benefit) recognized related to prior service costs (credits) was $1.1 million, $(2.9) million, and $(2.7) million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $35.3 million, $35.8 million, and $37.4 million, respectively. In addition, pre-tax loss of $107.5 million, $55.2 million, and $29.7 million was recognized for changes in funded status during the years ended December 31, 2011, 2010, and 2009, respectively.

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

16. Other Comprehensive Income (Loss) (Continued)

        See Note 9 for a discussion of hedging activities.

17. Shareholders' Equity (Deficit)

        Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2011, 10,100,000 shares were reserved for issuance of stock options under the W. R. Grace & Co. 2000 and 2011 Stock Incentive Plans (collectively, the "Plans"). Historically all stock options exercised were covered by reissuing treasury stock. If the stock option exercises exceed the balance available in treasury stock, the Company will issue new shares, which are reserved for issuance under the Plans. For the years ended December 31, 2011, 2010, and 2009, 765,693, 837,039, and 125,800 stock options were exercised for aggregate proceeds of $12.1 million, $10.4 million, and $1.4 million, respectively.

        The following table sets forth information relating to common stock activity for 2011 and 2010.

Balance, December 31, 2009	72,283,318
Stock options exercised	837,039

Balance, December 31, 2010	73,120,357
Stock options exercised	765,693

Balance, December 31, 2011	73,886,050

18. Stock Incentive Plans

        The Company has granted nonstatutory stock options to certain key employees under the Plans. The Plans are administered by the Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under the Company's stock incentive plans are generally subject to a three-year vesting period from the date of grant. Currently outstanding options expire on various dates through November 2016.

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

        The following table sets forth information relating to such options during 2011, 2010, and 2009:

Stock Option Activity	Number Of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance at January 1, 2009	3,193,646	$16.33
Options exercised	(125,800)	10.67
Options forfeited	(66,660)	17.44
Options terminated	(424,510)	14.83
Options granted	1,595,530	9.93	$3.44

Balance at December 31, 2009	4,172,206	14.19
Options exercised	(837,039)	12.42
Options forfeited	(170,212)	18.60
Options terminated	(52,100)	13.09
Options granted	1,355,486	27.75	10.13

Balance at December 31, 2010	4,468,341	18.48
Options exercised	(765,693)	15.76
Options forfeited	(45,369)	22.30
Options terminated	(7,011)	8.03
Options granted	1,287,152	42.18	15.44

Balance at December 31, 2011	4,937,420	25.08

        The following is a summary of non-vested option activity for the year ended December 31, 2011:

Stock Option Activity	Number Of Shares	Weighted- Average Grant Date Fair Value
Non vested options outstanding at beginning of year	3,177,900	$6.88
Granted	1,287,152	15.44
Vested / exercised	(1,788,290)	5.29
Forfeited	(61,614)	5.94

Non vested options outstanding at end of year	2,615,148	11.57

        As of December 31, 2011, the intrinsic value (the difference between the exercise price and the market price) for the options outstanding was $102.9 million and for options exercisable was $65.4 million. The total intrinsic value of all options exercised during the years ended December 31,

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

2011, 2010 and 2009 was $21.9 million, $13.8 million and $1.3 million, respectively. A summary of our stock options outstanding and exercisable at December 31, 2011 follows:

Stock Options Outstanding and Exercisable

Exercise Price Range	Number Outstanding	Number Exercisable	Weighted- Average Remaining Contractual Life (Years)	Exercisable Weighted- Average Exercise Price
$0 - $10	1,192,255	738,717	2.36	9.79
$10 - $20	1,213,095	1,190,677	1.75	19.43
$20 - $30	1,249,208	392,878	3.34	27.75
$30 - $40	16,192	—	4.61	—
$40 - $50	1,266,670	—	4.35	—

	4,937,420	2,322,272	2.97	17.77

        At December 31, 2011 and 2010, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.97 years and 3.34 years, respectively.

Options Granted

        The Company granted approximately 1.3 million, 1.4 million, and 1.6 million nonstatutory stock options in 2011, 2010, and 2009, respectively under the Plans. The 2009 and 2010 grants were components of long term incentive plans that also included a cash component, whereas the 2011 long term incentive plan consisted only of stock options.

        For the years ended December 31, 2011, 2010 and 2009, Grace recognized non-cash stock-based compensation expense of $14.0 million, $9.5 million and $7.3 million, respectively, which is included in selling, general and administrative expense.

        Grace values options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2011, 2010 and 2009, respectively.

	2011	2010	2009
Expected volatility	46.5% - 50.7%	44.7% - 51.2%	42.5% - 49.2%
Weighted average expected volatility	48.7%	47.8%	45.9%
Expected term	3.00 - 4.00 years	3.00 - 4.00 years	3.00 - 4.00 years
Risk-free rate	1.43%	1.87%	1.81%
Dividend yield	0%	0%	0%

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

        Total unrecognized stock-based compensation expense at December 31, 2011 was $12.6 million and the weighted-average period over which this expense will be recognized is 2.4 years.

19. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

Earnings Per Share	2011	2010	2009
	(In millions, except per share amounts)
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$269.4	$207.1	$71.2

Denominators
Weighted average common shares—basic calculation	73.6	72.7	72.2
Dilutive effect of employee stock options	1.9	1.7	0.4

Weighted average common shares—diluted calculation	75.5	74.4	72.6

Basic earnings per share	$3.66	$2.85	$0.99

Diluted earnings per share	$3.57	$2.78	$0.98

        Stock options that could potentially dilute earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 1.3 million, 0.9 million and 1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share since it has not yet been issued.

20. Acquisitions

        In July 2011 Grace acquired the stock of the De Neef Conchem Group, a privately owned group of companies that manufacture and develop waterproofing products for the construction industry, for consideration of $55.8 million. The acquisition provides Grace with complementary products that will create commercial synergies for both its existing products and those of the acquired company.

        The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

(In millions)
Tangible assets	$16.5
Intangible assets	26.3
Goodwill	25.9
Liabilities assumed	(12.9)

Net assets acquired, net of cash acquired	$(55.8)

Notes to Consolidated Financial Statements (Continued)

21. Product Line Sales and ART Transaction

        The Grace Construction Products operating segment sold its vermiculite product line in 2011 resulting in a net loss of $0.4 million. This product line accounted for approximately 2% of Grace Construction Products' annual sales. Grace did not have any product line sales in 2010.

        Grace sold three product lines in 2009 resulting in a net gain of $29.1 million. The Grace Davison operating segment sold its membranes product line and the Grace Construction Products operating segment sold its firestopping and abatement, and pipe corrosion protection product lines. These product lines accounted for substantially less than 1% of Grace Davison's and Grace Construction Products' annual sales, respectively.

        On November 30, 2009, Grace completed the sale of a 5% interest in ART, its joint venture with Chevron (the "ART Transaction"). Grace reduced its 55% interest to 50% to achieve a balanced ownership structure with Chevron. Grace deconsolidated ART's results from its consolidated financial statements on a prospective basis effective December 1, 2009. Previously, Grace reported 100% of ART's sales and 55% of ART's income, with 45% of ART's income reported as income attributable to noncontrolling interests. Effective December 1, 2009, Grace is reporting its investment in ART and its portion of ART's income and dividends using the equity method of accounting. Grace recorded a gain of $4.8 million from the sale of its 5% interest in ART and the revaluation of its remaining investment in ART in 2009.

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

        Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, net Chapter 11- and asbestos-related costs, restructuring expenses and related asset impairments, divestment expenses, and gains and losses on sales of product lines and other investments.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information (Continued)

Operating Segment Data

	2011	2010	2009
	(In millions)
Net Sales
Grace Davison	$2,219.9	$1,801.7	$1,935.4
Grace Construction Products	992.0	873.3	889.6

Total	$3,211.9	$2,675.0	$2,825.0

Adjusted EBIT
Grace Davison segment operating income	$547.5	$399.6	$307.3
Grace Construction Products segment operating income	97.3	89.9	102.4
Corporate costs	(102.8)	(86.0)	(95.1)
Defined benefit pension expense	(63.4)	(77.1)	(85.6)

Grace Adjusted EBIT	$478.6	$326.4	$229.0

Depreciation and Amortization
Grace Davison	$83.5	$80.6	$77.4
Grace Construction Products	34.0	32.5	33.6
Corporate	2.5	2.5	2.0

Total	$120.0	$115.6	$113.0

Capital Expenditures
Grace Davison	$104.7	$84.1	$68.2
Grace Construction Products	20.7	17.6	18.1
Corporate	16.2	11.2	7.5

Total	$141.6	$112.9	$93.8

Total Assets
Grace Davison	$1,326.8	$1,172.0	$1,064.9
Grace Construction Products	545.9	486.2	476.0
Corporate	2,624.0	2,613.5	2,427.3

Total	$4,496.7	$4,271.7	$3,968.2

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the years ended December 31, 2011, 2010 and 2009 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	2011	2010	2009
	(In millions)
Grace Adjusted EBIT	$478.6	$326.4	$229.0
Chapter 11 and asbestos-related costs, net	(44.7)	(35.3)	(109.9)
Divestment expenses	(0.4)	—	—
Restructuring expenses and related asset impairments	(6.9)	(11.2)	(33.4)
Gains (loss) on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(0.4)	—	33.9
Interest expense and related financing costs	(43.3)	(41.3)	(38.3)
Interest income of non-Debtor subsidiaries	1.2	1.0	1.4
Net (loss) income attributable to noncontrolling interests	(0.6)	0.3	10.0

Income before income taxes	$383.5	$239.9	$92.7

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

22. Operating Segment Information (Continued)

Geographic Area Data

	2011	2010	2009
	(In millions)
Net Sales
United States	$945.0	$773.2	$879.9
Canada and Puerto Rico	96.8	81.0	78.6

Total North America	1,041.8	854.2	958.5

Europe Middle East Africa	1,260.4	1,052.6	1,097.5
Asia Pacific	599.3	483.2	514.9
Latin America	310.4	285.0	254.1

Total	$3,211.9	$2,675.0	$2,825.0

Properties and Equipment, net
United States	$421.1	$409.6	$403.2
Canada and Puerto Rico	19.5	20.3	19.5

Total North America	440.6	429.9	422.7

Europe Middle East Africa	202.1	200.1	205.8
Asia Pacific	53.8	50.6	45.3
Latin America	27.0	21.9	16.3

Total	$723.5	$702.5	$690.1

Goodwill and Other Assets
United States	$110.3	$111.7	$100.5
Canada and Puerto Rico	7.3	7.3	7.3

Total North America	117.6	119.0	107.8

Europe Middle East Africa	108.9	76.0	86.8
Asia Pacific	12.4	12.9	10.9
Latin America	17.9	20.1	18.1

Total	$256.8	$228.0	$223.6

23. Unconsolidated Affiliate

        Grace accounts for its 50% ownership interest in ART using the equity method of accounting.

        On November 30, 2009, Grace sold 5% of its ownership interest in ART to Chevron for $4.0 million, bringing both Grace's and Chevron's ownership interests to 50%. From its inception in 2001 to the date of the ART Transaction, Grace held a 55% interest in ART, and Chevron held a 45% interest. For the eleven months ended November 30, 2009 Grace consolidated the financial position, results of operations, and cash flows of ART in its consolidated financial statements. Due to the ART Transaction, Grace reconsidered its consolidation policy with respect to ART and determined, following the ART Transaction on November 30, 2009, that ART ceased to be a variable interest entity. Grace does not have a controlling voting interest; therefore, Grace deconsolidated ART and recorded its investment in ART using the equity method of accounting as of December 1, 2009.

Notes to Consolidated Financial Statements (Continued)

23. Unconsolidated Affiliate (Continued)

        Grace and ART transact business on a regular basis, and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. For the years ended December 31, 2011 and 2010, Grace sales of catalysts to ART were $177.4 million and $211.0 million, respectively. For the month ended December 31, 2009, Grace sales to ART were $10.0 million. For the years ended December 31, 2011 and 2010, charges for fixed costs, research and development and selling, general and administrative services to ART were $27.8 million and $24.5 million, respectively. For the month ended December 31, 2009, charges for fixed costs, research and development and selling, general and administrative services to ART were $1.8 million.

        Grace and Chevron provide lines of credit in the amount of $15 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2012 and are expected to be renewed. No amounts were outstanding at December 31, 2011 and 2010. In September 2011, ART declared a dividend of $2.9 million, of which $1.5 million was payable to Grace. In December 2010, ART declared a dividend of $9.5 million, of which $5.2 million was payable to Grace. In November 2009, ART declared a dividend of $19.0 million, of which $10.5 million was payable to Grace; ART paid this dividend in June 2011. The outstanding amounts are reflected in "Other Current Assets" in the Consolidated Balance Sheets.

24. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results of these joint ventures are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's consolidated affiliates for which there is a noncontrolling interest:

	December 31,
Statements of Operations	2011	2010	2009
	(In millions)
Sales	$86.3	$87.0	$346.9
Income (loss) before taxes	(0.5)	1.6	23.7
Net income (loss)	(0.9)	1.0	22.4
Noncontrolling interests in net income (loss)	(0.6)	0.3	10.0

	December 31,
Balance Sheets	2011	2010	2009
	(In millions)
Cash	$6.7	$10.2	$10.8
Other current assets	34.7	30.5	30.5
Total assets	53.0	52.4	52.8
Total liabilities	30.3	30.1	30.0
Shareholders' equity	22.7	22.3	22.8
Noncontrolling interests in shareholders' equity	8.1	6.9	8.7

        In the Statements of Operations for 2009, noncontrolling interests primarily related to ART. Sales for ART were $248.7 for the eleven months ended November 30, 2009. In the 2011 and 2010 Statement of Operations and Balance Sheets, ART balances are not included, as ART was deconsolidated from Grace as of December 1, 2009. See Note 23 for additional discussion relating to ART.

Notes to Consolidated Financial Statements (Continued)

25. Quarterly Summary and Statistical Information (Unaudited)

	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2011
Net sales	$695.7	$826.4	$864.2	$825.6
Cost of goods sold	443.9	522.5	548.7	538.3
Net income	54.2	75.8	81.3	58.1
Net income per share:(1)
Basic earnings per share:
Net income	$0.74	$1.03	$1.10	$0.79
Diluted earnings per share:
Net income	0.72	1.00	1.07	0.77
Market price of common stock:(2)
High	$39.81	$47.02	$52.50	$46.07
Low	34.52	36.98	32.24	30.25
Close	38.29	45.63	33.30	45.92

	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2010
Net sales	$614.9	$685.0	$682.1	$693.0
Cost of goods sold	401.2	440.5	436.6	451.3
Net income (loss)	56.3	51.0	54.9	44.9
Net income per share:(1)
Basic earnings per share:
Net income	$0.78	$0.70	$0.75	$0.62
Diluted earnings per share:
Net income	0.76	0.69	0.74	0.60
Market price of common stock:(2)
High	$30.25	$30.30	$28.50	$36.27
Low	23.45	20.44	19.63	27.49
Close	27.76	21.04	27.94	35.13

(1)
Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)
Principal market: New York Stock Exchange.

SELECTED FINANCIAL DATA(1)

	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Statement of Operations
Net sales	$3,211.9	$2,675.0	$2,825.0	$3,317.0	$3,115.2
Income before income taxes	383.5	239.9	92.7	141.2	112.2
Net income	268.8	207.4	81.2	136.9	113.3
Net loss (income) attributable to noncontrolling interests	0.6	(0.3)	(10.0)	(15.4)	(24.5)
Net income attributable to W.R. Grace & Co. shareholders	269.4	207.1	71.2	121.5	88.8
Financial Position
Cash and cash equivalents	$1,048.3	$1,015.7	$893.0	$460.1	$480.5
Property and equipment, net	723.5	702.5	690.1	710.6	706.1
Total assets	4,496.7	4,271.7	3,968.2	3,875.5	3,908.4
Total liabilities	4,329.2	4,340.5	4,258.7	4,229.3	4,184.7
Liabilities subject to compromise (a subset of total liabilities)	3,195.7	3,174.1	3,147.1	3,112.9	3,277.5
Shareholders' equity (deficit)	167.5	(68.8)	(290.5)	(353.8)	(276.4)
Cash Flow
Operating activities	$217.0	$327.7	$433.4	$15.0	$100.2
Investing activities	(218.5)	(244.9)	26.1	(31.1)	(206.9)
Financing activities	39.7	41.5	(41.3)	0.6	33.7
Net cash flow	32.6	122.7	432.9	(20.4)	(55.8)
Data Per Common Share (Diluted)
Net income	$3.57	$2.78	$0.98	$1.68	$1.24
Average common diluted shares outstanding (millions)	75.5	74.4	72.6	72.5	71.6
Other Statistics
Capital expenditures	$141.6	$112.9	$93.8	$132.2	$136.9
Common stock price range	30.25-52.50	19.63-36.27	4.07-26.17	3.01-27.79	18.86-30.65
Common shareholders of record	8,063	8,270	8,505	8,801	9,153
Number of employees (approximately)	6,300	6,000	5,900	6,300	6,500

(1)
Certain prior-year amounts have been reclassified to conform to the 2011 presentation.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

        See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to "advanced economies" and "emerging economies" or "emerging regions" refer to classifications established by the International Monetary Fund.

Results of Operations

2011 Performance Summary

        Following is a summary of our financial performance for the year ended December 31, 2011 compared with the prior year.

  •
  Net sales increased 20.1% to $3,211.9 million.

  •
  Gross margin increased 80 basis points to 36.1%.

  •
  Adjusted EBIT increased 46.6% to $478.6 million.

  •
  Grace net income increased 30.1% to $269.4 million or $3.57 per diluted share.

  •
  Adjusted Operating Cash Flow increased 12.9% to $416.7 million.

  •
  Adjusted EBIT Return On Invested Capital was 35.4% on a trailing four quarters basis compared with 27.2% in the prior year.

Summary Description of Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two operating segments, Grace Davison and Grace Construction Products. See Item 1 (Business—Business Overview) of this Report for a summary description of our core business.

        On February 8, 2012, we announced that effective for the 2012 first quarter, we are realigning our business into three operating segments: Grace Catalysts Technologies; Grace Materials Technologies; and Grace Construction Products.

        Grace Catalysts Technologies will include catalysts and related technologies used in refining, petrochemical and other chemical manufacturing applications. Revenues for 2011 for this segment were approximately $1.4 billion. Grace's ART joint venture will be managed in this segment.

        Grace Materials Technologies will include engineered materials, coatings and sealants used in consumer, industrial, packaging and pharmaceutical applications. Revenues for 2011 for this segment were approximately $800 million.

        Grace Construction Products will include specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Revenues for 2011 for this segment were approximately $1.0 billion.

Analysis of Operations

        We have set forth in the table below are our key operating statistics with percentage changes for the years ended December 31, 2011, 2010, and 2009. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, net Chapter 11- and asbestos-related costs, restructuring expenses and related asset impairments, divestment expenses and gains and losses on sales of product lines and other investments.

        We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.

        We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for net Chapter 11- and asbestos-related costs, restructuring expenses and related asset impairments, divestment expenses and gains and losses on sales of product lines and other investments, and certain discrete tax items.

        We define Adjusted Operating Cash Flow (a non-GAAP financial measure) to be Adjusted EBITDA plus pension expense plus or minus the change in net working capital and specified other assets and liabilities minus capital expenditures. Adjusted Operating Cash Flow excludes the cash flow effects of income taxes, defined benefit pension arrangements, net Chapter 11- and asbestos-related costs, and any restructuring or divestment activities.

        We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

        We use Adjusted EBIT and Adjusted Operating Cash Flow as performance measures in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of net Chapter 11- and asbestos-related costs, and any restructuring or divestment activities.

        Similarly, we use Adjusted Operating Cash Flow as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes and because it better measures the ongoing cash flow results of our strategic and operating decisions by excluding the cash flow effects of income taxes, defined benefit pension arrangements, net Chapter 11- and asbestos-related costs, and any restructuring or divestment activities. These excluded items are generally managed at the corporate level rather than the operating segment or business unit level or are not materially affected by day-to-day operating decisions. Adjusted Operating Cash Flow is an important performance measure for us because it measures the effectiveness of our businesses in generating cash to finance current and future growth investments, our significant underfunded pension liabilities, and our asbestos-related liabilities. For this reason, we include changes in net working capital and other assets and liabilities in the measurement of Adjusted Operating Cash Flow because they are significant components of the cash invested in or generated by our businesses.

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

Analysis of Operations	2011	2010	% Change	2009	% Change
	(In millions, except per share amounts)
Net sales:
Grace Davison	$2,219.9	$1,801.7	23.2%	$1,935.4	(6.9)%

Refining Technologies	1,077.5	742.0	45.2%	992.1	(25.2)%
Materials Technologies	714.4	673.6	6.1%	606.0	11.2%
Specialty Technologies	428.0	386.1	10.9%	337.3	14.5%

Grace Construction Products	992.0	873.3	13.6%	889.6	(1.8)%

Americas	511.6	448.3	14.1%	458.4	(2.2)%
Europe	288.3	265.5	8.6%	296.6	(10.5)%
Asia Pacific	192.1	159.5	20.4%	134.6	18.5%

Total Grace net sales	$3,211.9	$2,675.0	20.1%	$2,825.0	(5.3)%

Net sales by region:
North America	$1,041.8	$854.2	22.0%	$958.5	(10.9)%
Europe Middle East Africa	1,260.4	1,052.6	19.7%	1,097.5	(4.1)%
Asia Pacific	599.3	483.2	24.0%	514.9	(6.2)%
Latin America	310.4	285.0	8.9%	254.1	12.2%

Total net sales by region	$3,211.9	$2,675.0	20.1%	$2,825.0	(5.3)%

Profitability performance measures:
Adjusted EBIT(A)(B):
Grace Davison segment operating income	$547.5	$399.6	37.0%	$307.3	30.0%
Grace Construction Products segment operating income	97.3	89.9	8.2%	102.4	(12.2)%
Corporate support functions (including performance based compensation)	(74.8)	(63.6)	(17.6)%	(57.7)	(10.2)%
Other corporate costs (including non-asbestos environmental remediation)	(28.0)	(22.4)	(25.0)%	(37.4)	40.1%
Defined benefit pension expense(B)	(63.4)	(77.1)	17.8%	(85.6)	9.9%

Adjusted EBIT	478.6	326.4	46.6%	229.0	42.5%
Chapter 11- and asbestos-related costs, net	(44.7)	(35.3)	(26.6)%	(109.9)	67.9%
Restructuring expenses and related asset impairments	(6.9)	(11.2)	38.4%	(33.4)	66.5%
(Loss) gains on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(0.4)	—	(100.0)%	33.9	(100.0)%
Divestment expenses	(0.4)	—	(100.0)%	—	—
Interest expense and related financing costs	(43.3)	(41.3)	(4.8)%	(38.3)	(7.8)%
Interest income of non-Debtor subsidiaries	1.2	1.0	20.0%	1.4	(28.6)%
Provision for income taxes	(114.7)	(32.5)	NM	(11.5)	(182.6)%

Net income attributable to W. R. Grace & Co. shareholders	$269.4	$207.1	30.1%	$71.2	190.9%

Diluted EPS (GAAP)	$3.57	$2.78	28.4%	$0.98	183.7%

Adjusted EPS (non-GAAP)	$3.94	$2.63	49.8%	$1.83	43.7%

Analysis of Operations	2011	2010	% Change	2009	% Change
	(In millions, except per share amounts)
Profitability performance measures:
Gross margin:
Grace Davison	37.2%	35.8%	1.4 pts	31.4%	4.4 pts
Grace Construction Products	33.8%	34.8%	(1.0) pts	36.0%	(1.2) pts
Total Grace	36.1%	35.3%	0.8 pts	32.7%	2.6 pts
Adjusted EBIT and Adjusted EBITDA:
Adjusted EBIT	$478.6	$326.4	46.6%	$229.0	42.5%
Depreciation and amortization	120.0	115.6	3.8%	113.0	2.3%

Adjusted EBITDA	$598.6	$442.0	35.4%	$342.0	29.2%
Operating margin as a percentage of sales(A)(B):
Grace Davison segment operating income	24.7%	22.2%	2.5 pts	15.9%	6.3 pts
Grace Construction Products segment operating income	9.8%	10.3%	(0.5) pts	11.5%	(1.2) pts
Adjusted EBIT	14.9%	12.2%	2.7 pts	8.1%	4.1 pts
Adjusted EBITDA	18.6%	16.5%	2.1 pts	12.1%	4.4 pts

Analysis of Operations	2011	2010	% Change	2009	% Change
	(In millions, except per share amounts)
Cash flow performance measure:
Net income attributable to W. R. Grace & Co. shareholders	$269.4	$207.1	30.1%	$71.2	190.9%
Chapter 11- and asbestos-related costs, net	44.7	35.3	26.6%	109.9	(67.9)%
Restructuring expenses and related asset impairments	6.9	11.2	(38.4)%	33.4	(66.5)%
Loss (gains) on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	0.4	—	100.0%	(33.9)	100.0%
Divestment expenses	0.4	—	100.0%	—	—
Interest expense and related financing costs	43.3	41.3	4.8%	38.3	7.8%
Interest income of non-Debtor subsidiaries	(1.2)	(1.0)	(20.0)%	(1.4)	28.6%
Provision for income taxes	114.7	32.5	NM	11.5	182.6%

Adjusted EBIT	478.6	326.4	46.6%	229.0	42.5%
Depreciation and amortization	120.0	115.6	3.8%	113.0	2.3%

Adjusted EBITDA	598.6	442.0	35.4%	342.0	29.2%
Defined benefit pension expense	63.4	77.1	(17.8)%	85.6	(9.9)%
Change in net working capital	(114.8)	(11.3)	NM	181.5	(106.2)%
Change in other assets and liabilities	11.1	(25.7)	143.2%	(99.5)	74.2%
Capital expenditures	(141.6)	(112.9)	(25.4)%	(93.8)	(20.4)%

Adjusted Operating Cash Flow	$416.7	$369.2	12.9%	$415.8	(11.2)%

Analysis of Operations	2011	2010	2009
	(In millions)
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$478.6	$326.4	$229.0
Invested Capital:
Trade accounts receivable	473.0	386.1	373.2
Inventories	329.1	259.3	220.6
Accounts payable	(257.6)	(215.6)	(174.2)

	544.5	429.8	419.6
Other current assets	82.6	74.9	64.5
Properties and equipment, net	723.5	702.5	690.1
Goodwill	148.2	125.5	118.6
Investments in unconsolidated affiliate	70.8	56.4	45.7
Other assets	103.3	97.5	100.6
Other current liabilities	(259.6)	(229.1)	(264.5)
Other liabilities	(60.9)	(58.3)	(58.8)

Total invested capital	$1,352.4	$1,199.2	$1,115.8

Adjusted EBIT Return On Invested Capital	35.4%	27.2%	20.5%

Amounts may not add due to rounding.

Note A:	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.
Note B:
Defined benefit pension expense includes all defined benefit pension expense of Grace. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.
NM—Not Meaningful

        The following tables present our sales, gross profit, gross margin, selling, general and administrative expenses, and research and development expenses excluding ART for 2011, 2010 and 2009:

Total Grace—excluding ART	2011	2010	% Change	2009	% Change
	(In millions)
Sales:
North America	$1,041.8	$854.2	22.0%	$878.0	(2.7)%
Europe Middle East Africa	1,260.4	1,052.6	19.7%	1,046.0	0.6%
Asia Pacific	599.3	483.2	24.0%	416.4	16.0%
Latin America	310.4	285.0	8.9%	250.0	14.0%

Total Sales	$3,211.9	$2,675.0	20.1%	$2,590.4	3.3%

Gross profit	$1,158.5	$945.4	22.5%	$882.7	7.1%
Gross margin	36.1%	35.3%	0.8 pts	34.1%	1.2 pts
Selling, general and administrative expenses	$565.2	$511.2	10.6%	$556.2	(8.1)%
Research and development expenses	68.5	$60.3	13.6%	$59.9	0.7%

Grace Davison Operating Segment—excluding ART	2011	2010	% Change	2009	% Change
	(In millions)
Sales:
Refining Technologies	$1,077.5	$742.0	45.2%	$757.5	(2.0)%
Materials Technologies	714.4	673.6	6.1%	606.0	11.2%
Specialty Technologies	428.0	386.1	10.9%	337.3	14.5%

Total Sales	$2,219.9	$1,801.7	23.2%	$1,700.8	5.9%

Gross profit	$826.5	$644.9	28.2%	$565.5	14.0%
Gross margin	37.2%	35.8%	1.4 pts	33.3%	2.5 pts

Grace Overview

        Following is an overview of our financial performance for the years ended December 31, 2011, 2010, and 2009.

Net Sales and Gross Margin

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation. The 2009 numbers have been adjusted to reflect the ART deconsolidation.

	2011 as a Percentage Increase (Decrease) from 2010
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Grace Davison	1.1%	18.9%	3.2%	23.2%
Grace Construction Products	7.7%	3.0%	2.9%	13.6%
Net sales	3.3%	13.7%	3.1%	20.1%
By Region:
North America	3.8%	17.9%	0.3%	22.0%
Europe Middle East Africa	(0.3)%	14.9%	5.1%	19.7%
Asia Pacific	10.4%	9.0%	4.6%	24.0%
Latin America	2.5%	4.2%	2.2%	8.9%

        Sales for 2011 increased 20.1% overall. The sales increase was due to improved pricing (13.7%), higher sales volumes (3.3%), and currency translation (3.1%). Approximately three-fourths of the improved pricing was due to the rare earth surcharges in our Grace Davison Refining Technologies product group, and approximately one-fourth was due to base price increases achieved across all of our businesses. Sales in the emerging regions grew 15.1% and represented 31.6% of our total sales compared with 33.0% in the prior year.

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

        Sales for 2010 increased 3.3% overall and 13.2% in the emerging regions compared with the prior year, excluding sales of the ART joint venture from both periods. The emerging regions represented 33.0% of sales compared with 28.7% in the prior year. As reported, sales were $2,675.0 million compared with $2,825.0 million in the prior year, a decrease of 5.3%. Sales for the prior year include $234.6 million of sales of the ART joint venture deconsolidated in December 2009.

Adjusted EBIT

        Adjusted EBIT increased 46.6% to $478.6 million compared with $326.4 million in the prior year. The increase was primarily due to the increase in sales and improvement in gross margin compared with the prior year. Gross margin was 36.1% compared with 35.3% in the prior year. The increase was primarily due to improved pricing, currency translation, and better operating leverage, partially offset by inflation in certain raw materials.

        Adjusted EBIT for 2010 increased 42.5% compared with the prior year. The increase was primarily due to the increase in sales volumes and the improvement in gross margin. Gross margin was 35.3% compared with 32.7% in the prior year. The improvement was due to better operating leverage and higher prices, partially offset by inflation in certain raw materials, in addition to the effect of the deconsolidation of ART. ART's gross margin is diluted due to the pass through of the cost of metals to customers approximately at cost. Adjusted EBIT margin was 12.2% compared with 8.1% in the prior year.

Grace Net Income

        Grace net income for 2011 was $269.4 million compared with $207.1 million in the prior year. The 30.1% increase was primarily due to improved segment operating income and lower defined benefit pension expense, partially offset by a higher provision for environmental remediation and a higher provision for income taxes. The total provision for environmental remediation was $17.8 million in 2011 compared with $4.5 million in the prior year.

        We recorded a charge of $16.2 million in the 2011 fourth quarter primarily related to our estimate of the cost of required remediation at seven facilities that formerly processed vermiculite concentrate from the Libby mine. During the 2011 fourth quarter, EPA requested that we conduct additional remediation at these seven facilities based on revised risk-based criteria developed by EPA. We performed preliminary evaluations to estimate the cost of remediating these sites based on the revised criteria and recorded an aggregate charge of $16.0 million. It is probable that EPA will request additional remediation at some other facilities. We do not have sufficient information to identify either the sites that might require additional remediation or estimate the cost of any additional remediation. See Note 13 to the Consolidated Financial Statements for additional information regarding our estimated liability for environmental investigation and remediation costs.

        Grace net income for 2010 was $207.1 million compared with $71.2 million in the prior year. The increase was primarily due to improved segment operating income, lower Chapter 11- and asbestos-related costs, net and lower restructuring expenses, partially offset by gains on sales of product lines and other investments in the prior year. Chapter 11- and asbestos-related costs, net are lower in 2010 as the level of Chapter 11 activity has declined subsequent to the completion of the confirmation hearing in January 2010 and as a result of the conclusion of other litigation in 2009.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	2011
	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
	(In millions, except per share amounts)
Diluted Earnings Per Share (GAAP)				$3.57
Restructuring charges and related asset impairments	$6.9	$1.9	$5.0	0.07
Chapter 11- and asbestos-related costs, net	44.7	13.9	30.8	0.41
Loss on sale of product line and divestment expenses	0.8	0.3	0.5	0.01
Discrete tax items:
U.S. federal income tax settlement		1.8	(1.8)	(0.02)
U.S. taxes on repatriated earnings		(1.1)	1.1	0.02
Discrete tax items, including adjustments to uncertain tax positions		8.8	(8.8)	(0.12)

Adjusted EPS (non-GAAP)				$3.94

	2010
	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
	(In millions, except per share amounts)
Diluted Earnings Per Share (GAAP)				$2.78
Restructuring charges and related asset impairments	$11.2	$3.2	$8.0	0.11
Chapter 11- and asbestos-related costs, net	35.3	12.8	22.5	0.30
Discrete tax items:
U.S. federal income tax settlement		16.9	(16.9)	(0.23)
Massachusetts tax settlement		10.0	(10.0)	(0.13)
U.S. taxes on repatriated earnings		(5.6)	5.6	0.08
Discrete tax items, including adjustments to uncertain tax positions		21.2	(21.2)	(0.28)

Adjusted EPS (non-GAAP)				$2.63

	2009
	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
	(In millions, except per share amounts)
Diluted Earnings Per Share (GAAP)				$0.98
Restructuring charges and related asset impairments	$33.4	$8.6	$24.8	0.34
Chapter 11- and asbestos-related costs, net	109.9	32.6	77.3	1.06
Gain on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(33.9)	(11.9)	(22.0)	(0.30)
Discrete tax items, including adjustments to uncertain tax positions		18.2	(18.2)	(0.25)

Adjusted EPS (non-GAAP)				$1.83

Adjusted Operating Cash Flow

        Adjusted operating cash flow for 2011 was $416.7 million compared with $369.2 million in the prior year. Capital expenditures for 2011 were $141.6 million compared with $112.9 million for the prior year. Net working capital days were 59 days for the year compared with 53 days in the prior year. For 2011, higher rare earth costs added approximately $85 million and four days to net working capital.

        Adjusted operating cash flow for 2010 was $369.2 million compared with $415.8 million in the prior year. The prior year benefited from a significant reduction in working capital. Capital expenditures for 2010 were $112.9 million compared with $93.8 million for the prior year. Net working capital days were 53 days in 2010, compared with 52 days in the prior year.

Adjusted EBIT Return On Invested Capital

        Adjusted EBIT Return On Invested Capital in 2011 was 35.4% on a trailing four quarter basis, up from 27.2% on the same basis in 2010 and 20.5% in 2009. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the years ended December 31, 2011, 2010, and 2009.

Net Sales—Grace Davison

        Grace Davison operating segment sales, excluding ART, are reported in the following product groups:

	2011		2010
					2009
		2011 vs. 2010		2010 vs. 2009
	Sales		Sales		Sales
	(In millions)
Refining Technologies*	$1,077.5	45.2%	$742.0	(2.0)%	$757.5
Materials Technologies	714.4	6.1%	673.6	11.2%	606.0
Specialty Technologies	428.0	10.9%	386.1	14.5%	337.3

Total Grace Davison Sales	$2,219.9	23.2%	$1,801.7	5.9%	$1,700.8

*
Grace deconsolidated ART's sales as of December 1, 2009 and now reports its share of ART's income using the equity method.

        Sales of Grace Davison for 2011 increased 23.2% compared with the prior year. The sales increase was primarily due to improved pricing (18.9%), currency translation (3.2%), and higher sales volumes (1.1%). Sales volumes in the emerging regions for 2011 increased approximately 12.7% compared with the prior year period.

        During 2010, the People's Republic of China (PRC) reduced quotas on exports of rare earths, a key raw material in many of the FCC catalysts products of our Refining Technologies product group, resulting in a significant increase in global market prices of rare earths. Rare earth prices increased to approximately $140,000 per metric ton in July 2011 from approximately $8,400 per metric ton prior to the PRC's action. Rare earth prices then declined to approximately $37,500 per metric ton by February 2012. In response to the higher rare earth prices, we took several actions designed to mitigate the effect of high rare earth prices on our business. We implemented rare earth surcharges. We introduced a series of new low- and no- rare earth catalyst formulations designed to reduce the rare earth content of our catalysts while still meeting the performance needs of our customers. We also implemented certain supply chain and manufacturing initiatives designed to reduce the impact of higher rare earth costs on our business. These actions had a significant favorable effect on our Grace Davison sales and segment operating income in 2011, a portion of which we shared with our customers in the form of discounts and rebates. At current rare earth prices, the positive effect on sales of our rare earth surcharges will decrease materially from 2011 levels. We also expect the positive effect on earnings of our supply chain and manufacturing initiatives to decrease materially in 2012.

        On November 18, 2010, we completed the acquisition of Synthetech, a manufacturer of fine chemicals, at a net purchase price of $18.7 million. The acquisition provides us with additional capacity for the manufacture of specialty single-site and polypropylene catalysts used in the production of plastics and adds to our discovery sciences offerings for the pharmaceutical industry, particularly in the area of drug development. Synthetech contributed $8.1 million to Grace Davison 2011 sales or 1.9% to Specialty Technologies sales.

        Sales of Grace Davison for 2010 increased 5.9% compared with the prior year, excluding sales of the ART joint venture from both periods. The sales increase was primarily due to higher sales volumes (6.5%) and improved pricing (1.3%), partially offset by currency translation (1.9%). Sales volumes for 2010 in the emerging regions increased approximately 17.4% compared with the prior year. As reported, sales were $1,801.7 million in 2010, a decrease of 6.9% from the prior year.

        On September 30, 2009, we sold our membranes product line, a component of Grace Davison's Specialty Technologies product group, to a strategic buyer for approximately $22 million and recorded a $19.2 million gain on the sale. The membranes product line manufactured and sold polymer-based membranes used in natural gas separation.

        On November 30, 2009, we completed the sale of a 5% interest in ART, our joint venture with Chevron Products Company. We reduced our 55% interest to 50% to achieve a balanced ownership structure with Chevron. We deconsolidated ART's results from our consolidated financial statements on a prospective basis effective December 1, 2009. Previously, we reported 100% of ART's sales and 55% of ART's income, with 45% of ART's income reported as income attributable to noncontrolling interests. Effective December 1, 2009, we are reporting our investment in ART and our portion of ART's income and dividends using the equity method of accounting. We recorded a gain of $4.8 million from the sale of our 5% interest in ART and the required revaluation of our remaining investment in ART. ART is managed through our Refining Technologies product group.

Refining Technologies

        Sales of catalysts and chemical additives used by petroleum refineries were $1,077.5 million in 2011, an increase of 45.2% compared with the prior year. Sales were favorably affected by improved pricing, including the effects of the rare earth surcharges first implemented in the 2010 fourth quarter, higher sales volumes, new product introductions and currency translation.

        Due to the increase in rare earth prices during 2010 and 2011, we implemented surcharges to recover the higher cost of rare earth and introduced new low- and no- rare earth catalyst formulations to reduce the amount of rare earth used in our products. Together, these actions had a significant favorable effect on our sales. Approximately 80% of our FCC customers had adopted at least one of our new low- or no- rare earth catalyst formulations by the 2011 fourth quarter. Rare earth prices have declined significantly from their peak in the 2011 third quarter, and we expect rare earth prices to remain volatile for the foreseeable future. At current rare earth prices, 2012 sales would be below 2011 sales due to the reduction in rare earth surcharges.

        Sales for 2010 were $742.0 million, a decrease of 2.0% compared with the prior year, excluding sales of the ART joint venture from both periods. Sales were unfavorably affected by currency translation and lower sales volumes, partially offset by improved pricing. As reported, sales decreased 25.2% from the prior year.

        Sales for 2010 were adversely impacted by lower sales volumes in the first half of the year, driven by global economic conditions. The global economy slowed significantly beginning in the fourth quarter of 2008, reducing demand for transportation fuels and negatively affecting sales volumes of our FCC catalysts and additives in 2009. This slowdown continued to impact our Refining Technologies product group until the second half of 2010. In the second half of 2010, volumes increased significantly over the prior year as refinery utilization rates climbed and catalyst addition rates increased, resulting in improved demand for our catalysts and additives.

Materials Technologies

        Sales of engineered materials, coatings and sealants used in industrial and packaging applications were $714.4 million in 2011, an increase of 6.1% compared with the prior year, primarily due to improved pricing and currency translation, partially offset by lower sales volumes. The price increases were implemented to offset rising raw materials costs. Most customers have accepted the new prices; however, we have seen lower sales volumes in some product lines, particularly packaging. Materials Technologies has two broad product lines, silica-based materials and packaging products, and is our most diverse product group in terms of end-use applications and geographies. We view it as our best indicator of the health of the global economy, and we closely monitor its performance for information about changes in customer demand. During 2011, we saw sales volumes increase for silica-based materials, and we added capacity in Latin America and Asia to support growth in renewable fuels and consumer applications.

        Sales for 2010 were $673.6 million, an increase of 11.2% compared with the prior year, primarily due to higher sales volumes and improved pricing, partially offset by currency translation. Sales in this product group were favorably affected by increased customer demand for industrial and consumer goods across all regions, due to the improvement of global economic conditions. As economic conditions improved and we launched new products in 2010, our customers re-built inventory levels of our products from reductions made in 2009.

Specialty Technologies

        Sales of highly specialized catalysts, materials and equipment used in unique or proprietary applications and markets were $428.0 million in 2011, an increase of 10.9% compared with the prior year, primarily due to higher sales volumes, currency translation, and improved pricing.

        Sales of our polypropylene catalysts continued their double-digit growth in 2011 due in part to our relationship with Middle East polypropylene producers who operated at high utilization rates through 2011. Commercial trials for our new polypropylene catalysts began in the 2011 fourth quarter at our recently expanded facilities in Worms, Germany and Albany, Oregon. Our polyethylene catalysts experienced strong growth in 2011 supported by new product introductions and the continued improvement of global economic conditions.

        Sales were $386.1 million in 2010, an increase of 14.5% compared with the prior year primarily due to higher customer demand for new and existing products and improved pricing. Sales from new products and our developing position in the polypropylene segment also contributed to the sales growth.

Segment Operating Income (SOI) and Margin—Grace Davison

        Gross margin for 2011 was 37.2% compared with 35.8% in the prior year. The increase was primarily due to improved pricing, our response to rare earth price increases (see "—Net Sales—Grace Davison") and better operating leverage, partially offset by higher raw material costs. Segment operating income for 2011 increased 37.0% compared with the prior year. The increase was primarily due to improved gross margin, higher sales volumes, and effective control of operating expenses. Segment operating margin increased to 24.7% in 2011.

        Gross margin for 2010 was 35.8% compared with 31.4% in the prior year. The increase was primarily due to the effect of the deconsolidation of ART, higher sales volumes, improved pricing and better operating leverage, partially offset by higher costs for certain raw materials. Segment operating income for 2010 increased 30.0% compared with the prior year. The increase was primarily due to improved gross margin and effective control of operating expenses, partially offset by currency translation. Segment operating margin for 2010 was 22.2% compared with 15.9% in the prior year.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the years ended December 31, 2011, 2010, and 2009.

Net Sales—Grace Construction Products

        Grace Construction Products sales are reported by geographic regions as follows:

	2011		2010		2009
	Sales	2011 vs. 2010	Sales	2010 vs. 2009	Sales
	(In millions)
GCP Americas	$511.6	14.1%	$448.3	(2.2)%	$458.4
GCP Europe*	288.3	8.6%	265.5	(10.5)%	296.6
GCP Asia Pacific	192.1	20.4%	159.5	18.5%	134.6

Total GCP Sales	$992.0	13.6%	$873.3	(1.8)%	$889.6

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by product group:

	2011		2010		2009
	Sales	2011 vs. 2010	Sales	2010 vs. 2009	Sales
	(In millions)
Specialty Construction Chemicals	$654.5	11.5%	$586.8	1.5%	$578.1
Specialty Building Materials	337.5	17.8%	286.5	(8.0)%	311.5

Total GCP Sales	$992.0	13.6%	$873.3	(1.8)%	$889.6

        Sales for 2011 for the Grace Construction Products operating segment, which includes Specialty Construction Chemicals (SCC) products and Specialty Building Materials (SBM) products used in commercial, infrastructure and residential construction, were $992.0 million, up 13.6% from the prior year. The sales increase was primarily due to higher sales volumes (7.7%), improved pricing (3.0%), and currency translation (2.9%).

        In 2011, construction spending remained sluggish in the advanced economies. North America showed modest improvements and demand became more predictable; however, European spending continued to decline and became more volatile, particularly in the second half of the year. Overall, GCP sales for 2011 in advanced economies grew 10.6%.

        Sales for 2011 in the emerging regions increased 20.9% compared with the prior year, and were 30.6% of 2011 GCP sales compared with 28.8% in 2010. Emerging region growth remains strong, especially in Latin America and emerging Asia, where 2011 GCP sales grew 32.8% and 31.9% respectively compared with the prior year. We continue to invest in the emerging regions through acquisitions, and new manufacturing capacity. We expect these investments to expand our global presence and improve our ability to meet growing demand for our products.

        We remain focused on profitability in the advanced economies and growth in the emerging regions. During the 2011 third quarter, we acquired the De Neef Conchem Group, a business that manufactures and develops waterproofing products for the construction industry, at a net purchase price of $55.8 million. The acquisition was part of our ongoing growth strategy, focused on acquiring businesses in high margin segments of the construction industry, opening new manufacturing facilities in the emerging regions, and developing new-to-the-world products for our customers. De Neef contributed approximately 2% to 2011 GCP sales.

        Sales for 2010 were $873.3 million, down 1.8% from the prior year. The sales decrease was primarily due to lower sales volumes (2.5%), partially offset by currency translation (0.6%) and improved pricing (0.1%). Sales for 2010 in the emerging regions increased approximately 9.8%

compared with the prior year and were 28.8% of 2010 GCP sales compared with 25.8% in the prior year. The effect of the 2010 decline in commercial and residential construction starts in the advanced economies more than offset gains from continued product penetration in emerging economies.

        Since 2008 the global economic slowdown has negatively affected global construction activity and the demand for our products. Sales of our SCC products, which are generally the first to show the impact of declining commercial construction activity because they are usually consumed in the early stages of a project, started their decline in 2008. This decline was partly offset by higher sales of our SBM products, which are generally used in the later stages of a project. Sales of both product groups, however, were down in 2009 as global construction activity continued to decline. Sales of SCC products stabilized in 2010 due to growth in the emerging regions, which offset continued declines in certain advanced economies. Sales of SBM products declined further in 2010, reflecting the later use of these products in the building process.

GCP Americas

        Sales to customers in the Americas increased 14.1% in 2011 compared with the prior year due to higher sales volumes, new customers, improved product penetration and improved pricing. Sales increased for both SBM and SCC products.

        Sales in North America increased 10.1% compared with the prior year, primarily due to improved pricing and new high-value infrastructure projects. McGraw Hill reported that U.S. commercial construction starts increased by 3% compared with the prior year but that U.S. infrastructure construction activity decreased by 2% compared with the prior year. Total housing starts in 2011, as measured by the U.S. Census Bureau, increased 3% compared with the prior year.

        Sales in Latin America increased 32.8% compared with the prior year, primarily due to geographic expansion, increased prices, new customers, improved product penetration, and currency translation.

        Sales decreased 2.2% in 2010 compared with the prior year primarily due to weak customer demand for SBM products in North America, partially offset by improved pricing and new product penetration in both North America and Latin America. Sales in North America decreased 6.9% in 2010 compared with the prior year, reflecting volume declines caused by decreased construction activity. Sales in Latin America increased 27.3% in 2010 compared with the prior year primarily due to improved pricing, sales to new customers and improved product penetration, partially offset by currency translation.

GCP Europe

        Sales to customers in Europe, the Middle East, Africa and India increased 8.6% in 2011 compared with the prior year, primarily due to currency translation, improved pricing, and increased sales volumes.

        We continue to operate in a very challenging environment in this region. The uncertainty surrounding the euro, the debt crisis, and unrest in the Middle East has significantly affected construction spending. We do not expect a near-term recovery in European construction activity, especially in Southern Europe. During 2011, we announced a restructuring of our manufacturing operations in Spain. We intend to supply our customers in Spain and Portugal from other facilities.

        Sales decreased 10.5% in 2010 primarily due to continued weak customer demand in Western Europe and United Arab Emirates (especially Dubai), reflecting a significant decline in construction activity in these regions, and the effect of severe winter weather on construction activity in North and Central Europe at the beginning and end of 2010.

GCP Asia Pacific

        Sales to customers in Asia (excluding India and the Middle East), Australia and New Zealand increased 20.4% in 2011 primarily due to higher sales volumes to new and existing customers throughout the region and currency translation. This region consists of advanced and emerging economies and two-thirds of our sales growth came from the emerging economies. Construction activity in each country varies with the strength of the local economy. Much of the growth in construction spending in 2011, 2010, and 2009 has occurred in the emerging regions.

        We have continued to invest in new manufacturing capacity and sales infrastructure in this region during the past three years to expand our presence and build demand for our SCC and SBM products.

        Sales increased in 2010 by $24.9 million, or 18.5% from the prior year primarily due to higher sales volumes to new and existing customers throughout the region.

Segment Operating Income (SOI) and Margin—Grace Construction Products

        Gross margin for 2011 was 33.8% compared with 34.8% in the prior year. The decrease is primarily due to higher raw materials and logistics costs, partially offset by higher prices. Segment operating income for 2011 was $97.3 million, an increase of 8.2% compared with the prior year. The increase in segment operating income was primarily due to higher sales volumes, improved prices, and currency translation, partially offset by higher raw materials costs and higher operating expenses primarily due to the investment in new plants and acquisitions we made in 2010 and 2011.

        Gross margin for 2010 was 34.8% compared with 36.0% in the prior year. The decrease was primarily due to higher raw materials and logistics costs, partially offset by higher prices. Segment operating income for 2010 was $89.9 million, a decrease of 12.2% compared with the prior year. Lower sales and segment operating income were primarily due to continued weak customer demand in North America and Europe and raw material cost inflation, partially offset by increased sales in the emerging regions and cost cutting and restructuring actions taken during the year. Segment operating margin was 10.3% compared with 11.5% in the prior year.

Corporate Overview

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Corporate costs for 2011 increased 19.5% compared with the prior year primarily due to higher performance-based compensation and investment in productivity initiatives.

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

        Defined benefit pension expense was $63.4 million, $77.1 million and $85.6 million for 2011, 2010 and 2009, respectively. The decrease in expense from 2010 to 2011 was primarily due to benefits from an accelerated plan contribution of approximately $180 million made in March 2011 and good plan asset performance in the U.S. in 2010. The decrease in expense from 2009 to 2010 was primarily due to better plan asset performance in the U.S. in 2009 compared to 2008.

        In 2011, approximately 25% of our pension plan participants were active employees; approximately 75% were retired or former employees and more than approximately 35% were retired or former employees of divested businesses. As a result, only $26.9 million, or 42%, of total defined benefit pension expense in 2011 related to current service. Approximately 55%, or $35.1 million, of total defined benefit pension expense resulted from the funded status of our plans and the amortization of accumulated actuarial losses.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	2011	2010	2009
	(In millions)
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$20.0	$17.7	$48.0
Legal defense costs	—	0.1	36.0
Asbestos administration costs	4.5	6.1	7.9
Provision for environmental remediation related to asbestos	16.3	3.7	4.7
D&O insurance costs related to Chapter 11	0.3	3.5	3.3
Chapter 11 financing related(A):
Translation effects—intercompany loans	11.7	25.2	(11.0)
Value of currency forward contracts—intercompany loans	(9.3)	(25.4)	15.9
Certain other currency translation costs, net	1.2	4.3	6.3
Corporate-owned life insurance income, net	—	0.1	(1.2)

Chapter 11- and asbestos-related costs, net	$44.7	$35.3	$109.9

(Note A)	Due to the bankruptcy, Grace has had significant intercompany loans between its non-U.S. subsidiaries and its U.S. debtor subsidiaries that are not related to its operating activities. In addition, Grace has accumulated significant cash during its bankruptcy. We expect that the intercompany loans will be paid when Grace emerges from bankruptcy, and we expect to use the excess cash balances to fund a significant portion of Grace's emergence from bankruptcy. Accordingly, income and expense items related to the intercompany loans and the cash balances are categorized as Chapter 11- and asbestos- related costs, net.

        The increase in Chapter 11- and asbestos-related costs, net, for 2011 compared with 2010 was primarily due to an increase in our provision for environmental remediation partially offset by lower D&O insurance costs related to Chapter 11. During the 2011 fourth quarter, EPA requested that we conduct additional remediation at seven facilities that formerly processed vermiculite concentrate from the Libby mine, based on revised risk-based criteria developed by EPA. We performed preliminary evaluations to estimate the cost of remediating these sites based on the revised criteria and recorded an aggregate charge of $16.0 million. It is probable that EPA will request additional remediation at some other facilities. We do not have sufficient information to identify either the sites that might require additional remediation or the cost of any additional remediation. See Note 13 to the Consolidated Financial Statements for additional information regarding our estimated liability for environmental investigation and remediation costs.

        The decrease in Chapter 11- and asbestos-related costs, net, for 2010 compared with 2009 was primarily due to the conclusion of litigation in 2009, lower Chapter 11-related activity, and a decrease in the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.

        We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.

Interest Expense

        Interest expense increased in 2011 as compared to 2010 and 2009 due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for 2011, 2010 and 2009 were 3.5%, 3.6%, and 3.5%, respectively. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        Income tax expense for 2011, 2010 and 2009 was $114.7 million, $32.5 million and $11.5 million, respectively, on income from consolidated operations before income taxes of $383.5 million, $239.9 million and $92.7 million in 2011, 2010 and 2009, respectively.

        Our 2011 effective tax rate of approximately 30% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $9.3 million from the resolution of uncertain tax positions and the expiration of the statute of limitations in certain domestic and foreign jurisdictions and $17.6 million due to lower taxes in non-U.S. jurisdictions, partially offset by expenses of $1.1 million related to repatriated foreign earnings and $4.7 million related to non-deductible expenses.

        Our 2010 effective tax rate of approximately 14% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $41.4 million from the resolution of uncertain tax positions and the expiration of the statute of limitations in certain domestic and foreign jurisdictions, and $13.8 million due to lower taxes in non-U.S. jurisdictions, partially offset by expenses of $5.6 million related to repatriated foreign earnings.

        Our 2009 effective tax rate of approximately 12% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $20.4 million from the resolution of uncertain tax positions and $13.7 million due to lower taxes in non-U.S. jurisdictions partially offset by a provision of $2.1 million for expense related to repatriated foreign earnings and $5.9 million for nondeductible expenses related to Chapter 11.

        See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2011. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 13 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on December 31, 2011, we would have required less than $600 million of new financing to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities. In preparation for emergence, in 2011, 2010 and 2009 we repatriated approximately $30 million, $116 million and $170 million, respectively, from our non-U.S. subsidiaries to fund payment of bankruptcy claims.

Cash Resources and Available Credit Facilities

        At December 31, 2011, we had available liquidity of $1,088.0 million, consisting of $1,048.3 million in cash and cash equivalents (approximately $796.2 million in the U.S.), and approximately $39.7 million of available liquidity under various non-U.S. credit facilities.

        On March 2, 2010, we terminated our debtor-in-possession (DIP) credit facility and replaced it with a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances. The terminated DIP facility also provided credit support for foreign currency and commodity derivatives. The asset backed arrangement of the DIP facility is now replaced with cash collateral accounts which secure the obligations arising from letters of credit, foreign currency and commodity transactions and derivatives. At December 31, 2011, we held $82.9 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

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

        The following table summarizes our non-U.S. credit facilities as of December 31, 2011:

Credit Facilities	Maximum Borrowing Amount	Available Liquidity	Expiration Date
	(In millions)
Country
Germany	$65.3	$32.7	12/31/13
Other countries	7.0	7.0	Various through 2012

Total	$72.3	$39.7

        We believe that these funds and credit facilities are sufficient to finance our operations and support our business strategy. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$217.0	$327.7	$433.4
Net cash provided by (used for) investing activities	(218.5)	(244.9)	26.1
Net cash provided by (used for) financing activities	39.7	41.5	(41.3)
Effect of currency exchange rate changes on cash and cash equivalents	(5.6)	(1.6)	14.7

Increase in cash and cash equivalents	32.6	122.7	432.9
Cash and cash equivalents, beginning of period	1,015.7	893.0	460.1

Cash and cash equivalents, end of period	$1,048.3	$1,015.7	$893.0

        The decrease in net cash provided by operating activities in 2011 was primarily due to our $180 million accelerated contribution to our U.S. defined benefit pension plans in 2011, partially offset by improved pretax income. Net cash used for investing activities in 2011 includes an increase in capital expenditures and our acquisition of the De Neef Conchem Group, partially offset by a decrease in transfers to restricted cash and cash equivalents compared to the prior year.

        Net cash provided by operating activities in 2010 benefited from improved segment operating income, lower Chapter 11- and asbestos-related costs, net and lower restructuring expenses, offset by a $15.6 million investment in working capital. The prior year benefited from a $149.5 million reduction in working capital. Cash used for investing activities in 2010 includes a transfer of $97.8 million of cash to restricted cash and cash equivalents, and $34.7 million of business acquisitions. The prior year included proceeds of $68.2 million from the termination of life insurance policies, proceeds of $40.6 million from sales of product lines and proceeds of $22.5 million from the sales of investment and debt securities. Net cash provided by financing activities in 2010 increased compared with the prior year primarily due to borrowings under credit agreements and higher proceeds from the exercise of stock options. The prior year included dividends paid to noncontrolling interests in consolidated entities.

Debt and Other Contractual Obligations

        Total debt outstanding at December 31, 2011 was $1,003.0 million, including $415.5 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.3 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2011. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        Set forth below are our contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	Thereafter
	(In millions)
Operating commitments(2)	$241.9	$84.5	$155.5	$1.9
Debt	61.2	57.9	3.3	—
Capital leases	4.1	0.8	3.3	—
Operating leases	61.4	20.6	30.3	10.5
Pension funding requirements per ERISA(3)	242.5	25.9	158.9	57.7
Pension funding requirements for non-U.S. pension plans(4)	66.5	12.3	40.5	13.7

Total Contractual Obligations	$677.6	$202.0	$391.8	$83.8

(1)
Excludes liabilities subject to compromise, as we are not able to determine when these amounts will ultimately be settled. We expect that a large portion of these liabilities will be settled when we emerge from Chapter 11.

(2)
Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs. In November 2010, we entered into an agreement with a supplier to purchase set quantities of certain raw materials, annually, over a three-year period beginning in 2012. The pricing is based on defined terms in the agreement. The agreement is cancelable at our option after the first year subject to cancelation penalties.

(3)
Based on the U.S. qualified pension plans' status as of December 31, 2011, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been included.

(4)
Based on the non-U.S. pension plans' status as of December 31, 2011, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.

        See Note 13 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

        See Note 11 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $12.3 million, $12.4 million and $11.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)			Underfunded Pension Plans(1)			Unfunded Pension Plans(2)
Funded Status of Pension Plans	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In millions)
Projected benefit obligation	$224.0	$196.1	$214.2	$1,217.3	$1,137.4	$1,040.4	$315.9	$282.5	$276.5
Fair value of plan assets	261.1	231.7	250.9	989.3	753.4	668.2	—	—	—

Funded status (PBO basis)	$37.1	$35.6	$36.7	$(228.0)	$(384.0)	$(372.2)	$(315.9)	$(282.5)	$(276.5)

Benefits paid	$(10.2)	$(10.9)	$(10.8)	$(62.1)	$(62.7)	$(61.7)	$(14.4)	$(12.6)	$(12.7)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $37.1 million as of December 31, 2011, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $228.0 million as of December 31, 2011. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $315.9 million at December 31, 2011 is unfunded. The combined balance of the underfunded and unfunded plans was $543.9 million as of December 31, 2011 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.2 million in "other current liabilities"; $407.4 million included in "underfunded and unfunded defined benefit pension plans"; and $123.3 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        At the December 31, 2011 measurement date for the U.S. advance-funded plans, the PBO was approximately $1,171 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 4.50% discount rate as of December 31, 2011) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the U.S. advance-funded plans, approximately 84% are retired or former employees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2011 were approximately $955 million, or approximately $216 million less than the measured obligation.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

Cash Contributions to Defined Benefit Pension Plans	2011	2010	2009
	(In millions)
U.S. advance-funded plans	$245.8	$45.9	$37.8
U.S. pay-as-you-go plans	5.6	5.5	5.3
Non-U.S. advance-funded plans	4.8	4.8	10.8
Non-U.S. pay-as-you-go plans	8.9	7.1	7.5

Total Cash Contributions	$265.1	$63.3	$61.4

        We expect to fund our U.S. advance-funded plans with a minimum of approximately $26 million in 2012. On February 21, 2012, the Bankruptcy Court approved our motion to make an accelerated contribution of up to an additional $83 million in 2012.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $13.7 million to these plans in 2011.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program was $3.6 million in 2011, compared with $4.9 million in 2010. We received Medicare subsidy payments of $1.9 million and $1.4 million in 2011 and 2010, respectively. Our recorded liability for postretirement benefits of $64.6 million at December 31, 2011 is stated at net present value discounted at 4.00%. Under our proposed Joint Plan, these benefits would continue.

Tax Matters

        After emergence from Chapter 11 under our proposed Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions. Upon emergence under the Joint Plan, we would expect future tax deductions in the aggregate of approximately $2.5 billion or more, primarily relating to asbestos, environmental and other payments made at emergence and thereafter. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions when a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2.5 billion of these future deductions could be at risk.

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

Inflation

        We recognize that inflationary pressures may have an adverse effect on the company through higher asset replacement costs and higher raw materials and other operating costs. We try to minimize these impacts through effective control of operating expenses and productivity improvements as well as price increases to customers.

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

Contingent Liabilities

        We have recorded a liability for the resolution of contingencies related to asbestos lawsuits, environmental remediation, income taxes and litigation. We record a liability if we have determined that a loss is probable and we are able to reasonably estimate the amount of the loss or have another reasonable basis for recording a liability. We have determined that each of the contingencies discussed below involves an accounting judgment that is material to our Consolidated Financial Statements.

Asbestos-related Lawsuits

        We are a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. See Notes 2 and 3 to the Consolidated Financial Statements for a discussion of the background and status of the asbestos-related lawsuits, and how we are attempting to resolve them as part of our Chapter 11 proceeding. We have recorded a liability for our asbestos-related obligations as discussed below.

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

        Under the Prior Plan, it is a condition to confirmation that the bankruptcy court shall conclude that the amount necessary to fund all pending and future asbestos personal injury claims and property damage claims (and trust administration costs and expenses) is not greater than $1,613 million (this amount, plus $87 million of pre-petition settlements and judgements, the "Funding Amount"). This amount was based in part on our 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially based estimates of future personal injury claims, (3) the risk of loss from the Zonolite® attic insulation litigation, (4) proposed claim payments reflected in the Prior Plan, and (5) the cost of trust administration and litigation. This condition precedent is the basis for our currently recorded asbestos-related liability.

        Our asbestos-related insurance receivable is directly dependent on the amount and nature of our asbestos-related liability. We estimate the amount of the receivable based on our analysis of coverage remaining under insurance policies for the 1962 to 1985 period, and the terms of settlement agreements in effect with certain insurers.

        As described in Note 2 to the Consolidated Financial Statements, the Joint Plan contemplates that two asbestos trusts would be established under Section 524(g) of the U.S. Bankruptcy Code. All asbestos related personal injury claims would be channeled for resolution to one asbestos trust and all asbestos-related property damage claims would be channeled to another asbestos trust. We expect to measure certain of the forms of consideration that we would use to fund the asbestos trusts under the Joint Plan as follows:

  •
  Warrants—The warrants would be recorded in our Consolidated Financial Statements at fair value on the effective date of the Joint Plan as an increase to warrant liability and a decrease in our asbestos related liability. The value of the warrants would be calculated using inputs such as risk-free borrowing rates, the market price of Grace common stock underlying the warrants and the expected volatility of Grace common stock prices. We estimate that the warrant would have been valued at approximately $272 million and $160 million at December 31, 2011 and 2010 respectively.

  •
  Deferred payments—We would record a liability for the present value of the future cash payments to be made from 2019 to 2033, and a decrease in our asbestos related liability. We would estimate this value using a discount rate that is impacted by many factors including: (i) interest rates; (ii) our credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of our other credit facilities; (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock; and (v) the subordination provisions of the deferred payment agreement. We estimate that the deferred payment obligations would have been valued at approximately $365 million and $379 million at December 31, 2011 and 2010 respectively.

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. We have not adjusted our accounting for asbestos related liabilities to reflect the Joint Plan. In the event that the Joint Plan becomes effective, we will adjust our asbestos-related liabilities to reflect the terms of the Joint Plan, which will result in a gain or a loss. Any future adjustment will ultimately be determined on the effective date of the Joint Plan and will be primarily impacted by the valuations of the warrant and the deferred payment obligations. We expect to adjust our accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. We expect these adjustments may be material to our consolidated financial position and results of operations.

        We provided proforma and prospective financial information for the Joint Plan in the exhibits to the Joint Plan in compliance with the requirements of the U.S. Bankruptcy Code. That proforma and prospective financial information is not included in or incorporated into this Report. We also provided updated pro forma information on March 10, 2010 and February 25, 2011, and we expect to provide further updated pro forma information on or about February 24, 2012.

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

Environmental Remediation

        We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we finance all or a portion of remediation conducted by third parties and at others, we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See disclosure in this Report in Item 1 (Business—Environment, Health and Safety Matters) and in Note 13 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.

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

        Grace operated a vermiculite mine in Libby, Montana until 1990. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. Grace is working in cooperation with EPA to investigate the Libby vermiculite mine and the surrounding bodies of water and forest lands. We do not have sufficient information to estimate the cost of any required remediation of the Libby mine. During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine was processed. We are cooperating with EPA on this reinvestigation. In the 2011 fourth quarter, EPA requested that we conduct additional remediation at seven of these facilities based on revised risk-based criteria developed by EPA. It is probable that EPA will request additional remediation at some other facilities. We do not have sufficient information to identify either the sites that might require additional remediation or estimate the cost of any additional remediation. We will evaluate our estimated remediation liability for other sites as we receive additional information from EPA. Our estimates of our environmental remediation obligations do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that our ultimate liability for environmental remediation will exceed our current estimates by material amounts.

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

Goodwill

        We review our goodwill for impairment on an annual basis at October 31 and whenever events or a change in circumstances indicate that the carrying amount may not be fully recoverable. We test our goodwill for impairment at the reporting unit level which is one level below an operating segment. Our Grace Davison operating segment has five reporting units for goodwill impairment testing referred to as Refining Technology, Hydroprocessing, Materials & Packaging Technologies, Specialty Catalysts and Discovery Sciences. Our GCP operating segment has three reporting units referred to as GCP Americas, GCP Europe and GCP Asia.

        We adopted ASU 2011-08 in the 2011 fourth quarter. This update is intended to simplify how entities test goodwill for impairment, by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform additional quantitative analysis to evaluate if goodwill is impaired at the testing date. We performed a qualitative analysis for all of our reporting units with the exception of GCP Europe. We elected to perform additional quantitative analysis on our GCP Europe reporting unit based on the continuing economic uncertainty in the region. We estimated the fair value of our GCP Europe reporting unit utilizing a combination of the market approach and the income approach. Under the market approach, we apply estimated valuation multiples derived from benchmark companies to our operating data. Under the income approach, we estimated the discounted future cash flows for GCP Europe. Key assumptions that we use in the income approach are: (a) expected future cash flows into perpetuity (including an estimate of terminal value); (b) growth assumptions based on anticipated future growth rates and (c) discount rates based on analysis of peer companies.

        Based on the results of our October 31, 2011 analysis, there was no indication of impairment for any of our reporting units.

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

        In order to estimate our pension and other postretirement benefits expenses and liabilities we evaluate the range of possible assumptions to be used in the calculation of pension and other postretirement benefits expenses and liabilities. We select the assumptions that we believe to be most indicative of factors such as participant demographics, past experiences and market indices, and provide the assumptions to independent actuaries. These assumptions are updated annually and primarily include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase. The independent actuaries review our assumptions for reasonableness, and use the assumptions to calculate our estimated liability and future pension expense. We review the actuarial reports for reasonableness and adjust our expenses, assets and liabilities to reflect the amounts calculated in the actuarial reports.

        On a quarterly basis, we analyze the rollforward of pension assets and pension liabilities along with the resulting funded status to ensure that the Consolidated Balance Sheets reflect an updated estimate of these measures each period. Funded status is adjusted for actual contributions, benefit payments, return on assets and other identifiable and material actuarial changes. Discount rates are also evaluated for reasonableness each period.

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

        We selected the expected return on plan assets for the U.S. qualified pension plans for 2011 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.

        The following table reflects the sensitivity of 2012 pre-tax expense and our year-end projected benefit obligation, or PBO, to a change in the discount rate and expected rate of return on plan assets assumptions for the U.S. pension plans:

Change in Assumption	Effect on 2012 Pre-Tax Pension Expense	Effect on December 31, 2011 PBO
	(In millions)
25 basis point decrease in discount rate	$1	$33
25 basis point increase in discount rate	(1)	(33)
25 basis point decrease in expected return on plan assets	2	—
25 basis point increase in expected return on plan assets	(2)	—

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

        Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided for such deferred tax assets. As of December 31, 2011, we have recorded net deferred tax assets before valuation allowances of $906.6 million and a valuation allowance on net deferred tax assets of $100.8 million, of which $100.0 million is related to state deferred tax assets and $0.8 million to foreign net operating losses. The net deferred tax assets were $805.8 million.

        We considered forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate, as well as prudent and feasible tax planning strategies in assessing the need for a valuation allowance. We concluded that a valuation allowance is not required with respect to U.S. federal deferred tax assets of $779.7 million because we believe we will have sufficient U.S. taxable income after emergence from bankruptcy to realize all future available tax deductions prior to their expiration. If federal taxable income is lower than expected and we were to determine that we would be unable to realize a portion of our net federal deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be expensed to earnings in the period such determination was made.

        We also considered the need for a valuation allowance on state deferred tax assets. We concluded that a full valuation allowance is appropriate with respect to such tax assets since substantially more taxable income must be generated within a shorter period of time to utilize the U.S. state deferred tax assets than is required to utilize the U.S. federal deferred tax assets because of existing state NOLs. Approximately $5 billion in taxable income must be generated to utilize the U.S. state deferred tax assets whereas approximately $2 billion is required to utilize U.S. federal deferred tax assets. Moreover, state carry forward periods are generally shorter than the federal 20-year period. If state taxable income is higher than expected and we were to determine that we would be able to realize a portion of our net state deferred tax assets in the future, for which there is currently a valuation allowance, an adjustment to the net deferred tax assets would be a benefit to earnings in the period such determination was made.

Recent Accounting Pronouncements

        See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

 W. R. GRACE & CO. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2011

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$8.7	$2.9	$(2.0)	$0.2	$9.8
Valuation allowance for deferred tax assets(2)	104.6	(3.8)	—	—	100.8
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	144.0	17.8	(11.8)	(0.1)	149.9
Reserves for retained obligations of divested businesses	33.9	(0.6)	0.4	—	33.7

For the Year Ended December 31, 2010

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$9.6	$2.1	$(3.1)	$0.1	$8.7
Valuation allowance for deferred tax assets(2)	107.8	(3.2)	—	—	104.6
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	148.4	4.5	(8.0)	(0.9)	144.0
Reserves for retained obligations of divested businesses	36.2	(2.0)	(0.3)	—	33.9

 For the Year Ended December 31, 2009

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.7	$4.3	$(1.3)	$(0.1)	$9.6
Valuation allowance for deferred tax assets	132.0	(9.1)	(15.1)	—	107.8
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	152.2	4.4	(7.7)	(0.5)	148.4
Reserves for retained obligations of divested businesses	35.1	1.4	(0.3)	—	36.2

(1)
Various miscellaneous adjustments against reserves and effects of currency translation.

(2)
The reductions in the valuation allowance during 2011, 2010 and 2009 are primarily related to the utilization and expiration of state net operating losses.