Form 10-Q
period 2012-03-31
W R GRACE & CO
filed 2012-05-04
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 par value per share	74,618,460 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W.R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLC

McLean, Virginia
May 4, 2012

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2012	2011
Net sales	$754.4	$695.7
Cost of goods sold	477.3	443.3

Gross profit	277.1	252.4
Selling, general and administrative expenses	136.6	129.9
Restructuring expenses and related asset impairments	3.0	0.2
Research and development expenses	16.5	15.6
Defined benefit pension expense	18.8	16.5
Interest expense and related financing costs	11.3	10.4
Provision for environmental remediation	0.6	0.2
Chapter 11 expenses, net of interest income	4.5	5.8
Equity in earnings of unconsolidated affiliate	(5.7)	(3.5)
Other income, net	(0.6)	(2.2)

Total costs and expenses	185.0	172.9

Income before income taxes	92.1	79.5
Provision for income taxes	(30.8)	(25.5)

Net income	61.3	54.0
Less: Net loss (income) attributable to noncontrolling interests	(0.4)	0.2

Net income attributable to W. R. Grace & Co. shareholders	$60.9	$54.2

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.82	$0.74
Weighted average number of basic shares	74.3	73.2
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.80	$0.72
Weighted average number of diluted shares	76.4	75.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Net income	$61.3	$54.0

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	10.1	13.2
Currency translation adjustments	6.2	1.8
Gain (loss) from hedging activities, net of income taxes	(0.1)	0.7

Total other comprehensive income attributable to W. R. Grace & Co. shareholders	16.2	15.7
Total other comprehensive income attributable to noncontrolling interests	0.1	—

Total other comprehensive income	16.3	15.7

Comprehensive income	$77.6	$69.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
OPERATING ACTIVITIES
Net income	$61.3	$54.0
Reconciliation to net cash used for operating activities:
Depreciation and amortization	29.4	29.2
Equity in earnings of unconsolidated affiliate	(5.7)	(3.5)
Dividends received from unconsolidated affiliate	5.2	—
Chapter 11 expenses, net of interest income	4.5	5.8
Chapter 11 expenses paid	(3.2)	(3.8)
Provision for income taxes	30.8	25.5
Income taxes paid, net of refunds	(8.0)	(23.9)
Interest accrued on pre-petition liabilities subject to compromise	9.9	9.5
Restructuring expenses and related asset impairments	3.0	0.2
Payments for restructuring expenses and related asset impairments	(2.2)	(1.9)
Defined benefit pension expense	18.8	16.5
Payments under defined benefit pension arrangements	(113.7)	(207.3)
Provision for environmental remediation	0.6	0.2
Expenditures for environmental remediation	(4.4)	(2.4)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	11.1	(37.8)
Inventories	(26.1)	(38.5)
Accounts payable	(1.2)	45.4
All other items, net	(41.8)	(47.6)

Net cash used for operating activities	(31.7)	(180.4)

INVESTING ACTIVITIES
Capital expenditures	(25.0)	(23.4)
Transfer to restricted cash and cash equivalents	(3.0)	(0.6)
Other investing activities	—	(0.1)

Net cash used for investing activities	(28.0)	(24.1)

FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements	0.9	(3.2)
Proceeds from exercise of stock options	12.0	1.9
Other financing activities	1.7	1.6

Net cash provided by financing activities	14.6	0.3

Effect of currency exchange rate changes on cash and cash equivalents	5.0	7.9

Decrease in cash and cash equivalents	(40.1)	(196.3)
Cash and cash equivalents, beginning of period	1,048.3	1,015.7

Cash and cash equivalents, end of period	$1,008.2	$819.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,008.2	$1,048.3
Restricted cash and cash equivalents	139.6	136.5
Trade accounts receivable, less allowance of $8.2 (2011—$8.1)	458.0	461.8
Accounts receivable—unconsolidated affiliate	13.7	11.2
Inventories	358.5	329.1
Deferred income taxes	68.7	66.5
Other current assets	86.5	93.0

Total Current Assets	2,133.2	2,146.4
Properties and equipment, net of accumulated depreciation and amortization of $1,758.2 (2011—$1,722.7)	726.8	723.5
Goodwill	150.4	148.2
Deferred income taxes	735.0	759.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	33.3	37.1
Investment in unconsolidated affiliate	76.4	70.8
Other assets	104.9	108.6

Total Assets	$4,460.0	$4,494.0

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$59.1	$57.9
Debt payable—unconsolidated affiliate	3.5	3.4
Accounts payable	259.1	257.1
Accounts payable—unconsolidated affiliate	4.5	0.5
Other current liabilities	291.1	314.0

Total Current Liabilities	617.3	632.9
Debt payable after one year	3.0	3.3
Debt payable—unconsolidated affiliate	19.4	18.3
Deferred income taxes	19.1	19.8
Underfunded and unfunded defined benefit pension plans	293.5	407.4
Other liabilities	45.6	49.1

Total Liabilities Not Subject to Compromise	997.9	1,130.8
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	949.5	941.8
Income tax contingencies	70.3	69.3
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	146.3	149.9
Postretirement benefits	184.3	185.2
Other liabilities and accrued interest	152.3	149.5

Total Liabilities Subject to Compromise	3,202.7	3,195.7

Total Liabilities	4,200.6	4,326.5

Commitments and Contingencies—Note 10
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2012—74,569,101 (2011—73,886,050)	0.7	0.7
Paid-in capital	479.1	472.9
Retained earnings	362.0	301.1
Treasury stock, at cost: shares: 2012—2,410,659 (2011—3,093,710)	(28.7)	(36.8)
Accumulated other comprehensive loss	(562.3)	(578.5)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	250.8	159.4
Noncontrolling interests	8.6	8.1

Total Equity (Deficit)	259.4	167.5

Total Liabilities and Equity (Deficit)	$4,460.0	$4,494.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)
Net income (loss)	—	54.2	—	—	(0.2)	54.0
Stock plan activity	1.1	—	2.2	—	—	3.3
Other comprehensive income	—	—	—	15.7	—	15.7

Balance, March 31, 2011	$457.7	$85.9	$(43.7)	$(502.4)	$6.7	$4.2

Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5
Net income	—	60.9	—	—	0.4	61.3
Stock plan activity	6.2	—	8.1	—	—	14.3
Other comprehensive income	—	—	—	16.2	0.1	16.3

Balance, March 31, 2012	$479.8	$362.0	$(28.7)	$(562.3)	$8.6	$259.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

        W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through three operating segments: Grace Catalysts Technologies, which includes catalysts and related products used in refining, petrochemical and other chemical manufacturing applications; Grace Materials Technologies, which includes packaging technologies and engineered materials, used in consumer, industrial, and pharmaceutical applications and; Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction.

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

        Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2011 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.

        The results of operations for the three-month interim period ended March 31, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012.

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

        Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters and litigation (see Notes 2 and 3), income taxes (see Note 7), and environmental remediation (see Note 10);

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

        Effect of New Accounting Standards—In May 2011, the FASB issued ASU 2011-04 "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". This update provides additional guidance and expands the disclosure requirements related to certain aspects of fair value measurement, primarily affecting financial instruments and Level 3 assets. The new disclosures and clarifications of existing disclosures are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years; early adoption is not permitted. Grace adopted this standard for the first quarter of 2012 and it did not have a material effect on the Consolidated Financial Statements.

        In June 2011, the FASB issued ASU 2011-05 "Presentation of Comprehensive Income". This update is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". This update defers certain paragraphs of ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. Grace will continue

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

to report its Consolidated Statements of Comprehensive Income as a separate financial statement; however, it has been moved to immediately follow the Consolidated Statements of Operations to comply with the updates that have not been deferred. Grace will adopt the deferred updates to this standard when they become applicable and does not expect them to have a material effect on the Consolidated Financial Statements.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein (as amended to date, the "Joint Plan"). The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan. On January 31, 2012, the United States District Court for the District of Delaware (the "District Court") issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. Appeals have been filed and further appeals may be filed challenging the District Court order confirming the Joint Plan. The resolution of any such appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11. In order for the Joint Plan to become effective, all conditions to the effective date set forth in the Joint Plan must be satisfied or waived.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        The Joint Plan assumes that Cryovac, Inc. ("Cryovac"), a wholly owned subsidiary of Sealed Air Corporation ("Sealed Air"), will fund the PI Trust and the PD Trust with an aggregate of: (i) $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002); and (ii) 18 million shares (reflecting a two-for-one stock split) of common stock of Sealed Air, pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac, as further described below (the "Sealed Air Settlement"). The value of the Sealed Air Settlement changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Joint Plan also assumes that Fresenius AG ("Fresenius") will fund the PI Trust and the PD Trust with an aggregate of $115.0 million pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Fresenius, as further described below (the "Fresenius Settlement"). The Sealed Air Settlement and the Fresenius Settlement have been approved by the Bankruptcy Court but remain subject to the fulfillment of specified conditions.

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the District Court. All classes of creditors entitled to vote accepted the Joint Plan in May 2009. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. Objections to the Joint Plan have generally related to demands for interest at rates higher than provided for in the Joint Plan,

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan and overruling all objections. On January 31, 2012, the District Court issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. In order for the Joint Plan to become effective, all conditions for effectiveness set forth in the Joint Plan must be satisfied or waived.

        Agreements have been reached among Grace, the PI Committee, BNSF railroad and the representatives of Libby, Montana, asbestos personal injury claimants to settle certain objections to the Joint Plan. The agreements are subject to the approval of the Bankruptcy Court. Pursuant to the agreements, the objections to the Joint Plan by the Libby claimants and BNSF would be settled, and those parties would forego any further appeals to the confirmation of the Joint Plan. Among the items covered in the agreements is a requirement for Grace to transfer responsibility for the current Grace-operated Libby Medical Program to a locally administered trust (whose formation is subject to the approval of a Montana court), and to fund the trust with a one-time payment of $19.5 million. Payments to Libby claimants under the Joint Plan are not affected by the Grace-Libby agreement. Grace expects to record an expense of $19.5 million when the necessary court approvals are obtained.

        Appeals have been filed and further appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. Such appeals may take a significant period of time to resolve and, while they are pending, certain conditions to the effectiveness of the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement and the availability of the third-party funding that Grace requires to fund the Joint Plan, might not be satisfied. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective, which could have a material effect on the terms and timing of Grace's emergence from Chapter 11. In that instance, and if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under a different plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock would be significantly affected by the amount of Debtors' asbestos-related liability established under a different plan of reorganization.

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

        The ZAI PD account would be funded as follows (the "ZAI Assets"):

  •
  $30 million in cash plus interest from April 1, 2009 to the effective date of the Joint Plan, to be paid by Cryovac and Fresenius (the "ZAI Initial Payment").

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

        Approximately 6,685 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of March 31, 2012, approximately 255 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos, non-employee related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related personal injury. As of March 31, 2012, of the approximately 3,300 of these claims filed, approximately 120 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of March 31, 2012, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of March 31, 2012 an additional 1,310 U.S. ZAI PD Claims were filed. Under the Canadian ZAI

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by December 31, 2009. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2012, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at March 31, 2012, was $1,305 million comprised of $115 million in cash from Fresenius and $1,190 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

        Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2012	December 31, 2011
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	914.6	907.3
Environmental contingencies	146.3	149.9
Unfunded special pension arrangements	129.5	129.0
Income tax contingencies	70.3	69.3
Postretirement benefits other than pension	64.1	64.6
Drawn letters of credit plus accrued interest	34.9	34.5
Accounts payable	31.3	31.3
Retained obligations of divested businesses	29.0	28.4
Other accrued liabilities	92.0	89.8
Reclassification to current liabilities(1)	(9.3)	(8.4)

Total Liabilities Subject to Compromise	$3,202.7	$3,195.7

(1)
As of March 31, 2012 and December 31, 2011, approximately $9.3 million and $8.4 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2012.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(364.9)
Expense/(income) items:
Interest on pre-petition liabilities	519.5
Employee-related accruals	115.2
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	352.7
Provision for income tax contingencies	(98.8)
Balance sheet reclassifications	(35.0)

Balance, end of period	$3,202.7

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the three months ended March 31, 2012 and 2011 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their court filings in April 2011, they asserted was approximately $140 million greater than the interest currently accrued and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court and the District Court have overruled this assertion and the general unsecured creditors that hold pre-petition bank debt have appealed these rulings to the appellate court.

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

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2012	2011
Legal and financial advisory fees	$4.7	$6.0
Interest income	(0.2)	(0.2)

Chapter 11 expenses, net of interest income	$4.5	$5.8

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Three Months Ended March 31,
(In millions) (Unaudited)	2012	2011
Net sales, including intercompany	$364.3	$314.3

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	226.0	183.2
Selling, general and administrative expenses	67.5	65.2
Defined benefit pension expense	13.5	11.6
Depreciation and amortization	16.5	16.9
Chapter 11 expenses, net of interest income	4.5	5.8
Research and development expenses	9.3	9.0
Interest expense and related financing costs	10.3	9.8
Restructuring expenses	2.4	0.2
Provision for environmental remediation	0.4	—
Other income, net	(12.6)	(14.0)

	337.8	287.7

Income before income taxes and equity in net income of non-filing entities	26.5	26.6
Provision for income taxes	(10.0)	(10.7)

Income before equity in net income of non-filing entities	16.5	15.9
Equity in net income of non-filing entities	44.4	38.3

Net income attributable to W. R. Grace & Co. shareholders	$60.9	$54.2

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Three Months Ended March 31,
(In millions) (Unaudited)	2012	2011
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$60.9	$54.2
Reconciliation to net cash used for operating activities:
Depreciation and amortization	16.5	16.9
Equity in net income of non-filing entities	(44.4)	(38.3)
Provision for income taxes	10.0	10.7
Income taxes paid, net of refunds	(0.2)	(15.4)
Defined benefit pension expense	13.5	11.6
Payments under defined benefit pension arrangements	(110.7)	(204.5)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	6.3	(21.6)
Inventories	11.5	(16.5)
Accounts payable	(23.9)	24.2
All other items, net	(23.0)	(13.3)

Net cash used for operating activities	(83.5)	(192.0)

Investing Activities
Capital expenditures	(15.7)	(13.3)
Transfer to restricted cash and cash equivalents	(6.9)	—
Other	—	0.2

Net cash used for investing activities	(22.6)	(13.1)

Net cash provided by (used for) financing activities	12.9	(1.3)

Net decrease in cash and cash equivalents	(93.2)	(206.4)
Cash and cash equivalents, beginning of period	788.6	787.2

Cash and cash equivalents, end of period	$695.4	$580.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$695.4	$788.6
Restricted cash and cash equivalents	89.8	82.9
Trade accounts receivable, net	119.2	125.5
Accounts receivable—unconsolidated affiliate	13.2	10.2
Receivables from non-filing entities, net	150.4	143.1
Inventories	148.5	160.0
Other current assets	62.5	67.3

Total Current Assets	1,279.0	1,377.6
Properties and equipment, net	418.0	418.8
Deferred income taxes	721.9	752.7
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	371.9	362.3
Investment in non-filing entities	369.4	333.6
Investment in unconsolidated affiliate	76.4	70.8
Other assets	60.6	63.7

Total Assets	$3,797.2	$3,879.5

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $7.5 due to unconsolidated affiliate) (2011—$3.5)	$212.6	$250.7
Underfunded defined benefit pension plans	75.9	215.5
Other liabilities (including $19.4 due to unconsolidated affiliate) (2011—$18.3)	55.1	58.1

Total Liabilities Not Subject to Compromise	343.6	524.3
Liabilities Subject to Compromise	3,202.7	3,195.7

Total Liabilities	3,546.3	3,720.0
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	250.8	159.4
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity (Deficit)	250.9	159.5

Total Liabilities and Equity (Deficit)	$3,797.2	$3,879.5

        In addition to Grace's financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. These statements and schedules are not audited and do not purport to represent the financial position or results of operations of Grace on a consolidated basis.

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The March 31, 2003 claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of March 31, 2012, approximately 430 PD Claims subject to the March 31, 2003 claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.6 million.

        Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, 10 lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, all of these cases have been stayed.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date, and as of March 31, 2012 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 13,100 Canadian ZAI PD Claims were filed by December 31, 2009.

        As described in Note 2, in November 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos-related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at March 31, 2012, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

        Personal Injury Litigation    Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Historically, Grace's cost to resolve such claims has been influenced by numerous variables, including the nature of the disease alleged, product identification, proof of exposure to a Grace product, negotiation factors, the solvency of other former producers of asbestos-containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

        As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and March 31, 2012 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of March 31, 2012 and December 31, 2011, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of pre-petition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

Any such adjustment will ultimately be determined on the effective date of the Joint Plan and will be primarily impacted by the valuations of the warrant and the deferred payment obligations.

  •
  The warrant to acquire 10 million shares of the Company's common stock for $17 per share will be valued on the effective date of the Joint Plan using a Black-Scholes valuation model. Inputs to this model include the risk free interest rate, the volatility of equity value and the per share price of company stock. The Company estimates that the warrant would have been valued at approximately $383 million and $272 million at March 31, 2012 and December 31, 2011, respectively.

  •
  The deferred payment obligation of $110 million per year for five years beginning January 2, 2019 and of $100 million per year for ten years beginning January 2, 2024 will be recorded at fair value on the effective date of the Joint Plan. The value of these payment obligations is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments, (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock; and (v) the subordination provisions of the deferred payment agreement. The Company estimates that the deferred payment obligations would have been valued at approximately $398 million and $365 million at March 31 2012 and December 31, 2011, respectively.

        Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        Appeals have been filed and further appeals may be filed in the federal appellate court challenging the District Court order confirming the Joint Plan. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may not become effective. In that case, if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

        As of March 31, 2012, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

Notes to Consolidated Financial Statements (Continued)

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2012 and December 31, 2011:

(In millions)	March 31, 2012	December 31, 2011
Raw materials	$83.7	$63.1
In process	70.6	48.7
Finished products	171.6	185.9
Other	32.6	31.4

	$358.5	$329.1

5. Debt

Components of Debt

(In millions)	March 31, 2012	December 31, 2011
Debt payable within one year	$59.1	$57.9

Debt payable after one year	$3.0	$3.3

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	414.6	407.3
Drawn letters of credit	26.3	26.3
Accrued interest on drawn letters of credit	8.6	8.2

	$949.5	$941.8

Weighted average interest rates on total debt	3.5%	3.5%

        At March 31, 2012, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $59.1 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At March 31, 2012, the carrying value of Grace's bank debt subject to compromise plus interest was $949.5 million. The estimated fair value of the bank debt approximates the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

6. Fair Value Measurements and Risk

        Certain of Grace's assets and liabilities are reported at fair value. ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace uses principal market data, whenever available, to value assets and liabilities that are required to be reported at fair value.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At March 31, 2012, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2013. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2012, the contract volume, or notional amount, of the commodity contracts was 3.7 million MMBtu (million British thermal units) with a total contract value of $13.8 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until March 2013. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2012, the contract volume, or notional amount, of the commodity contracts was 3.0 million pounds with a total contract value of $3.1 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of March 31, 2012, the total notional amount related to the remaining outstanding currency forward contracts was €245.6 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$12.4	$—	$12.4	$—
Commodity derivatives	—	—	—	—

Total Assets	$12.4	$—	$12.4	$—

Liabilities
Currency derivatives	$0.5	$—	$0.5	$—
Commodity derivatives	4.5	—	4.5	—

Total Liabilities	$5.0	$—	$5.0	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2011 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$20.4	$—	$20.4	$—
Commodity derivatives	—	—	—	—

Total Assets	$20.4	$—	$20.4	$—

Liabilities
Currency derivatives	$0.5	$—	$0.5	$—
Commodity derivatives	3.8	—	3.8	—

Total Liabilities	$4.3	$—	$4.3	$—

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at March 31, 2012 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$4.5
Currency contracts	Other current assets	0.3	Other current liabilities	0.1
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	6.3	Other current liabilities	0.4
Currency contracts	Other assets	5.8	Other liabilities	—

Total derivatives		$12.4		$5.0

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2011 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$3.8
Currency contracts	Other current assets	—	Other current liabilities	0.4
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	13.1	Other current liabilities	0.1
Currency contracts	Other assets	7.3	Other liabilities	—

Total derivatives		$20.4		$4.3

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three months ended March 31, 2012 and 2011:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.2	Cost of goods sold	$(0.2)
Commodity contracts	(2.8)	Cost of goods sold	(2.2)

Total derivatives	$(2.6)		$(2.4)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(8.9)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	0.1	Cost of goods sold	(0.9)

Total derivatives	$0.2		$(0.9)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(16.5)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at March 31, 2012 and December 31, 2011.

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

7. Income Taxes

        As of March 31, 2012, the income tax provision on 2012 forecasted income before discrete items was estimated to be 33.3% as compared to 32.5% for the same period in the prior year.

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

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007 - 2009	2010 - 2011
United States—State	1997 - 2009	2010 - 2011
Germany	2006 - 2008	2009 - 2011
United Kingdom	None	2006 - 2011
Italy	None	2007 - 2011
France	None	2008 - 2011
Canada	None	2005 - 2011

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $41.4 million to $73.0 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $7.3 million.

  2.
  As a result of expected statute of limitations expirations and the resolution of examination issues and settlements with U.S. federal, state and foreign tax authorities, it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next 12 months by up to $6.6 million.

        In December 2010, Grace and the Commissioner of the Department of Revenue for the Commonwealth of Massachusetts entered into a settlement agreement resolving all claims for pre-petition taxes and interest for the taxable years 1990 through 1999 for $15.0 million. The settlement was approved by the U.S. Bankruptcy Court, and Grace made the payment to the Commonwealth of Massachusetts in January 2011.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $9.4 million ($7.2 million net of applicable tax benefits) and $8.8 million ($6.9 million net of applicable tax benefits) as of March 31, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	March 31, 2012	December 31, 2011
Overfunded defined benefit pension plans	$33.3	$37.1

Underfunded defined benefit pension plans	(90.3)	(228.0)
Unfunded defined benefit pension plans	(203.2)	(179.4)

Total underfunded and unfunded defined benefit pension plans	(293.5)	(407.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(123.7)	(123.3)
Pension liabilities included in other current liabilities	(13.7)	(13.2)

Net funded status	$(397.6)	$(506.8)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $33.3 million as of March 31, 2012, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $430.9 million as of March 31, 2012 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.7 million in "other current liabilities"; $293.5 million included in "underfunded and unfunded defined benefit pension plans", of which $90.3 million relates to underfunded plans and $203.2 million relates to unfunded plans; and $123.7 million in "liabilities subject to compromise."

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 4.50% as of December 31, 2011 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2012, Grace did not change the discount rate for the U.S. qualified pension plans from the 4.50% rate in effect at December 31, 2011. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2011. Based on review of the yield curve analyses for these plans as of March 31, 2012, Grace changed the discount rate for Germany from 4.50% at December 31, 2011 to 3.75% at March 31, 2012, and for Canada from 5.25% at December 31, 2011 to 4.75% at March 31, 2012. Grace did not change the discount rate for the United Kingdom from the 4.75% rate in effect at December 31, 2011. The funded status as of March 31, 2012 reflects an increase in total liabilities of approximately $22 million as compared to December 31, 2011, resulting from the change in discount rates.

        Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

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

        For 2012 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 9.50%. The rate of increase is assumed to decrease gradually to 5% through 2020 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2012			2011
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.5	$2.3	$0.1	$4.7	$2.2	$0.1
Interest cost	14.2	5.5	0.6	15.3	5.6	0.8
Expected return on plan assets	(15.0)	(3.7)	—	(16.5)	(4.0)	—
Amortization of prior service cost	0.2	—	—	0.3	—	—
Amortization of net deferred actuarial loss	8.6	1.2	0.2	7.8	1.1	0.1

Net periodic benefit cost	$13.5	$5.3	$0.9	$11.6	$4.9	$1.0

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On February 21, 2012, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $26 million and an accelerated contribution of up to $83 million in 2012. In that regard, Grace contributed approximately $109 million in the first quarter of 2012 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three months ended March 31, 2012 was $3.4 million compared with $3.1 million for the prior-year period.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

(In millions)	March 31, 2012	December 31, 2011
Other Assets
Patents, licenses and other intangible assets, net	$68.9	$70.6
Deferred charges	20.8	21.3
Fair value of currency forward contracts	5.8	7.3
Other assets	9.4	9.4

	$104.9	$108.6

Other Current Liabilities
Accrued compensation	$69.1	$97.8
Income tax payable	59.0	48.3
Customer volume rebates	28.3	35.3
Accrued commissions	6.7	10.6
Accrued Chapter 11 reorganization expenses	6.7	5.5
Fair value of currency forward and commodity contracts	5.0	4.3
Deferred tax liability	0.3	0.3
Other accrued liabilities	116.0	111.9

	$291.1	$314.0

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

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

Estimated Investigation and Remediation Costs

        At March 31, 2012, Grace's estimated liability for environmental investigation and remediation costs totaled $147.5 million, compared with $151.2 million at December 31, 2011. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. Net cash expenditures charged against previously established reserves for the three months ended March 31, 2012 and 2011 were $4.4 million and $2.4 million, respectively.

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

        During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine was processed. Grace is cooperating with EPA on this reinvestigation. During the 2011 fourth quarter, EPA requested that Grace conduct additional remediation at seven of these facilities based on revised risk-based criteria developed by EPA. It is probable that EPA will request additional remediation at other facilities. Grace does not have sufficient information to identify either the sites that might require additional remediation or the cost of any additional remediation. Grace will continue to monitor EPA reinvestigation of the remaining sites and assess any information received from EPA. A liability will be recorded in the future should the Company determine that an obligation is probable and reasonably estimable.

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2012 and December 31, 2011 was $64.6 million and $67.2 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation or otherwise, which may be material but are not currently estimable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.

  Non-Vermiculite Related Matters

        At March 31, 2012 and December 31, 2011, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $82.9 million and $84.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

Multi-Site Settlement

        EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding bodies of water and forest lands. Grace is working in cooperation with EPA to investigate these areas. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2012, Grace had gross financial assurances issued and outstanding of $250.8 million, composed of $106.2 million of surety bonds issued by various insurance companies and $144.6 million of standby letters of credit and other financial assurances issued by various banks; $80.3 million of these financial assurances have been issued under the letter of credit facility.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2012.

11. Restructuring Expenses and Related Asset Impairments

        In the first quarter of 2012, Grace took cost reduction and restructuring actions as a result of the realignment of the businesses and corporate structure. Grace incurred $3.0 million ($0.7 million in Construction Products, $0.5 million in Materials Technologies, $0.3 million in Catalysts Technologies and $1.5 million in Corporate) of restructuring expenses and related asset impairments during the first quarter of 2012, compared to $0.2 million during the first quarter of 2011. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2012.

	Three Months Ended March 31,
Restructuring Expenses and Related Asset Impairments (In millions)	2012	2011
Severance and other employee related costs	$2.9	$0.2
Asset impairments and other restructuring costs	0.1	—

Total restructuring expenses and related asset impairments	$3.0	$0.2

Restructuring Liability (In millions)	Total
Balance at December 31, 2011	$5.9
Accruals for severance and other employee related costs	2.9
Payments	(2.2)
Currency translation adjustments and other	—

Balance at March 31, 2012	$6.6

12. Other Income, net

        Components of other income, net are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Translation effects—intercompany loans	$(9.6)	$(19.7)
Value of currency forward contracts—intercompany loans	8.1	16.5
Other currency transaction effects	1.1	1.7
Interest income	(0.1)	(0.3)
Net loss on sales of investments and disposals of assets	0.2	0.1
Other miscellaneous income	(0.3)	(0.5)

Total other income, net	$(0.6)	$(2.2)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.1)	$0.1
Amortization of net deferred actuarial loss included in net periodic benefit cost	10.0	(3.4)	6.6
Other changes in funded status	7.5	(4.1)	3.4

Benefit plans, net	17.7	(7.6)	10.1
Currency translation adjustments	6.2	—	6.2
Gain (loss) from hedging activities	(0.2)	0.1	(0.1)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$23.7	$(7.5)	$16.2

Three Months Ended March 31, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.3	$(0.1)	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.0	(3.1)	5.9
Other changes in funded status	10.9	(3.8)	7.1

Benefit plans, net	20.2	(7.0)	13.2
Currency translation adjustments	1.8	—	1.8
Gain (loss) from hedging activities	1.1	(0.4)	0.7

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$23.1	$(7.4)	$15.7

        The following table presents the components of Grace's accumulated other comprehensive loss at March 31, 2012 and December 31, 2011:

Components of Accumulated Other Comprehensive Loss (In millions)	March 31, 2012	December 31, 2011
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(1.7)	$(1.8)
Net deferred actuarial loss (net of tax)	(593.4)	(603.4)

Benefit plans, net	(595.1)	(605.2)
Currency translation	36.4	30.2
Hedging activities, net of tax	(2.8)	(2.7)
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(562.3)	$(578.5)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at March 31, 2012 and December 31, 2011, respectively, represents the accumulation of net deferred actuarial losses of $593.4 million and $603.4 million as well as net prior service costs of $1.7 million and $1.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the three months ended March 31, 2012 and 2011, the pre-tax expense recognized related to prior service costs was $0.2 million and $0.3 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $10.0 million and $9.0 million, respectively. In addition, pre-tax income of $7.5 million and $10.9 million was recognized for changes in funded status during the three months ended March 31, 2012 and 2011, respectively.

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

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2012	2011
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$60.9	$54.2

Denominators
Weighted average common shares—basic calculation	74.3	73.2

Dilutive effect of employee stock options	2.1	1.9

Weighted average common shares—diluted calculation	76.4	75.1

Basic earnings per share	$0.82	$0.74

Diluted earnings per share	$0.80	$0.72

        There were no anti-dilutive options outstanding for the quarters ended March 31, 2012 and 2011. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share since it has not yet been issued.

15. Operating Segment Information

        Grace is a global producer of specialty chemicals and specialty materials. In the 2012 first quarter, Grace announced a realignment of its business into three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace made this change to align its operating segments more closely with the markets it serves, and to

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

better position its businesses to realize operational efficiencies and reduce overhead costs. Grace Catalysts Technologies includes catalysts and related products used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 16. Grace Materials Technologies includes packaging technologies and engineered materials, coatings and sealants used in consumer, industrial, and pharmaceutical applications. Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Intersegment sales are eliminated in consolidation. The table below presents information related to Grace's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

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

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2012	2011
Net Sales
Grace Catalysts Technologies	$313.2	$275.7
Grace Materials Technologies	212.9	212.4
Grace Construction Products	228.3	207.6

Total	$754.4	$695.7

Adjusted EBIT
Grace Catalysts Technologies segment operating income	$99.2	$77.9
Grace Materials Technologies segment operating income	35.8	40.4
Grace Construction Products segment operating income	20.5	16.3
Corporate costs	(25.4)	(22.4)
Defined benefit pension expense	(18.8)	(16.5)

Total	$111.3	$95.7

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

(In millions)	March 31, 2012	December 31, 2011
Total Assets
Grace Catalysts Technologies	$813.2	$804.5
Grace Materials Technologies	494.0	481.1
Grace Construction Products	558.4	545.9
Corporate	2,594.4	2,662.5

Total	$4,460.0	$4,494.0

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the three months ended March 31, 2012 and 2011 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended March 31,
(In millions)	2012	2011
Grace Adjusted EBIT	$111.3	$95.7
Chapter 11- and asbestos-related costs, net	(5.2)	(5.7)
Restructuring expenses and related asset impairments	(3.0)	(0.2)
Divestment expenses	(0.2)	—
Interest expense and related financing costs	(11.3)	(10.4)
Interest income of non-Debtor subsidiaries	0.1	0.3
Net income (loss) attributable to noncontrolling interests	0.4	(0.2)

Income before income taxes	$92.1	$79.5

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended March 31,
(In millions)	2012	2011
Net Sales
United States	$202.3	$206.1
Canada and Puerto Rico	21.3	19.1

Total North America	223.6	225.2
Europe Middle East Africa	293.1	272.2
Asia Pacific	162.4	130.3
Latin America	75.3	68.0

Total	$754.4	$695.7

Notes to Consolidated Financial Statements (Continued)

16. Unconsolidated Affiliate

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Grace has a 50% ownership interest in ART, and it is the largest such investment accounted for using the equity method.

        Grace and ART transact business on a regular basis and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. For the quarters ended March 31, 2012 and 2011, Grace sales of catalysts to ART were $50.5 million and $59.4 million, respectively. For the quarters ended March 31, 2012 and 2011, charges for fixed costs, research and development and selling, general and administrative services to ART were $7.4 million and $6.5 million, respectively. Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2013. No amounts were outstanding at March 31, 2012.

17. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results and financial position of these joint ventures are fully included in Grace's consolidated financial statements with the partner's interest reflected in noncontrolling interests in the Consolidated Statements of Operations and Consolidated Balance Sheets. The following tables present summary financial information for Grace's consolidated affiliates for which there is a noncontrolling interest:

	Three Months Ended March 31,
(In millions)	2012	2011
Sales	$23.4	$17.4
Income (loss) before taxes	1.8	(0.7)
Net income (loss)	1.6	(0.9)
Noncontrolling interests in net income (loss)	0.4	(0.2)

(In millions)	March 31, 2012	December 31, 2011
Cash	$6.7	$6.7
Other current assets	36.4	34.7
Total assets	55.2	53.0
Total liabilities	31.4	30.3
Shareholders' equity	23.8	22.7
Noncontrolling interests in shareholders' equity	8.6	8.1

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended March 31, 2012 as the "first quarter" and the quarter ended March 31, 2011 as the "prior-year quarter". Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.

Results of Operations

First Quarter Performance Summary

        Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

  •
  Net sales increased 8.4% to $754.4 million.

  •
  Adjusted EBIT increased 16.3% to $111.3 million.

  •
  Grace net income increased 12.4% to $60.9 million or $0.80 per diluted share. Adjusted EPS was $0.88 per diluted share.

  •
  Adjusted Free Cash Flow increased to $32.5 million.

  •
  Adjusted EBIT Return On Invested Capital increased to 35.1%.

Summary Description of Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our three operating segments.

        Grace Catalysts Technologies, produces and sells catalysts and related products used in refining, petrochemical and other chemical manufacturing applications including:

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

  •
  Hydroprocessing catalysts, most of which are marketed through our ART joint venture with Chevron Products Company in which we hold a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process (ART is not consolidated in our financial statements, so ART's sales are excluded from our sales); and

  •
  Polyolefin catalysts and catalyst supports, for the production of polypropylene and polyethylene thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles; and chemical catalysts used in a variety of industrial, environmental and consumer applications.

        Grace Materials Technologies, produces and sells specialty materials, coatings and sealants and related products used in coatings, consumer, industrial, pharmaceutical, and packaging applications including:

  •
  Engineered materials, including silica-based and silica-alumina-based materials, used in:

  •
  Coatings and print media applications, consisting of functional additives that provide matting effects and corrosion protection for industrial and consumer coatings, enable enhanced media and paper quality in ink jet coatings, and act as a functional filler and retention aid in paper,

    •
    Consumer applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive and thickener; and for the processing and stabilization of edible oils and beverages, and

    •
    Industrial applications, such as tires and rubber, precision investment casting, refractory, insulating glass windows, biofuels, and drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging;

  •
  Silica-based separation media and excipients and pharma intermediates combined with complementary purification products including chromatography columns and consumables used in the pharmaceutical, life science and related industries, and CO2 adsorbents used in anesthesiology and mine safety applications; and

  •
  Packaging materials, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents; coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds; and scavenging technologies designed to reduce off-taste and extend the shelf-life of packaged products.

        Grace Construction Products, produces and sells specialty construction chemicals and specialty building materials, including:

  •
  Concrete admixtures and fibers used to modify the rheology, improve the durability and enhance various other properties of concrete, mortar, masonry and other cementitious construction materials; and additives used in cement processing to improve energy efficiency in manufacturing, enhance the characteristics of finished cement and improve ease of use; and

  •
  Building materials used in both new construction and renovation/repair projects. The products protect buildings and civil engineering structures from water, vapor and air penetration. The portfolio includes waterproofing membranes for commercial and residential buildings, specialty grouts for use in waterproofing and soil stabilization applications, air and vapor barriers, and other products to solve the specialized needs of preventative and repair applications.

Global scope

        We operate our business on a global scale with approximately 71% of our annual 2011 sales and 73% of our first quarter sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

Analysis of Operations

        We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for net Chapter 11- and asbestos-related costs, restructuring expenses and related asset impairments, divestment expenses, gains and losses on sales of product lines and other investments, and certain discrete tax items.

        We define Adjusted Free Cash Flow (a non-GAAP financial measure) to be net cash provided by or used for operating activities minus capital expenditures plus the net cash flow from Chapter 11 expenses paid, cash paid to resolve contingencies subject to Chapter 11, accelerated payments under defined benefit pension arrangements, and expenditures for asbestos-related environmental remediation.

        We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

        We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of net Chapter 11- and asbestos-related costs, and any restructuring or divestment activities.

        We use Adjusted Free Cash Flow as a liquidity measure to evaluate our ability to generate cash to support our ongoing business operations, to invest in our businesses, and to provide a return of cash to shareholders.

        Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted Free Cash Flow and Adjusted EBIT Return On Invested Capital do not purport to represent income or cash flow measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

        Adjusted EBIT has material limitations as an operating performance measure because it excludes Chapter 11- and asbestos-related costs and may exclude income and expenses from restructuring and divestment activities, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. Adjusted Free Cash Flow also has material limitations as a liquidity measure because it excludes the net cash flow from Chapter 11 expenses paid, cash paid to resolve contingencies subject to chapter 11, accelerated payments under defined benefit pension arrangements, and expenditures for asbestos-related environmental remediation, which historically have been material components of our operations. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income, and Adjusted Free Cash Flow should be evaluated with net cash provided by or used for operating activities measured under U.S. GAAP for a complete understanding of our results of operations.

	Three Months Ended March 31,
Analysis of Operations (In millions, except per share amounts)	2012	2011	% Change
Net sales:
Catalysts Technologies	$313.2	$275.7	13.6%
Materials Technologies	212.9	212.4	0.2%
Construction Products	228.3	207.6	10.0%

Total Grace net sales	$754.4	$695.7	8.4%

Net sales by region:
North America	$223.6	$225.2	(0.7)%
Europe Middle East Africa	293.1	272.2	7.7%
Asia Pacific	162.4	130.3	24.6%
Latin America	75.3	68.0	10.7%

Total net sales by region	$754.4	$695.7	8.4%

Profitability performance measures:
Adjusted EBIT(A)(B):
Catalysts Technologies segment operating income	$99.2	$77.9	27.3%
Materials Technologies segment operating income	35.8	40.4	(11.4)%
Construction Products segment operating income	20.5	16.3	25.8%
Corporate support functions (including performance based compensation)	(19.7)	(16.8)	(17.3)%
Other corporate costs (including non-asbestos environmental remediation)	(5.7)	(5.6)	(1.8)%
Defined benefit pension expense(B)	(18.8)	(16.5)	(13.9)%

Adjusted EBIT	111.3	95.7	16.3%
Chapter 11- and asbestos-related costs, net	(5.2)	(5.7)	8.8%
Restructuring expenses and related asset impairments	(3.0)	(0.2)	NM
Divestment expenses	(0.2)	—	NM
Interest expense and related financing costs	(11.3)	(10.4)	(8.7)%
Interest income of non-Debtor subsidiaries	0.1	0.3	(66.7)%
Provision for income taxes	(30.8)	(25.5)	(20.8)%

Net income attributable to W. R. Grace & Co. shareholders	$60.9	$54.2	12.4%

Diluted EPS (GAAP)	$0.80	$0.72	11.1%

Adjusted EPS (non-GAAP)	$0.88	$0.78	12.8%

	Three Months Ended March 31,
Analysis of Operations (In millions)	2012	2011	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	42.0%	40.1%	1.9	pts
Materials Technologies	31.7%	33.8%	(2.1	)pts
Construction Products	34.2%	33.7%	0.5	pts
Total Grace	36.7%	36.3%	0.4	pts
Operating margin:
Catalysts Technologies	31.7%	28.3%	3.4	pts
Materials Technologies	16.8%	19.0%	(2.2	)pts
Construction Products	9.0%	7.9%	1.1	pts
Total Grace	14.8%	13.8%	1.0	pts
Adjusted EBITDA:
Adjusted EBIT:
Catalysts Technologies	$99.2	$77.9	27.3%
Materials Technologies	35.8	40.4	(11.4)%
Construction Products	20.5	16.3	25.8%
Corporate	(44.2)	(38.9)	(13.6)%
Total Grace	111.3	95.7	16.3%
Depreciation and amortization:
Catalysts Technologies	$13.6	$12.6	7.9%
Materials Technologies	7.4	7.9	(6.3)%
Construction Products	7.5	8.3	(9.6)%
Corporate	0.9	0.4	125.0%
Total Grace	29.4	29.2	0.7%
Adjusted EBITDA:
Catalysts Technologies	$112.8	$90.5	24.6%
Materials Technologies	43.2	48.3	(10.6)%
Construction Products	28.0	24.6	13.8%
Corporate	(43.3)	(38.5)	(12.5)%
Total Grace	140.7	124.9	12.7%
Adjusted EBITDA margin:
Catalysts Technologies	36.0%	32.8%	3.2	pts
Materials Technologies	20.3%	22.7%	(2.4	)pts
Construction Products	12.3%	11.8%	0.5	pts
Total Grace	18.7%	18.0%	0.7	pts
Cash flow measure:
Net cash used for operating activities	$(31.7)	$(180.4)	82.4%
Capital expenditures	(25.0)	(23.4)	(6.8)%
Chapter 11 expenses paid	3.2	3.8	(15.8)%
Accelerated defined benefit pension plan contributions	83.4	180.0	(53.7)%
Payments for asbestos-related environmental remediation	2.6	0.3	NM

Adjusted Free Cash Flow	$32.5	$(19.7)	NM

	Four Quarters Ended March 31,
Analysis of Operations (In millions)	2012	2011
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$494.2	$357.8
Invested Capital:
Trade accounts receivable	471.7	446.3
Inventories	358.5	303.6
Accounts payable	(263.6)	(264.2)

	566.6	485.7
Other current assets (excluding income taxes)	71.8	79.4
Properties and equipment, net	726.8	713.0
Goodwill	150.4	129.2
Investment in unconsolidated affiliate	76.4	59.4
Other assets	99.6	91.0
Other current liabilities (excluding income taxes and restructuring)	(225.2)	(224.1)
Other liabilities (including non-asbestos environmental remediation)	(57.5)	(54.3)

Total invested capital	$1,408.9	$1,279.3

Adjusted EBIT Return On Invested Capital	35.1%	28.0%

Amounts may not add due to rounding.

(A)
Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

(B)
Defined benefit pension expense includes all defined benefit pension expense of Grace. Catalysts Technologies, Materials Technologies, and Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the first quarter compared with the prior-year quarter.

Net Sales and Gross Margin

Three Months Ended March 31,
($ in millions)

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months ended March 31, 2012 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2011
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(0.9)%	16.0%	(1.5)%	13.6%
Materials Technologies	(1.8)%	3.5%	(1.5)%	0.2%
Construction Products	7.9%	3.3%	(1.2)%	10.0%
Net sales	1.5%	8.4%	(1.5)%	8.4%
By Region:
North America	(6.9)%	6.2%	—%	(0.7)%
Europe Middle East Africa	3.7%	6.8%	(2.8)%	7.7%
Asia Pacific	7.9%	16.5%	0.2%	24.6%
Latin America	7.6%	6.4%	(3.3)%	10.7%

        Sales for the first quarter increased 8.4% overall compared with the prior-year quarter. The sales increase was due to improved pricing (8.4%) and higher sales volumes (1.5%), partially offset by unfavorable currency translation (1.5%). Sales in the emerging regions grew 14.1% and represented 33.3% of our total sales compared with 31.6% in the prior-year quarter.

Adjusted EBIT

Three Months Ended March 31,
($ in millions)

        Adjusted EBIT was $111.3 million in the first quarter, an increase of 16.3% compared with the prior-year quarter. The increase was primarily due to the increase in sales and improvement in gross margin compared with the prior-year quarter. Gross margin was 36.7% in the first quarter compared with 36.3% in the prior-year quarter. The increase was primarily due to improved pricing and better operating leverage, partially offset by unfavorable currency translation and inflation in certain raw materials.

Grace Net Income

Three Months Ended March 31,
($ in millions)

        Grace net income was $60.9 million in the first quarter, an increase of 12.4% compared with $54.2 million in the prior-year quarter. The increase was primarily due to improved segment operating income, partially offset by a higher provision for income taxes, higher defined benefit pension expenses, and higher restructuring expenses.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31, 2012
(In millions, except per share amounts)	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.80
Restructuring charges and related asset impairments	$3.0	$1.0	$2.0	0.03
Chapter 11- and asbestos-related costs, net	5.2	1.3	3.9	0.05
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(0.2)	0.2	—

Adjusted EPS (non-GAAP)				$0.88

	Three Months Ended March 31, 2011
(In millions, except per share amounts)	Pre-Tax	Tax at Actual Rate	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.72
Restructuring charges and related asset impairments	$0.2	$—	$0.2	—
Chapter 11- and asbestos-related costs, net	5.7	1.4	4.3	0.06
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		—	—	—

Adjusted EPS (non-GAAP)				$0.78

Adjusted Free Cash Flow

Three Months Ended March 31,
($ in millions)

        Adjusted Free Cash Flow was $32.5 million in the first quarter compared with $(19.7) million in the prior-year quarter. The improved cash flow was primarily due to lower income tax payments, improved working capital performance, and higher earnings. Capital expenditures were $25.0 million for the first quarter compared with $23.4 million for the prior-year quarter. Net working capital days were 72 days for the first quarter, compared with 65 days for the prior-year quarter. Our inventory days increased during the first quarter as we prepared for significant scheduled plant maintenance turnarounds in the 2012 second quarter. We expect inventory days to return to target levels over the course of the year.

Adjusted EBIT Return On Invested Capital

Trailing Four Quarters

        Adjusted EBIT Return On Invested Capital for the first quarter was 35.1% on a trailing four quarters basis, up from 28.0% on the same basis in the prior-year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Catalysts Technologies

        Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.

Net Sales—Catalysts Technologies

Three Months Ended March 31,
($ in millions)

        Sales of Catalysts Technologies were $313.2 million in the first quarter, an increase of 13.6% compared with the prior-year quarter. The increase was due to improved pricing (16.0%), partially offset by unfavorable currency translation (1.5%) and lower sales volumes (0.9%). Two-thirds of the price increase was from improved base pricing for our lower rare earth FCC catalysts and one-third related to surcharges implemented to offset the higher cost of raw materials, primarily rare earths. Based on current rare earth prices, we expect the surcharge to have an unfavorable effect on year-over-year sales growth starting in the 2012 second quarter. Weaker sales volumes were due to uneven customer order patterns and slow-downs and closures of refinery operations, particularly on the U.S. east coast and in the Caribbean and Western Europe. Polyethylene catalyst sales volumes increased 6.6% due to strong demand in all regions, and polypropylene catalyst sales volumes increased 14.3% due to increased penetration with key customers.

        Sales of ART, which are not consolidated, increased 19.0% due to higher sales volumes, product mix, and favorable customer order patterns. Demand for ART catalysts was strong, driven by continued diesel demand and increased processing of resid feedstock.

Segment Operating Income (SOI) and Margin—Catalysts Technologies

Three Months Ended March 31,
($ in millions)

        Gross profit of Catalysts Technologies was $131.5 million in the first quarter, an increase of 18.8% compared with the prior-year quarter. Segment gross margin was 42.0% compared with 40.1% for the prior-year quarter. The increase was primarily due to improved pricing and productivity, partially offset by higher raw materials costs.

        Segment operating income of Catalysts Technologies was $99.2 million in the first quarter, an increase of 27.3% compared with the prior-year quarter. The increase was primarily due to improved gross margin and higher ART equity income. Segment operating margin for the first quarter increased to 31.7%, an improvement of 340 basis points compared with the prior-year quarter. Excluding the impact of ART equity income in both periods the segment operating margin increased to 29.9%, an improvement of 290 basis points compared with the prior-year quarter.

Operating Segment Overview—Materials Technologies

        Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.

Net Sales—Materials Technologies

Three Months Ended March 31,
($ in millions)

        Sales of Materials Technologies were $212.9 million in the first quarter, an increase of 0.2% compared with the prior-year quarter. The increase was due to improved pricing (3.5%), mostly offset by lower sales volumes (1.8%) and unfavorable currency translation (1.5%). Price increases were implemented mostly to offset the rising cost of raw materials, primarily rubber/latex, pigments, and solvents. Engineered materials volumes were weaker, particularly in matting applications in Asia. The demand for coatings in China slowed late last year and into the first quarter, and we have experienced some destocking of our products by customers as a result. Packaging sales increased 10.9% due to improved pricing and increased sales volumes in closures, can sealants and can coatings. Packaging sales volumes increased in all regions.

Segment Operating Income (SOI) and Margin—Materials Technologies

Three Months Ended March 31,
($ in millions)

        Gross profit of Materials Technologies was $67.5 million in the first quarter, a decrease of 6.0% compared with the prior-year quarter. Segment gross margin was 31.7% compared with 33.8% for the prior-year quarter. The decrease was primarily due to a decline in operating leverage from lower sales volumes in engineered materials, higher manufacturing costs, and higher raw materials costs.

        Segment operating income of Materials Technologies was $35.8 million in the first quarter, a decrease of 11.4% compared with the prior-year quarter. The decrease was primarily due to declining gross margin. Segment operating margin for the first quarter decreased to 16.8%, a decline of 220 basis points compared with the prior-year quarter.

Operating Segment Overview—Construction Products

        Following is an overview of the financial performance of Construction Products for the first quarter compared with the prior-year quarter.

Net Sales—Construction Products

Three Months Ended March 31,
($ in millions)

        Sales of Construction Products were $228.3 million in the first quarter, an increase of 10.0% compared with the prior-year quarter. The increase was due to higher sales volumes (7.9%) and improved pricing (3.3%), partially offset by unfavorable currency translation (1.2%). Sales in the emerging regions, which represented 32.5% of sales in the first quarter, increased 23.5% due to the strong sales performance of our concrete chemicals in Latin America, the Middle East and emerging regions in Asia. Sales in North America, which represented 40.7% of sales in the first quarter, increased 6.1%. Western Europe, which represented 16.3% of sales in the first quarter, declined 2.1% compared with the prior-year quarter. Our 2011 third quarter acquisition of De Neef Conchem Group contributed $8.4 million to sales, which more than offset a $4.9 million decline in sales due to the 2011 fourth quarter divesture of the vermiculite business.

Segment Operating Income (SOI) and Margin—Construction Products

Three Months Ended March 31,
($ in millions)

        Gross profit of Construction Products was $78.0 million in the first quarter, an increase of 11.4% compared with the prior-year quarter. Segment gross margin was 34.2% compared with 33.7% for the prior-year quarter. The increase was primarily due to better operating leverage from higher volumes, improved pricing, and favorable product mix, partially offset by higher raw materials costs.

        Segment operating income of Construction Products was $20.5 million in the first quarter, an increase of 25.8% compared with the prior-year quarter. The increase was primarily due to higher sales, improved gross margin and better operating leverage. Segment operating margin for the first quarter increased to 9.0%, an improvement of 110 basis points compared with the prior-year quarter.

Corporate Overview

Three Months Ended March 31,
($ in millions)

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs for the first quarter increased 13.4% compared with the prior-year quarter primarily due to higher benefits expenses and investments in productivity initiatives, including information technology.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Catalysts Technologies, Materials Technologies, Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense was $18.8 million in the first quarter compared with $16.5 million in the prior-year quarter. The 13.9% increase was primarily due to a lower expected long-term rate of return on assets and a decrease in the discount rate we use to determine our pension benefit obligation.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended March 31,
(In millions)	2012	2011
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$4.5	$5.8
Asbestos administration costs	1.2	1.1
Provision for environmental remediation related to asbestos, net	—	0.2
D&O insurance costs related to Chapter 11	0.1	0.4
Chapter 11 financing related(A):
Translation effects—intercompany loans	(9.6)	(19.7)
Value of currency forward contracts—intercompany loans	8.1	16.5
Certain other currency translation costs, net	0.9	1.4

Chapter 11- and asbestos-related costs, net	$5.2	$5.7

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

        The decrease in Chapter 11- and asbestos-related costs, net, in the first quarter compared with the prior-year quarter was primarily due to the decrease in legal expenses related to the Chapter 11 proceeding.

        We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.

Interest Expense

        Interest expense was $11.3 million in the first quarter, an increase of 8.7% compared with the prior-year quarter. The increase was due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rate on pre-petition obligations was 3.5% for both the first quarter and prior-year quarter. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $32.2 million and $27.8 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $30.8 million and $25.5 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. During the first quarter, we recorded discrete charges of approximately $0.2 million to the provision for income taxes.

        We have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We generally pay income taxes in foreign jurisdictions in cash. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. Income taxes paid in cash, excluding tax settlements, were $8.0 million for the first quarter, or approximately 8.7% of income before income taxes.

        See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2012. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

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

Cash Resources and Available Credit Facilities

        At March 31, 2012, we had available liquidity of $1,036.3 million, consisting of $1,008.2 million in cash and cash equivalents (approximately $700.2 million in the U.S.), and approximately $28.1 million of available liquidity under various non-U.S. credit facilities.

        We maintain a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At March 31, 2012, we held $89.8 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

        Our non-U.S. credit facilities are extended to various subsidiaries that use them to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our largest non-U.S. credit facility is in Germany and is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. Most of our other credit facilities are unsecured and are offered subject to annual review and renewal.

        The following table summarizes our non-U.S. credit facilities as of March 31, 2012:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$66.7	$21.1	12/31/13
Other Countries	7.0	7.0	Various through 2013

Total	$73.7	$28.1

        We believe that these funds and credit facilities are sufficient to finance our operations and support our business strategy. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2012	2011
Net cash used for operating activities	$(31.7)	$(180.4)
Net cash used for investing activities	(28.0)	(24.1)
Net cash provided by financing activities	14.6	0.3
Effect of currency exchange rate changes on cash and cash equivalents	5.0	7.9

Decrease in cash and cash equivalents	(40.1)	(196.3)
Cash and cash equivalents, beginning of period	1,048.3	1,015.7

Cash and cash equivalents, end of period	$1,008.2	$819.4

        Net cash used for operating activities in the first quarter was $31.7 million compared with $180.4 million in the prior-year quarter. The change in cash used for operating activities primarily relates to lower pension contributions, lower income tax payments, improved working capital performance, and higher earnings.

        Net cash provided by financing activities in the first quarter was $14.6 million, compared with $0.3 million in the prior-year quarter. The change in cash provided by financing activities is primarily due to the increase in proceeds from the exercise of stock options.

Debt and Other Contractual Obligations

        Total debt outstanding at March 31, 2012 was $1,011.6 million, including $423.2 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.3 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2012. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $3.4 million for the first quarter compared with $3.1 million for the prior-year quarter.

Defined Benefit Pension Plan

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
Funded Status of Pension Plans (In millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Projected benefit obligation	$228.0	$224.0	$1,224.0	$1,217.3	$340.6	$315.9
Fair value of plan assets	261.3	261.1	1,133.7	989.3	—	—

Funded status (PBO basis)	$33.3	$37.1	$(90.3)	$(228.0)	$(340.6)	$(315.9)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $33.3 million as of March 31, 2012, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $90.3 million as of March 31, 2012. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $340.6 million at March 31, 2012 is unfunded. The combined balance of the underfunded and unfunded plans was $430.9 million as of March 31, 2012 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.7 million in "other current liabilities"; $293.5 million included in "underfunded and unfunded defined benefit pension plans"; and $123.7 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at March 31, 2012 were approximately $1,098 million, up $143 million from December 31, 2011, as a result of cash contributions and returns on plan assets.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2012	2011
U.S. advance-funded plans	$109.3	$203.1
U.S. pay-as-you-go plans	1.4	1.4
Non-U.S. advance-funded plans	0.9	1.0
Non-U.S. pay-as-you-go plans	2.1	1.8

Total Cash Contributions	$113.7	$207.3

        We made contributions to our U.S. advance-funded plans of approximately $109 million in the first quarter, which includes minimum required payments of $26 million and an accelerated contribution of $83 million.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $3.0 million to these plans in the first quarter compared with $2.8 million in the prior-year quarter.

Postretirement Benefits Other Than Pension

        We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program was $1.6 million for the first quarter compared with $1.2 million for the prior-year quarter. We received Medicare subsidy payments of $0.3 million in the first quarter compared with $1.8 million in the prior-year quarter. Our recorded liability for postretirement benefits of $64.1 million at March 31, 2012 is stated at net present value discounted at 4.00%. Under our proposed Joint Plan, these benefits would continue.

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

Critical Accounting Estimates

        See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting estimates.

Goodwill

        Our GCP Europe reporting unit continues to operate in a challenging environment. We currently believe that the fair value of this reporting unit exceeds its carrying value. We may be required to record a non-cash impairment charge in the future if market conditions or business performance deteriorate further.

Recent Accounting Pronouncements

        See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Forward Looking Statements

        This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include, without limitation: developments affecting our bankruptcy, proposed plan of reorganization and settlements with certain creditors, the cost and availability of raw materials (including rare earths) and energy, developments affecting our unfunded pension obligations, risks related to foreign operations, especially in the emerging regions, acquisitions and divestitures of assets and gains and losses from dispositions or impairments, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2011, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"

sections of this Report. These more recent measures and information are incorporated herein by reference.

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of March 31, 2012, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Notes 2, 3 and 10 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.

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

W. R. GRACE & CO. (Registrant)
Date: May 4, 2012	By:	/s/ ALFRED E. FESTA Alfred E. Festa (Chairman and Chief Executive Officer)
Date: May 4, 2012	By:	/s/ HUDSON LA FORCE III Hudson La Force III (Senior Vice President and Chief Financial Officer)
Date: May 4, 2012	By:	/s/ WILLIAM C. DOCKMAN William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
15		Accountants' Awareness Letter
31.(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.