Form 10-Q
period 2012-06-30
W R GRACE & CO
filed 2012-08-06
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value per share	74,944,598 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of June 30, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011 and the consolidated statements of cash flows and equity for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLC

McLean, Virginia
August 6, 2012

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net sales	$826.7	$826.4	$1,581.1	$1,522.1
Cost of goods sold	522.6	521.8	999.9	965.1

Gross profit	304.1	304.6	581.2	557.0
Selling, general and administrative expenses	133.8	145.9	270.4	275.8
Restructuring expenses and related asset impairments	2.3	0.7	5.3	0.9
Research and development expenses	16.0	16.7	32.5	32.3
Defined benefit pension expense	16.8	15.1	35.6	31.6
Interest expense and related financing costs	11.3	11.0	22.6	21.4
Provision for environmental remediation	0.6	0.3	1.2	0.5
Chapter 11 expenses, net of interest income	3.7	6.7	8.2	12.5
Libby medical program settlement	19.5	—	19.5	—
Equity in earnings of unconsolidated affiliate	(3.2)	(4.2)	(8.9)	(7.7)
Other (income) expense, net	(2.2)	0.3	(2.8)	(1.9)

Total costs and expenses	198.6	192.5	383.6	365.4

Income before income taxes	105.5	112.1	197.6	191.6
Provision for income taxes	(35.8)	(36.6)	(66.6)	(62.1)

Net income	69.7	75.5	131.0	129.5
Less: Net loss (income) attributable to noncontrolling interests	(0.4)	0.3	(0.8)	0.5

Net income attributable to W. R. Grace & Co. shareholders	$69.3	$75.8	$130.2	$130.0

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.93	$1.03	$1.75	$1.77
Weighted average number of basic shares	74.7	73.4	74.5	73.3
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.90	$1.00	$1.70	$1.72
Weighted average number of diluted shares	76.6	75.6	76.5	75.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net income	$69.7	$75.5	$131.0	$129.5

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(37.4)	21.8	(27.3)	35.0
Currency translation adjustments	(15.6)	(0.5)	(9.4)	1.3
Gain (loss) from hedging activities, net of income taxes	1.6	(0.2)	1.5	0.5
Total other comprehensive income attributable to noncontrolling interests	0.2	0.4	0.3	0.4

Total other comprehensive income (loss)	(51.2)	21.5	(34.9)	37.2

Comprehensive income	18.5	97.0	96.1	166.7
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.6)	(0.1)	(1.1)	0.1

Comprehensive income attributable to W. R. Grace & Co. shareholders	$17.9	$96.9	$95.0	$166.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2012	2011
OPERATING ACTIVITIES
Net income	$131.0	$129.5
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	59.2	58.9
Equity in earnings of unconsolidated affiliate	(8.9)	(7.7)
Dividends received from unconsolidated affiliate	6.3	10.5
Chapter 11 expenses, net of interest income	8.2	12.5
Chapter 11 expenses paid	(6.5)	(8.6)
Libby medical program settlement	19.5	—
Provision for income taxes	66.6	62.1
Income taxes paid, net of refunds	(30.4)	(34.2)
Interest accrued on pre-petition liabilities subject to compromise	19.7	19.1
Restructuring expenses and related asset impairments	5.3	0.9
Payments for restructuring expenses and related asset impairments	(4.9)	(4.9)
Defined benefit pension expense	35.6	31.6
Payments under defined benefit pension arrangements	(118.2)	(212.1)
Provision for environmental remediation	1.2	0.5
Expenditures for environmental remediation	(6.6)	(5.4)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(42.6)	(93.4)
Inventories	6.5	(46.7)
Accounts payable	6.7	46.6
All other items, net	(32.6)	(31.5)

Net cash provided by (used for) operating activities	115.1	(72.3)

INVESTING ACTIVITIES
Capital expenditures	(61.8)	(57.7)
Transfer to restricted cash and cash equivalents	(3.7)	(14.4)
Other investing activities	0.2	5.9

Net cash used for investing activities	(65.3)	(66.2)

FINANCING ACTIVITIES
Net repayments under credit arrangements	(1.0)	(1.1)
Proceeds from exercise of stock options	17.8	5.4
Other financing activities	3.8	2.9

Net cash provided by financing activities	20.6	7.2

Effect of currency exchange rate changes on cash and cash equivalents	(7.3)	10.3

Increase (decrease) in cash and cash equivalents	63.1	(121.0)
Cash and cash equivalents, beginning of period	1,048.3	1,015.7

Cash and cash equivalents, end of period	$1,111.4	$894.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,111.4	$1,048.3
Restricted cash and cash equivalents	140.2	136.5
Trade accounts receivable, less allowance of $5.6 (2011—$8.1)	497.7	461.8
Accounts receivable—unconsolidated affiliate	12.8	11.2
Inventories	317.0	329.1
Deferred income taxes	61.3	66.5
Other current assets	94.3	93.0

Total Current Assets	2,234.7	2,146.4
Properties and equipment, net of accumulated depreciation and amortization of $1,742.4 (2011—$1,722.7)	720.3	723.5
Goodwill	145.4	148.2
Patents, licenses and other intangible assets, net	64.7	70.6
Deferred income taxes	738.8	759.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	35.5	37.1
Investment in unconsolidated affiliate	76.8	70.8
Other assets	39.0	38.0

Total Assets	$4,555.2	$4,494.0

LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$57.6	$57.9
Debt payable—unconsolidated affiliate	3.5	3.4
Accounts payable	259.8	257.1
Accounts payable—unconsolidated affiliate	0.1	0.5
Other current liabilities	297.0	314.0

Total Current Liabilities	618.0	632.9
Debt payable after one year	2.6	3.3
Debt payable—unconsolidated affiliate	20.9	18.3
Deferred income taxes	19.0	19.8
Underfunded and unfunded defined benefit pension plans	351.4	407.4
Other liabilities	44.0	49.1

Total Liabilities Not Subject to Compromise	1,055.9	1,130.8
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	957.2	941.8
Income tax contingencies	69.4	69.3
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	144.7	149.9
Postretirement benefits	185.7	185.2
Other liabilities and accrued interest	153.7	149.5

Total Liabilities Subject to Compromise	3,210.7	3,195.7

Total Liabilities	4,266.6	4,326.5

Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2012—74,845,708 (2011—73,886,050)	0.7	0.7
Paid-in capital	486.5	472.9
Retained earnings	431.3	301.1
Treasury stock, at cost: shares: 2012—2,134,052 (2011—3,093,710)	(25.4)	(36.8)
Accumulated other comprehensive loss	(613.7)	(578.5)

Total W. R. Grace & Co. Shareholders' Equity	279.4	159.4
Noncontrolling interests	9.2	8.1

Total Equity	288.6	167.5

Total Liabilities and Equity	$4,555.2	$4,494.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)
Net income (loss)	—	130.0	—	—	(0.5)	129.5
Stock plan activity	7.2	—	4.7	—	—	11.9
Other comprehensive income	—	—	—	36.8	0.4	37.2

Balance, June 30, 2011	$463.8	$161.7	$(41.2)	$(481.3)	$6.8	$109.8

Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5
Net income	—	130.2	—	—	0.8	131.0
Stock plan activity	13.6	—	11.4	—	—	25.0
Other comprehensive income (loss)	—	—	—	(35.2)	0.3	(34.9)

Balance, June 30, 2012	$487.2	$431.3	$(25.4)	$(613.7)	$9.2	$288.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

        W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through three operating segments: Grace Catalysts Technologies, which includes catalysts and related products used in refining, petrochemical and other chemical manufacturing applications; Grace Materials Technologies, which includes packaging technologies; and engineered materials, used in consumer, industrial, and pharmaceutical applications and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction.

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

        The results of operations for the six-month interim period ended June 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012.

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

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency; and

  •
  Recoverability of goodwill, which depends on assumptions used to value reporting units, such as observable market inputs, projections of future cash flows and weighted average cost of capital. The Grace Construction Products Europe reporting unit continues to operate in a challenging environment. Grace believes that the fair value of this reporting unit exceeds its carrying value; however, if market conditions or business performance deteriorate further, Grace may be required to record a non-cash impairment charge in the future.

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

Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". This update defers certain paragraphs of ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. Grace will continue to report its Consolidated Statements of Comprehensive Income as a separate financial statement; however, it has been moved to immediately follow the Consolidated Statements of Operations to comply with the updates that have not been deferred. Grace will adopt the deferred updates to this standard when they become applicable and does not expect them to have a material effect on the Consolidated Financial Statements.

        In December 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities". This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net information about offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. Grace will adopt this standard for 2013 and does not expect it to have a material effect on the Consolidated Financial Statements.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein (as amended to date, the "Joint Plan"). The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan. On January 31, 2012, the United States District Court for the District of Delaware (the "District Court") issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. Appeals have been filed challenging the District Court order confirming the Joint Plan. The resolution of such appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11. In order for the Joint Plan to become effective, all conditions to the effective date set forth in the Joint Plan must be satisfied or waived.

        Plans of Reorganization    Prior to 2008, competing plans of reorganization were filed by Grace and jointly by the PI Committee and the PI FCR. Grace filed its first proposed plan with the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        All classes of creditors entitled to vote accepted the Joint Plan in May 2009. The class of general unsecured creditors, who voted on a provisional basis pending a determination as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. In January 2011, the Bankruptcy Court issued an order confirming the Joint Plan and overruling all objections. In January 2012, the District Court issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. On June 11, 2012, the District Court reaffirmed the confirmation order and the denial of all appeals after motions for reconsideration. Eight parties filed notices of appeal with the United States Court of Appeals for the Third Circuit (the "Third Circuit") on or before the July 11, 2012 deadline for appeals. The appeals generally relate to demands for interest at rates higher than provided for in the Joint Plan, the validity of the asbestos channeling injunctions, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan.

        On June 5, 2012, the Bankruptcy Court approved agreements among Grace, co-proponents of the Joint Plan, BNSF railroad, and the representatives of Libby, Montana, asbestos personal injury claimants to settle certain objections to the Joint Plan. When these agreements become effective, the appeals to the Joint Plan by the Libby claimants, BNSF and an insurance company would be withdrawn, resulting in the withdrawal of three of the eight notices of appeal discussed above. Among the items covered in the agreements is a requirement for Grace to transfer responsibility for the current Grace operated Libby Medical Program to a locally administered trust, and to fund the trust with a one-time payment of $19.5 million. Payments to Libby claimants under the Joint Plan are not affected by the Grace Libby agreement. Grace recorded an expense of $19.5 million in the second quarter of 2012 to reflect its obligations under these agreements.

        While Grace has the necessary Bankruptcy Court and District Court approvals to emerge from Chapter 11 protection, the timing of the effectiveness of the Joint Plan and Grace's subsequent emergence will depend on the satisfaction or waiver by Grace, Grace's co-proponents under the Joint Plan and Sealed Air and Fresenius of the remaining conditions to effectiveness set forth in the Joint Plan, including the availability of exit financing and the final resolution of all appeals. Based upon management's review of the appeals, Grace will seek to have the Joint Plan become effective and thereafter emerge from Chapter 11 prior to the final resolution of the appeals. However, Grace can provide no assurance that its co-proponents under the Joint Plan, Sealed Air, and Fresenius will agree to waive the remaining conditions and permit Grace to emerge before all appeals are finally resolved.

        If any of the appeals are resolved adversely to Grace and the other Joint Plan proponents, whether or not the Joint Plan has become effective and Grace has emerged, the Joint Plan may be amended to address the deficiencies identified by the Third Circuit or the Joint Plan may be terminated and a new plan proposed. If the Joint Plan cannot be amended to address all deficiencies identified by the Third Circuit in a manner satisfactory to Grace and the other Joint Plan proponents and Grace cannot reach an agreement with its asbestos creditors on the terms of a new plan of reorganization, Grace would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of the asbestos-related liabilities. Whether the Joint Plan is amended, either prior to or after the Joint Plan has become effective and Grace has emerged from Chapter 11, or a different plan of reorganization is ultimately confirmed, the value of the interests of holders of Company common stock could be materially different than under the current Joint Plan and the Company common stock could be substantially diluted or cancelled.

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

        Approximately 6,685 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of June 30, 2012, approximately 170 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos, non-employee related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related personal injury. As of June 30, 2012, of the approximately 3,300 of these

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

claims filed, approximately 115 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of June 30, 2012, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of June 30, 2012 an additional 1,310 U.S. ZAI PD Claims were filed. Under the Canadian ZAI Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by December 31, 2009. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2012, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at June 30, 2012, was $1,247 million comprised of $115 million in cash from Fresenius and $1,132 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2012	December 31, 2011
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	922.0	907.3
Environmental contingencies	144.7	149.9
Unfunded special pension arrangements	130.3	129.0
Income tax contingencies	69.4	69.3
Postretirement benefits other than pension	65.2	64.6
Drawn letters of credit plus accrued interest	35.2	34.5
Accounts payable	31.3	31.3
Retained obligations of divested businesses	28.1	28.4
Other accrued liabilities	94.3	89.8
Reclassification to current liabilities(1)	(9.8)	(8.4)

Total Liabilities Subject to Compromise	$3,210.7	$3,195.7

(1)
As of June 30, 2012 and December 31, 2011, approximately $9.8 million and $8.4 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2012.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(368.7)
Expense/(income) items:
Interest on pre-petition liabilities	529.3
Employee-related accruals	118.0
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	353.2
Provision for income tax contingencies	(99.6)
Balance sheet reclassifications	(35.5)

Balance, end of period	$3,210.7

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the six months ended June 30, 2012 and 2011 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their court filings in April 2011 they asserted, was approximately $140 million greater than the interest currently accrued and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court and the District Court have overruled this assertion and the general unsecured creditors that hold pre-petition bank debt have appealed these rulings to the appellate court.

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

Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Legal and financial advisory fees	$3.9	$6.8	$8.6	$12.8
Interest income	(0.2)	(0.1)	(0.4)	(0.3)

Chapter 11 expenses, net of interest income	$3.7	$6.7	$8.2	$12.5

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Six Months Ended June 30,
(In millions) (Unaudited)	2012	2011
Net sales, including intercompany	$774.8	$673.7

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	463.2	414.9
Selling, general and administrative expenses	131.8	140.4
Defined benefit pension expense	25.3	21.8
Depreciation and amortization	33.5	33.6
Chapter 11 expenses, net of interest income	8.2	12.5
Libby medical program settlement	19.5	—
Research and development expenses	18.4	18.1
Interest expense and related financing costs	20.4	19.7
Restructuring expenses	2.8	0.9
Provision for environmental remediation	0.9	0.6
Other income, net	(38.2)	(32.1)

	685.8	630.4

Income before income taxes and equity in net income of non-filing entities	89.0	43.3
Provision for income taxes	(34.3)	(16.7)

Income before equity in net income of non-filing entities	54.7	26.6
Equity in net income of non-filing entities	75.5	103.4

Net income attributable to W. R. Grace & Co. shareholders	$130.2	$130.0

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Six Months Ended June 30,
(In millions) (Unaudited)	2012	2011
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$130.2	$130.0
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	33.5	33.6
Equity in net income of non-filing entities	(75.5)	(103.4)
Provision for income taxes	34.3	16.7
Income taxes paid, net of refunds	(1.8)	(16.5)
Libby medical program settlement	19.5	—
Defined benefit pension expense	25.3	21.8
Payments under defined benefit pension arrangements	(112.1)	(206.0)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(16.5)	(37.5)
Inventories	37.2	(22.0)
Accounts payable	(7.8)	19.4
All other items, net	(23.9)	43.8

Net cash provided by (used for) operating activities	42.4	(120.1)

Investing Activities
Capital expenditures	(39.4)	(30.8)
Transfer to restricted cash and cash equivalents	(1.6)	(10.3)

Net cash used for investing activities	(41.0)	(41.1)

Net cash provided by financing activities	16.8	4.3

Net increase (decrease) in cash and cash equivalents	18.2	(156.9)
Cash and cash equivalents, beginning of period	788.6	787.2

Cash and cash equivalents, end of period	$806.8	$630.3

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$806.8	$788.6
Restricted cash and cash equivalents	84.5	82.9
Trade accounts receivable, net	142.0	125.5
Accounts receivable—unconsolidated affiliate	12.1	10.2
Receivables from non-filing entities, net	171.1	143.1
Inventories	122.8	160.0
Other current assets	70.9	67.3

Total Current Assets	1,410.2	1,377.6
Properties and equipment, net	424.9	418.8
Deferred income taxes	723.4	752.7
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	337.2	362.3
Investment in non-filing entities	401.4	333.6
Investment in unconsolidated affiliate	76.8	70.8
Other assets	62.8	63.7

Total Assets	$3,936.7	$3,879.5

LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities (including $3.6 due to unconsolidated affiliate) (2011—$3.5)	$255.7	$250.7
Underfunded defined benefit pension plans	134.9	215.5
Other liabilities (including $20.9 due to unconsolidated affiliate) (2011—$18.3)	55.9	58.1

Total Liabilities Not Subject to Compromise	446.5	524.3
Liabilities Subject to Compromise	3,210.7	3,195.7

Total Liabilities	3,657.2	3,720.0
Total W. R. Grace & Co. Shareholders' Equity	279.4	159.4
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity	279.5	159.5

Total Liabilities and Equity	$3,936.7	$3,879.5

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The March 31, 2003 claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of June 30, 2012, approximately 430 PD Claims subject to the March 31, 2003 claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.6 million.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date, and as of June 30, 2012 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 13,100 Canadian ZAI PD Claims were filed by December 31, 2009.

        As described in Note 2, in November 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos-related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at June 30, 2012, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and June 30, 2012 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of June 30, 2012 and December 31, 2011, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of pre-petition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis.

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan.

        Grace may adjust the recorded amount of its asbestos-related liabilities prior to the effective date of the Joint Plan if it determines that the currently recorded amount of its asbestos-related liabilities does not represent a reasonable estimate of the consideration payable to the PI Trust and

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

the PD Trust under the Joint Plan. The recorded amount of the asbestos-related liabilities represents a reasonable estimate of the liabilities based on the range of valuations as of June 30, 2012.

        Grace will adjust its asbestos-related liabilities to reflect the Joint Plan when material conditions to the Joint Plan are satisfied and when the consideration payable to the PI Trust and the PD Trust under the Joint Plan can be measured. Such adjustment will be made no later than the effective date of the Joint Plan.

        Grace's asbestos-related liability will finally be determined on the effective date of the Joint Plan and adjustments to the currently recorded amount will result primarily from the valuations of the warrant and the deferred payment obligations.

  •
  The warrant to acquire 10 million shares of the Company's common stock for $17 per share will be valued on the effective date of the Joint Plan using a Black-Scholes valuation model. Inputs to this model include the risk free interest rate, the volatility of equity value and the per share price of company stock. The Company estimates that the warrant would have been valued at approximately $314 million and $272 million at June 30, 2012 and December 31, 2011, respectively.

  •
  The deferred payment obligation of $110 million per year for five years beginning January 2, 2019 and of $100 million per year for ten years beginning January 2, 2024 will be recorded at fair value on the effective date of the Joint Plan. The value of these payment obligations is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments, (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which would require Grace to issue shares of Grace common stock; and (v) the subordination provisions of the deferred payment agreement. The Company estimates that the deferred payment obligations would have been valued at approximately $389 million and $365 million at June 30, 2012 and December 31, 2011, respectively.

        Grace expects that adjustments made either prior to or at the effective date of the Joint Plan may be material to Grace's consolidated financial position and results of operations.

        Appeals have been filed in the Third Circuit challenging the District Court order confirming the Joint Plan. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, and if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court in a manner satisfactory to Grace and the other Joint Plan proponents, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700.0 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700.0 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

        As of June 30, 2012, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970.0 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2012 and December 31, 2011:

(In millions)	June 30, 2012	December 31, 2011
Raw materials	$71.7	$63.1
In process	59.9	48.7
Finished products	154.5	185.9
Other	30.9	31.4

	$317.0	$329.1

5. Debt

Components of Debt

(In millions)	June 30, 2012	December 31, 2011
Debt payable within one year	$57.6	$57.9

Debt payable after one year	$2.6	$3.3

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	422.0	407.3
Drawn letters of credit	26.3	26.3
Accrued interest on drawn letters of credit	8.9	8.2

	$957.2	$941.8

Weighted average interest rates on total debt	3.5%	3.5%

        At June 30, 2012, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $57.6 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At June 30, 2012, the carrying value of Grace's bank debt subject to compromise plus interest was $957.2 million. The estimated fair value of the bank debt approximates the carrying value and is estimated using Level 2 inputs; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At June 30, 2012, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until June 2013. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2012, the contract volume, or notional amount, of the commodity contracts was 3.1 million MMBtu (million British thermal units) with a total contract value of $11.0 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until June 2013. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2012, the contract volume, or notional amount, of the commodity contracts was 3.3 million pounds with a total contract value of $3.3 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of June 30, 2012, the total notional amount related to the remaining outstanding currency forward contracts was €245.6 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$29.0	$—	$29.0	$—
Commodity derivatives	0.1	—	0.1	—

Total Assets	$29.1	$—	$29.1	$—

Liabilities
Currency derivatives	$0.3	$—	$0.3	$—
Commodity derivatives	1.9	—	1.9	—

Total Liabilities	$2.2	$—	$2.2	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2011 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$20.4	$—	$20.4	$—
Commodity derivatives	—	—	—	—

Total Assets	$20.4	$—	$20.4	$—

Liabilities
Currency derivatives	$0.5	$—	$0.5	$—
Commodity derivatives	3.8	—	3.8	—

Total Liabilities	$4.3	$—	$4.3	$—

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at June 30, 2012 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.1	Other current liabilities	$1.9
Currency contracts	Other current assets	0.1	Other current liabilities	0.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	19.8	Other current liabilities	0.1
Currency contracts	Other assets	9.1	Other liabilities	—

Total derivatives		$29.1		$2.2

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2011 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$3.8
Currency contracts	Other current assets	—	Other current liabilities	0.4
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	13.1	Other current liabilities	0.1
Currency contracts	Other assets	7.3	Other liabilities	—

Total derivatives		$20.4		$4.3

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six months ended June 30, 2012 and 2011:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.2)	Cost of goods sold	$—
Commodity contracts	0.5	Cost of goods sold	(2.2)

Total derivatives	$0.3		$(2.2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$16.7

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$(0.2)
Commodity contracts	(2.3)	Cost of goods sold	(4.4)

Total derivatives	$(2.3)		$(4.6)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$7.8

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	(0.7)	Cost of goods sold	(0.2)

Total derivatives	$(0.6)		$(0.2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(7.8)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.2	Cost of goods sold	$—
Commodity contracts	(0.6)	Cost of goods sold	(1.1)

Total derivatives	$(0.4)		$(1.1)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(24.3)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at June 30, 2012 and December 31, 2011.

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

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        As of June 30, 2012, the income tax provision on 2012 forecasted income before discrete items was estimated to be 33.7% as compared with 32.5% as of December 31, 2011. The increase was primarily due to an increase in the proportion of U.S. taxable income to worldwide income and the expiration of certain credits and other provisions of U.S. tax rules pertaining to foreign source income.

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $44.6 million to $76.3 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $6.3 million.

  2.
  As a result of expected statute of limitations expirations and the resolution of examination issues and settlements with U.S. federal, state and foreign tax authorities, it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next 12 months by up to $5.5 million.

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

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

interest and penalties accrued on uncertain tax positions was $9.7 million ($7.3 million net of applicable tax benefits) and $8.8 million ($6.9 million net of applicable tax benefits) as of June 30, 2012 and December 31, 2011, respectively.

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2012	December 31, 2011
Overfunded defined benefit pension plans	$35.5	$37.1

Underfunded defined benefit pension plans	(150.0)	(228.0)
Unfunded defined benefit pension plans	(201.4)	(179.4)

Total underfunded and unfunded defined benefit pension plans	(351.4)	(407.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(124.6)	(123.3)
Pension liabilities included in other current liabilities	(13.6)	(13.2)

Net funded status	$(454.1)	$(506.8)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $35.5 million as of June 30, 2012, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $489.6 million as of June 30, 2012.

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

        At the December 31, 2011 measurement date for Grace's defined benefit pension plans, the PBO was approximately $1,757 million as measured under U.S. GAAP. The PBO basis reflected the present value (using a 4.50% discount rate for U.S. plans and a 4.83% weighted average discount rate for non-U.S. plans as of December 31, 2011) of vested and non-vested benefits earned from

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

employee service to date, based upon current services and estimated future pay increases for active employees.

        On a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates, and other identifiable and material actuarial changes. A full remeasurement is performed annually.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 4.50% as of December 31, 2011 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2012, Grace decreased the discount rate for the U.S. qualified pension plans from 4.50% at December 31, 2011 to 4.00% at June 30, 2012 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2011. Based on review of the yield curve analyses for these plans as of June 30, 2012, Grace changed the discount rate for the United Kingdom from 4.75% at December 31, 2011 to 4.50% at June 30, 2012, for Germany from 4.50% at December 31, 2011 to 3.50% at June 30, 2012, and for Canada from 5.25% at December 31, 2011 to 4.75% at June 30, 2012. The funded status as of June 30, 2012 reflects a decrease in total assets of approximately $7 million and an increase in total liabilities of approximately $104 million as compared to December 31, 2011, resulting from the change in discount rates (including the postretirement plan).

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

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2012			2011
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.2	$2.2	$—	$4.4	$2.2	$—
Interest cost	13.8	5.3	0.7	14.8	5.8	0.8
Expected return on plan assets	(16.6)	(3.7)	—	(16.6)	(4.1)	—
Amortization of prior service cost	0.2	—	—	0.3	—	—
Amortization of net deferred actuarial loss	9.2	1.2	0.1	7.3	1.0	0.2

Net periodic benefit cost	$11.8	$5.0	$0.8	$10.2	$4.9	$1.0

	Six Months Ended June 30,
	2012			2011
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$10.7	$4.5	$0.1	$9.1	$4.4	$0.1
Interest cost	28.0	10.8	1.3	30.1	11.4	1.6
Expected return on plan assets	(31.6)	(7.4)	—	(33.1)	(8.1)	—
Amortization of prior service cost	0.4	—	—	0.6	—	—
Amortization of net deferred actuarial loss	17.8	2.4	0.3	15.1	2.1	0.3

Net periodic benefit cost	$25.3	$10.3	$1.7	$21.8	$9.8	$2.0

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

an individual employee's salary or wages. Grace's cost related to this benefit plan for the three and six months ended June 30, 2012 was $3.2 million and $6.6 million compared with $3.2 million and $6.3 million for the prior-year periods.

9. Other Balance Sheet Accounts

(In millions)	June 30, 2012	December 31, 2011
Other Current Liabilities
Accrued compensation	$68.8	$97.8
Income tax payable	50.4	48.3
Customer volume rebates	28.5	35.3
Libby medical program settlement	19.5	—
Accrued commissions	8.2	10.6
Accrued Chapter 11 reorganization expenses	7.1	5.5
Fair value of currency forward and commodity contracts	2.2	4.3
Deferred tax liability	0.2	0.3
Other accrued liabilities	112.1	111.9

	$297.0	$314.0

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

Estimated Investigation and Remediation Costs

        At June 30, 2012, Grace's estimated liability for environmental investigation and remediation costs totaled $145.8 million, compared with $151.2 million at December 31, 2011. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. Net cash

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

expenditures charged against previously established reserves for the six months ended June 30, 2012 and 2011 were $6.6 million and $5.4 million, respectively.

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

        During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine was processed. Grace is cooperating with EPA on this reinvestigation. During the 2011 fourth quarter, EPA requested that Grace conduct additional remediation at seven of these facilities based on revised risk-based criteria developed by EPA. It is probable that EPA will request additional remediation at other facilities. Grace does not have sufficient information to identify either the sites that might require additional remediation or the cost of any additional remediation. Grace will continue to monitor EPA's reinvestigation of the remaining sites and assess any information received from EPA. A liability will be recorded in the future should Grace determine that an obligation is probable and reasonably estimable.

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2012 and December 31, 2011 was $63.9 million and $67.2 million, respectively, excluding interest where applicable. This estimated liability does not include the cost to remediate the Libby mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation or otherwise, which may be material but are not currently estimable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.

  Non-Vermiculite Related Matters

        At June 30, 2012 and December 31, 2011, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $81.9 million and $84.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Multi-Site Settlement

        EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

$44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding bodies of water and forest lands. Grace is cooperating with EPA to investigate these areas. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2012, Grace had gross financial assurances issued and outstanding of $251.5 million, composed of $106.2 million of surety bonds issued by various insurance companies and $145.3 million of standby letters of credit and other financial assurances issued by various banks; $78.4 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2012.

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments

        In the second quarter of 2012, Grace continued to incur cost from restructuring actions as a result of the realignment of the businesses and corporate structure. Grace incurred $2.3 million ($0.8 million in Construction Products, $0.2 million in Materials Technologies and $1.3 million in Corporate) of restructuring expenses and related asset impairments during the second quarter of 2012, compared with $0.7 million during the second quarter of 2011. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Expenses and Related Asset Impairments (In millions)	2012	2011	2012	2011
Severance and other employee related costs	$2.0	$0.7	$4.9	$0.9
Asset impairments and other restructuring costs	0.3	—	0.4	—

Total restructuring expenses and related asset impairments	$2.3	$0.7	$5.3	$0.9

Restructuring Liability (In millions)	Total
Balance at December 31, 2011	$5.9
Accruals for severance and other employee related costs	4.9
Payments	(4.9)
Currency translation adjustments and other	(0.3)

Balance at June 30, 2012	$5.6

12. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Translation effects—intercompany loans	$17.1	$(7.6)	$7.5	$(27.3)
Value of currency forward contracts—intercompany loans	(16.8)	7.8	(8.7)	24.3
Other currency transaction effects	(0.5)	0.4	0.6	2.1
Interest income of non-Debtor subsidiaries	(0.3)	(0.3)	(0.4)	(0.6)
Net loss (gain) on sales of investments and disposals of assets	0.2	(2.9)	0.4	(2.8)
Other miscellaneous (income) expense	(1.9)	2.9	(2.2)	2.4

Total other (income) expense, net	$(2.2)	$0.3	$(2.8)	$(1.9)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$—	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	10.5	(3.6)	6.9
Other changes in funded status	(67.9)	23.4	(44.5)

Benefit plans, net	(57.2)	19.8	(37.4)
Currency translation adjustments	(15.6)	—	(15.6)
Gain (loss) from hedging activities	2.5	(0.9)	1.6

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(70.3)	$18.9	$(51.4)

Six Months Ended June 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.4	$(0.1)	$0.3
Amortization of net deferred actuarial loss included in net periodic benefit cost	20.5	(7.0)	13.5
Other changes in funded status	(60.4)	19.3	(41.1)

Benefit plans, net	(39.5)	12.2	(27.3)
Currency translation adjustments	(9.4)	—	(9.4)
Gain (loss) from hedging activities	2.3	(0.8)	1.5

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(46.6)	$11.4	$(35.2)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Three Months Ended June 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.3	$(0.1)	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.5	(2.9)	5.6
Other changes in funded status	24.3	(8.3)	16.0

Benefit plans, net	33.1	(11.3)	21.8
Currency translation adjustments	(0.5)	—	(0.5)
Gain (loss) from hedging activities	(0.4)	0.2	(0.2)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$32.2	$(11.1)	$21.1

Six Months Ended June 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.6	$(0.2)	$0.4
Amortization of net deferred actuarial loss included in net periodic benefit cost	17.5	(6.0)	11.5
Other changes in funded status	35.2	(12.1)	23.1

Benefit plans, net	53.3	(18.3)	35.0
Currency translation adjustments	1.3	—	1.3
Gain (loss) from hedging activities	0.7	(0.2)	0.5

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$55.3	$(18.5)	$36.8

        The following table presents the components of Grace's accumulated other comprehensive loss at June 30, 2012 and December 31, 2011:

Components of Accumulated Other Comprehensive Loss (In millions)	June 30, 2012	December 31, 2011
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(1.5)	$(1.8)
Net deferred actuarial loss (net of tax)	(631.0)	(603.4)

Benefit plans, net	(632.5)	(605.2)
Currency translation	20.8	30.2
Hedging activities, net of tax	(1.2)	(2.7)
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(613.7)	$(578.5)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at June 30, 2012 and December 31, 2011, respectively, represents the accumulation of net deferred actuarial losses of $631.0 million and $603.4 million as well as net prior service costs of $1.5 million and $1.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.

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

        See Note 6 for a discussion of hedging activities.

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$69.3	$75.8	$130.2	$130.0

Denominators
Weighted average common shares—basic calculation	74.7	73.4	74.5	73.3

Dilutive effect of employee stock options	1.9	2.2	2.0	2.1

Weighted average common shares—diluted calculation	76.6	75.6	76.5	75.4

Basic earnings per share	$0.93	$1.03	$1.75	$1.77

Diluted earnings per share	$0.90	$1.00	$1.70	$1.72

        There were approximately 0.8 million and 1.3 million anti-dilutive options outstanding for the three and six month periods ended June 30, 2012 and 2011, respectively. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share since it has not yet been issued.

15. Operating Segment Information

        Grace is a global producer of specialty chemicals and specialty materials. In the 2012 first quarter, Grace announced a realignment of its business into three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace made this change to align its operating segments more closely with the markets it serves, and to better position its businesses to realize operational efficiencies and reduce overhead costs. Grace Catalysts Technologies includes catalysts and related products used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

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

Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net Sales
Catalysts Technologies	$328.6	$334.9	$640.9	$610.6
Materials Technologies	224.3	233.7	438.1	446.1
Construction Products	273.8	257.8	502.1	465.4

Total	$826.7	$826.4	$1,581.1	$1,522.1

Adjusted EBIT
Catalysts Technologies segment operating income	$100.3	$101.9	$199.2	$179.8
Materials Technologies segment operating income	46.4	43.8	82.5	84.2
Construction Products segment operating income	35.5	29.6	56.0	45.9
Corporate costs	(21.8)	(27.4)	(47.2)	(49.8)
Defined benefit pension expense	(16.8)	(15.1)	(35.6)	(31.6)

Total	$143.6	$132.8	$254.9	$228.5

(In millions)	June 30, 2012	December 31, 2011
Total Assets
Catalysts Technologies	$782.8	$804.5
Materials Technologies	487.3	481.1
Construction Products	574.3	545.9
Corporate	2,710.8	2,662.5

Total	$4,555.2	$4,494.0

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the three and six month periods ended June 30, 2012 and 2011 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Grace Adjusted EBIT	$143.6	$132.8	$254.9	$228.5
Chapter 11- and asbestos-related costs, net	(25.2)	(9.0)	(30.4)	(14.7)
Restructuring expenses and related asset impairments	(2.3)	(0.7)	(5.3)	(0.9)
Divestment expenses	—	—	(0.2)	—
Interest expense and related financing costs	(11.3)	(11.0)	(22.6)	(21.4)
Interest income of non-Debtor subsidiaries	0.3	0.3	0.4	0.6
Net income (loss) attributable to noncontrolling interests	0.4	(0.3)	0.8	(0.5)

Income before income taxes	$105.5	$112.1	$197.6	$191.6

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net Sales
United States	$238.7	$247.8	$441.1	$453.8
Canada and Puerto Rico	23.6	25.3	44.8	44.5

Total North America	262.3	273.1	485.9	498.3
Europe Middle East Africa	309.8	325.5	602.8	597.7
Asia Pacific	167.3	150.5	329.8	280.8
Latin America	87.3	77.3	162.6	145.3

Total	$826.7	$826.4	$1,581.1	$1,522.1

16. Unconsolidated Affiliate

        Grace accounts for its 50% ownership interest in ART using the equity method of accounting.

        Grace and ART transact business on a regular basis and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an

Notes to Consolidated Financial Statements (Continued)

16. Unconsolidated Affiliate (Continued)

unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Grace sales of catalysts to ART	$49.2	$53.9	$99.7	$113.3
Charges for fixed costs, research and development and selling, general and administrative services to ART	7.7	7.2	15.1	13.7

        Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2013. No amounts were outstanding at June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Sales	$28.3	$22.7	$51.7	$40.1
Income (loss) before taxes	2.3	(0.8)	4.1	(1.5)
Net income (loss)	1.9	(0.8)	3.5	(1.7)
Noncontrolling interests in net income (loss)	0.4	(0.3)	0.8	(0.5)

(In millions)	June 30, 2012	December 31, 2011
Cash	$6.9	$6.7
Other current assets	39.1	34.7
Total assets	59.1	53.0
Total liabilities	33.5	30.3
Shareholders' equity	25.6	22.7
Noncontrolling interests in shareholders' equity	9.2	8.1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended June 30, 2012 as the "second quarter", the quarter ended June 30, 2011 as the "prior-year quarter", the quarter ended March 31, 2012 as the "2012 first quarter", the six months ended June 30, 2012 as the "six months", and the six months ended June 30, 2011 as the "prior-year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.

Results of Operations

Second Quarter Performance Summary

        Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

  •
  Net sales of $826.7 million were unchanged from the prior year, as improved base pricing and sales volumes were offset by unfavorable currency translation and lower rare earth surcharges.

  •
  Adjusted EBIT increased 8.1% to $143.6 million.

  •
  Grace net income decreased 8.6% to $69.3 million or $0.90 per diluted share, due to the $19.5 million Libby Medical Program settlement. Adjusted EPS was $1.14 per diluted share.

  •
  Adjusted EBIT Return On Invested Capital increased to 36.3%.

Summary Description of Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our three operating segments.

        Grace Catalysts Technologies produces and sells catalysts and related products used in refining, petrochemical and other chemical manufacturing applications including:

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

        Grace Materials Technologies produces and sells specialty materials, coatings and sealants and related products used in coatings, consumer, industrial, pharmaceutical, and packaging applications including:

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

  •
  Silica-based separation media and excipients and pharmaceutical intermediates combined with complementary purification products including chromatography columns and consumables used in the pharmaceutical, life science and related industries, and CO2 adsorbents used in anesthesiology and mine safety applications; and

  •
  Packaging materials, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents; coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds; and scavenging technologies designed to reduce off-taste and extend the shelf-life of packaged products.

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

Global scope

        We operate our business on a global scale with approximately 71% of our annual 2011 sales and 72% of our six months sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

Analysis of Operations

        We have set forth in the table below our key operating statistics with percentage changes for the second quarter compared with the prior-year quarter and for the six months compared with the prior-year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Adjusted EBIT, Adjusted EBITDA, Adjusted EPS and Adjusted EBIT Return On Invested Capital do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

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

	Three Months Ended June 30,			Six Months Ended June 30,
Analysis of Operations (In millions, except per share amounts)	2012	2011	% Change	2012	2011	% Change
Net sales:
Catalysts Technologies	$328.6	$334.9	(1.9)%	$640.9	$610.6	5.0%
Materials Technologies	224.3	233.7	(4.0)%	438.1	446.1	(1.8)%
Construction Products	273.8	257.8	6.2%	502.1	465.4	7.9%

Total Grace net sales	$826.7	$826.4	—%	$1,581.1	$1,522.1	3.9%

Net sales by region:
North America	$262.3	$273.1	(4.0)%	$485.9	$498.3	(2.5)%
Europe Middle East Africa	309.8	325.5	(4.8)%	602.8	597.7	0.9%
Asia Pacific	167.3	150.5	11.2%	329.8	280.8	17.5%
Latin America	87.3	77.3	12.9%	162.6	145.3	11.9%

Total net sales by region	$826.7	$826.4	—%	$1,581.1	$1,522.1	3.9%

Profitability performance measures:
Adjusted EBIT(A)(B):
Catalysts Technologies segment operating income	$100.3	$101.9	(1.6)%	$199.2	$179.8	10.8%
Materials Technologies segment operating income	46.4	43.8	5.9%	82.5	84.2	(2.0)%
Construction Products segment operating income	35.5	29.6	19.9%	56.0	45.9	22.0%
Corporate support functions (including performance based compensation)	(15.1)	(21.2)	28.8%	(34.8)	(38.0)	8.4%
Other corporate costs (including non-asbestos environmental remediation)	(6.7)	(6.2)	(8.1)%	(12.4)	(11.8)	(5.1)%
Defined benefit pension expense(B)	(16.8)	(15.1)	(11.3)%	(35.6)	(31.6)	(12.7)%

Adjusted EBIT	143.6	132.8	8.1%	254.9	228.5	11.6%
Chapter 11- and asbestos-related costs, net	(25.2)	(9.0)	(180.0)%	(30.4)	(14.7)	(106.8)%
Restructuring expenses and related asset impairments	(2.3)	(0.7)	NM	(5.3)	(0.9)	NM
Divestment expenses	—	—	—%	(0.2)	—	NM
Interest expense and related financing costs	(11.3)	(11.0)	(2.7)%	(22.6)	(21.4)	(5.6)%
Interest income of non-Debtor subsidiaries	0.3	0.3	—%	0.4	0.6	(33.3)%
Provision for income taxes	(35.8)	(36.6)	2.2%	(66.6)	(62.1)	(7.2)%

Net income attributable to W. R. Grace & Co. shareholders	$69.3	$75.8	(8.6)%	$130.2	$130.0	0.2%

Diluted EPS (GAAP)	$0.90	$1.00	(10.0)%	$1.70	$1.72	(1.2)%

Adjusted EPS (non-GAAP)	$1.14	$1.11	2.7%	$2.02	$1.88	7.4%

	Three Months Ended June 30,			Six Months Ended June 30,
Analysis of Operations (In millions)	2012	2011	% Change	2012	2011	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	40.4%	41.2%	(0.8) pts	41.2%	40.7%	0.5 pts
Materials Technologies	33.5%	33.6%	(0.1) pts	32.6%	33.7%	(1.1) pts
Construction Products	35.1%	34.1%	1.0 pts	34.7%	33.9%	0.8 pts
Total Grace	36.8%	36.9%	(0.1) pts	36.8%	36.6%	0.2 pts
Operating margin:
Catalysts Technologies	30.5%	30.4%	0.1 pts	31.1%	29.4%	1.7 pts
Materials Technologies	20.7%	18.7%	2.0 pts	18.8%	18.9%	(0.1) pts
Construction Products	13.0%	11.5%	1.5 pts	11.2%	9.9%	1.3 pts
Total Grace	17.4%	16.1%	1.3 pts	16.1%	15.0%	1.1 pts
Adjusted EBITDA:
Adjusted EBIT:
Catalysts Technologies	$100.3	$101.9	(1.6)%	$199.2	$179.8	10.8%
Materials Technologies	46.4	43.8	5.9%	82.5	84.2	(2.0)%
Construction Products	35.5	29.6	19.9%	56.0	45.9	22.0%
Corporate	(38.6)	(42.5)	9.2%	(82.8)	(81.4)	(1.7)%
Total Grace	143.6	132.8	8.1%	254.9	228.5	11.6%
Depreciation and amortization:
Catalysts Technologies	$13.6	$12.9	5.4%	$27.2	$25.5	6.7%
Materials Technologies	7.4	8.0	(7.5)%	14.8	15.9	(6.9)%
Construction Products	8.1	8.4	(3.6)%	15.6	16.7	(6.6)%
Corporate	0.7	0.4	75.0%	1.6	0.8	100.0%
Total Grace	29.8	29.7	0.3%	59.2	58.9	0.5%
Adjusted EBITDA:
Catalysts Technologies	$113.9	$114.8	(0.8)%	$226.4	$205.3	10.3%
Materials Technologies	53.8	51.8	3.9%	97.3	100.1	(2.8)%
Construction Products	43.6	38.0	14.7%	71.6	62.6	14.4%
Corporate	(37.9)	(42.1)	10.0%	(81.2)	(80.6)	(0.7)%
Total Grace	173.4	162.5	6.7%	314.1	287.4	9.3%
Adjusted EBITDA margin:
Catalysts Technologies	34.7%	34.3%	0.4 pts	35.3%	33.6%	1.7 pts
Materials Technologies	24.0%	22.2%	1.8 pts	22.2%	22.4%	(0.2) pts
Construction Products	15.9%	14.7%	1.2 pts	14.3%	13.5%	0.8 pts
Total Grace	21.0%	19.7%	1.3 pts	19.9%	18.9%	1.0 pts

	Four Quarters Ended June 30,
Analysis of Operations (In millions)	2012	2011
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$505.0	$399.5
Invested Capital:
Trade accounts receivable	510.5	501.0
Inventories	317.0	313.2
Accounts payable	(259.9)	(262.9)

	567.6	551.3
Other current assets (excluding income taxes)	78.6	65.4
Properties and equipment, net	720.3	719.7
Goodwill	145.4	130.2
Investment in unconsolidated affiliate	76.8	63.6
Other assets	98.3	85.6
Other current liabilities (excluding income taxes and restructuring)	(240.8)	(240.0)
Other liabilities (including non-asbestos environmental remediation)	(55.6)	(55.1)

Total invested capital	$1,390.6	$1,320.7

Adjusted EBIT Return On Invested Capital	36.3%	30.2%

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

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the second quarter and six months compared with the corresponding prior-year periods.

Net Sales and Gross Margin

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months ended June 30, 2012 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2011
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	2.1%	0.2%	(4.2)%	(1.9)%
Materials Technologies	(1.3)%	2.4%	(5.1)%	(4.0)%
Construction Products	7.5%	2.7%	(4.0)%	6.2%
Net sales	2.7%	1.6%	(4.3)%	—%
By Region:
North America	(1.6)%	(2.3)%	(0.1)%	(4.0)%
Europe Middle East Africa	2.7%	0.6%	(8.1)%	(4.8)%
Asia Pacific	6.5%	6.9%	(2.2)%	11.2%
Latin America	11.5%	8.8%	(7.4)%	12.9%

        Sales for the second quarter were unchanged overall compared with the prior-year quarter as improved base pricing (+4.7%) and higher sales volumes (+2.7%) were offset by unfavorable currency translation (-4.3%) and lower rare earth surcharges (-3.1%). Sales in emerging regions grew 13.3% and represented 36.3% of our total sales compared with 32.1% in the prior-year quarter.

	Six Months ended June 30, 2012 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2011
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	0.6%	7.3%	(2.9)%	5.0%
Materials Technologies	(1.3)%	2.9%	(3.4)%	(1.8)%
Construction Products	7.8%	2.9%	(2.8)%	7.9%
Net sales	2.2%	4.7%	(3.0)%	3.9%
By Region:
North America	(3.9)%	1.5%	(0.1)%	(2.5)%
Europe Middle East Africa	3.2%	3.4%	(5.7)%	0.9%
Asia Pacific	7.2%	11.4%	(1.1)%	17.5%
Latin America	9.9%	7.5%	(5.5)%	11.9%

        Sales for the six months increased 3.9% overall compared with the prior-year period. The sales increase was due to improved base pricing (+5.4%) and higher sales volumes (+2.2%), partially offset by unfavorable currency translation (-3.0%) and lower rare earth surcharges (-0.7%). Sales in emerging regions grew 13.7% and represented 34.9% of our total sales compared with 31.9% in the prior-year period.

Adjusted EBIT

        Adjusted EBIT was $143.6 million for the second quarter, an increase of 8.1% compared with the prior-year quarter. The increase was primarily due to higher segment operating income in Construction Products and a reduction in operating expenses resulting from reduced incentive compensation, expense controls, and previously announced restructuring activities. Gross margin was 36.8% for the second quarter compared with 36.9% for the prior-year quarter. Improved pricing and productivity gains were offset by higher raw materials and manufacturing costs.

        Adjusted EBIT was $254.9 million for the six months, an increase of 11.6% compared with the prior-year period. The increase was primarily due to the increase in sales and improvement in gross margin and lower operating expenses compared with the prior-year period. Gross margin was 36.8% for the six months compared with 36.6% for the prior-year period. The increase in gross margin was primarily due to improved pricing and better operating leverage, partially offset by unfavorable currency translation and inflation in certain raw materials.

Grace Net Income

        Grace net income was $69.3 million for the second quarter, a decrease of 8.6% compared with $75.8 million for the prior-year quarter. The decrease was primarily due to the $19.5 million Libby Medical Program settlement, higher defined benefit pension expenses, and higher restructuring expenses, partially offset by improved segment operating income and lower corporate costs.

        Grace net income was $130.2 million for the six months, an increase of 0.2% compared with $130.0 million for the prior-year period. The increase was primarily due to improved segment operating income, partially offset by the $19.5 million Libby Medical Program settlement, a higher provision for income taxes, higher defined benefit pension expenses, and higher restructuring expenses.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.90				$1.70
Restructuring expenses and related asset impairments	$2.3	$0.6	$1.7	0.02	$5.3	$1.6	$3.7	0.05
Chapter 11- and asbestos-related costs, net	25.2	8.7	16.5	0.22	30.4	10.1	20.3	0.27
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(0.1)	0.1	—		(0.3)	0.3	—

Adjusted EPS (non-GAAP)				$1.14				$2.02

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.00				$1.72
Restructuring expenses and related asset impairments	$0.7	$0.2	$0.5	0.01	$0.9	$0.3	$0.6	0.01
Chapter 11- and asbestos-related costs, net	9.0	2.4	6.6	0.09	14.7	3.8	10.9	0.14
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(0.4)	0.4	0.01		(0.4)	0.4	0.01

Adjusted EPS (non-GAAP)				$1.11				$1.88

Adjusted EBIT Return On Invested Capital

        Adjusted EBIT Return On Invested Capital for the second quarter was 36.3% on a trailing four quarters basis, up from 30.2% on the same basis in the prior-year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Catalysts Technologies

        Following is an overview of the financial performance of Catalysts Technologies for the second quarter and six months compared with the corresponding prior-year periods.

Net Sales—Catalysts Technologies

        Sales of Catalysts Technologies were $328.6 million for the second quarter, a decrease of 1.9% compared with the prior-year quarter. The decrease was due to lower rare earth surcharges (-7.7%) and unfavorable currency translation (-4.2%), partially offset by improved base pricing (+7.9%) and higher sales volumes (+2.1%). Declines in rare earth prices resulted in lower rare earth surcharges compared with the prior-year quarter, a trend we expect to continue through the balance of the year. The increase in base pricing was driven by the adoption of our low and no rare earth FCC catalysts and by price increases designed to offset the higher costs of certain raw materials. Sales volumes increased in polyolefin catalysts, driven by strong polyethylene catalyst demand and continued growth in new polypropylene catalysts, while sales volumes for FCC catalysts decreased due to refinery slowdowns and closures by certain of our customers. Several large refineries in the mature markets have closed over the last 12 months, which reduced our sales volumes in the second quarter by approximately $12 million. We expect this capacity to be replaced by more economically efficient refineries in emerging regions.

        Sales of Catalysts Technologies were $640.9 million for the six months, an increase of 5.0% compared with the prior-year period. The increase was due to improved base pricing (+9.1%) and higher sales volumes (+0.6%), partially offset by unfavorable currency translation (-2.9%) and lower rare earth surcharges (-1.8%).

Segment Operating Income (SOI) and Margin—Catalysts Technologies

        Gross profit of Catalysts Technologies was $132.9 million in the second quarter, a decrease of 3.7% compared with the prior-year quarter. Segment gross margin was 40.4% compared with 41.2% for the prior-year quarter. The decrease in gross margin was primarily due to unabsorbed manufacturing costs resulting from scheduled maintenance turnarounds at two of our major manufacturing facilities.

        Segment operating income of Catalysts Technologies was $100.3 million in the second quarter, a decrease of 1.6% compared with the prior-year quarter. The decrease was primarily due to lower gross margin and lower ART equity income, partially offset by reduced expenses. Segment operating margin for the second quarter increased to 30.5%, an improvement of 10 basis points compared with the prior-year quarter.

        Gross profit of Catalysts Technologies was $264.1 million in the six months, an increase of 6.2% compared with the prior-year period. Segment gross margin was 41.2% compared with 40.7% for the prior-year period. The increase was primarily due to improved pricing and productivity, partially offset by higher raw materials costs, particularly caustic soda and alumina chemicals.

        Segment operating income of Catalysts Technologies was $199.2 million in the six months, an increase of 10.8% compared with the prior-year period. The increase was primarily due to improved gross margin and higher ART equity income. Segment operating margin for the six months increased to 31.1%, an improvement of 170 basis points compared with the prior-year period.

Operating Segment Overview—Materials Technologies

        Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.

Net Sales—Materials Technologies

        Sales of Materials Technologies were $224.3 million in the second quarter, a decrease of 4.0% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-5.1%) and lower sales volumes (-1.3%), partially offset by improved pricing (+2.4%). Of our three segments, Materials Technologies has the highest exposure to Europe and is the most sensitive to destocking by our customers due to the short cycle nature of the business and the higher inventory levels our customers carry. Sales volumes decreased from the prior-year quarter as demand from European customers was weaker in packaging and engineered materials. Sales volumes increased sequentially, in part from strengthening sales of engineered material products in emerging regions.

        Sales of Materials Technologies were $438.1 million for the six months, a decrease of 1.8% compared with the prior-year period. The decrease was due to unfavorable currency translation (-3.4%) and lower sales volumes (-1.3%), partially offset by improved pricing (+2.9%). Lower sales volumes resulted from lower engineered materials sales volumes in Europe and Asia. Slowing demand for coatings in Asia late last year carried into the first part of this year.

Segment Operating Income (SOI) and Margin—Materials Technologies

        Gross profit of Materials Technologies was $75.1 million in the second quarter, a decrease of 4.5% compared with the prior-year quarter. Segment gross margin was 33.5% compared with 33.6% for the prior-year quarter, as improved pricing was offset by increased raw material costs and unabsorbed manufacturing costs resulting from lower sales volumes. Gross margin improved sequentially, reflecting the increased operating productivity, pricing, and cost reduction efforts that we initiated in the 2012 first quarter.

        Segment operating income of Materials Technologies was $46.4 million in the second quarter, an increase of 5.9% compared with the prior-year quarter. Segment operating margin for the second quarter increased to 20.7%, an improvement of 200 basis points compared with the prior-year quarter. The increase was primarily due to a reduction in operating expenses resulting from reduced incentive compensation, expense controls, and previously announced restructuring activities.

        Gross profit of Materials Technologies was $143.0 million in the six months, a decrease of 4.9% compared with the prior-year period. Segment gross margin was 32.6% compared with 33.7% for the prior-year period. The decrease was primarily due to higher raw material costs and unabsorbed manufacturing costs resulting from lower sales volumes.

        Segment operating income of Materials Technologies was $82.5 million in the six months, a decrease of 2.0% compared with the prior-year period, primarily due to lower gross margin. Segment operating margin for the six months was 18.8%, a decline of 10 basis points compared with the prior-year period.

Operating Segment Overview—Construction Products

        Following is an overview of the financial performance of Construction Products for the second quarter and six months compared with the corresponding prior-year periods.

Net Sales—Construction Products

        Sales of Construction Products were $273.8 million in the second quarter, an increase of 6.2% compared with the prior-year quarter. The increase was due to higher sales volumes (+7.5%) and improved pricing (+2.7%), partially offset by unfavorable currency translation (-4.0%). Sales in emerging regions, which represented 33.3% of sales in the second quarter, increased 12.2% due to the strong sales performance in emerging Asia, Latin America, and the Middle East. Sales in North America, which represented 41.5% of sales in the second quarter, increased 10.2% compared with the prior-year quarter, due to an increase in multi-family residential and infrastructure projects in the United States. Sales in EMEA (including India) were unchanged as growth in the Middle East and India was offset by lower sales in Western Europe. Western Europe, which represented 15.4% of sales in the second quarter, declined 13.6% compared with the prior-year quarter, due to unfavorable currency translation, a continued decline in construction activity in southern Europe and the United Kingdom, and the strategic closure of our manufacturing operations in Spain. The 2011 third quarter acquisition of De Neef Conchem Group contributed $8.8 million to sales, which more than offset a $5.3 million decline in sales due to the 2011 fourth quarter divesture of the vermiculite business.

        Sales of Construction Products were $502.1 million for the six months, an increase of 7.9% compared with the prior-year period. The increase was due to higher sales volumes (+7.8%) and improved pricing (+2.9%), partially offset by unfavorable currency translation (-2.8%). Sales in emerging regions, which represented 33.0% of sales in the six months, increased 17.0% due to the strong sales performance in emerging Asia, Latin America and the Middle East. Sales in North America increased 8.3%, due to an increase in multi-family residential and infrastructure projects in the United States. Sales in EMEA (including India) increased as lower sales in Western Europe were more than offset by growth in the Middle East and India.

Segment Operating Income (SOI) and Margin—Construction Products

        Gross profit of Construction Products was $96.2 million in the second quarter, an increase of 9.4% compared with the prior-year quarter. Segment gross margin was 35.1% compared with 34.1% for the prior-year quarter. The increase was primarily due to better operating leverage from higher sales volumes, improved pricing, and a favorable sales mix comparison between the acquired and divested businesses.

        Segment operating income of Construction Products was $35.5 million in the second quarter, an increase of 19.9% compared with the prior-year quarter. The increase was primarily due to higher sales and improved gross margin. Segment operating margin for the second quarter increased to 13.0%, an improvement of 150 basis points compared with the prior-year quarter.

        Gross profit of Construction Products was $174.2 million in the six months, an increase of 10.3% compared with the prior-year period. Segment gross margin was 34.7% compared with 33.9% for the prior-year period. The increase was primarily due to better operating leverage from higher sales volumes, improved pricing, and a favorable sales mix comparison between the acquired and divested businesses, partially offset by higher raw materials costs.

        Segment operating income of Construction Products was $56.0 million in the six months, an increase of 22.0% compared with the prior-year period. The increase was primarily due to higher sales and improved gross margin. Segment operating margin for the six months increased to 11.2%, an improvement of 130 basis points compared with the prior-year period.

Corporate Overview

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs for the second quarter decreased 20.4% compared with the prior-year quarter primarily due to the impact of lower incentive compensation accruals and restructuring initiatives announced in the 2012 first quarter.

        Corporate costs for the six months decreased 5.2% compared with the prior-year period primarily due to the impact of lower incentive compensation accruals and restructuring initiatives announced in the 2012 first quarter.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Catalysts Technologies, Materials Technologies, Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense for the second quarter and six months was $16.8 million and $35.6 million compared with $15.1 million and $31.6 million for the prior-year periods. The increase was primarily due to year-over-year changes in actuarial assumptions including lower discount rates and a lower expected long-term rate of return on plan assets.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$3.7	$6.7	$8.2	$12.5
Libby medical program settlement	19.5	—	19.5	—
Asbestos administration costs	2.1	1.2	3.3	2.3
Provision for environmental remediation related to asbestos, net	0.2	0.2	0.2	0.4
D&O insurance costs related to Chapter 11	—	0.4	0.1	0.8
Chapter 11 financing related(A):
Translation effects—intercompany loans	17.1	(7.6)	7.5	(27.3)
Value of currency forward contracts—intercompany loans	(16.8)	7.8	(8.7)	24.3
Certain other currency translation costs, net	(0.6)	0.3	0.3	1.7

Chapter 11- and asbestos-related costs, net	$25.2	$9.0	$30.4	$14.7

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

        The increase in Chapter 11- and asbestos-related costs, net, in the second quarter and six months compared with the corresponding prior-year periods was primarily due to the accrual of the court-approved settlement of $19.5 million related to the Grace-operated Libby Medical Program.

        We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.

Interest Expense

        Interest expense was $11.3 million for the second quarter, an increase of 2.7% compared with the prior-year quarter, and $22.6 million for the six months, an increase of 5.6% compared with the prior-year period. The increase was due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rate on pre-petition obligations was 3.5% for the second quarter, prior-year quarter, six months, and prior-year period. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the six months and the prior-year period would have been $69.2 million and $67.1 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $66.6 million and $62.1 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments.

        We have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We generally pay income taxes in foreign jurisdictions in cash. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. Income taxes paid in cash, net of refunds, were $30.4 million for the six months, or approximately 15.4% of income before income taxes.

        See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2012. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on June 30, 2012, we would have required less than $600 million of new financing to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.

Cash Resources and Available Credit Facilities

        At June 30, 2012, we had available liquidity of $1,171.9 million, consisting of $1,111.4 million in cash and cash equivalents ($814.2 million in the U.S.), and $60.5 million of available liquidity under various non-U.S. credit facilities.

        We maintain a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At June 30, 2012, we held $84.5 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

        Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our largest non-U.S. credit facility is in Germany and is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables.

        The following table summarizes our non-U.S. credit facilities as of June 30, 2012:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$62.5	$16.1	12/31/2013
Other Countries	5.9	5.9	Various through 2013
Other Countries-cash collateralized(A)	86.0	38.5	3/1/2013

Total	$154.4	$60.5

(A)
Cash collateral related to these facilities is reflected as restricted cash in the Consolidated Balance Sheets.

        We believe that these funds and credit facilities are sufficient to finance our operations and support our business strategy. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2012	2011
Net cash provided by (used for) operating activities	$115.1	$(72.3)
Net cash used for investing activities	(65.3)	(66.2)
Net cash provided by financing activities	20.6	7.2
Effect of currency exchange rate changes on cash and cash equivalents	(7.3)	10.3

Increase (decrease) in cash and cash equivalents	63.1	(121.0)
Cash and cash equivalents, beginning of period	1,048.3	1,015.7

Cash and cash equivalents, end of period	$1,111.4	$894.7

        Net cash provided by operating activities in the six months was $115.1 million, compared with $72.3 million used for operating activities in the prior-year period. The change in cash used for operating activities primarily relates to lower pension contributions, lower income tax payments, improved working capital performance, and higher earnings.

        Net cash provided by financing activities in the six months was $20.6 million, compared with $7.2 million in the prior-year period. The change in cash provided by financing activities is primarily due to the increase in proceeds from the exercise of stock options.

        Included in net cash provided by operating activities are accelerated defined benefit pension plan contributions of $83.4 million and $180.0 million, Chapter 11 expenses paid of $6.5 million and $8.6 million, and expenditures for asbestos-related environmental remediation of $3.4 million and $1.4 million for the six months and prior-year period, respectively. These cash flows totaled $93.3 million and $190.0 million in the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.

Debt and Other Contractual Obligations

        Total debt outstanding at June 30, 2012 was $1,017.4 million, including $430.9 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.3 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2012. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the second quarter and six months were $3.2 million and $6.6 million compared with $3.2 million and $6.3 million for the prior-year periods.

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
Funded Status of Pension Plans (In millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Projected benefit obligation	$226.4	$224.0	$1,278.9	$1,217.3	$339.6	$315.9
Fair value of plan assets	261.9	261.1	1,128.9	989.3	—	—

Funded status (PBO basis)	$35.5	$37.1	$(150.0)	$(228.0)	$(339.6)	$(315.9)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $35.5 million as of June 30, 2012, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $150.0 million as of June 30, 2012. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $339.6 million at June 30, 2012 is unfunded. The combined balance of the underfunded and unfunded plans was $489.6 million as of June 30, 2012 and is presented as a liability on the Consolidated Balance Sheets as follows: $13.6 million in "other current liabilities"; $351.4 million included in "underfunded and unfunded defined benefit pension plans"; and $124.6 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at June 30, 2012 were approximately $1,094 million, up approximately $139 million from December 31, 2011, as a result of cash contributions and returns on plan assets.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2012	2011	2012	2011
U.S. advance-funded plans	$—	$—	$109.3	$203.1
U.S. pay-as-you-go plans	1.4	1.5	2.8	2.9
Non-U.S. advance-funded plans	1.3	1.1	2.2	2.1
Non-U.S. pay-as-you-go plans	1.8	2.2	3.9	4.0

Total Cash Contributions	$4.5	$4.8	$118.2	$212.1

        We made contributions to our U.S. advance-funded plans of approximately $109 million in the first quarter, which includes minimum required payments of approximately $26 million and an accelerated contribution of $83 million.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $6.1 million to these plans during both the six months and the prior-year period.

Postretirement Benefits Other Than Pension

        We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the second quarter and six months was $1.0 million and $2.6 million compared with $0.7 million and $1.9 million for the prior-year periods. We received Medicare subsidy payments of $2.0 million during the six months compared with $1.9 million for the prior-year period. Our recorded liability for postretirement benefits of $65.2 million at June 30, 2012 is stated at net present value discounted at 3.75%. Under our proposed Joint Plan, these benefits would continue.

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

Goodwill

        Our Construction Products Europe reporting unit continues to operate in a challenging environment. We currently believe that the fair value of this reporting unit exceeds its carrying value. We may be required to record a non-cash impairment charge in the future if market conditions or business performance deteriorate further.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of June 30, 2012, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

W. R. GRACE & CO. (Registrant)
Date: August 6, 2012	By:	/s/ ALFRED E. FESTA Alfred E. Festa (Chairman and Chief Executive Officer)
Date: August 6, 2012	By:	/s/ HUDSON LA FORCE III Hudson La Force III (Senior Vice President and Chief Financial Officer)
Date: August 6, 2012	By:	/s/ WILLIAM C. DOCKMAN William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
15		Accountants' Awareness Letter
31(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.