Form 10-Q
period 2012-09-30
W R GRACE & CO
filed 2012-11-08
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value per share	75,313,364 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011 and the consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

McLean, Virginia
November 8, 2012

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net sales	$776.6	$864.2	$2,357.7	$2,386.3
Cost of goods sold	491.8	547.8	1,491.7	1,512.9

Gross profit	284.8	316.4	866.0	873.4
Selling, general and administrative expenses	130.8	148.2	401.2	424.0
Restructuring expenses and related asset impairments	1.1	0.1	6.4	1.0
Research and development expenses	15.4	16.8	47.9	49.1
Defined benefit pension expense	17.6	15.9	53.2	47.5
Interest expense and related financing costs	11.5	11.1	34.1	32.5
Provision for environmental remediation	0.6	1.1	1.8	1.6
Chapter 11 expenses, net of interest income	4.4	4.4	12.6	16.9
Libby medical program settlement	0.1	—	19.6	—
Equity in earnings of unconsolidated affiliate	(4.9)	(5.5)	(13.8)	(13.2)
Other (income) expense, net	(3.2)	2.7	(6.0)	0.8

Total costs and expenses	173.4	194.8	557.0	560.2

Income before income taxes	111.4	121.6	309.0	313.2
Provision for income taxes	(35.4)	(40.4)	(102.0)	(102.5)

Net income	76.0	81.2	207.0	210.7
Less: Net loss (income) attributable to noncontrolling interests	(0.5)	0.1	(1.3)	0.6

Net income attributable to W. R. Grace & Co. shareholders	$75.5	$81.3	$205.7	$211.3

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.01	$1.10	$2.75	$2.87
Weighted average number of basic shares	75.0	73.7	74.7	73.5
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.99	$1.07	$2.70	$2.80
Weighted average number of diluted shares	76.4	75.7	76.2	75.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net income	$76.0	$81.2	$207.0	$210.7

Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(13.0)	(114.5)	(40.3)	(79.5)
Currency translation adjustments	14.5	(7.6)	5.1	(6.3)
Gain (loss) from hedging activities, net of income taxes	1.5	(1.7)	3.0	(1.2)
Total other comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(0.2)	—	0.2

Total other comprehensive income (loss)	2.7	(124.0)	(32.2)	(86.8)

Comprehensive income (loss)	78.7	(42.8)	174.8	123.9
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.2)	0.3	(1.3)	0.4

Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$78.5	$(42.5)	$173.5	$124.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
OPERATING ACTIVITIES
Net income	$207.0	$210.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	88.9	89.9
Equity in earnings of unconsolidated affiliate	(13.8)	(13.2)
Dividends received from unconsolidated affiliate	6.3	10.5
Chapter 11 expenses, net of interest income	12.6	16.9
Chapter 11 expenses paid	(9.9)	(15.8)
Libby medical program settlement	19.6	—
Libby medical program settlement paid	(19.6)	—
Provision for income taxes	102.0	102.5
Income taxes paid, net of refunds	(41.6)	(38.3)
Tax benefits from stock-based compensation	(23.0)	—
Interest accrued on pre-petition liabilities subject to compromise	30.0	29.0
Restructuring expenses and related asset impairments	6.4	1.0
Payments for restructuring expenses and related asset impairments	(7.2)	(6.3)
Defined benefit pension expense	53.2	47.5
Payments under defined benefit pension arrangements	(122.5)	(260.0)
Provision for environmental remediation	1.8	1.6
Expenditures for environmental remediation	(8.1)	(7.7)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(3.7)	(86.8)
Inventories	20.6	(89.3)
Accounts payable	(6.0)	54.8
All other items, net	(10.2)	7.7

Net cash provided by operating activities	282.8	54.7

INVESTING ACTIVITIES
Capital expenditures	(94.0)	(97.1)
Businesses acquired, net of cash acquired	(40.5)	(55.8)
Transfer to restricted cash and cash equivalents	(24.1)	(27.7)
Other investing activities	0.5	6.8

Net cash used for investing activities	(158.1)	(173.8)

FINANCING ACTIVITIES
Net borrowings under credit arrangements	24.6	10.0
Proceeds from exercise of stock options	25.7	10.3
Tax benefits from stock-based compensation	23.0	—
Other financing activities	5.1	4.7

Net cash provided by financing activities	78.4	25.0

Effect of currency exchange rate changes on cash and cash equivalents	(0.2)	2.2

Increase (decrease) in cash and cash equivalents	202.9	(91.9)
Cash and cash equivalents, beginning of period	1,048.3	1,015.7

Cash and cash equivalents, end of period	$1,251.2	$923.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,251.2	$1,048.3
Restricted cash and cash equivalents	160.6	136.5
Trade accounts receivable, less allowance of $4.8 (2011—$8.1)	471.2	461.8
Accounts receivable—unconsolidated affiliate	12.2	11.2
Inventories	309.0	329.1
Deferred income taxes	58.8	66.5
Other current assets	95.1	93.0

Total Current Assets	2,358.1	2,146.4
Properties and equipment, net of accumulated depreciation and amortization of $1,780.1 (2011—$1,722.7)	735.4	723.5
Goodwill	170.0	148.2
Patents, licenses and other intangible assets, net	84.5	70.6
Deferred income taxes	756.5	759.4
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	32.8	37.1
Investment in unconsolidated affiliate	81.2	70.8
Other assets	38.0	38.0

Total Assets	$4,756.5	$4,494.0

LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$72.4	$57.9
Debt payable—unconsolidated affiliate	3.5	3.4
Accounts payable	253.0	257.1
Accounts payable—unconsolidated affiliate	0.2	0.5
Other current liabilities	305.1	314.0

Total Current Liabilities	634.2	632.9
Debt payable after one year	13.2	3.3
Debt payable—unconsolidated affiliate	22.1	18.3
Deferred income taxes	24.1	19.8
Underfunded and unfunded defined benefit pension plans	380.6	407.4
Other liabilities	43.6	49.1

Total Liabilities Not Subject to Compromise	1,117.8	1,130.8
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	965.3	941.8
Income tax contingencies	80.7	69.3
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	143.3	149.9
Postretirement benefits	189.6	185.2
Other liabilities and accrued interest	157.6	149.5

Total Liabilities Subject to Compromise	3,236.5	3,195.7

Total Liabilities	4,354.3	4,326.5

Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 75,248,277 (2011—73,886,050)	0.8	0.7
Paid-in capital	516.5	472.9
Retained earnings	506.8	301.1
Treasury stock, at cost: shares: 1,731,483 (2011—3,093,710)	(20.6)	(36.8)
Accumulated other comprehensive loss	(610.7)	(578.5)

Total W. R. Grace & Co. Shareholders' Equity	392.8	159.4
Noncontrolling interests	9.4	8.1

Total Equity	402.2	167.5

Total Liabilities and Equity	$4,756.5	$4,494.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2010	$456.6	$31.7	$(45.9)	$(518.1)	$6.9	$(68.8)
Net income (loss)	—	211.3	—	—	(0.6)	210.7
Stock plan activity	12.7	—	7.9	—	—	20.6
Other comprehensive income (loss)	—	—	—	(87.0)	0.2	(86.8)

Balance, September 30, 2011	$469.3	$243.0	$(38.0)	$(605.1)	$6.5	$75.7

Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5
Net income	—	205.7	—	—	1.3	207.0
Stock plan activity	43.7	—	16.2	—	—	59.9
Other comprehensive loss	—	—	—	(32.2)	—	(32.2)

Balance, September 30, 2012	$517.3	$506.8	$(20.6)	$(610.7)	$9.4	$402.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

        W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through three operating segments: Grace Catalysts Technologies, which includes catalysts and related products used in refining, petrochemical and other chemical manufacturing applications; Grace Materials Technologies, which includes packaging technologies and engineered materials used in consumer, industrial, coatings, and pharmaceutical applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction.

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

        The results of operations for the nine-month interim period ended September 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012.

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

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency; and

  •
  Recoverability of goodwill, which depends on assumptions used to value reporting units, such as observable market inputs, projections of future cash flows and weighted average cost of capital. The Grace Construction Products Europe reporting unit continues to operate in a challenging environment. Grace believes that the fair value of this reporting unit exceeds its carrying value; however, if market conditions or business performance deteriorate further, Grace may be required to record a non-cash impairment charge to reduce the carrying value of this reporting unit.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

        Effect of New Accounting Standards—In May 2011, the FASB issued ASU 2011-04 "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". This update provides additional guidance and expands the disclosure requirements related to certain aspects of fair value measurement, primarily affecting financial instruments and Level 3 assets. The new disclosures and clarifications of existing disclosures are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years; early adoption is not permitted. Grace adopted this standard for the first quarter of 2012, and it did not have a material effect on the Consolidated Financial Statements.

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

        In July 2012, the FASB issued ASU 2012-02 "Testing Indefinite-Lived Intangible Assets for Impairment". This update is intended to simplify how entities test indefinite-lived intangible assets for impairment, by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The new requirements are effective for fiscal years beginning after September 15, 2012, and for interim periods within those fiscal years, with early adoption permitted. Grace will adopt this standard for the fourth quarter of 2012 and does not expect it to have a material effect on the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        All classes of creditors entitled to vote accepted the Joint Plan in May 2009. The class of general unsecured creditors, who voted on a provisional basis pending a determination as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. In January 2011, the Bankruptcy Court issued an order confirming the Joint Plan and overruling all objections. In January 2012, the District Court issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals of the confirmation order and confirming the Joint Plan in its entirety. On June 11, 2012, the District Court reaffirmed the confirmation order and the denial of all appeals after motions for reconsideration. Eight parties filed notices of appeal with the United States Court of Appeals for the Third Circuit (the "Third Circuit") on or before the July 11, 2012 deadline for appeals, of which five remain pending. The appeals generally relate to demands for interest at rates higher than provided for in the Joint Plan, the validity of the asbestos channeling injunctions, and the classification and treatment of claims under the Joint Plan.

        On June 5, 2012, the Bankruptcy Court approved agreements among Grace, co-proponents of the Joint Plan, BNSF railroad, and the representatives of Libby, Montana asbestos personal injury claimants to settle certain objections to the Joint Plan. Those agreements became effective on September 21, 2012, resulting in the withdrawal of the appeals to the Joint Plan by the Libby claimants, BNSF and an insurance company. In addition, in accordance with the agreements, Grace transferred responsibility for the former Grace operated Libby Medical Program to a locally administered trust and funded the trust with a one-time payment of $19.6 million. Payments to Libby claimants under the Joint Plan are not affected by the Grace-Libby agreement.

        While Grace has the necessary Bankruptcy Court and District Court approvals to emerge from Chapter 11 protection, the timing of the effectiveness of the Joint Plan and Grace's subsequent emergence will depend on the satisfaction or waiver by Grace, Grace's co-proponents under the Joint Plan, and Sealed Air and Fresenius of the remaining conditions to effectiveness set forth in the Joint Plan, including the availability of exit financing and the final resolution of all appeals. Based upon management's review of the appeals, Grace sought to have the Joint Plan become effective and thereafter emerge from Chapter 11 prior to the final resolution of the appeals. However, Grace was unable to obtain the necessary waivers. Grace will continue to seek the favorable disposition of the five remaining appeals, which may require the completion of the appellate process.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

  •
  A warrant to acquire 10 million shares of Company common stock at an exercise price of $17.00 per share, expiring one year from the effective date of the Joint Plan (further discussed below);

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

  •
  Cash in the amount of $115 million to be paid by Fresenius pursuant to the Fresenius Settlement reduced by the amount of Fresenius' contribution to the PD Initial Payment and the ZAI Initial Payment (as described below); and

  •
  Deferred payments by Grace of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company's obligation to issue 50.1% of its outstanding common stock (measured as of the effective date of the Joint Plan) to the PI Trust in the event of default.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        On October 25, 2012, Grace reached agreement with the PI Committee, the PI FCR and the Equity Committee to settle the warrant in cash during the one year period after the effective date of the Joint Plan. Under the terms of the agreement, Grace would repurchase the warrant issued to the Asbestos PI Trust for a price equal to the average of the daily closing prices of Grace common stock during the period commencing one day after the effective date of the Joint Plan and ending on the day prior to the date the Asbestos PI Trust elects to sell the warrant back to Grace, multiplied by 10 million (the number of shares issuable under the warrant), less $170 million (the aggregate exercise price of the warrant), provided that if the average of the daily closing prices is less than $54.50 per share, then the repurchase price would be $375 million, and if the average of the daily closing prices exceeds $66.00 per share, then the repurchase price would be $490 million. The agreement is terminable by the Asbestos PI Trust in the event a tender offer, or other proposed transaction that would result in a change in control of the Company, is announced during the one year period after the effective date of the Joint Plan. The agreement is subject to the approval of the Bankruptcy Court.

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

        Approximately 6,685 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of September 30, 2012, approximately 170 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        The remaining non-asbestos-, non-employee-related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related personal injury. As of September 30, 2012, of the approximately 3,300 of these claims filed, approximately 115 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of September 30, 2012, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of September 30, 2012 an additional 1,310 U.S. ZAI PD Claims were filed. Under the Canadian ZAI Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by December 31, 2009. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2012, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at September 30, 2012, was $1,259 million comprised of $115 million in cash from Fresenius and $1,144 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2012	December 31, 2011
Asbestos-related contingencies	$1,700.0	$1,700.0
Pre-petition bank debt plus accrued interest	929.5	907.3
Environmental contingencies	143.3	149.9
Unfunded special pension arrangements	133.0	129.0
Income tax contingencies	80.7	69.3
Postretirement benefits other than pension	67.2	64.6
Drawn letters of credit plus accrued interest	35.8	34.5
Accounts payable	31.3	31.3
Retained obligations of divested businesses	28.4	28.4
Other accrued liabilities	97.9	89.8
Reclassification to current liabilities(1)	(10.6)	(8.4)

Total Liabilities Subject to Compromise	$3,236.5	$3,195.7

(1)
As of September 30, 2012 and December 31, 2011, approximately $10.6 million and $8.4 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2012.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(372.4)
Expense/(income) items:
Interest on pre-petition liabilities	539.5
Employee-related accruals	125.6
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	353.4
Provision for income tax contingencies	(87.3)
Balance sheet reclassifications	(36.3)

Balance, end of period	$3,236.5

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the nine months ended September 30, 2012 and 2011 was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, at the time of their court filings in April 2011 they asserted, was approximately $140 million greater than the interest currently accrued and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the general unsecured creditors.). The Bankruptcy Court and the District Court have overruled this assertion and the general unsecured creditors that hold pre-petition bank debt have appealed these rulings to the appellate court.

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

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Legal and financial advisory fees	$4.6	$4.5	$13.2	$17.3
Interest income	(0.2)	(0.1)	(0.6)	(0.4)

Chapter 11 expenses, net of interest income	$4.4	$4.4	$12.6	$16.9

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Nine Months Ended September 30,
(In millions) (Unaudited)	2012	2011
Net sales, including intercompany	$1,153.8	$1,046.2

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	685.2	652.3
Selling, general and administrative expenses	192.8	210.8
Defined benefit pension expense	38.0	32.7
Depreciation and amortization	50.4	51.1
Chapter 11 expenses, net of interest income	12.6	16.9
Libby medical program settlement	19.6	—
Research and development expenses	26.8	27.4
Interest expense and related financing costs	30.8	29.8
Restructuring expenses	2.5	0.9
Provision for environmental remediation	1.1	1.7
Other income, net	(63.2)	(56.9)

	996.6	966.7

Income before income taxes and equity in net income of non-filing entities	157.2	79.5
Provision for income taxes	(60.4)	(30.6)

Income before equity in net income of non-filing entities	96.8	48.9
Equity in net income of non-filing entities	108.9	162.4

Net income attributable to W. R. Grace & Co. shareholders	$205.7	$211.3

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Nine Months Ended September 30,
(In millions) (Unaudited)	2012	2011
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$205.7	$211.3
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	50.4	51.1
Equity in net income of non-filing entities	(108.9)	(162.4)
Provision for income taxes	60.4	30.6
Income taxes paid, net of refunds	(2.9)	(12.3)
Libby medical program settlement	19.6	—
Libby medical program settlement paid	(19.6)	—
Tax benefits from stock-based compensation	(23.0)	—
Defined benefit pension expense	38.0	32.7
Payments under defined benefit pension arrangements	(113.5)	(250.0)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(7.6)	(32.6)
Inventories	45.0	(48.6)
Accounts payable	(13.5)	36.8
All other items, net	7.7	60.6

Net cash provided by (used for) operating activities	137.8	(82.8)

Investing Activities
Capital expenditures	(57.1)	(52.5)
Transfer to restricted cash and cash equivalents	(13.2)	(6.8)

Net cash used for investing activities	(70.3)	(59.3)

Financing Activities
Net repayments under credit arrangements	(0.4)	(0.6)
Proceeds from exercise of stock options	25.7	10.3
Tax benefits from stock-based compensation	23.0	—

Net cash provided by financing activities	48.3	9.7

Net increase (decrease) in cash and cash equivalents	115.8	(132.4)
Cash and cash equivalents, beginning of period	788.6	787.2

Cash and cash equivalents, end of period	$904.4	$654.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$904.4	$788.6
Restricted cash and cash equivalents	96.1	82.9
Trade accounts receivable, net	133.1	125.5
Accounts receivable—unconsolidated affiliate	11.1	10.2
Receivables from non-filing entities, net	169.7	143.1
Inventories	115.0	160.0
Other current assets	65.8	67.3

Total Current Assets	1,495.2	1,377.6
Properties and equipment, net	426.1	418.8
Deferred income taxes	737.3	752.7
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	340.7	362.3
Investment in non-filing entities	429.6	333.6
Investment in unconsolidated affiliate	81.2	70.8
Other assets	61.1	63.7

Total Assets	$4,071.2	$3,879.5

LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities (including $3.6 due to unconsolidated affiliate) (2011—$3.5)	$248.2	$250.7
Underfunded defined benefit pension plans	137.4	215.5
Other liabilities (including $22.1 due to unconsolidated affiliate) (2011—$18.3)	56.2	58.1

Total Liabilities Not Subject to Compromise	441.8	524.3
Liabilities Subject to Compromise	3,236.5	3,195.7

Total Liabilities	3,678.3	3,720.0
Total W. R. Grace & Co. Shareholders' Equity	392.8	159.4
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1

Total Equity	392.9	159.5

Total Liabilities and Equity	$4,071.2	$3,879.5

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

        Approximately 4,400 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The March 31, 2003 claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of September 30, 2012, approximately 430 PD Claims subject to the March 31, 2003 claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.6 million.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date, and as of September 30, 2012 an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 13,100 Canadian ZAI PD Claims were filed by December 31, 2009.

        As described in Note 2, in November 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos-related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The recorded asbestos-related liability at September 30, 2012, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and September 30, 2012 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of September 30, 2012 and December 31, 2011, including pre-Filing Date and post-Filing Date settlements, was $1,700.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613.0 million (this amount, plus $87.0 million of pre-petition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI settlements and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis.

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. The recorded amount of the asbestos-related liabilities represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust based on the range of reasonable valuations for the warrant, deferred payment obligations and other consideration payable to the PI Trust and the PD Trust under the Joint Plan as of September 30, 2012 and December 31, 2011.

        Grace may adjust the recorded amount of its asbestos-related liabilities prior to the effective date of the Joint Plan if it determines that the currently recorded amount of its asbestos-related liabilities no longer represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust under the Joint Plan.

        Adjustments to the currently recorded amount would result primarily from changes in the valuations of the warrant and the deferred payment obligations.

        The warrant to acquire 10 million shares of the Company's common stock for $17 per share will be recorded at fair value on the effective date of the Joint Plan. The value of the warrant will be determined using a Black-Scholes valuation model. Inputs to this model include the risk free interest rate, the volatility of equity value, and the per share price of Company common stock. The Company estimates that the warrant would have been valued at approximately $395 million and $272 million at September 30, 2012 and December 31, 2011, respectively. As discussed in Note 2, on October 25, 2012, Grace reached an agreement, subject to the approval of the Bankruptcy Court, to settle the warrant in cash after the effective date of the Joint Plan. If approved by the Bankruptcy Court, this agreement would provide for the settlement of the warrant at a cash value between $375 and $490 million.

        The deferred payment obligation of $110 million per year for five years beginning January 2, 2019 and of $100 million per year for ten years beginning January 2, 2024 will be recorded at fair value on the effective date of the Joint Plan. The value of the deferred payment obligation is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments, (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which would require Grace to issue shares of Grace common stock; and (v) the subordination provisions of the deferred payment agreement. The Company estimates that the deferred payment obligation would have been valued at approximately $472 million and $365 million at September 30, 2012 and December 31, 2011, respectively.

        If the warrant cash settlement agreement is approved by the Bankruptcy Court, the range of reasonable valuations of the warrant will narrow, and the recorded amount of the asbestos-related liabilities no longer would be expected to represent a reasonable estimate of the liabilities. In such case, Grace will adjust its asbestos-related liabilities based on updated estimates of the value of the consideration payable to the PI Trust and the PD Trust under the Joint Plan. Based on the recent values of the Company's common stock, the recent level of interest rates, and the expected timing of Grace's emergence from bankruptcy, Grace expects such adjustment would increase the recorded amount of the asbestos liability by $375 million to $475 million.

        Appeals have been filed in the Third Circuit challenging the District Court order confirming the Joint Plan. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, and if the Joint Plan cannot be amended to address any deficiencies identified by the appellate court

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

in a manner satisfactory to Grace and the other Joint Plan proponents, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the value of its asbestos-related liability could be lower than the recorded amount. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than the recorded amount, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

        Insurance Rights    Grace holds insurance policies that provide coverage for 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace. As discussed in Note 2, pursuant to the Joint Plan, proceeds with respect to all of Grace's insurance policies that provide coverage for asbestos-related claims would be transferred to the PI Trust.

        For each insurance year, Grace's coverage consists of both primary and excess coverage. With one exception, coverage disputes regarding Grace's primary insurance policies have been settled, and the settlement amounts have been paid in full.

        Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's insurance coverage. Under these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of $393.2 million in respect of claims for which Grace was provided coverage under the affected policies. Certain other insurers have agreed, subject to certain conditions, to reimburse the PI Trust on terms that are substantially similar to the existing settlement agreements described above.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

the insolvency proceedings of these carriers. Grace periodically receives distributions from some of these insolvent carriers.

        As of September 30, 2012, excluding the effect of settlements that are dependent upon the effectiveness of the Joint Plan and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements that are not dependent upon the effectiveness of the Joint Plan, there remains approximately $970 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4.0 billion to access total coverage.

        Grace estimates that under the Prior Plan, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700.0 million (which should fund claim payments in excess of $2.0 billion), Grace should be entitled to $500.0 million of insurance recovery. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim, the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery under the Prior Plan may differ materially from actual amounts that ultimately may be received by the PI Trust under the Joint Plan.

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2012 and December 31, 2011:

(In millions)	September 30, 2012	December 31, 2011
Raw materials	$80.6	$63.1
In process	53.4	48.7
Finished products	142.4	185.9
Other	32.6	31.4

	$309.0	$329.1

Notes to Consolidated Financial Statements (Continued)

5. Debt

Components of Debt

(In millions)	September 30, 2012	December 31, 2011
Debt payable within one year	$72.4	$57.9

Debt payable after one year	$13.2	$3.3

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	429.5	407.3
Drawn letters of credit	26.5	26.3
Accrued interest on drawn letters of credit	9.3	8.2

	$965.3	$941.8

Weighted average interest rates on total debt	3.5%	3.5%

        At September 30, 2012, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $72.4 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At September 30, 2012, the carrying value of Grace's bank debt subject to compromise plus interest was $965.3 million. The estimated fair value of the bank debt approximates the carrying value and is estimated using Level 2 inputs; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Fair Value of Debt and Other Financial Instruments

        See Note 5 for a discussion of the fair value of Grace's debt. At September 30, 2012, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until September 2013. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2012, the contract volume, or notional amount, of the commodity contracts was 2.9 million MMBtu (million British thermal units) with a total contract value of $9.9 million.

        The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until September 2013. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2012, the contract volume, or notional amount, of the commodity contracts was 3.0 million pounds with a total contract value of $2.9 million.

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

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of September 30, 2012, the total notional amount related to the remaining outstanding currency forward contracts was €245.6 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$25.2	$—	$25.2	$—
Commodity derivatives	0.6	—	0.6	—

Total Assets	$25.8	$—	$25.8	$—

Liabilities
Currency derivatives	$0.2	$—	$0.2	$—
Commodity derivatives	0.4	—	0.4	—

Total Liabilities	$0.6	$—	$0.6	$—

	Fair Value Measurements at December 31, 2011 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$20.4	$—	$20.4	$—
Commodity derivatives	—	—	—	—

Total Assets	$20.4	$—	$20.4	$—

Liabilities
Currency derivatives	$0.5	$—	$0.5	$—
Commodity derivatives	3.8	—	3.8	—

Total Liabilities	$4.3	$—	$4.3	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at September 30, 2012 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.6	Other current liabilities	$0.4
Currency contracts	Other current assets	0.8	Other current liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	16.1	Other current liabilities	0.2
Currency contracts	Other assets	8.3	Other liabilities	—

Total derivatives		$25.8		$0.6

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2011 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$3.8
Currency contracts	Other current assets	—	Other current liabilities	0.4
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	13.1	Other current liabilities	0.1
Currency contracts	Other assets	7.3	Other liabilities	—

Total derivatives		$20.4		$4.3

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine months ended September 30, 2012 and 2011:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.8	Cost of goods sold	$0.6
Commodity contracts	0.8	Cost of goods sold	(1.3)

Total derivatives	$1.6		$(0.7)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(4.4)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.8	Cost of goods sold	$0.4
Commodity contracts	(1.5)	Cost of goods sold	(5.7)

Total derivatives	$(0.7)		$(5.3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$3.4

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.7)	Cost of goods sold	$0.2
Commodity contracts	(2.2)	Cost of goods sold	(0.5)

Total derivatives	$(2.9)		$(0.3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$23.2

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.5)	Cost of goods sold	$0.2
Commodity contracts	(2.8)	Cost of goods sold	(1.6)

Total derivatives	$(3.3)		$(1.4)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(1.1)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at September 30, 2012 and December 31, 2011.

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

7. Income Taxes

        The income tax provision on 2012 forecasted annual income is estimated to be 33.0% as of September 30, 2012, compared with 29.9% for the year ended December 31, 2011. The increase was primarily due to favorable discrete tax settlements included in the 2011 income tax provision which were absent in 2012, an increase in the proportion of U.S. taxable income to worldwide income, and the expiration of certain credits and other provisions of U.S. tax rules pertaining to foreign source income, partially offset by domestic production incentives recognized during the 2012 third quarter.

        Grace has not paid U.S. Federal income taxes in cash in recent years since credits have fully offset U.S. taxable income. Grace expects to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. However, since Grace does not expect to emerge from bankruptcy this year, net operating losses will not be available to offset 2012 forecasted income. As part of its year-end tax planning, the company expects to use approximately $35 million in carryover tax credits and approximately $18 million in domestic production incentives to reduce U.S. Federal taxable income in 2012 in order to maximize the present value of current tax attributes. These credits and incentives will not fully offset U.S. taxable income and Grace expects to pay some U.S. Federal income taxes in cash in 2012.

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

  1.
  In court decisions that only applied between the government and taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. Notwithstanding these cases, Grace believes based on the statutes, administrative regulations and other case law existing at this time that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. It is reasonably possible, however, that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $46.1 million to $77.4 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $5.2 million.

  2.
  As a result of expected statute of limitations expirations and the resolution of examination issues and settlements with U.S. federal, state and foreign tax authorities, it is reasonably possible that the amount of unrecognized tax benefits would decrease during the next 12 months by up to $2.1 million.

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

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions was $10.6 million ($7.7 million net of applicable tax benefits) and $8.8 million ($6.9 million net of applicable tax benefits) as of September 30, 2012 and December 31, 2011, respectively.

8. Pension Plans and Other Postretirement Benefit Plans

        Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2012	December 31, 2011
Overfunded defined benefit pension plans	$32.8	$37.1

Underfunded defined benefit pension plans	(155.6)	(228.0)
Unfunded defined benefit pension plans	(225.0)	(179.4)

Total underfunded and unfunded defined benefit pension plans	(380.6)	(407.4)

Unfunded defined benefit pension plans included in liabilities subject to compromise	(127.2)	(123.3)
Pension liabilities included in other current liabilities	(14.1)	(13.2)

Net funded status	$(489.1)	$(506.8)

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $32.8 million as of September 30, 2012, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $521.9 million as of September 30, 2012.

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 4.50% as of December 31, 2011 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2012, Grace decreased the discount rate for the U.S. qualified pension plans from 4.50% at December 31, 2011 to 3.75% at September 30, 2012 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2011. Based on review of the yield curve analyses for these plans as of September 30, 2012, Grace changed the discount rate for the United Kingdom from 4.75% at December 31, 2011 to 4.25% at September 30, 2012, for Germany from 4.50% at December 31, 2011 to 3.00% at September 30, 2012, and for Canada from 5.25% at December 31,

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

2011 to 4.25% at September 30, 2012. The funded status as of September 30, 2012 reflects a decrease in total assets of approximately $15 million and an increase in total liabilities of approximately $162 million as compared with December 31, 2011, resulting from the change in discount rates (including the postretirement plan).

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

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2012			2011
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.4	$2.2	$—	$4.6	$2.2	$0.1
Interest cost	14.0	5.3	0.6	15.1	5.8	0.8
Expected return on plan assets	(15.8)	(3.7)	—	(16.5)	(4.1)	—
Amortization of prior service cost	0.2	—	—	0.3	—	—
Amortization of net deferred actuarial loss	8.9	1.1	0.2	7.4	1.1	0.2

Net periodic benefit cost	$12.7	$4.9	$0.8	$10.9	$5.0	$1.1

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Nine Months Ended September 30,
	2012			2011
	Pension			Pension
			Other Post Retirement			Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$16.1	$6.7	$0.1	$13.7	$6.6	$0.2
Interest cost	42.0	16.1	1.9	45.2	17.2	2.4
Expected return on plan assets	(47.4)	(11.1)	—	(49.6)	(12.2)	—
Amortization of prior service cost	0.6	—	—	0.9	—	—
Amortization of net deferred actuarial loss	26.7	3.5	0.5	22.5	3.2	0.5

Net periodic benefit cost	$38.0	$15.2	$2.5	$32.7	$14.8	$3.1

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three and nine months ended September 30, 2012 was $3.3 million and $9.9 million compared with $3.0 million and $9.3 million for the prior-year periods.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

(In millions)	September 30, 2012	December 31, 2011
Other Current Liabilities
Accrued compensation	$82.5	$97.8
Income tax payable	53.5	48.3
Customer volume rebates	32.9	35.3
Pension liabilities	14.1	13.2
Accrued commissions	9.9	10.6
Accrued Chapter 11 reorganization expenses	8.1	5.5
Restructuring	3.9	5.9
Fair value of currency forward and commodity contracts	0.6	4.3
Deferred tax liability	0.3	0.3
Other accrued liabilities	99.3	92.8

	$305.1	$314.0

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

Estimated Investigation and Remediation Costs

        At September 30, 2012, Grace's estimated liability for environmental investigation and remediation costs totaled $144.8 million, compared with $151.2 million at December 31, 2011. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2012 and 2011 were $8.1 million and $7.7 million, respectively.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

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

        Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at September 30, 2012 and December 31, 2011 was $63.9 million and $67.2 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.

  Non-Vermiculite Related Matters

        At September 30, 2012 and December 31, 2011, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $80.9 million and $84.0 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

  Multi-Site Settlement

        EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding bodies of

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

water and forest lands. Grace is cooperating with EPA to investigate these areas. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2012, Grace had gross financial assurances issued and outstanding of $268.5 million, composed of $106.2 million of surety bonds issued by various insurance companies and $162.3 million of standby letters of credit and other financial assurances issued by various banks; $91.5 million of these financial assurances have been issued under the letter of credit facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2012.

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments

        In the third quarter of 2012, Grace continued to incur cost from restructuring actions as a result of the realignment of the businesses and corporate structure. Grace incurred $1.1 million ($0.5 million in Construction Products and $0.6 million in Corporate) of restructuring expenses and related asset impairments during the third quarter of 2012, compared with $0.1 million during the third quarter of 2011. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring Expenses and Related Asset Impairments (In millions)	2012	2011	2012	2011
Severance and other employee related costs	$0.5	$0.1	$5.4	$1.0
Asset impairments and other restructuring costs	0.6	—	1.0	—

Total restructuring expenses and related asset impairments	$1.1	$0.1	$6.4	$1.0

Restructuring Liability (In millions)	Total
Balance at December 31, 2011	$5.9
Accruals for severance and other employee related costs	5.4
Payments	(7.2)
Currency translation adjustments and other	(0.2)

Balance at September 30, 2012	$3.9

12. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Translation effects—intercompany loans	$(5.2)	$27.3	$2.3	$—
Value of currency forward contracts—intercompany loans	4.7	(23.6)	(4.0)	0.7
Other currency transaction effects	(0.1)	0.2	0.5	2.3
Interest income of non-Debtor subsidiaries	(0.3)	(0.3)	(0.7)	(0.9)
Net loss (gain) on sales of investments and disposals of assets	—	(0.8)	0.3	(3.6)
Other miscellaneous (income) expense	(2.3)	(0.1)	(4.4)	2.3

Total other (income) expense, net	$(3.2)	$2.7	$(6.0)	$0.8

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.1)	$0.1
Amortization of net deferred actuarial loss included in net periodic benefit cost	10.2	(3.5)	6.7
Other changes in funded status	(28.4)	8.6	(19.8)

Benefit plans, net	(18.0)	5.0	(13.0)
Currency translation adjustments	14.5	—	14.5
Gain (loss) from hedging activities	2.3	(0.8)	1.5

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(1.2)	$4.2	$3.0

Nine Months Ended September 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.6	$(0.2)	$0.4
Amortization of net deferred actuarial loss included in net periodic benefit cost	30.7	(10.5)	20.2
Other changes in funded status	(88.8)	27.9	(60.9)

Benefit plans, net	(57.5)	17.2	(40.3)
Currency translation adjustments	5.1	—	5.1
Gain (loss) from hedging activities	4.6	(1.6)	3.0

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(47.8)	$15.6	$(32.2)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Three Months Ended September 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.3	$(0.1)	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.7	(3.0)	5.7
Other changes in funded status	(184.6)	64.2	(120.4)

Benefit plans, net	(175.6)	61.1	(114.5)
Currency translation adjustments	(7.6)	—	(7.6)
Gain (loss) from hedging activities	(2.6)	0.9	(1.7)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(185.8)	$62.0	$(123.8)

Nine Months Ended September 30, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.9	$(0.3)	$0.6
Amortization of net deferred actuarial loss included in net periodic benefit cost	26.2	(9.0)	17.2
Other changes in funded status	(149.4)	52.1	(97.3)

Benefit plans, net	(122.3)	42.8	(79.5)
Currency translation adjustments	(6.3)	—	(6.3)
Gain (loss) from hedging activities	(1.9)	0.7	(1.2)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(130.5)	$43.5	$(87.0)

        The following table presents the components of Grace's accumulated other comprehensive loss at September 30, 2012 and December 31, 2011:

Components of Accumulated Other Comprehensive Loss (In millions)	September 30, 2012	December 31, 2011
Defined benefit pension and other postretirement plans:
Net prior service cost (net of tax)	$(1.4)	$(1.8)
Net deferred actuarial loss (net of tax)	(644.1)	(603.4)

Benefit plans, net	(645.5)	(605.2)
Currency translation	35.3	30.2
Hedging activities, net of tax	0.3	(2.7)
Unrealized loss on investment	(0.8)	(0.8)

Accumulated other comprehensive loss	$(610.7)	$(578.5)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at September 30, 2012 and December 31, 2011, respectively, represents the accumulation of net deferred actuarial losses of $644.1 million and $603.4 million as well as net prior service costs of $1.4 million and $1.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.

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

        See Note 6 for a discussion of hedging activities.

14. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$75.5	$81.3	$205.7	$211.3

Denominators
Weighted average common shares—basic calculation	75.0	73.7	74.7	73.5

Dilutive effect of employee stock options	1.4	2.0	1.5	2.0

Weighted average common shares—diluted calculation	76.4	75.7	76.2	75.5

Basic earnings per share	$1.01	$1.10	$2.75	$2.87

Diluted earnings per share	$0.99	$1.07	$2.70	$2.80

        There were approximately 0.8 million and 0.3 million anti-dilutive options outstanding for the three and nine month periods ended September 30, 2012 and 1.3 million anti-dilutive options outstanding for the three and nine month periods ended September 30, 2011. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share since it has not yet been issued.

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

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

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

Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net Sales
Catalysts Technologies	$298.9	$369.2	$939.7	$979.8
Materials Technologies	214.4	222.0	652.6	668.1
Construction Products	263.3	273.0	765.4	738.4

Total	$776.6	$864.2	$2,357.7	$2,386.3

Adjusted EBIT
Catalysts Technologies segment operating income	$92.0	$112.1	$291.2	$291.9
Materials Technologies segment operating income	39.8	41.5	122.3	125.7
Construction Products segment operating income	36.7	30.2	92.7	76.1
Corporate costs	(21.8)	(26.0)	(69.0)	(75.8)
Defined benefit pension expense	(17.6)	(15.9)	(53.2)	(47.5)

Total	$129.1	$141.9	$384.0	$370.4

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

(In millions)	September 30, 2012	December 31, 2011
Total Assets
Catalysts Technologies	$756.6	$804.5
Materials Technologies	497.0	481.1
Construction Products	625.0	545.9
Corporate	2,877.9	2,662.5

Total	$4,756.5	$4,494.0

        Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.

        Grace Adjusted EBIT for the three and nine month periods ended September 30, 2012 and 2011 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Grace Adjusted EBIT	$129.1	$141.9	$384.0	$370.4
Chapter 11- and asbestos-related costs, net	(5.7)	(9.3)	(36.1)	(24.0)
Restructuring expenses and related asset impairments	(1.1)	(0.1)	(6.4)	(1.0)
Loss on sale of product line	(0.2)	—	(0.2)	—
Divestment expenses	—	—	(0.2)	—
Interest expense and related financing costs	(11.5)	(11.1)	(34.1)	(32.5)
Interest income of non-Debtor subsidiaries	0.3	0.3	0.7	0.9
Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	1.3	(0.6)

Income before income taxes	$111.4	$121.6	$309.0	$313.2

        The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Geographic Area Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net Sales
United States	$222.6	$261.1	$663.7	$715.0
Canada and Puerto Rico	23.2	28.8	68.0	73.2

Total North America	245.8	289.9	731.7	788.2
Europe Middle East Africa	276.9	336.9	879.8	934.6
Asia Pacific	160.4	155.1	490.1	435.9
Latin America	93.5	82.3	256.1	227.6

Total	$776.6	$864.2	$2,357.7	$2,386.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Grace sales of catalysts to ART	$53.4	$48.7	$153.1	$162.0
Charges for fixed costs, research and development and selling, general and administrative services to ART	7.2	7.1	22.3	20.8

        Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2013. No amounts were outstanding at September 30, 2012.

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

Balance Sheets. The following tables present summary financial information for Grace's consolidated affiliates for which there is a noncontrolling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Sales	$25.3	$22.5	$77.0	$62.6
Income (loss) before taxes	1.8	(0.9)	5.9	(2.4)
Net income (loss)	1.5	(1.0)	5.0	(2.7)
Noncontrolling interests in net income (loss)	0.5	(0.1)	1.3	(0.6)

(In millions)	September 30, 2012	December 31, 2011
Cash	$8.5	$6.7
Other current assets	37.5	34.7
Total assets	60.2	53.0
Total liabilities	33.2	30.3
Shareholders' equity	27.0	22.7
Noncontrolling interests in shareholders' equity	9.4	8.1

18. Acquisitions

        In July 2012 Grace acquired the stock of Rheoset Industria e Comercio de Aditivos Ltda. ("Rheoset"), a leading manufacturer of concrete admixtures in Brazil, for consideration of $40.5 million.

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

(In millions)
Tangible assets	$8.5
Intangible assets	21.7
Goodwill	21.3
Liabilities assumed	(11.0)

Net assets acquired, net of cash acquired	$40.5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We generally refer to the quarter ended September 30, 2012 as the "third quarter", the quarter ended September 30, 2011 as the "prior-year quarter", the quarter ended June 30, 2012 as the "2012 second quarter", the quarter ended March 31, 2012 as the "2012 first quarter", the nine months ended September 30, 2012 as the "nine months", and the nine months ended September 30, 2011 as the "prior-year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.

Results of Operations

Third Quarter Performance Summary

        Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

  •
  Net sales of $776.6 million decreased 10.1% as improved base pricing and higher sales volumes were offset by lower rare earth surcharges and unfavorable currency translation.

  •
  Adjusted EBIT decreased 9.0% to $129.1 million.

  •
  Grace net income decreased 7.1% to $75.5 million or $0.99 per diluted share. Adjusted EPS was $1.04 per diluted share.

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

Global scope

        We operate our business on a global scale with approximately 71% of our annual 2011 sales and 72% of our nine months sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

Analysis of Operations

        We have set forth in the table below our key operating statistics with percentage changes for the third quarter compared with the prior-year quarter and for the nine months compared with the prior-year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Analysis of Operations (In millions, except per share amounts)	2012	2011	% Change	2012	2011	% Change
Net sales:
Catalysts Technologies	$298.9	$369.2	(19.0)%	$939.7	$979.8	(4.1)%
Materials Technologies	214.4	222.0	(3.4)%	652.6	668.1	(2.3)%
Construction Products	263.3	273.0	(3.6)%	765.4	738.4	3.7%

Total Grace net sales	$776.6	$864.2	(10.1)%	$2,357.7	$2,386.3	(1.2)%

Net sales by region:
North America	$245.8	$289.9	(15.2)%	$731.7	$788.2	(7.2)%
Europe Middle East Africa	276.9	336.9	(17.8)%	879.8	934.6	(5.9)%
Asia Pacific	160.4	155.1	3.4%	490.1	435.9	12.4%
Latin America	93.5	82.3	13.6%	256.1	227.6	12.5%

Total net sales by region	$776.6	$864.2	(10.1)%	$2,357.7	$2,386.3	(1.2)%

Profitability performance measures:
Adjusted EBIT(A)(B):
Catalysts Technologies segment operating income	$92.0	$112.1	(17.9)%	$291.2	$291.9	(0.2)%
Materials Technologies segment operating income	39.8	41.5	(4.1)%	122.3	125.7	(2.7)%
Construction Products segment operating income	36.7	30.2	21.5%	92.7	76.1	21.8%
Corporate support functions (including performance based compensation)	(16.0)	(18.3)	12.6%	(50.8)	(56.3)	9.8%
Other corporate costs (including non-asbestos environmental remediation)	(5.8)	(7.7)	24.7%	(18.2)	(19.5)	6.7%
Defined benefit pension expense(B)	(17.6)	(15.9)	(10.7)%	(53.2)	(47.5)	(12.0)%

Adjusted EBIT	129.1	141.9	(9.0)%	384.0	370.4	3.7%
Chapter 11- and asbestos-related costs, net	(5.7)	(9.3)	38.7%	(36.1)	(24.0)	(50.4)%
Restructuring expenses and related asset impairments	(1.1)	(0.1)	NM	(6.4)	(1.0)	NM
Loss on sale of product line	(0.2)	—	NM	(0.2)	—	NM
Divestment expenses	—	—	—%	(0.2)	—	NM
Interest expense and related financing costs	(11.5)	(11.1)	(3.6)%	(34.1)	(32.5)	(4.9)%
Interest income of non-Debtor subsidiaries	0.3	0.3	—%	0.7	0.9	(22.2)%
Provision for income taxes	(35.4)	(40.4)	12.4%	(102.0)	(102.5)	0.5%

Net income attributable to W. R. Grace & Co. shareholders	$75.5	$81.3	(7.1)%	$205.7	$211.3	(2.7)%

Diluted EPS (GAAP)	$0.99	$1.07	(7.5)%	$2.70	$2.80	(3.6)%

Adjusted EPS (non-GAAP)	$1.04	$1.16	(10.3)%	$3.07	$3.06	0.3%

	Three Months Ended September 30,			Nine Months Ended September 30,
Analysis of Operations (In millions)	2012	2011	% Change	2012	2011	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	40.5%	40.2%	0.3 pts	41.0%	40.5%	0.5 pts
Materials Technologies	32.8%	33.3%	(0.5) pts	32.7%	33.6%	(0.9) pts
Construction Products	35.4%	34.5%	0.9 pts	34.9%	34.1%	0.8 pts
Total Grace	36.7%	36.6%	0.1 pts	36.7%	36.6%	0.1 pts
Operating margin:
Catalysts Technologies	30.8%	30.4%	0.4 pts	31.0%	29.8%	1.2 pts
Materials Technologies	18.6%	18.7%	(0.1) pts	18.7%	18.8%	(0.1) pts
Construction Products	13.9%	11.1%	2.8 pts	12.1%	10.3%	1.8 pts
Total Grace	16.6%	16.4%	0.2 pts	16.3%	15.5%	0.8 pts
Adjusted EBITDA:
Adjusted EBIT:
Catalysts Technologies	$92.0	$112.1	(17.9)%	$291.2	$291.9	(0.2)%
Materials Technologies	39.8	41.5	(4.1)%	122.3	125.7	(2.7)%
Construction Products	36.7	30.2	21.5%	92.7	76.1	21.8%
Corporate	(39.4)	(41.9)	6.0%	(122.2)	(123.3)	0.9%
Total Grace	129.1	141.9	(9.0)%	384.0	370.4	3.7%
Depreciation and amortization:
Catalysts Technologies	$13.3	$13.6	(2.2)%	$40.5	$39.1	3.6%
Materials Technologies	7.3	7.7	(5.2)%	22.1	23.6	(6.4)%
Construction Products	8.6	8.8	(2.3)%	24.2	25.5	(5.1)%
Corporate	0.5	0.9	(44.4)%	2.1	1.7	23.5%
Total Grace	29.7	31.0	(4.2)%	88.9	89.9	(1.1)%
Adjusted EBITDA:
Catalysts Technologies	$105.3	$125.7	(16.2)%	$331.7	$331.0	0.2%
Materials Technologies	47.1	49.2	(4.3)%	144.4	149.3	(3.3)%
Construction Products	45.3	39.0	16.2%	116.9	101.6	15.1%
Corporate	(38.9)	(41.0)	5.1%	(120.1)	(121.6)	1.2%
Total Grace	158.8	172.9	(8.2)%	472.9	460.3	2.7%
Adjusted EBITDA margin:
Catalysts Technologies	35.2%	34.0%	1.2 pts	35.3%	33.8%	1.5 pts
Materials Technologies	22.0%	22.2%	(0.2) pts	22.1%	22.3%	(0.2) pts
Construction Products	17.2%	14.3%	2.9 pts	15.3%	13.8%	1.5 pts
Total Grace	20.4%	20.0%	0.4 pts	20.1%	19.3%	0.8 pts

	Four Quarters Ended September 30,
Analysis of Operations (In millions)	2012	2011
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$492.2	$450.0
Invested Capital:
Trade accounts receivable	483.4	480.2
Inventories	309.0	355.1
Accounts payable	(253.2)	(270.7)

	539.2	564.6
Other current assets (excluding income taxes)	78.2	95.4
Properties and equipment, net	735.4	719.1
Goodwill	170.0	149.0
Investment in unconsolidated affiliate	81.2	69.3
Other assets	122.5	111.5
Other current liabilities (excluding income taxes and restructuring)	(247.4)	(270.6)
Other liabilities (including non-asbestos environmental remediation)	(54.5)	(57.4)

Total invested capital	$1,424.6	$1,380.9

Adjusted EBIT Return On Invested Capital	34.6%	32.6%

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

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the third quarter and nine months compared with the corresponding prior-year periods.

Net Sales and Gross Margin

        The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months ended September 30, 2012 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2011
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	0.4%	(14.9)%	(4.5)%	(19.0)%
Materials Technologies	4.2%	0.6%	(8.2)%	(3.4)%
Construction Products	1.1%	1.1%	(5.8)%	(3.6)%
Net sales	1.6%	(5.8)%	(5.9)%	(10.1)%
By Region:
North America	(6.0)%	(9.0)%	(0.2)%	(15.2)%
Europe Middle East Africa	(1.8)%	(6.1)%	(9.9)%	(17.8)%
Asia Pacific	10.1%	(2.4)%	(4.3)%	3.4%
Latin America	26.5%	(0.1)%	(12.8)%	13.6%

        Sales for the third quarter decreased 10.1% overall compared with the prior-year quarter. The sales decrease was due to lower rare earth surcharges (-9.5%), primarily in North America and EMEA, and unfavorable currency translation (-5.9%), partially offset by improved base pricing (+3.7%) and higher sales volumes (+1.6%). Sales in emerging regions grew 16.8% and represented 39.1% of our total sales compared with 30.1% for the prior-year quarter.

	Nine Months ended September 30, 2012 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2011
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	0.5%	(1.1)%	(3.5)%	(4.1)%
Materials Technologies	0.6%	2.1%	(5.0)%	(2.3)%
Construction Products	5.3%	2.3%	(3.9)%	3.7%
Net sales	2.0%	0.9%	(4.1)%	(1.2)%
By Region:
North America	(4.8)%	(2.3)%	(0.1)%	(7.2)%
Europe Middle East Africa	1.4%	—%	(7.3)%	(5.9)%
Asia Pacific	8.2%	6.4%	(2.2)%	12.4%
Latin America	15.8%	4.8%	(8.1)%	12.5%

        Sales for the nine months decreased 1.2% overall compared with the prior-year period. The sales decrease was due to unfavorable currency translation (-4.1%) and lower rare earth surcharges (-3.9%), partially offset by improved base pricing (+4.8%) and higher sales volumes (+2.0%). Sales in emerging regions grew 14.8% and represented 36.3% of our total sales compared with 31.2% for the prior-year period.

Adjusted EBIT

        Adjusted EBIT was $129.1 million for the third quarter, a decrease of 9.0% compared with the prior-year quarter. The decrease was primarily due to lower segment operating income in Catalysts Technologies and Materials Technologies, partially offset by higher segment operating income in Construction Products, a reduction in operating expenses resulting from previously announced restructuring activities, favorable currency translation, reduced incentive compensation accruals, and other expense controls. Gross margin was 36.7% for the third quarter compared with 36.6% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing and productivity gains, partially offset by higher raw materials and manufacturing costs, and the impact of lower rare earth costs and volumes on capitalized inventory values.

        Adjusted EBIT was $384.0 million for the nine months, an increase of 3.7% compared with the prior-year period. The increase was primarily due to higher segment operating income in Construction Products and a reduction in operating expenses resulting from reduced incentive compensation accruals, expense controls, and previously announced restructuring activities. Gross margin was 36.7% for the nine months compared with 36.6% for the prior-year period. The increase in gross margin was primarily due to improved pricing and better operating leverage, partially offset by unfavorable currency translation and inflation in certain raw materials.

Grace Net Income

        Grace net income was $75.5 million for the third quarter, a decrease of 7.1% compared with $81.3 million for the prior-year quarter. The decrease was primarily due to lower segment operating income.

        Grace net income was $205.7 million for the nine months, a decrease of 2.7% compared with $211.3 million for the prior-year period. The decrease was primarily due to the $19.6 million Libby

Medical Program settlement, higher defined benefit pension expenses and higher restructuring expenses, partially offset by improved segment operating income.

Adjusted EPS

        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2012				2011
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.99				$1.07
Restructuring expenses and related asset impairments	$1.1	$0.3	$0.8	0.01	$0.1	$—	$0.1	—
Chapter 11- and asbestos-related costs, net	5.7	1.6	4.1	0.05	9.3	3.0	6.3	0.08
Discrete tax items:
U.S. federal income tax settlement		—	—	—		1.8	(1.8)	(0.02)
Discrete tax items, including adjustments to uncertain tax positions		0.8	(0.8)	(0.01)		(2.3)	2.3	0.03

Adjusted EPS (non-GAAP)				$1.04				$1.16

	Nine Months Ended September 30,
	2012				2011
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$2.70				$2.80
Restructuring expenses and related asset impairments	$6.4	$1.9	$4.5	0.06	$1.0	$0.3	$0.7	0.01
Chapter 11- and asbestos-related costs, net	36.1	11.8	24.3	0.32	24.0	6.8	17.2	0.23
Discrete tax items:
U.S. federal income tax settlement		—	—	—		1.8	(1.8)	(0.02)
Discrete tax items, including adjustments to uncertain tax positions		0.5	(0.5)	(0.01)		(2.7)	2.7	0.04

Adjusted EPS (non-GAAP)				$3.07				$3.06

Adjusted EBIT Return On Invested Capital

        Adjusted EBIT Return On Invested Capital for the third quarter was 34.6% on a trailing four quarters basis, an increase from 32.6% on the same basis for the prior-year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Catalysts Technologies

        Following is an overview of the financial performance of Catalysts Technologies for the third quarter and nine months compared with the corresponding prior-year periods.

Net Sales—Catalysts Technologies

        Sales of Catalysts Technologies were $298.9 million for the third quarter, a decrease of 19.0% compared with the prior-year quarter. The decrease was due to lower rare earth surcharges (-22.3%) and unfavorable currency translation (-4.5%), partially offset by improved base pricing (+7.4%) and higher sales volumes (+0.4%). Declines in rare earth prices resulted in lower rare earth surcharges compared with the prior-year quarter, a trend we expect to continue through the balance of the year and into 2013. The increase in base pricing was driven by the adoption of our low and no rare earth FCC catalysts and by price increases designed to reflect the increasing value of the technology in our catalyst products and to offset the higher costs of certain raw materials. Sales of FCC catalysts increased in the emerging regions, partially offset by the previously announced refinery closures in North America and Europe, which impacted sales by $21.7 million, or 7.3%. Sales of polyethylene catalysts decreased primarily due to inventory destocking by our customers in Europe and Asia. Sales of polypropylene catalysts continued to grow, increasing by double digits compared with the prior-year quarter.

        Sales of Catalysts Technologies were $939.7 million for the nine months, a decrease of 4.1% compared with the prior-year period. The decrease was due to lower rare earth surcharges (-9.6%) and unfavorable currency translation (-3.5%), partially offset by improved base pricing (+8.5%) and higher sales volumes (+0.5%).

Segment Operating Income (SOI) and Margin—Catalysts Technologies

        Gross profit of Catalysts Technologies was $121.2 million for the third quarter, a decrease of 18.3% compared with the prior-year quarter. Segment gross margin was 40.5% compared with 40.2% for the prior-year quarter. The increase in gross margin was primarily due to base price increases, which more than offset raw materials cost inflation and the impact of lower rare earth costs and volumes on capitalized inventory values.

        Segment operating income of Catalysts Technologies was $92.0 million for the third quarter, a decrease of 17.9% compared with the prior-year quarter. The decrease was primarily due to the impact of lower rare earth costs and volumes on capitalized inventory values. Segment operating margin for the third quarter increased to 30.8%, an improvement of 40 basis points compared with the prior-year quarter, primarily due to improved gross margin.

        Gross profit of Catalysts Technologies was $385.3 million for the nine months, a decrease of 2.9% compared with the prior-year period. Segment gross margin was 41.0% compared with 40.5% for the prior-year period. The increase was primarily due to improved pricing and productivity, partially offset by higher raw materials costs, particularly caustic soda and alumina chemicals.

        Segment operating income of Catalysts Technologies was $291.2 million for the nine months, a decrease of 0.2% compared with the prior-year period. Segment operating margin for the nine months increased to 31.0%, an improvement of 120 basis points compared with the prior-year period, primarily due to improved gross margin and reduced operating expenses.

Operating Segment Overview—Materials Technologies

        Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.

Net Sales—Materials Technologies

        Sales of Materials Technologies were $214.4 million for the third quarter, a decrease of 3.4% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-8.2%), partially offset by higher sales volumes (+4.2%) and improved pricing (+0.6%). Sales volumes increased from the prior-year quarter as demand for packaging and engineered material products increased in all regions. Of our three segments, Materials Technologies continues to have the highest exposure to Europe, where economic conditions are weak and currency fluctuations have been significant.

        Sales of Materials Technologies were $652.6 million for the nine months, a decrease of 2.3% compared with the prior-year period. The decrease was due to unfavorable currency translation (-5.0%), partially offset by improved pricing (+2.1%) and higher sales volumes (+0.6%).

Segment Operating Income (SOI) and Margin—Materials Technologies

        Gross profit of Materials Technologies was $70.4 million for the third quarter, a decrease of 4.9% compared with the prior-year quarter. Segment gross margin was 32.8% compared with 33.3% for the prior-year quarter, as improved pricing was offset by increased raw materials costs and non-recurring manufacturing costs.

        Segment operating income of Materials Technologies was $39.8 million for the third quarter, a decrease of 4.1% compared with the prior-year quarter. Segment operating margin for the third quarter decreased to 18.6%, a decline of 10 basis points compared with the prior-year quarter. The decrease was primarily due to lower gross margin, partially offset by reduced operating expenses.

        Gross profit of Materials Technologies was $213.3 million for the nine months, a decrease of 4.9% compared with the prior-year period. Segment gross margin was 32.7% compared with 33.6%

for the prior-year period. The decrease was primarily due to higher raw materials costs and unabsorbed manufacturing costs resulting from lower volumes in engineered materials.

        Segment operating income of Materials Technologies was $122.3 million for the nine months, a decrease of 2.7% compared with the prior-year period, primarily due to lower gross profit, partially offset by reduced operating expenses. Segment operating margin for the nine months was 18.7%, a decline of 10 basis points compared with the prior-year period.

Operating Segment Overview—Construction Products

        Following is an overview of the financial performance of Construction Products for the third quarter and nine months compared with the corresponding prior-year periods.

Net Sales—Construction Products

        Sales of Construction Products were $263.3 million for the third quarter, a decrease of 3.6% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-5.8%), partially offset by higher sales volumes (+1.1%) and improved pricing (+1.1%). Sales in emerging regions, which represented 35.2% of sales for the third quarter, increased 13.1% due to strong sales in emerging Asia, Latin America, and the Middle East. Sales in North America decreased 5.8% compared with the prior-year quarter primarily due to lower demand for residential reroofing products resulting from last year's mild winter, partially offset by increased sales volumes of specialty construction chemicals. Sales in Western Europe declined 26.9% compared with the prior-year quarter, due to unfavorable currency translation, the continuing weak construction environment, and the company's decision to exit low-margin business in Southern Europe. Our third quarter acquisition of Rheoset contributed $7.2 million to sales, which more than offset a $5.3 million decline in sales due to the 2011 fourth quarter divesture of the vermiculite business.

        Sales of Construction Products were $765.4 million for the nine months, an increase of 3.7% compared with the prior-year period. The increase was due to higher sales volumes (+5.3%) and improved pricing (+2.3%), partially offset by unfavorable currency translation (-3.9%). Sales in emerging regions, which represented 33.7% of sales for the nine months, increased 15.5% due to strong sales in emerging Asia, Latin America and the Middle East. Sales in North America increased 3.1% due to an increase in multi-family residential and infrastructure projects in the United States. Sales in EMEA (including India) decreased as growth in the Middle East and India was more than offset by lower sales in Western Europe.

Segment Operating Income (SOI) and Margin—Construction Products

        Gross profit of Construction Products was $93.2 million for the third quarter, a decrease of 1.0% compared with the prior-year quarter. Segment gross margin was 35.4% compared with 34.5% for the prior-year quarter. The increase was primarily due to better operating leverage from higher sales volumes, improved pricing, and a favorable sales mix comparison between the acquired and divested businesses.

        Segment operating income of Construction Products was $36.7 million for the third quarter, an increase of 21.5% compared with the prior-year quarter. Segment operating margin for the third quarter increased to 13.9%, an improvement of 280 basis points compared with the prior-year quarter. These increases were primarily due to improved gross margin, lower operating expenses and higher sales volumes.

        Gross profit of Construction Products was $267.4 million for the nine months, an increase of 6.1% compared with the prior-year period. Segment gross margin was 34.9% compared with 34.1% for the prior-year period. The increase was primarily due to better operating leverage from higher sales volumes and improved pricing, partially offset by higher raw materials costs.

        Segment operating income of Construction Products was $92.7 million for the nine months, an increase of 21.8% compared with the prior-year period. The increase was primarily due to higher sales and improved gross profit. Segment operating margin for the nine months increased to 12.1%, an improvement of 180 basis points compared with the prior-year period.

Corporate Overview

        Corporate costs include corporate support function costs (such as finance, legal services, human resources, communications, regulatory affairs, information technology and incentive compensation related to corporate functions), and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs for the third quarter decreased 16.2% compared with the prior-year quarter primarily due to the impact of restructuring initiatives announced in the 2012 first quarter and other expense controls.

        Corporate costs for the nine months decreased 9.0% compared with the prior-year period primarily due to the impact of lower incentive compensation accruals and restructuring initiatives announced in the 2012 first quarter.

Defined Benefit Pension Expense

        Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Catalysts Technologies, Materials Technologies, Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.

        Defined benefit pension expense for the third quarter and nine months was $17.6 million and $53.2 million compared with $15.9 million and $47.5 million for the prior-year periods. The increase was primarily due to year-over-year changes in actuarial assumptions including lower discount rates and a lower expected long-term rate of return on plan assets.

Chapter 11- and Asbestos-Related Costs

        The following table presents Chapter 11- and asbestos-related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Chapter 11- and asbestos-related costs, net:
Chapter 11 expenses, net of interest income	$4.4	$4.4	$12.6	$16.9
Libby medical program settlement	0.1	—	19.6	—
Asbestos administration costs	1.3	1.1	4.6	3.4
Provision for environmental remediation related to asbestos, net	0.6	(0.1)	0.8	0.3
D&O insurance costs related to Chapter 11	0.1	0.4	0.2	1.2
Chapter 11 financing related(A):
Translation effects—intercompany loans	(5.2)	27.3	2.3	—
Value of currency forward contracts—intercompany loans	4.7	(23.6)	(4.0)	0.7
Certain other currency translation costs, net	(0.3)	(0.2)	—	1.5

Chapter 11- and asbestos-related costs, net	$5.7	$9.3	$36.1	$24.0

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

        The decrease in Chapter 11- and asbestos-related costs, net, in the third quarter compared with the prior-year quarter was primarily due to the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.

        The increase in Chapter 11- and asbestos-related costs, net, in the nine months compared with the prior-year period was primarily due to the accrual of the court-approved settlement of $19.6 million related to the Grace-operated Libby Medical Program, partially offset by the decrease in legal expenses related to the Chapter 11 proceeding.

        We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.

Interest Expense

        Interest expense was $11.5 million and $34.1 million for the third quarter and nine months, an increase of 3.6% and 4.9%, respectively, compared with the prior-year periods. The increase was due to the compounding of interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rate on pre-petition obligations was 3.6% for the third quarter and 3.5% for the prior-year quarter, nine months, and prior-year period. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization becomes effective.

Income Taxes

        The income tax provision at the U.S. Federal corporate rate of 35% for the nine months and the prior-year period would have been $108.2 million and $109.6 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $102.0 million and $102.5 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments.

        We have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. We generally pay income taxes in foreign jurisdictions in cash. Income taxes paid in cash, net of refunds, were $41.6 million for the nine months, or approximately 13.5% of income before income taxes.

        Since we do not expect to emerge from bankruptcy this year, net operating losses will not be available to offset 2012 forecasted income. As part of our year-end tax planning, we expect to use approximately $35 million in carryover tax credits and approximately $18 million in domestic production incentives to reduce U.S. Federal taxable income in 2012. These credits and deductions would not have been available had we emerged from bankruptcy and generated a U.S. Federal net operating loss in 2012. We expect our global cash tax rate to increase from 13.5% to approximately 22.5% for this year only as we work to maximize the present value of our current and future tax attributes.

        See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2012. For additional information regarding our Chapter 11 cases, see Note 2 to the

Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the Bankruptcy Court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on September 30, 2012, we would have required less than $400 million of new financing to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.

Cash Resources and Available Credit Facilities

        At September 30, 2012, we had available liquidity of $1,297.7 million, consisting of $1,251.2 million in cash and cash equivalents ($913.2 million in the U.S.), and $46.5 million of available liquidity under various non-U.S. credit facilities.

        We maintain a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At September 30, 2012, we held $96.1 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

        Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. The credit facility in Germany is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables.

        The following table summarizes our non-U.S. credit facilities as of September 30, 2012:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$64.2	$9.5	12/31/2013
Other Countries	20.1	5.3	Various through 2015
Other Countries-cash collateralized(A)	86.0	31.7	3/1/2013

Total	$170.3	$46.5

(A)
Cash collateral related to these facilities is included in restricted cash in the Consolidated Balance Sheets.

        We believe that these funds and credit facilities are sufficient to finance our operations and support our business strategy. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2012	2011
Net cash provided by operating activities	$282.8	$54.7
Net cash used for investing activities	(158.1)	(173.8)
Net cash provided by financing activities	78.4	25.0
Effect of currency exchange rate changes on cash and cash equivalents	(0.2)	2.2

Increase (decrease) in cash and cash equivalents	202.9	(91.9)
Cash and cash equivalents, beginning of period	1,048.3	1,015.7

Cash and cash equivalents, end of period	$1,251.2	$923.8

        Net cash provided by operating activities in the nine months was $282.8 million, compared with $54.7 million in the prior-year period. The change in cash provided by operating activities primarily relates to lower pension contributions and improved working capital performance.

        Net cash provided by financing activities in the nine months was $78.4 million, compared with $25.0 million in the prior-year period. The change in cash provided by financing activities is primarily due to the increase in proceeds from the exercise of stock options and tax benefits from stock-based compensation.

        Included in net cash provided by operating activities are accelerated defined benefit pension plan contributions of $83.4 million and $180.0 million, Chapter 11 expenses paid of $9.9 million and $15.8 million, and expenditures for asbestos-related environmental remediation of $4.0 million and $1.8 million for the nine months and prior-year period, respectively. These cash flows totaled $97.3 million and $197.6 million in the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.

Debt and Other Contractual Obligations

        Total debt outstanding at September 30, 2012 was $1,050.9 million, including $438.8 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.5 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2012. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.

        See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

        See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the third quarter and nine months were $3.3 million and $9.9 million compared with $3.0 million and $9.3 million for the prior-year periods.

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

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
Funded Status of Pension Plans (In millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Projected benefit obligation	$239.7	$224.0	$1,320.9	$1,217.3	$366.3	$315.9
Fair value of plan assets	272.5	261.1	1,165.3	989.3	—	—

Funded status (PBO basis)	$32.8	$37.1	$(155.6)	$(228.0)	$(366.3)	$(315.9)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $32.8 million as of September 30, 2012, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $155.6 million as of September 30, 2012. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $366.3 million at September 30, 2012 is unfunded. The combined balance of the underfunded and unfunded plans was $521.9 million as of September 30, 2012 and is presented as a liability on the Consolidated Balance Sheets as follows: $14.1 million in "other current liabilities"; $380.6 million included in "underfunded and unfunded defined benefit pension plans"; and $127.2 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        Assets available to fund the PBO of the U.S. advance-funded plans at September 30, 2012 were approximately $1,128 million, an increase of approximately $173 million from December 31, 2011, as a result of cash contributions and returns on plan assets.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2012	2011	2012	2011
U.S. advance-funded plans	$—	$42.7	$109.3	$245.8
U.S. pay-as-you-go plans	1.4	1.3	4.2	4.2
Non-U.S. advance-funded plans	1.2	0.7	3.4	2.8
Non-U.S. pay-as-you-go plans	1.7	3.2	5.6	7.2

Total Cash Contributions	$4.3	$47.9	$122.5	$260.0

        We made contributions to our U.S. advance-funded plans of approximately $109 million in the first quarter, which includes minimum required payments of approximately $26 million and an accelerated contribution of $83 million.

        Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $9.0 million to these plans during the nine months compared with $10.0 million in the prior-year period.

Postretirement Benefits Other Than Pension

        We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the third quarter and nine months was $0.5 million and $3.1 million, respectively, compared with $1.0 million and $2.9 million for the prior-year periods. We received Medicare subsidy payments of $2.0 million during the nine months compared with $1.9 million for the prior-year period. Our recorded liability for postretirement benefits of $67.2 million at September 30, 2012 is stated at net present value discounted at 3.25%. Under our proposed Joint Plan, these benefits would continue.

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

Asbestos-Related Liability

        Our total recorded asbestos-related liability as of September 30, 2012 and December 31, 2011 was $1,700.0 million. As discussed in Note 3 to the Consolidated Financial Statements, we adjusted our asbestos-related liability to this amount in the fourth quarter of 2004 based on the filing of the Prior Plan.

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. We have not adjusted our accounting for asbestos-related liabilities to reflect the Joint Plan. The recorded amount of the asbestos-related liabilities represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD trust based on the range of reasonable valuations for the warrant, deferred payment obligations and other consideration payable to the PI Trust and the PD Trust under the Joint Plan as of September 30, 2012 and December 31, 2011.

        We may adjust the recorded amount of our asbestos-related liabilities prior to the effective date of the Joint Plan if we determine that the currently recorded amount of our asbestos-related liabilities no longer represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust under the Joint Plan.

        Adjustments to the currently recorded amount would result primarily from changes in the valuations of the warrant and the deferred payment obligations.

        The warrant to acquire 10 million shares of our common stock for $17 per share will be recorded at fair value on the effective date of the Joint Plan. The value of the warrant will be determined using a Black-Scholes valuation model. Inputs to this model include the risk free interest rate, the volatility of equity value, and the per share price of Company common stock. We estimate that the warrant would have been valued at approximately $395 million and $272 million at September 30, 2012 and December 31, 2011, respectively. As discussed in Note 2 to the Consolidated Financial Statements, on October 25, 2012, we reached an agreement, subject to the approval of the Bankruptcy Court, to settle the warrant in cash after the effective date of the Joint Plan. If approved by the Bankruptcy Court, this agreement would provide for the settlement of the warrant at a cash value between $375 and $490 million.

        The deferred payment obligation of $110 million per year for five years beginning January 2, 2019, and of $100 million per year for ten years beginning January 2, 2024, will be recorded at fair value on the effective date of the Joint Plan. The value of the deferred payment obligation is affected by (i) interest rates; (ii) our credit standing and the payment period of the deferred payments, (iii) restrictive covenants and terms of our other credit facilities; (iv) assessment of the risk of a default, which would require us to issue shares of our common stock; and (v) the subordination provisions of the deferred payment agreement. We estimate that the deferred payment obligation would have been valued at approximately $472 million and $365 million at September 30, 2012 and December 31, 2011, respectively.

        If the warrant cash settlement agreement is approved by the Bankruptcy Court, the range of reasonable valuations of the warrant will narrow, and the recorded amount of the asbestos-related liabilities no longer would be expected to represent a reasonable estimate of the liabilities. In such case, we will adjust our asbestos-related liabilities based on updated estimates of the value of the consideration payable to the PI Trust and the PD Trust under the Joint Plan. Based on the recent values of our common stock, the recent level of interest rates, and the expected timing of our emergence from bankruptcy, we expect such adjustment would increase the recorded value of the asbestos liability by $375 million to $475 million.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of September 30, 2012, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

W. R. GRACE & CO. (Registrant)
Date: November 8, 2012	By:	/s/ ALFRED E. FESTA Alfred E. Festa (Chairman and Chief Executive Officer)
Date: November 8, 2012	By:	/s/ HUDSON LA FORCE III Hudson La Force III (Senior Vice President and Chief Financial Officer)
Date: November 8, 2012	By:	/s/ WILLIAM C. DOCKMAN William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
15		Accountants' Awareness Letter
31(i).1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31(i).2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
These interactive data files shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.