Form 10-Q
period 2013-03-31
W R GRACE & CO
filed 2013-05-03
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value per share	75,936,053 shares

_______________________________________________________________________________
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, equity (deficit), and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
May 3, 2013

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2013	2012
Net sales	$709.9	$754.4
Cost of goods sold	446.1	477.3
Gross profit	263.8	277.1
Selling, general and administrative expenses	128.9	136.6
Restructuring expenses and related asset impairments	0.8	3.0
Research and development expenses	16.9	16.5
Defined benefit pension expense	18.6	18.8
Interest expense and related financing costs	10.5	11.3
Provision for environmental remediation	1.0	0.6
Chapter 11 expenses, net of interest income	4.8	4.5
Equity in earnings of unconsolidated affiliate	(5.1)	(5.7)
Other (income) expense, net	6.1	(0.6)
Total costs and expenses	182.5	185.0
Income before income taxes	81.3	92.1
Provision for income taxes	(28.1)	(30.8)
Net income	53.2	61.3
Less: Net income attributable to noncontrolling interests	(0.3)	(0.4)
Net income attributable to W. R. Grace & Co. shareholders	$52.9	$60.9
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.70	$0.82
Weighted average number of basic shares	75.7	74.3
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.69	$0.80
Weighted average number of diluted shares	77.2	76.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Net income	$53.2	$61.3
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	36.2	10.1
Currency translation adjustments	(6.5)	6.2
Gain (loss) from hedging activities, net of income taxes	0.4	(0.1)
Total other comprehensive income attributable to noncontrolling interests	0.2	0.1
Total other comprehensive income	30.3	16.3
Comprehensive income	83.5	77.6
Less: comprehensive income attributable to noncontrolling interests	(0.5)	(0.5)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$83.0	$77.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
OPERATING ACTIVITIES
Net income	$53.2	$61.3
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	31.1	29.4
Equity in earnings of unconsolidated affiliate	(5.1)	(5.7)
Dividend received from unconsolidated affiliate	2.8	5.2
Chapter 11 expenses, net of interest income	4.8	4.5
Chapter 11 expenses paid	(3.2)	(3.2)
Provision for income taxes	28.1	30.8
Income taxes paid, net of refunds	(11.6)	(8.0)
Interest accrued on pre-petition liabilities subject to compromise	9.0	9.9
Restructuring expenses and related asset impairments	0.8	3.0
Payments for restructuring expenses	(1.2)	(2.2)
Defined benefit pension expense	18.6	18.8
Payments under defined benefit pension arrangements	(53.9)	(113.7)
Provision for environmental remediation	1.0	0.6
Expenditures for environmental remediation	(2.6)	(4.4)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	39.6	11.1
Inventories	(42.8)	(26.1)
Accounts payable	48.3	11.1
All other items, net	(66.8)	(41.8)
Net cash provided by (used for) operating activities	50.1	(19.4)
INVESTING ACTIVITIES
Capital expenditures	(38.3)	(37.3)
Transfer to restricted cash and cash equivalents	(4.0)	(3.0)
Net cash used for investing activities	(42.3)	(40.3)
FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements	(17.7)	0.9
Proceeds from exercise of stock options	6.3	12.0
Other financing activities	0.8	1.7
Net cash (used for) provided by financing activities	(10.6)	14.6
Effect of currency exchange rate changes on cash and cash equivalents	(14.3)	5.0
Decrease in cash and cash equivalents	(17.1)	(40.1)
Cash and cash equivalents, beginning of period	1,336.9	1,048.3
Cash and cash equivalents, end of period	$1,319.8	$1,008.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,319.8	$1,336.9
Restricted cash and cash equivalents	201.6	197.6
Trade accounts receivable, less allowance of $5.0 (2012—$5.2)	429.6	474.8
Accounts receivable—unconsolidated affiliate	13.8	15.6
Inventories	317.8	278.6
Deferred income taxes	52.6	58.3
Other current assets	94.4	78.4
Total Current Assets	2,429.6	2,440.2
Properties and equipment, net of accumulated depreciation and amortization of $1,783.7 (2012—$1,785.1)	762.5	770.5
Goodwill	194.3	196.7
Patents, licenses and other intangible assets, net	78.9	82.7
Deferred income taxes	927.2	956.3
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	36.5	33.8
Investment in unconsolidated affiliate	90.5	85.5
Other assets	29.9	24.5
Total Assets	$5,049.4	$5,090.2
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$67.5	$83.4
Debt payable—unconsolidated affiliate	4.5	3.6
Accounts payable	284.8	249.4
Accounts payable—unconsolidated affiliate	1.4	2.6
Other current liabilities	238.9	307.3
Total Current Liabilities	597.1	646.3
Debt payable after one year	11.7	13.4
Debt payable—unconsolidated affiliate	21.7	22.4
Deferred income taxes	26.9	27.1
Underfunded and unfunded defined benefit pension plans	309.1	400.6
Other liabilities	45.1	45.0
Total Liabilities Not Subject to Compromise	1,011.6	1,154.8
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	981.1	973.3
Income tax contingencies	90.4	87.6
Asbestos-related contingencies	2,065.0	2,065.0
Environmental contingencies	139.3	140.5
Postretirement benefits	185.1	188.1
Other liabilities and accrued interest	165.3	162.6
Total Liabilities Subject to Compromise	3,626.2	3,617.1
Total Liabilities	4,637.8	4,771.9
Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 75,871,645 (2012—75,565,409)	0.8	0.8
Paid-in capital	542.7	536.5
Retained earnings	448.1	395.2
Treasury stock, at cost: shares: 1,108,115 (2012—1,414,351)	(13.2)	(16.8)
Accumulated other comprehensive loss	(577.2)	(607.3)
Total W. R. Grace & Co. Shareholders' Equity	401.2	308.4
Noncontrolling interests	10.4	9.9
Total Equity	411.6	318.3
Total Liabilities and Equity	$5,049.4	$5,090.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5
Net income	—	60.9	—	—	0.4	61.3
Stock plan activity	6.2	—	8.1	—	—	14.3
Other comprehensive income	—	—	—	16.2	0.1	16.3
Balance, March 31, 2012	$479.8	$362.0	$(28.7)	$(562.3)	$8.6	$259.4
Balance, December 31, 2012	$537.3	$395.2	$(16.8)	$(607.3)	$9.9	$318.3
Net income	—	52.9	—	—	0.3	53.2
Stock plan activity	6.2	—	3.6	—	—	9.8
Other comprehensive income	—	—	—	30.1	0.2	30.3
Balance, March 31, 2013	$543.5	$448.1	$(13.2)	$(577.2)	$10.4	$411.6

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
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2012 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2013, are not necessarily indicative of the results of operations for the year ending December 31, 2013.
Reclassifications and Revisions    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Certain prior period amounts have been revised to correct the previous classification. Cash payments associated with capital expenditures of $12.3 million for the period ended March 31, 2012, previously classified as operating activities in the Statements of Cash Flows have been revised to investing activities. In addition, cash payments associated with capital expenditures of $4.6 million and $9.6 million for the periods ended June 30, 2012, and September 30, 2012, respectively, previously classified as operating activities in the Statements of Cash Flows will be revised to investing activities.
Grace concluded that these revisions were not material to the prior-year Consolidated Financial Statements.
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

•
Recoverability of goodwill, which depends on assumptions used to value reporting units, such as observable market inputs, projections of future cash flows and weighted average cost of capital. The Grace Construction Products (GCP) Europe reporting unit continues to operate in a challenging environment. While the fair value of this reporting unit exceeded the carrying value at its last testing date and management does not believe that impairment is probable, the business must continue to improve its performance in future periods, consistent with expectations, to sustain the goodwill carrying value.

The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.
Currency Translation    On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, Grace incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million is included in segment operating income.
Effect of New Accounting Standards    In June 2011, the FASB issued ASU 2011-05 "Presentation of Comprehensive Income". This update is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". This update defers certain paragraphs of ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. This deferral is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. Grace continues to report its Consolidated Statement of Other Comprehensive Income as a separate financial statement, immediately following the Consolidated Statement of Operations to comply with the updates that have not been deferred. In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which further clarifies these disclosure requirements. This update is effective for fiscal years beginning after December 15, 2012, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this update in the 2013 first quarter and it did not have a material effect on the Consolidated Financial Statements.
In December 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities". This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net information about offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. In January 2013, the FASB issued ASU 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which clarifies these disclosure requirements. These standards are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. Grace adopted these standards for the 2013 first quarter and they did not have a material effect on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information

Official Parties to Grace's Chapter 11 Cases    The Bankruptcy Court has appointed four official committees. The Official Committee of Asbestos Personal Injury Claimants (the "PI Committee") and the Official Committee of Asbestos Property Damage Claimants (the "PD Committee") respectively represent two different asbestos claimant constituencies. The other two committees are the Official Committee of Unsecured Creditors (the "Creditors' Committee"), which represents general unsecured creditors, and the Official Committee of Equity Security Holders (the "Equity Committee"), which represents equity security holders. These committees, along with a legal representative of future asbestos personal injury claimants (the "PI FCR") and a legal representative of future asbestos property damage claimants (the "PD FCR"), have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and the representatives of future asbestos claimants, including those of their counsel and financial advisors.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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
The timing of the effectiveness of the Joint Plan and Grace's subsequent emergence will depend on a favorable ruling by the Third Circuit and the satisfaction or waiver by Grace, Grace's co-proponents under the Joint Plan, and Sealed Air and Fresenius of the remaining conditions to effectiveness set forth in the Joint Plan, including the availability of any required exit financing and the final resolution of all appeals.
If any of the appeals are resolved adversely to Grace and the other Joint Plan proponents, the Joint Plan may be amended to address the deficiencies identified by the Third Circuit or the Joint Plan may be terminated and a new plan proposed. If the Joint Plan cannot be amended to address all deficiencies identified by the Third Circuit in a manner satisfactory to Grace and the other Joint Plan proponents and Grace cannot reach an agreement with its asbestos creditors on the terms of a new plan of reorganization, Grace would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of the asbestos-related liabilities. Whether the Joint Plan is amended or a different plan of reorganization is ultimately confirmed, the value of the interests of holders of Company common stock could be materially different than under the current Joint Plan and the Company common stock could be substantially diluted or canceled.
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

•
Cash in the amount of $115 million to be paid by Fresenius pursuant to the Fresenius Settlement reduced by the amount of Fresenius' contribution to the PD Initial Payment and the ZAI Initial Payment (as described below); and

•
Deferred payments by Grace of $110 million per year for 5 years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company's obligation to issue 50.1% of its outstanding common stock (measured as of the effective date of the Joint Plan) to the PI Trust in the event of default.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

The ZAI PD account would be funded as follows (the "ZAI Assets"):

•	$30 million in cash plus interest from April 1, 2009, to the effective date of the Joint Plan, to be paid by Cryovac and Fresenius (the "ZAI Initial Payment").

•	$30 million in cash on the third anniversary of the effective date of the Joint Plan, to be paid by Grace.

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
Approximately 6,940 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of March 31, 2013, approximately 170 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.
The remaining non-asbestos, non-employee-related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related personal injury. As of March 31, 2013, of the approximately 3,300 of these claims filed, approximately 115 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of March 31, 2013, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.
Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008, as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date and, as of March 31, 2013, an additional 1,310 U.S. ZAI PD Claims were filed. Under the Canadian ZAI Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by December 31, 2009. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a separate Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the PI Trust created under the Joint Plan.
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
Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2013, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.
Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at March 31, 2013, was $1,438 million, composed of $115 million in cash from Fresenius and $1,323 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.
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
Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2013	December 31, 2012
Asbestos-related contingencies	$2,065.0	$2,065.0
Pre-petition bank debt plus accrued interest	944.6	937.2
Environmental contingencies	139.3	140.5
Unfunded special pension arrangements	131.8	134.3
Income tax contingencies	90.4	87.6
Postretirement benefits other than pension	63.7	63.9
Drawn letters of credit plus accrued interest	36.5	36.1
Accounts payable	31.3	31.3
Retained obligations of divested businesses	28.4	29.0
Other accrued liabilities	105.6	102.3
Reclassification to current liabilities(1)	(10.4)	(10.1)
Total Liabilities Subject to Compromise	$3,626.2	$3,617.1
_______________________________________________________________________________

(1)
As of March 31, 2013, and December 31, 2012, approximately $10.4 million and $10.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in "other current liabilities" in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise
The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2013.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(383.1)
Expense (income) items:
Interest on pre-petition liabilities	559.0
Employee-related accruals	129.0
Provision for asbestos-related contingencies	1,109.8
Provision for environmental contingencies	356.1
Release of income tax contingencies	(77.7)
Balance sheet reclassifications	(36.1)
Balance, end of period	$3,626.2
Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.
For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the three months ended March 31, 2013 and 2012, was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The pre-petition bank debt holders have argued that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements, which they asserted was approximately an additional $185 million as of December 31, 2012, and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the pre-petition bank debt holders). The Bankruptcy Court and the District Court have overruled this assertion and the pre-petition bank debt holders have appealed these rulings to the Third Circuit.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2013	2012
Legal and financial advisory fees	$5.0	$4.7
Interest income	(0.2)	(0.2)
Chapter 11 expenses, net of interest income	$4.8	$4.5
Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.
Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Three Months Ended March 31,
(In millions) (Unaudited)	2013	2012
Net sales, including intercompany	$347.1	$364.3
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	219.8	226.0
Selling, general and administrative expenses	57.5	67.5
Defined benefit pension expense	12.2	13.5
Depreciation and amortization	17.3	16.5
Chapter 11 expenses, net of interest income	4.8	4.5
Research and development expenses	9.5	9.3
Interest expense and related financing costs	9.2	10.3
Restructuring expenses	0.4	2.4
Provision for environmental remediation	1.0	0.4
Other income, net	(13.6)	(12.6)
	318.1	337.8
Income before income taxes and equity in net income of non-filing entities	29.0	26.5
Provision for income taxes	(11.8)	(10.0)
Income before equity in net income of non-filing entities	17.2	16.5
Equity in net income of non-filing entities	35.7	44.4
Net income attributable to W. R. Grace & Co. shareholders	$52.9	$60.9

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Three Months Ended March 31,
(In millions) (Unaudited)	2013	2012
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$52.9	$60.9
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	17.3	16.5
Equity in net income of non-filing entities	(35.7)	(44.4)
Provision for income taxes	11.8	10.0
Income taxes paid, net of refunds	(1.0)	(0.2)
Defined benefit pension expense	12.2	13.5
Payments under defined benefit pension arrangements	(51.4)	(110.7)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	11.3	6.3
Inventories	(10.0)	11.5
Accounts payable	23.9	(17.1)
All other items, net	(22.6)	(23.0)
Net cash provided by (used for) operating activities	8.7	(76.7)
Investing Activities
Capital expenditures	(19.4)	(22.5)
Transfer to restricted cash and cash equivalents	(1.6)	(6.9)
Net cash used for investing activities	(21.0)	(29.4)
Financing Activities
Net borrowings under credit arrangements	0.2	0.9
Proceeds from exercise of stock options	6.3	12.0
Net cash provided by financing activities	6.5	12.9
Net decrease in cash and cash equivalents	(5.8)	(93.2)
Cash and cash equivalents, beginning of period	1,064.2	788.6
Cash and cash equivalents, end of period	$1,058.4	$695.4

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,058.4	$1,064.2
Restricted cash and cash equivalents	119.9	118.3
Trade accounts receivable, net	121.3	132.6
Accounts receivable—unconsolidated affiliate	12.9	14.1
Receivables from non-filing entities, net	147.5	160.5
Inventories	116.3	106.3
Other current assets	52.0	58.5
Total Current Assets	1,628.3	1,654.5
Properties and equipment, net	432.3	433.5
Deferred income taxes	907.1	935.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	281.1	282.1
Investment in non-filing entities	480.7	449.5
Investment in unconsolidated affiliate	90.5	85.5
Other assets	50.9	47.2
Total Assets	$4,370.9	$4,387.8
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities (including $5.9 due to unconsolidated affiliate) (2012—$6.0)	$212.3	$244.7
Underfunded defined benefit pension plans	75.3	161.0
Other liabilities (including $21.7 due to unconsolidated affiliate) (2012—$22.4)	55.8	56.5
Total Liabilities Not Subject to Compromise	343.4	462.2
Liabilities Subject to Compromise	3,626.2	3,617.1
Total Liabilities	3,969.6	4,079.3
Total W. R. Grace & Co. Shareholders' Equity	401.2	308.4
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1
Total Equity	401.3	308.5
Total Liabilities and Equity	$4,370.9	$4,387.8
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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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
Approximately 4,400 additional PD claims were filed prior to the March 31, 2003, claims bar date established by the Bankruptcy Court. (The March 31, 2003, claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of March 31, 2013, approximately 430 PD Claims subject to the March 31, 2003, claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.7 million.
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
At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date, and as of March 31, 2013, an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009, would be eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 13,100 Canadian ZAI PD Claims were filed by December 31, 2009.
As described in Note 2, in November 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents.
Upon the occurrence of the effective date under the Joint Plan, all pending and future PD Claims would be channeled for resolution to the PD Trust. PD Claims other than U.S. and Canadian ZAI PD Claims would be litigated in the Bankruptcy Court or a U.S. District Court, including all claims and defenses that would have been available to the parties prior to the filing of the Chapter 11 Cases as well as any defenses based on the March 31, 2003, claims bar date. Any claims determined to be allowed claims would be paid in cash by the PD Trust. Grace would be obligated to fund the PD Trust every six months in an amount sufficient to enable the PD Trust to pay all such allowed claims and Trust-related expenses.
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
As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and March 31, 2013, had such PI Claims not been stayed by the Bankruptcy Court.
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
Asbestos-Related Liability    The recorded asbestos-related liability as of March 31, 2013, and December 31, 2012, was $2,065.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace increased its asbestos-related liability by $365.0 million in the 2012 fourth quarter to reflect an updated estimate of the value of the consideration payable to the PI Trust and the PD Trust (the "Trusts") under the Joint Plan, assuming emergence from bankruptcy at the end of 2013. As discussed in Note 2, Grace reached an agreement in October 2012 to cash settle the warrant to be issued to the PI Trust at emergence.
The components of the consideration payable to the Trusts under the Joint Plan are as follows:

•
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share, which will be recorded at fair value on the effective date of the Joint Plan. Under the agreement to cash settle the warrant, the warrant will have a value between $375 million and $490 million. Based on the current trading range of Company common stock and other valuation factors, Grace estimates the value of the warrant at emergence will be the maximum value of $490 million.

•
The deferred payment obligation of $110 million per year for five years beginning January 2, 2019, and of $100 million per year for ten years beginning January 2, 2024, which will be recorded at fair value on the effective date of the Joint Plan. Grace estimates the fair value of the deferred payment obligation to be $547 million at emergence. The value of the deferred payment obligation is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement.

•
The cash payable by Grace to fund the PI and PD Trusts as discussed in Note 2, which will be recorded at fair value on the effective date of the Joint Plan. Grace estimates the fair value of these payments to be $528 million at emergence.

•
As discussed in Note 2, proceeds with respect to all of Grace's insurance policies that provide coverage for asbestos-related claims would be transferred to the PI Trust under the Joint Plan. The recorded asbestos-related insurance receivable and related liability of $500.0 million at March 31, 2013, is within the reasonable range of possible valuations of these policies at emergence.

Grace periodically evaluates the recorded amount of its asbestos-related liability and may further adjust the liability prior to the effective date of the Joint Plan if it determines that the currently recorded amount no longer represents a reasonable estimate of the value of the consideration payable to the Trusts under the Joint Plan. The

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

recorded amount of the asbestos-related liabilities represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust based on the range of reasonable valuations for the warrant, deferred payment obligations and other consideration payable to the PI Trust and the PD Trust under the Joint Plan as of March 31, 2013, and December 31, 2012.
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
Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's insurance coverage, which includes the unsettled primary coverage referenced in the preceding paragraph. Under most of these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of $395.2 million in respect of coverage under the affected policies. Under the remaining agreements, the insurers have agreed to reimburse the PI Trust, subject to certain conditions, which will result in a partial reimbursement of the claims actually paid by the PI Trust.
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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

The amount of insurance recovered on claims by the PI Trust will depend on the aggregate amount of insurance settlements on the effective date of the Joint Plan and a number of factors that will be determined at the time claims are paid including: the nature of the claim, the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Grace estimates that the recorded amount of $500.0 million is within the reasonable range of possible valuations of these policies at emergence.
4. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2013, and December 31, 2012:

(In millions)	March 31, 2013	December 31, 2012
Raw materials	$84.2	$66.5
In process	48.6	46.1
Finished products	151.2	133.8
Other	33.8	32.2
	$317.8	$278.6
5. Debt
Components of Debt

(In millions)	March 31, 2013	December 31, 2012
Debt payable within one year	$67.5	$83.4
Debt payable after one year	$11.7	$13.4
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	444.6	437.2
Drawn letters of credit	26.5	26.5
Accrued interest on drawn letters of credit	10.0	9.6
	$981.1	$973.3
Weighted average interest rates on total debt	3.5%	3.5%
At March 31, 2013, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $67.5 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At March 31, 2013, the carrying value of Grace's bank debt subject to compromise plus interest was $981.1 million. The estimated fair value of the bank debt approximates the carrying value and is estimated using Level 2 inputs; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.
6. Fair Value Measurements and Risk
Certain of Grace's assets and liabilities are reported at fair value on a gross basis. ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace uses principal market data, whenever available, to value assets and liabilities that are required to be reported at fair value.
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

Fair Value of Debt and Other Financial Instruments
See Note 5 for a discussion of the fair value of Grace's debt. At March 31, 2013, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2013, the contract volume, or notional amount, of the commodity contracts was 2.8 million MMBtu (million British thermal units) with a total contract value of $10.8 million.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until March 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2013, the contract volume, or notional amount, of the commodity contracts was 3.0 million pounds with a total contract value of $2.8 million.
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
In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of March 31, 2013, the total notional amount related to the remaining outstanding currency forward contracts was €194.5 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.6	$—	$3.6	$—
Commodity derivatives	0.9	—	0.9	—
Total Assets	$4.5	$—	$4.5	$—
Liabilities
Currency derivatives	$0.4	$—	$0.4	$—
Commodity derivatives	0.2	—	0.2	—
Total Liabilities	$0.6	$—	$0.6	$—

	Fair Value Measurements at December 31, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.2	$—	$1.2	$—
Commodity derivatives	0.2	—	0.2	—
Total Assets	$1.4	$—	$1.4	$—
Liabilities
Currency derivatives	$5.1	$—	$5.1	$—
Commodity derivatives	0.4	—	0.4	—
Total Liabilities	$5.5	$—	$5.5	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at March 31, 2013 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.9	Other current liabilities	$0.2
Currency contracts	Other current assets	0.8	Other current liabilities	0.4
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	2.8	Other current liabilities	—
Total derivatives		$4.5		$0.6

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2012 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.2	Other current liabilities	$0.4
Currency contracts	Other current assets	1.2	Other current liabilities	0.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	4.9
Total derivatives		$1.4		$5.5

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three months ended March 31, 2013 and 2012:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.3)	Other income (expense)	$(0.2)
Currency contracts	(0.2)	Cost of goods sold	0.1
Commodity contracts	0.7	Cost of goods sold	(0.3)
Total derivatives	$0.2		$(0.4)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$7.7

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.2	Cost of goods sold	$(0.2)
Commodity contracts	(2.8)	Cost of goods sold	(2.2)
Total derivatives	$(2.6)		$(2.4)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(8.9)
Debt and Interest Rate Swap Agreements
Grace was not a party to any debt or interest rate swaps at March 31, 2013, and December 31, 2012.

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
7. Income Taxes
The income tax provision on 2013 forecasted annual income is estimated to be 34.5% as of March 31, 2013, compared with a benefit of 64.6% for the year ended December 31, 2012. The 2012 benefit was primarily due to the $365.0 million charge to increase the asbestos-related liability, the release of the state valuation allowance, and the utilization of domestic production activity incentives.
Grace generally has not had to pay U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income.
Grace files U.S. federal income tax returns as well as income tax returns in various state and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007 - 2009	2010 - 2012
United States—State	2007 - 2011	2009 - 2012
Germany	2006 - 2008	2009 - 2012
France	2009 - 2011	2012
United Kingdom	None	2008 - 2012
Italy	None	2008 - 2012
Canada	None	2006 - 2012
_______________________________________________________________________________

(1)	Includes federal, state, provincial or local jurisdictions, as applicable.
Grace notes that there are attributes generated in prior years that are otherwise closed by statute and were carried forward into years that are open to examination. Those attributes may still be subject to adjustment to the extent utilized in open years.
As a large taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. Based on the status of current examinations in various taxing jurisdictions and applicable judicial decisions applied to Grace's fact pattern, Grace believes it is reasonably possible that in the next 12 months, the amount of the liability for unrecognized tax benefits could increase by as much as $84 million, along with accelerated recognition of a deferred charge of $3.1 million, or decrease by as much as $78 million.
Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions included in the Consolidated Balance Sheets was $9.0 million ($6.3 million net of applicable tax benefits) and $8.3 million ($5.5 million net of applicable tax benefits) as of March 31, 2013, and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	March 31, 2013	December 31, 2012
Overfunded defined benefit pension plans	$36.5	$33.8
Underfunded defined benefit pension plans	(95.2)	(179.7)
Unfunded defined benefit pension plans	(213.9)	(220.9)
Total underfunded and unfunded defined benefit pension plans	(309.1)	(400.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise	(126.0)	(128.5)
Pension liabilities included in other current liabilities	(13.8)	(14.0)
Net funded status	$(412.4)	$(509.3)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $36.5 million as of March 31, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $448.9 million as of March 31, 2013.
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
The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 3.75% as of December 31, 2012, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2013, Grace increased the discount rate for the U.S. qualified pension plans from 3.75% at December 31, 2012, to 4.00% at March 31, 2013, based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2012. Based on review of the yield curve analyses for these plans as of March 31, 2013, Grace changed the discount rate for Canada from 4.50% at December 31, 2012, to 4.25% at March 31, 2013. Grace did not change the discount rates in effect at December 31, 2012, for the United Kingdom (4.25%) and Germany

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

(3.50%). The funded status as of March 31, 2013, reflects a decrease in total liabilities of approximately $36 million as compared with December 31, 2012, resulting from the change in discount rates.
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
For 2013 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 8.25%. The rate of increase is assumed to decrease gradually to 5% through 2020 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.
Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2013			2012
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$6.4	$2.8	$0.1	$5.5	$2.3	$0.1
Interest cost	13.0	5.1	0.5	14.2	5.5	0.6
Expected return on plan assets	(17.0)	(3.5)	—	(15.0)	(3.7)	—
Amortization of prior service cost	0.2	—	—	0.2	—	—
Amortization of net deferred actuarial loss	9.6	2.0	0.1	8.6	1.2	0.2
Net periodic benefit cost	$12.2	$6.4	$0.7	$13.5	$5.3	$0.9
Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On March 11, 2013, Grace obtained Bankruptcy Court approval to make an accelerated contribution to the U.S. qualified pension plans of up to $50 million in 2013. In that regard, Grace contributed approximately $50 million in the first quarter of 2013 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.
Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements and actuarial and trustee recommendations.
Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan for the three months ended March 31, 2013, was $3.3 million compared with $3.4 million for the prior-year period.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

(In millions)	March 31, 2013	December 31, 2012
Other Current Liabilities
Accrued compensation	$56.6	$84.5
Income tax payable	41.3	44.8
Customer volume rebates	22.8	32.5
Pension liabilities	13.8	14.0
Accrued Chapter 11 reorganization expenses	8.2	6.6
Accrued commissions	5.6	12.9
Restructuring liability	2.4	3.0
Fair value of currency forward and commodity contracts	0.6	5.5
Deferred tax liability	0.6	0.6
Other accrued liabilities	87.0	102.9
	$238.9	$307.3
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
Estimated Investigation and Remediation Costs
At March 31, 2013, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $139.9 million, compared with $141.5 million at December 31, 2012. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. These amounts do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts. Net cash expenditures charged against previously established reserves for the three months ended March 31, 2013 and 2012, were $2.6 million and $4.4 million, respectively.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. The U.S. Environmental Protection Agency (EPA) has investigated sites, including some owned by Grace, which used, stored or processed

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

vermiculite concentrate from the Libby mine. EPA, Grace and/or other potentially responsible parties have conducted investigations and/or remedial actions at those sites identified by EPA as requiring remedial action.
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
Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2013, and December 31, 2012, was $60.3 million and $60.8 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At March 31, 2013, and December 31, 2012, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $79.6 million and $80.7 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.
Multi-Site Settlement
EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite-related claims and non-vermiculite-related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding bodies of water and forest lands. Grace is cooperating with EPA to investigate these areas and determine a final remedy. The settlement amount under the Multi-Site Agreement is payable upon Grace's emergence from Chapter 11.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2013, Grace had gross financial assurances issued and outstanding of $262.4 million, composed of $108.4 million of surety bonds issued by various insurance companies and $154.0 million of standby letters of credit and other financial assurances issued by various banks; $88.5 million of these financial assurances have been issued under the letter of credit facility.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2013.
11. Restructuring Expenses and Related Asset Impairments
In the first quarter of 2013, Grace continued to incur cost from restructuring actions as a result of the realignment of the businesses and corporate structure. Grace incurred $0.8 million ($0.4 million in Catalysts Technologies, $0.1 million in Materials Technologies, and $0.3 million in Construction Products) of restructuring expenses and related asset impairments during the first quarter of 2013, compared with $3.0 million during the first quarter of 2012. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2013.

Restructuring Expenses and Related Asset Impairments (In millions)	Three Months Ended March 31,
	2013	2012
Severance and other employee related costs	$0.6	$2.9
Asset impairments and other restructuring costs	0.2	0.1
Total restructuring expenses and related asset impairments	$0.8	$3.0

Restructuring Liability (In millions)	Total
Balance, December 31, 2012	$3.0
Accruals for severance and other employee related costs	0.6
Payments	(1.2)
Balance, March 31, 2013	$2.4

Notes to Consolidated Financial Statements (Continued)

12. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Translation effects—intercompany loans	$7.4	$(9.6)
Value of currency forward contracts—intercompany loans	(7.7)	8.1
Currency transaction loss in Venezuela	8.5	—
Other currency transaction effects	(0.1)	1.1
Interest income of non-Debtor subsidiaries	(0.2)	(0.1)
Net loss on sales of investments and disposals of assets	0.1	0.2
Other miscellaneous income	(1.9)	(0.3)
Total other (income) expense, net	$6.1	$(0.6)
13. Other Comprehensive Income
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.1)	$0.1
Amortization of net deferred actuarial loss included in net periodic benefit cost	11.7	(4.0)	7.7
Other changes in funded status	42.9	(14.5)	28.4
Benefit plans, net	54.8	(18.6)	36.2
Currency translation adjustments	(6.5)	—	(6.5)
Gain from hedging activities	0.6	(0.2)	0.4
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$48.9	$(18.8)	$30.1

Three Months Ended March 31, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.1)	$0.1
Amortization of net deferred actuarial loss included in net periodic benefit cost	10.0	(3.4)	6.6
Other changes in funded status	7.5	(4.1)	3.4
Benefit plans, net	17.7	(7.6)	10.1
Currency translation adjustments	6.2	—	6.2
Loss from hedging activities	(0.2)	0.1	(0.1)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$23.7	$(7.5)	$16.2

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Continued)

The following tables present the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(641.8)	$35.6	$(0.3)	$(0.8)	$(607.3)
Other comprehensive income (loss) before reclassifications	28.4	(6.5)	0.1	—	22.0
Amounts reclassified from accumulated other comprehensive loss	7.8	—	0.3	—	8.1
Net current-period other comprehensive income (loss)	36.2	(6.5)	0.4	—	30.1
Ending balance	$(605.6)	$29.1	$0.1	$(0.8)	$(577.2)

Three Months Ended March 31, 2012 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(605.2)	$30.2	$(2.7)	$(0.8)	$(578.5)
Other comprehensive income (loss) before reclassifications	3.4	6.2	(1.7)	—	7.9
Amounts reclassified from accumulated other comprehensive loss	6.7	—	1.6	—	8.3
Net current-period other comprehensive income (loss)	10.1	6.2	(0.1)	—	16.2
Ending balance	$(595.1)	$36.4	$(2.8)	$(0.8)	$(562.3)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Continued)

The following tables present the amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.2)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(11.7)	Defined benefit pension expense
Total before tax	(11.9)
Tax (expense) benefit	4.1
Net of tax	$(7.8)

Gain (loss) from hedging activities
Currency contracts	$(0.2)	Other income (expense)
Currency contracts	0.1	Cost of goods sold
Commodity contracts	(0.3)	Cost of goods sold
Total before tax	(0.4)
Tax (expense) benefit	0.1
Net of tax	(0.3)
Total reclassifications for the period, net of tax	$(8.1)

Three Months Ended March 31, 2012 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.2)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(10.0)	Defined benefit pension expense
Total before tax	(10.2)
Tax (expense) benefit	3.5
Net of tax	$(6.7)

Gain (loss) from hedging activities
Currency contracts	$(0.2)	Cost of goods sold
Commodity contracts	(2.2)	Cost of goods sold
Total before tax	(2.4)
Tax (expense) benefit	0.8
Net of tax	(1.6)
Total reclassifications for the period, net of tax	$(8.3)

Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at March 31, 2013, and December 31, 2012, respectively, represents the accumulation of net deferred actuarial losses of $604.4 million and $640.5 million as well as net prior service costs of $1.2 million and $1.3 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.
Grace is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation amount represents the adjustments

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Continued)

necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.
See Note 6 for a discussion of hedging activities.
14. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2013	2012
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$52.9	$60.9
Denominators
Weighted average common shares—basic calculation	75.7	74.3
Dilutive effect of employee stock options	1.5	2.1
Weighted average common shares—diluted calculation	77.2	76.4
Basic earnings per share	$0.70	$0.82
Diluted earnings per share	$0.69	$0.80
There were no anti-dilutive options outstanding for the three-month periods ended March 31, 2013 and 2012. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
15. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace manages its business through three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace Catalysts Technologies includes catalysts and related products used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 16. Grace Materials Technologies includes packaging technologies and engineered materials, coatings and sealants used in consumer, industrial, and pharmaceutical applications. Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Intersegment sales are eliminated in consolidation. The table below presents information related to Grace's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace also excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its operating segment performance as defined benefit pension expense is not managed at an operating segment level.
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, and gains and losses on sales of businesses, product lines, and certain other investments. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2013	2012
Net Sales
Catalysts Technologies	$266.5	$312.3
Materials Technologies	214.9	213.8
Construction Products	228.5	228.3
Total	$709.9	$754.4
Adjusted EBIT
Catalysts Technologies segment operating income	$77.2	$98.9
Materials Technologies segment operating income	44.3	36.1
Construction Products segment operating income	22.8	20.5
Corporate costs	(20.8)	(25.4)
Defined benefit pension expense	(18.6)	(18.8)
Total	$104.9	$111.3
Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.
Grace Adjusted EBIT for the three months ended March 31, 2013 and 2012, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended March 31,
(In millions)	2013	2012
Grace Adjusted EBIT	$104.9	$111.3
Costs related to Chapter 11	(3.8)	(4.0)
Asbestos-related costs	(2.1)	(1.2)
Restructuring expenses and related asset impairments	(0.8)	(3.0)
Certain costs related to divested businesses	—	(0.2)
Interest expense and related financing costs	(10.5)	(11.3)
Currency transaction loss on cash in Venezuela	(6.9)	—
Interest income of non-Debtor subsidiaries	0.2	0.1
Net income attributable to noncontrolling interests	0.3	0.4
Income before income taxes	$81.3	$92.1
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Geographic Area Data

	Three Months Ended March 31,
(In millions)	2013	2012
Net Sales
United States	$211.1	$202.3
Canada and Puerto Rico	15.6	21.3
Total North America	226.7	223.6
Europe Middle East Africa	254.4	293.1
Asia Pacific	150.6	162.4
Latin America	78.2	75.3
Total	$709.9	$754.4
16. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $90.5 million and $85.5 million as of March 31, 2013, and December 31, 2012, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the Consolidated Statements of Operations totaled $5.1 million and $5.7 million for the three months ended March 31, 2013 and 2012, respectively.
Grace and ART transact business on a regular basis and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended March 31,
(In millions)	2013	2012
Grace sales of catalysts to ART	$52.9	$50.5
Charges for fixed costs, research and development and selling, general and administrative services to ART	8.4	7.4
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2014. No amounts were outstanding at March 31, 2013, and December 31, 2012.
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

Statements of Operations (In millions)	Three Months Ended March 31,
	2013	2012
Sales	$24.6	$23.4
Income before taxes	0.5	1.8
Net income	0.8	1.6
Noncontrolling interests in net income	0.3	0.4

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Affiliates (Continued)

Balance Sheets (In millions)	March 31, 2013	December 31, 2012
Cash	$8.4	$5.7
Other current assets	38.7	41.6
Total assets	76.8	73.8
Total liabilities	49.4	47.2
Shareholders' equity	27.4	26.6
Noncontrolling interests in shareholders' equity	10.4	9.9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2013, as the "first quarter" and the quarter ended March 31, 2012, as the "prior-year quarter." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 5.9% to $709.9 million.

•	Adjusted EBIT decreased 5.8% to $104.9 million.

•	Grace net income decreased 13.1% to $52.9 million or $0.69 per diluted share. Adjusted EPS was $0.81 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 34.8% on a trailing four quarters basis compared with 34.9% in the prior year.
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

•
Coatings and print media applications, consisting of functional additives that provide matting effects and corrosion protection for industrial and consumer coatings, enable enhanced media and paper quality in ink jet coatings, and act as a functional filler and retention aid in paper;

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

•
Pharmaceutical, life science, and related applications such as silica-based separation media and excipients and pharmaceutical intermediates combined with complementary purification products including chromatography columns and consumables, and CO2 adsorbents used in anesthesiology and mine safety applications; and

•
Packaging materials, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents; coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds; and scavenging technologies designed to reduce off-taste and extend the shelf-life of packaged products.

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

Global scope
We operate our business on a global scale with approximately 72% of our annual 2012 sales and 70% of our first quarter sales outside the United States. We conduct business in over 40 countries and in more than 40 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, and gains and losses on sales of businesses, product lines, and certain other investments. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, gains and losses on sales of businesses, product lines, and certain other investments, and certain discrete tax items. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $0.05 per share.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-

period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our Chapter 11 proceedings, asbestos liabilities, restructuring activities, and divested businesses.
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
Adjusted EBIT has material limitations as an operating performance measure because it excludes Chapter 11- and asbestos-related costs and may exclude income and expenses from restructuring activities and divested businesses, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income measured under U.S. GAAP for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2013	2012	% Change
Net sales:
Catalysts Technologies	$266.5	$312.3	(14.7)%
Materials Technologies	214.9	213.8	0.5%
Construction Products	228.5	228.3	0.1%
Total Grace net sales	$709.9	$754.4	(5.9)%
Net sales by region:
North America	$226.7	$223.6	1.4%
Europe Middle East Africa	254.4	293.1	(13.2)%
Asia Pacific	150.6	162.4	(7.3)%
Latin America	78.2	75.3	3.9%
Total net sales by region	$709.9	$754.4	(5.9)%
Profitability performance measures:
Adjusted EBIT(A)(B):
Catalysts Technologies segment operating income	$77.2	$98.9	(21.9)%
Materials Technologies segment operating income	44.3	36.1	22.7%
Construction Products segment operating income	22.8	20.5	11.2%
Corporate support functions	(16.2)	(19.7)	17.8%
Other corporate costs (including non-asbestos environmental remediation)	(4.6)	(5.7)	19.3%
Defined benefit pension expense(B)	(18.6)	(18.8)	1.1%
Adjusted EBIT	104.9	111.3	(5.8)%
Costs related to Chapter 11	(3.8)	(4.0)	5.0%
Asbestos-related costs	(2.1)	(1.2)	(75.0)%
Restructuring expenses and related asset impairments	(0.8)	(3.0)	73.3%
Certain costs related to divested businesses	—	(0.2)	100.0%
Interest expense and related financing costs	(10.5)	(11.3)	7.1%
Currency transaction loss on cash in Venezuela	(6.9)	—	NM
Interest income of non-Debtor subsidiaries	0.2	0.1	100.0%
Provision for income taxes	(28.1)	(30.8)	8.8%
Net income attributable to W. R. Grace & Co. shareholders	$52.9	$60.9	(13.1)%
Diluted EPS (GAAP)	$0.69	$0.80	(13.8)%
Adjusted EPS (non-GAAP)	$0.81	$0.88	(8.0)%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2013	2012	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	40.3%	42.0%	(1.7) pts
Materials Technologies	35.1%	31.8%	3.3 pts
Construction Products	35.5%	34.2%	1.3 pts
Total Grace	37.2%	36.7%	0.5 pts
Operating margin:
Catalysts Technologies	29.0%	31.7%	(2.7) pts
Materials Technologies	20.6%	16.9%	3.7 pts
Construction Products	10.0%	9.0%	1.0 pts
Total Grace	14.8%	14.8%	0.0 pts
Adjusted EBITDA:
Adjusted EBIT:
Catalysts Technologies	$77.2	$98.9	(21.9)%
Materials Technologies	44.3	36.1	22.7%
Construction Products	22.8	20.5	11.2%
Corporate	(39.4)	(44.2)	10.9%
Total Grace	104.9	111.3	(5.8)%
Depreciation and amortization:
Catalysts Technologies	$13.5	$13.6	(0.7)%
Materials Technologies	8.0	7.4	8.1%
Construction Products	8.2	7.5	9.3%
Corporate	1.4	0.9	55.6%
Total Grace	31.1	29.4	5.8%
Adjusted EBITDA:
Catalysts Technologies	$90.7	$112.5	(19.4)%
Materials Technologies	52.3	43.5	20.2%
Construction Products	31.0	28.0	10.7%
Corporate	(38.0)	(43.3)	12.2%
Total Grace	136.0	140.7	(3.3)%
Adjusted EBITDA margin:
Catalysts Technologies	34.0%	36.0%	(2.0) pts
Materials Technologies	24.3%	20.3%	4.0 pts
Construction Products	13.6%	12.3%	1.3 pts
Total Grace	19.2%	18.7%	0.5 pts

Analysis of Operations (In millions)	Four Quarters Ended March 31,
	2012	2011
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$511.0	$494.2
Invested Capital:
Trade accounts receivable	443.4	471.7
Inventories	317.8	358.5
Accounts payable	(286.2)	(263.6)
	475.0	566.6
Other current assets (excluding income taxes)	77.9	71.8
Properties and equipment, net	762.5	726.8
Goodwill	194.3	150.4
Investment in unconsolidated affiliate	90.5	76.4
Other assets	108.8	99.6
Other current liabilities (excluding income taxes, Chapter 11, and restructuring)	(186.4)	(218.5)
Other liabilities (including non-asbestos environmental remediation)	(55.9)	(57.5)
Total invested capital	$1,466.7	$1,415.6
Adjusted EBIT Return On Invested Capital	34.8%	34.9%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months ended March 31, 2013 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2012
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(0.4)%	(14.1)%	(0.2)%	(14.7)%
Materials Technologies	(0.1)%	1.8%	(1.2)%	0.5%
Construction Products	0.5%	1.2%	(1.6)%	0.1%
Net sales	—%	(5.0)%	(0.9)%	(5.9)%
By Region:
North America	7.0%	(5.6)%	—%	1.4%
Europe Middle East Africa	(9.8)%	(3.6)%	0.2%	(13.2)%
Asia Pacific	3.8%	(9.7)%	(1.4)%	(7.3)%
Latin America	9.4%	1.3%	(6.8)%	3.9%
Sales for the first quarter decreased 5.9% overall compared with the prior-year quarter. The sales decrease was due to lower pricing (-5.0%), primarily related to lower rare earth surcharges, and unfavorable currency translation (-0.9%), while sales volumes were unchanged. Sales in emerging regions grew 4.4% and represented 36.9% of our total sales.
Gross margin was 37.2% for the first quarter compared with 36.7% for the prior-year quarter. The increase in gross margin was primarily due to lower manufacturing costs and productivity gains.
Adjusted EBIT
Three Months Ended March 31,
($ in millions)
Adjusted EBIT was $104.9 million for the first quarter, a decrease of 5.8% compared with the prior-year quarter. The decrease was primarily due to lower segment operating income from Catalysts Technologies, partially offset by higher segment operating income from Materials Technologies and Construction Products and lower corporate costs.

Grace Net Income
Three Months Ended March 31,
($ in millions)
Grace net income was $52.9 million for the first quarter, a decrease of 13.1% compared with $60.9 million for the prior-year quarter. The decrease was primarily due to lower segment operating income and a currency transaction loss of $8.5 million in Venezuela.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2013				2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.69				$0.80
Costs related to Chapter 11	$3.8	$0.8	$3.0	0.04	$4.0	$0.9	$3.1	0.04
Asbestos-related costs	2.1	0.7	1.4	0.02	1.2	0.4	0.8	0.01
Restructuring expenses and related asset impairments	0.8	0.2	0.6	0.01	3.0	1.0	2.0	0.03
Currency transaction loss on cash in Venezuela	6.9	2.6	4.3	0.05	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(0.1)	0.1	—		(0.2)	0.2	—
Adjusted EPS (non-GAAP)				$0.81				$0.88

Adjusted EBIT Return On Invested Capital
Trailing Four Quarters

Adjusted EBIT Return On Invested Capital for the first quarter was 34.8% on a trailing four quarters basis, a decrease from 34.9% on the same basis for the prior-year quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.
Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Catalysts Technologies
Three Months Ended March 31,
($ in millions)
Sales were $266.5 million for the first quarter, a decrease of 14.7% compared with the prior-year quarter. The decrease was due to lower pricing (-14.1%), lower sales volumes (-0.4%) and unfavorable currency translation (-0.2%). Declines in rare earth prices resulted in lower rare earth surcharges compared with the prior-year quarter. In the first quarter we announced that we were discontinuing the surcharge mechanism and implementing base price increases, as contracts allow. These price increases support continued investments in product technologies, technical services, and manufacturing capacity. Sales volumes decreased as customers experienced operational issues at refineries and orders were delayed. Sales of polypropylene catalysts continued to grow, increasing double digits compared with the prior-year quarter.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Three Months Ended March 31,
($ in millions)
Gross profit was $107.3 million for the first quarter, a decrease of 18.2% compared with the prior-year quarter. Segment gross margin was 40.3% compared with 42.0% for the prior-year quarter. The decrease in gross margin was primarily due to lower sales, including lower average selling prices due to the decrease in rare earth market prices, and the effect of lower rare earth unit costs and volumes on capitalized inventory values, partially offset by lower manufacturing costs and improved manufacturing productivity.

Segment operating income was $77.2 million for the first quarter, a decrease of 21.9% compared with the prior-year quarter. Segment operating margin for the first quarter decreased to 29.0%, a decline of 270 basis points compared with the prior-year quarter, primarily due to lower gross margin, partially offset by lower operating expenses.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Three Months Ended March 31,
($ in millions)
Sales were $214.9 million for the first quarter, an increase of 0.5% compared with the prior-year quarter. The increase was due to improved pricing (+1.8%), partially offset by unfavorable currency translation (-1.2%) and lower sales volumes (-0.1%). Sales volumes decreased primarily due to the impact of the continued economic weakness in Europe, offset by strong demand for engineered materials and packaging technologies in developing Asia, particularly China. Sales in emerging regions increased 8.3% in the quarter to 41.3% of segment sales.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Three Months Ended March 31,
($ in millions)
Gross profit was $75.4 million for the first quarter, an increase of 11.0% compared with the prior-year quarter. Segment gross margin was 35.1% compared with 31.8% for the prior-year quarter. The increase in gross margin was primarily due to operational efficiencies and improved pricing, which more than offset increased raw material costs. For operational reasons, we built inventory for certain products in the first quarter, which we expect to be sold in the second quarter. As a result, we expect second quarter gross margins will be lower than our first quarter gross margins.
Segment operating income was $44.3 million for the first quarter, an increase of 22.7% compared with the prior-year quarter. Segment operating margin for the first quarter increased to 20.6%, an improvement of 370 basis points compared with the prior-year quarter. The increase was primarily due to improved gross margin.

Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the first quarter compared with the prior-year quarter.
Net Sales—Grace Construction Products
Three Months Ended March 31,
($ in millions)
Sales were $228.5 million for the first quarter, an increase of 0.1% compared with the prior-year quarter. The increase was due to improved pricing (+1.2%) and higher sales volumes (+0.5%), partially offset by unfavorable currency translation (-1.6%). Sales in emerging regions, which represented 36.5% of sales for the first quarter, increased 12.5% due to strong sales in emerging Asia, Latin America, and the Middle East. Sales in North America declined 2.4% compared with the prior-year quarter primarily due to lower demand driven by weather for residential reroofing products, partially offset by increased pricing and higher demand for specialty construction chemicals. Sales in Western Europe declined 14.2% compared with the prior-year quarter, due to the continuing weak construction environment and our decision to exit low-margin businesses in the region. Our 2012 third quarter acquisition of Rheoset contributed $7.0 million to sales.
Segment Operating Income (SOI) and Margin—Grace Construction Products
Three Months Ended March 31,
($ in millions)
Gross profit was $81.1 million for the first quarter, an increase of 4.0% compared with the prior-year quarter. Segment gross margin was 35.5% compared with 34.2% for the prior-year quarter. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $22.8 million for the first quarter, an increase of 11.2% compared with the prior-year quarter. Segment operating margin for the first quarter increased to 10.0%, an improvement of 100 basis points compared with the prior-year quarter. The increase was primarily due to improved gross margin and lower operating expenses.

Corporate Overview
Three Months Ended March 31,
($ in millions)
Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs for the first quarter decreased 18.1% compared with the prior-year quarter primarily due to lower operating expenses and the impact of restructuring initiatives announced in the 2012 first quarter.
Defined Benefit Pension Expense
Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Catalysts Technologies, Materials Technologies, Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.
Defined benefit pension expense for the first quarter was $18.6 million compared with $18.8 million for the prior-year quarter.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

	Three Months Ended March 31,
(In millions)	2013	2012
Costs related to Chapter 11:
Chapter 11 expenses, net of interest income	$4.8	$4.5
D&O insurance costs related to Chapter 11	0.1	0.1
Translation effects—intercompany loans (A)	7.4	(9.6)
Value of currency forward contracts—intercompany loans (A)	(7.7)	8.1
Certain other currency translation costs, net (A)	(0.8)	0.9
Costs related to Chapter 11	$3.8	$4.0
_______________________________________________________________________________

(A)
Due to the bankruptcy, we have had significant intercompany loans between our non-U.S. subsidiaries and our U.S. debtor subsidiaries that are not related to our operating activities. In addition, we have accumulated significant cash during our bankruptcy. We expect that the intercompany loans will be paid when we emerge from bankruptcy, and we expect to use the excess cash balances to fund a significant portion of our emergence from bankruptcy. Accordingly, income and expense items related to the intercompany loans and the cash balances are categorized as costs related to Chapter 11.

The decrease in costs related to Chapter 11 in the first quarter compared with the prior-year quarter was primarily due to lower currency translation costs, primarily on intercompany loans and cash balances.
We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.

Interest Expense
Interest expense was $10.5 million for the first quarter, a decrease of 7.1% compared with the prior-year quarter. The decrease was due to the reduction of interest accruals associated with certain liabilities subject to compromise.
The average effective interest rate on pre-petition obligations was 3.5% for both the first quarter and prior-year quarter. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization becomes effective.
Income Taxes
The income tax provision at the U.S. Federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $28.5 million and $32.2 million, respectively. The primary differences in each quarter between these amounts and the recorded provision for income taxes of $28.1 million and $30.8 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments.
We generally have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. We generally pay income taxes in foreign jurisdictions in cash. Income taxes paid in cash, net of refunds, were $11.6 million for the first quarter, or approximately 14% of income before income taxes.
See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2013. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.
Funding Emergence from Chapter 11
We filed a joint plan of reorganization with the Bankruptcy Court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. If we had emerged from bankruptcy on March 31, 2013, we would have required approximately $300 million of new financing to consummate the Joint Plan. In addition, we intend to seek a revolving credit facility in connection with our exit financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.
Cash Resources and Available Credit Facilities
At March 31, 2013, we had available liquidity of $1,387.1 million, consisting of $1,319.8 million in cash and cash equivalents ($1,072.5 million in the U.S.), and $67.3 million of available liquidity under various non-U.S. credit facilities.
We maintain a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At March 31, 2013, we held $93.7 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. The credit facility in Germany is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables.

The following table summarizes our non-U.S. credit facilities as of March 31, 2013:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$63.9	$10.6	12/31/2013
Other countries	32.6	8.1	Various through 2015
Other countries—cash collateralized(A)	96.0	48.6	Various through 2014
Total	$192.5	$67.3
_______________________________________________________________________________

(A)	Cash collateral related to these facilities is included in restricted cash in the Consolidated Balance Sheets.
We believe that these funds and credit facilities are sufficient to finance our operations and support our business strategy. We intend to renew our non-U.S. facilities as they expire.
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2013	2012
Net cash provided by (used for) operating activities	$50.1	$(19.4)
Net cash used for investing activities	(42.3)	(40.3)
Net cash (used for) provided by financing activities	(10.6)	14.6
Effect of currency exchange rate changes on cash and cash equivalents	(14.3)	5.0
Decrease in cash and cash equivalents	(17.1)	(40.1)
Cash and cash equivalents, beginning of period	1,336.9	1,048.3
Cash and cash equivalents, end of period	$1,319.8	$1,008.2
Net cash provided by operating activities in the first quarter was $50.1 million, compared with $19.4 million used for operating activities in the prior-year quarter. The change was primarily due to lower pension contributions and improved working capital.
Net cash used for financing activities in the first quarter was $10.6 million, compared with $14.6 million provided by financing activities in the prior-year quarter. The change was primarily due to the repayment of debt and lower proceeds from the exercise of stock options.
Included in net cash provided by operating activities are accelerated defined benefit pension plan contributions of $50.0 million and $83.4 million, Chapter 11 expenses paid of $3.2 million and $3.2 million, and expenditures for asbestos-related environmental remediation of $1.4 million and $2.6 million in the first quarter and prior-year quarter, respectively. These cash flows totaled $54.6 million and $89.2 million in the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2013, was $1,060.3 million, including $454.6 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.5 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2013. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.
See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans
See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the first quarter were $3.3 million compared with $3.4 million for the prior-year quarter.
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
The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
(In millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Projected benefit obligation	$220.8	$235.4	$1,324.6	$1,355.8	$353.7	$363.4
Fair value of plan assets	257.3	269.2	1,229.4	1,176.1	—	—
Funded status (PBO basis)	$36.5	$33.8	$(95.2)	$(179.7)	$(353.7)	$(363.4)
_______________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $36.5 million as of March 31, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $95.2 million as of March 31, 2013. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $353.7 million at March 31, 2013, is unfunded. The combined balance of the underfunded and unfunded plans was $448.9 million as of March 31, 2013, and is presented as a liability on the Consolidated Balance Sheets as follows: $13.8 million in "other current liabilities"; $309.1 million included in "underfunded and unfunded defined benefit pension plans"; and $126.0 million in "liabilities subject to compromise."
On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.
Assets available to fund the PBO of the U.S. advance-funded plans at March 31, 2013, were approximately $1,185 million, an increase of approximately $53 million from December 31, 2012, as a result of cash contributions and returns on plan assets.

The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2013	2012
U.S. advance-funded plans	$50.0	$109.3
U.S. pay-as-you-go plans	1.4	1.4
Non-U.S. advance-funded plans	0.3	0.9
Non-U.S. pay-as-you-go plans	2.2	2.1
Total Cash Contributions	$53.9	$113.7
We made an accelerated contribution to our U.S. advance-funded plans of approximately $50 million in the first quarter.
Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.5 million to these plans during the first quarter compared with $3.0 million in the prior-year quarter.
Postretirement Benefits Other Than Pensions
We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the first quarter was $1.2 million, compared with $1.6 million for the prior-year quarter. We received Medicare subsidy payments of $0.3 million during the first quarter and the prior-year quarter. Our recorded liability for postretirement benefits of $63.7 million at March 31, 2013, is stated at net present value discounted at 3.50%. Under our proposed Joint Plan, these benefits would continue.
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
As of March 31, 2013, our bolivar-denominated net monetary asset position was $19.0 million, and Bolivar-denominated sales were approximately 1% of total 2012 and first quarter sales.
On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to the U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, we incurred a charge to net income of $8.5 million in the first quarter. Of this amount, $1.6 million is included in Adjusted EBIT.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates.

Goodwill
Our GCP Europe reporting unit continues to operate in a challenging environment. While the fair value of this reporting unit exceeded the carrying value at its last testing date and management does not believe that impairment is probable, the business must continue to improve its performance in future periods, consistent with our expectations, to sustain the goodwill carrying value.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: developments affecting our bankruptcy, proposed plan of reorganization and settlements with certain creditors, the cost and availability of raw materials (including rare earths) and energy, developments affecting our unfunded pension obligations, risks related to foreign operations, especially in the emerging regions, acquisitions and divestitures of assets and gains and losses from dispositions or impairments, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2012, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2013, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Notes 2, 3 and 10 to the interim Consolidated Financial Statements in Part 1 of this Report are incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
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

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
10.1	Form of Annual Incentive Compensation Program Award Letter	Filed herewith
10.2	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to Form 8-K (filed 5/1/13) SEC File No.: 001-13953*
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 5/3/2013	By:	/s/ ALFRED E. FESTA
Alfred E. Festa (Chairman and Chief Executive Officer)

Date: 5/3/2013	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 5/3/2013	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10.1	Form of Annual Incentive Compensation Program Award Letter	Filed herewith
10.2	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to Form 8-K (filed 5/1/13) SEC File No.: 001-13953*
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith