Form 10-Q
period 2013-06-30
W R GRACE & CO
filed 2013-08-02
CIK 1045309

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.01 par value per share	76,640,977 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W.R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the consolidated statements of cash flows and equity for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, equity (deficit), and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
August 2, 2013

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net sales	$802.8	$826.7	$1,512.7	$1,581.1
Cost of goods sold	499.5	522.6	945.6	999.9
Gross profit	303.3	304.1	567.1	581.2
Selling, general and administrative expenses	137.6	133.8	266.5	270.4
Restructuring expenses and related asset impairments	4.3	2.3	5.1	5.3
Research and development expenses	16.6	16.0	33.5	32.5
Defined benefit pension expense	18.1	16.8	36.7	35.6
Interest expense and related financing costs	10.9	11.3	21.4	22.6
Provision for environmental remediation	1.3	0.6	2.3	1.2
Chapter 11 expenses, net of interest income	3.3	3.7	8.1	8.2
Libby medical program settlement	—	19.5	—	19.5
Equity in earnings of unconsolidated affiliate	(9.2)	(3.2)	(14.3)	(8.9)
Other (income) expense, net	(1.7)	(2.2)	4.4	(2.8)
Total costs and expenses	181.2	198.6	363.7	383.6
Income before income taxes	122.1	105.5	203.4	197.6
Provision for income taxes	(38.8)	(35.8)	(66.9)	(66.6)
Net income	83.3	69.7	136.5	131.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.8)	(0.8)
Net income attributable to W. R. Grace & Co. shareholders	$82.8	$69.3	$135.7	$130.2
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.09	$0.93	$1.79	$1.75
Weighted average number of basic shares	76.3	74.7	76.0	74.5
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.07	$0.90	$1.75	$1.70
Weighted average number of diluted shares	77.6	76.6	77.4	76.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net income	$83.3	$69.7	$136.5	$131.0
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	33.3	(37.4)	69.5	(27.3)
Currency translation adjustments	(16.8)	(15.6)	(23.3)	(9.4)
Gain (loss) from hedging activities, net of income taxes	(0.8)	1.6	(0.4)	1.5
Total other comprehensive income (loss) attributable to noncontrolling interests	(0.4)	0.2	(0.2)	0.3
Total other comprehensive income (loss)	15.3	(51.2)	45.6	(34.9)
Comprehensive income	98.6	18.5	182.1	96.1
Less: comprehensive income attributable to noncontrolling interests	(0.1)	(0.6)	(0.6)	(1.1)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$98.5	$17.9	$181.5	$95.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
OPERATING ACTIVITIES
Net income	$136.5	$131.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	61.8	59.2
Equity in earnings of unconsolidated affiliate	(14.3)	(8.9)
Dividend received from unconsolidated affiliate	2.8	6.3
Chapter 11 expenses, net of interest income	8.1	8.2
Chapter 11 expenses paid	(7.1)	(6.5)
Libby medical program settlement	—	19.5
Provision for income taxes	66.9	66.6
Income taxes paid, net of refunds	(26.9)	(30.4)
Interest accrued on pre-petition liabilities subject to compromise	18.4	19.7
Restructuring expenses and related asset impairments	5.1	5.3
Payments for restructuring expenses	(2.3)	(4.9)
Defined benefit pension expense	36.7	35.6
Payments under defined benefit pension arrangements	(58.0)	(118.2)
Provision for environmental remediation	2.3	1.2
Expenditures for environmental remediation	(6.3)	(6.6)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(3.3)	(42.6)
Inventories	(39.5)	6.5
Accounts payable	37.1	11.3
All other items, net	(47.7)	(32.6)
Net cash provided by operating activities	170.3	119.7
INVESTING ACTIVITIES
Capital expenditures	(73.7)	(66.4)
Businesses acquired, net of cash acquired	(15.8)	—
Transfer to short-term investments	(500.0)	—
Transfer from (to) restricted cash and cash equivalents	29.1	(3.7)
Other investing activities	2.3	0.2
Net cash used for investing activities	(558.1)	(69.9)
FINANCING ACTIVITIES
Net repayments under credit arrangements	(17.0)	(1.0)
Proceeds from exercise of stock options	25.2	17.8
Other financing activities	1.8	3.8
Net cash provided by financing activities	10.0	20.6
Effect of currency exchange rate changes on cash and cash equivalents	(16.7)	(7.3)
(Decrease) increase in cash and cash equivalents	(394.5)	63.1
Cash and cash equivalents, beginning of period	1,336.9	1,048.3
Cash and cash equivalents, end of period	$942.4	$1,111.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$942.4	$1,336.9
Short-term investments	500.0	—
Restricted cash and cash equivalents	168.5	197.6
Trade accounts receivable, less allowance of $5.2 (2012—$5.2)	470.4	474.8
Accounts receivable—unconsolidated affiliate	11.1	15.6
Inventories	313.4	278.6
Deferred income taxes	52.6	58.3
Other current assets	91.4	78.4
Total Current Assets	2,549.8	2,440.2
Properties and equipment, net of accumulated depreciation and amortization of $1,807.2 (2012—$1,785.1)	772.6	770.5
Goodwill	201.2	196.7
Patents, licenses and other intangible assets, net	78.9	82.7
Deferred income taxes	900.9	956.3
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	28.3	33.8
Investment in unconsolidated affiliate	99.5	85.5
Other assets	34.3	24.5
Total Assets	$5,165.5	$5,090.2
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$70.7	$83.4
Debt payable—unconsolidated affiliate	4.5	3.6
Accounts payable	279.3	249.4
Accounts payable—unconsolidated affiliate	3.4	2.6
Other current liabilities	274.5	307.3
Total Current Liabilities	632.4	646.3
Debt payable after one year	9.2	13.4
Debt payable—unconsolidated affiliate	22.8	22.4
Deferred income taxes	24.3	27.1
Underfunded and unfunded defined benefit pension plans	272.7	400.6
Other liabilities	45.0	45.0
Total Liabilities Not Subject to Compromise	1,006.4	1,154.8
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	989.1	973.3
Income tax contingencies	88.5	87.6
Asbestos-related contingencies	2,065.0	2,065.0
Environmental contingencies	137.0	140.5
Postretirement benefits	177.9	188.1
Other liabilities and accrued interest	167.5	162.6
Total Liabilities Subject to Compromise	3,625.0	3,617.1
Total Liabilities	4,631.4	4,771.9
Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 76,577,841 (2012—75,565,409)	0.8	0.8
Paid-in capital	558.3	536.5
Retained earnings	530.9	395.2
Treasury stock, at cost: shares: 412,359 (2012—1,414,351)	(4.9)	(16.8)
Accumulated other comprehensive loss	(561.5)	(607.3)
Total W. R. Grace & Co. Shareholders' Equity	523.6	308.4
Noncontrolling interests	10.5	9.9
Total Equity	534.1	318.3
Total Liabilities and Equity	$5,165.5	$5,090.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5
Net income	—	130.2	—	—	0.8	131.0
Stock plan activity	13.6	—	11.4	—	—	25.0
Other comprehensive income (loss)	—	—	—	(35.2)	0.3	(34.9)
Balance, June 30, 2012	$487.2	$431.3	$(25.4)	$(613.7)	$9.2	$288.6
Balance, December 31, 2012	$537.3	$395.2	$(16.8)	$(607.3)	$9.9	$318.3
Net income	—	135.7	—	—	0.8	136.5
Stock plan activity	21.0	—	11.9	—	—	32.9
Shares issued	0.8	—	—	—	—	0.8
Other comprehensive income (loss)	—	—	—	45.8	(0.2)	45.6
Balance, June 30, 2013	$559.1	$530.9	$(4.9)	$(561.5)	$10.5	$534.1

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
The results of operations for the six-month interim period ended June 30, 2013, are not necessarily indicative of the results of operations for the year ending December 31, 2013.
Reclassifications and Revisions    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Certain prior period amounts have been revised to correct the previous classification. Cash payments associated with capital expenditures of $4.6 million for the period ended June 30, 2012, previously classified as operating activities in the Statements of Cash Flows have been revised to investing activities. In addition, cash payments associated with capital expenditures of $9.6 million for the period ended September 30, 2012, previously classified as operating activities in the Statements of Cash Flows will be revised to investing activities.
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
Short-Term Investments  On April 1, 2013, Grace invested $500.0 million in a series of short-term cash investments with a major financial institution. The investments will be liquidated prior to Grace's emergence from bankruptcy and the proceeds are expected to be used to pay a portion of Grace's liabilities subject to compromise.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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
Eight parties filed notices of appeal with the United States Court of Appeals for the Third Circuit (the "Third Circuit") on or before the July 11, 2012, deadline for appeals, of which five were briefed, argued and submitted to the Third Circuit. The appeals generally relate to demands for interest at rates higher than provided for in the Joint Plan, the validity of the asbestos channeling injunctions, and the classification and treatment of claims under the Joint Plan. On July 24, 2013, the Third Circuit ruled in Grace's favor with respect to one of the five appeals. Grace is awaiting decisions with respect to the other four appeals.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

The timing of the effectiveness of the Joint Plan and Grace's subsequent emergence will depend on favorable rulings by the Third Circuit and the satisfaction or waiver by Grace, Grace's co-proponents under the Joint Plan, and Sealed Air and Fresenius of the remaining conditions to effectiveness set forth in the Joint Plan, including the availability of any required exit financing and the final resolution of all appeals.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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
Approximately 6,940 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of June 30, 2013, approximately 170 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.
The remaining non-asbestos, non-employee-related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

personal injury. As of June 30, 2013, of the approximately 3,300 of these claims filed, approximately 115 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of June 30, 2013, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.
Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008, as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date and, as of June 30, 2013, an additional 1,310 U.S. ZAI PD Claims were filed subsequent to that bar date. Under the Canadian ZAI Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by the December 31, 2009, bar date and as of June 30, 2013, an additional 220 Canadian ZAI PD Claims were filed subsequent to that bar date. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a separate Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the PI Trust created under the Joint Plan.
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
Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2013, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.
Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at June 30, 2013, was $1,447 million, composed of $115 million in

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

cash from Fresenius and $1,332 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.
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
Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2013	December 31, 2012
Asbestos-related contingencies	$2,065.0	$2,065.0
Pre-petition bank debt plus accrued interest	952.3	937.2
Environmental contingencies	137.0	140.5
Unfunded special pension arrangements	129.6	134.3
Income tax contingencies	88.5	87.6
Postretirement benefits other than pension	59.0	63.9
Drawn letters of credit plus accrued interest	36.8	36.1
Accounts payable	31.3	31.3
Retained obligations of divested businesses	28.7	29.0
Other accrued liabilities	107.5	102.3
Reclassification to current liabilities(1)	(10.7)	(10.1)
Total Liabilities Subject to Compromise	$3,625.0	$3,617.1
_______________________________________________________________________________

(1)
As of June 30, 2013, and December 31, 2012, approximately $10.7 million and $10.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in "other current liabilities" in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise
The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2013.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(389.0)
Expense (income) items:
Interest on pre-petition liabilities	568.4
Employee-related accruals	125.3
Provision for asbestos-related contingencies	1,109.8
Provision for environmental contingencies	357.3
Release of income tax contingencies	(79.6)
Balance sheet reclassifications	(36.4)
Balance, end of period	$3,625.0
Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.
For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the six months ended June 30, 2013 and 2012, was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The pre-petition bank debt holders have argued that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements, which they asserted was approximately an additional $185 million as of December 31, 2012, and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the pre-petition bank debt holders). The Bankruptcy Court and the District Court have overruled this assertion and the pre-petition bank debt holders have appealed these rulings to the Third Circuit.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Legal and financial advisory fees	$3.8	$3.9	$8.8	$8.6
Interest income	(0.5)	(0.2)	(0.7)	(0.4)
Chapter 11 expenses, net of interest income	$3.3	$3.7	$8.1	$8.2
Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.
Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Six Months Ended June 30,
(In millions) (Unaudited)	2013	2012
Net sales, including intercompany	$720.3	$774.8
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	437.0	463.2
Selling, general and administrative expenses	120.7	131.8
Defined benefit pension expense	24.0	25.3
Depreciation and amortization	34.6	33.5
Chapter 11 expenses, net of interest income	8.1	8.2
Libby medical program settlement	—	19.5
Research and development expenses	18.8	18.4
Interest expense and related financing costs	18.6	20.4
Restructuring expenses	2.4	2.8
Provision for environmental remediation	2.1	0.9
Other income, net	(36.0)	(38.2)
	630.3	685.8
Income before income taxes and equity in net income of non-filing entities	90.0	89.0
Provision for income taxes	(38.0)	(34.3)
Income before equity in net income of non-filing entities	52.0	54.7
Equity in net income of non-filing entities	83.7	75.5
Net income attributable to W. R. Grace & Co. shareholders	$135.7	$130.2

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Six Months Ended June 30,
(In millions) (Unaudited)	2013	2012
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$135.7	$130.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	34.6	33.5
Equity in net income of non-filing entities	(83.7)	(75.5)
Provision for income taxes	38.0	34.3
Income taxes paid, net of refunds	(3.4)	(1.8)
Libby medical program settlement	—	19.5
Defined benefit pension expense	24.0	25.3
Payments under defined benefit pension arrangements	(52.8)	(112.1)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(10.3)	(16.5)
Inventories	(27.3)	37.2
Accounts payable	16.8	(7.1)
All other items, net	11.9	(23.9)
Net cash provided by operating activities	83.5	43.1
Investing Activities
Capital expenditures	(39.9)	(40.1)
Transfer to short-term investments	(500.0)	—
Transfer from (to) restricted cash and cash equivalents	5.1	(1.6)
Net cash used for investing activities	(534.8)	(41.7)
Financing Activities
Net repayments under credit arrangements	(0.4)	(1.0)
Proceeds from exercise of stock options	25.2	17.8
Net cash provided by financing activities	24.8	16.8
Net (decrease) increase in cash and cash equivalents	(426.5)	18.2
Cash and cash equivalents, beginning of period	1,064.2	788.6
Cash and cash equivalents, end of period	$637.7	$806.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$637.7	$1,064.2
Short-term investments	500.0	—
Restricted cash and cash equivalents	113.2	118.3
Trade accounts receivable, net	142.9	132.6
Accounts receivable—unconsolidated affiliate	10.3	14.1
Receivables from non-filing entities, net	138.6	160.5
Inventories	133.6	106.3
Other current assets	44.6	58.5
Total Current Assets	1,720.9	1,654.5
Properties and equipment, net	440.8	433.5
Deferred income taxes	867.3	935.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	282.7	282.1
Investment in non-filing entities	509.3	449.5
Investment in unconsolidated affiliate	99.5	85.5
Other assets	50.4	47.2
Total Assets	$4,470.9	$4,387.8
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities (including $7.8 due to unconsolidated affiliate) (2012—$6.0)	$222.7	$244.7
Underfunded defined benefit pension plans	42.4	161.0
Other liabilities (including $22.8 due to unconsolidated affiliate) (2012—$22.4)	57.1	56.5
Total Liabilities Not Subject to Compromise	322.2	462.2
Liabilities Subject to Compromise	3,625.0	3,617.1
Total Liabilities	3,947.2	4,079.3
Total W. R. Grace & Co. Shareholders' Equity	523.6	308.4
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1
Total Equity	523.7	308.5
Total Liabilities and Equity	$4,470.9	$4,387.8
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
Approximately 4,400 additional PD claims were filed prior to the March 31, 2003, claims bar date established by the Bankruptcy Court. (The March 31, 2003, claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of June 30, 2013, approximately 430 PD Claims subject to the March 31, 2003, claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.7 million.
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
At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date, and as of June 30, 2013, an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009, would be eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 14,100 Canadian ZAI PD Claims were filed by the December 31, 2009 bar date, and as of June 30, 2013, an additional 220 Canadian ZAI PD claims were filed subsequent to that bar date.
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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

available to the parties prior to the filing of the Chapter 11 Cases as well as any defenses based on the March 31, 2003, claims bar date. Any claims determined to be allowed claims would be paid in cash by the PD Trust. Grace would be obligated to fund the PD Trust every six months in an amount sufficient to enable the PD Trust to pay all such allowed claims and Trust-related expenses.
All allowed U.S. ZAI PD Claims would be paid by the PD Trust from the ZAI PD account and all allowed Canadian ZAI PD Claims would be paid by the Canadian ZAI property damage claims fund. Grace would have no liability or obligation for asbestos-related ZAI PD claims, except for its obligations to fund the PD Trust's ZAI PD account as described in Note 2.
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
As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and June 30, 2013, had such PI Claims not been stayed by the Bankruptcy Court.
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
Asbestos-Related Liability    The recorded asbestos-related liability as of June 30, 2013, and December 31, 2012, was $2,065.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace increased its asbestos-related liability by $365.0 million in the 2012 fourth quarter to reflect an updated estimate of the value of the consideration payable to the PI Trust and the PD Trust (the "Trusts") under the Joint Plan, assuming emergence from bankruptcy at the end of 2013. As discussed in Note 2, Grace reached an agreement in October 2012 to cash settle the warrant to be issued to the PI Trust at emergence.
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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

•
The cash payable by Grace to fund the PI and PD Trusts as discussed in Note 2, which will be recorded at fair value on the effective date of the Joint Plan. Grace estimates the fair value of these payments to be $528 million at emergence.

•
As discussed in Note 2, proceeds with respect to all of Grace's insurance policies that provide coverage for asbestos-related claims would be transferred to the PI Trust under the Joint Plan. The recorded asbestos-related insurance receivable and related liability of $500.0 million at June 30, 2013, is within the reasonable range of possible valuations of these policies at emergence.

Grace periodically evaluates the recorded amount of its asbestos-related liability and may further adjust the liability prior to the effective date of the Joint Plan if it determines that the currently recorded amount no longer represents a reasonable estimate of the value of the consideration payable to the Trusts under the Joint Plan. The recorded amount of the asbestos-related liabilities represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust based on the range of reasonable valuations for the warrant, deferred payment obligations and other consideration payable to the PI Trust and the PD Trust under the Joint Plan as of June 30, 2013, and December 31, 2012.
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
Grace has entered into settlement agreements, which are dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's insurance coverage, which includes the unsettled primary coverage referenced in the preceding paragraph. Under most of these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of $396.1 million in respect of coverage under the affected policies. Under the remaining agreements, the insurers have agreed to reimburse the PI Trust, subject to certain conditions, which will result in a partial reimbursement of the claims actually paid by the PI Trust.

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
4. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2013, and December 31, 2012:

(In millions)	June 30, 2013	December 31, 2012
Raw materials	$72.2	$66.5
In process	58.1	46.1
Finished products	151.8	133.8
Other	31.3	32.2
	$313.4	$278.6
5. Debt
Components of Debt

(In millions)	June 30, 2013	December 31, 2012
Debt payable within one year	$70.7	$83.4
Debt payable after one year	$9.2	$13.4
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	452.3	437.2
Drawn letters of credit	26.5	26.5
Accrued interest on drawn letters of credit	10.3	9.6
	$989.1	$973.3
Weighted average interest rates on total debt	3.5%	3.5%

Notes to Consolidated Financial Statements (Continued)

5. Debt (Continued)

At June 30, 2013, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $70.7 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At June 30, 2013, the carrying value of Grace's bank debt subject to compromise plus interest was $989.1 million. The estimated fair value of the bank debt approximates the carrying value and is estimated using Level 2 inputs; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
See Note 5 for a discussion of the fair value of Grace's debt. At June 30, 2013, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2013, the contract volume, or notional amount, of the commodity contracts was 1.7 million MMBtu (million British thermal units) with a total contract value of $6.7 million.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until June 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2013, the contract volume, or notional amount, of the commodity contracts was 2.4 million pounds with a total contract value of $2.2 million.
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
In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of June 30, 2013, the total notional amount related to the remaining outstanding currency forward contracts was €194.5 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.0	$—	$2.0	$—
Commodity derivatives	—	—	—	—
Total Assets	$2.0	$—	$2.0	$—
Liabilities
Currency derivatives	$1.2	$—	$1.2	$—
Commodity derivatives	0.7	—	0.7	—
Total Liabilities	$1.9	$—	$1.9	$—

	Fair Value Measurements at December 31, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.2	$—	$1.2	$—
Commodity derivatives	0.2	—	0.2	—
Total Assets	$1.4	$—	$1.4	$—
Liabilities
Currency derivatives	$5.1	$—	$5.1	$—
Commodity derivatives	0.4	—	0.4	—
Total Liabilities	$5.5	$—	$5.5	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at June 30, 2013 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.7
Currency contracts	Other current assets	0.8	Other current liabilities	0.4
Currency contracts	Other assets	1.2	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	0.8
Total derivatives		$2.0		$1.9

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2012 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.2	Other current liabilities	$0.4
Currency contracts	Other current assets	1.2	Other current liabilities	0.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	4.9
Total derivatives		$1.4		$5.5

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six months ended June 30, 2013 and 2012:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$1.0	Other income (expense)	$1.0
Currency contracts	—	Cost of goods sold	(0.2)
Commodity contracts	(1.0)	Cost of goods sold	0.5
Total derivatives	$—		$1.3

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(3.6)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.7	Other income (expense)	$0.8
Currency contracts	(0.2)	Cost of goods sold	(0.1)
Commodity contracts	(0.3)	Cost of goods sold	0.2
Total derivatives	$0.2		$0.9

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$4.1

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.2)	Cost of goods sold	$—
Commodity contracts	0.5	Cost of goods sold	(2.2)
Total derivatives	$0.3		$(2.2)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$16.7

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$—	Cost of goods sold	$(0.2)
Commodity contracts	(2.3)	Cost of goods sold	(4.4)
Total derivatives	$(2.3)		$(4.6)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$7.8
Debt and Interest Rate Swap Agreements
Grace was not a party to any debt or interest rate swaps at June 30, 2013, and December 31, 2012.
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
7. Income Taxes
The income tax provision on 2013 forecasted annual income is estimated to be 33.7% as of June 30, 2013, compared with a benefit of 64.6% for the year ended December 31, 2012. The primary differences between these rates and the statutory rate generally relate to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. In addition, the 2012 benefit was primarily due to the $365.0 million charge to increase the asbestos-related liability, the release of the state valuation allowance, and the utilization of domestic production activity incentives.
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

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

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
As a large taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. Based on the status of current examinations in various taxing jurisdictions and applicable judicial decisions applied to Grace's fact pattern, Grace believes it is reasonably possible that in the next 12 months, the amount of the liability for unrecognized tax benefits could increase by as much as $87 million, along with accelerated recognition of a deferred charge of $2.1 million, or decrease by as much as $78 million.
Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions included in the Consolidated Balance Sheets was $9.9 million ($6.9 million net of applicable tax benefits) and $8.3 million ($5.5 million net of applicable tax benefits) as of June 30, 2013, and December 31, 2012, respectively.
8. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2013	December 31, 2012
Overfunded defined benefit pension plans	$28.3	$33.8
Underfunded defined benefit pension plans	(61.2)	(179.7)
Unfunded defined benefit pension plans	(211.5)	(220.9)
Total underfunded and unfunded defined benefit pension plans	(272.7)	(400.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise	(123.8)	(128.5)
Pension liabilities included in other current liabilities	(14.0)	(14.0)
Net funded status	$(382.2)	$(509.3)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $28.3 million as of June 30, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $410.5 million as of June 30, 2013.

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
The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 3.75% as of December 31, 2012, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2013, Grace increased the discount rate for the U.S. qualified pension plans from 3.75% at December 31, 2012, to 4.50% at June 30, 2013, based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2012. Based on review of the yield curve analyses for these plans as of June 30, 2013, Grace changed the discount rate for the United Kingdom from 4.25% at December 31, 2012, to 4.50% at June 30, 2013, and for Germany from 3.50% at December 31, 2012, to 3.75% at June 30, 2013. Grace did not change the discount rate in effect at December 31, 2012, for Canada (4.50%). The funded status as of June 30, 2013, reflects an increase in total assets of approximately $7 million and a decrease in total liabilities of approximately $129 million as compared with December 31, 2012, resulting from the change in discount rates (including the postretirement plan).
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
Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2013			2012
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$6.2	$2.6	$—	$5.2	$2.2	$—
Interest cost	13.0	5.1	0.6	13.8	5.3	0.7
Expected return on plan assets	(17.0)	(3.5)	—	(16.6)	(3.7)	—
Amortization of prior service cost	0.2	—	—	0.2	—	—
Amortization of net deferred actuarial loss	9.4	2.1	0.1	9.2	1.2	0.1
Net periodic benefit cost	$11.8	$6.3	$0.7	$11.8	$5.0	$0.8

	Six Months Ended June 30,
	2013			2012
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12.6	$5.4	$0.1	$10.7	$4.5	$0.1
Interest cost	26.0	10.2	1.1	28.0	10.8	1.3
Expected return on plan assets	(34.0)	(7.0)	—	(31.6)	(7.4)	—
Amortization of prior service cost	0.4	—	—	0.4	—	—
Amortization of net deferred actuarial loss	19.0	4.1	0.2	17.8	2.4	0.3
Net periodic benefit cost	$24.0	$12.7	$1.4	$25.3	$10.3	$1.7
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

wages. Grace's costs related to this benefit plan for the three and six months ended June 30, 2013, were $3.4 million and $6.7 million compared with $3.2 million and $6.6 million for the corresponding prior-year periods.
9. Other Balance Sheet Accounts

(In millions)	June 30, 2013	December 31, 2012
Other Current Liabilities
Accrued compensation	$62.7	$84.5
Income tax payable	57.8	44.8
Customer volume rebates	28.6	32.5
Pension liabilities	14.0	14.0
Accrued Chapter 11 reorganization expenses	7.5	6.6
Accrued commissions	7.4	12.9
Restructuring liability	5.2	3.0
Fair value of currency forward and commodity contracts	1.9	5.5
Deferred tax liability	0.6	0.6
Other accrued liabilities	88.8	102.9
	$274.5	$307.3
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
Estimated Investigation and Remediation Costs
At June 30, 2013, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $137.4 million, compared with $141.5 million at December 31, 2012. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. These amounts do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts. Net cash expenditures charged

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

against previously established reserves for the six months ended June 30, 2013 and 2012, were $6.3 million and $6.6 million, respectively.
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
Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2013, and December 31, 2012, was $59.2 million and $60.8 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At June 30, 2013, and December 31, 2012, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $78.2 million and $80.7 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.
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

10. Commitments and Contingent Liabilities (Continued)

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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2013, Grace had gross financial assurances issued and outstanding of $254.7 million, composed of $108.5 million of surety bonds issued by various insurance companies and $146.2 million of standby letters of credit and other financial assurances issued by various banks; $79.1 million of these financial assurances have been issued under the letter of credit facility.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2013.
11. Restructuring Expenses and Related Asset Impairments
In the second quarter of 2013, Grace incurred cost from restructuring actions as a result of the realignment of the businesses and corporate structure. Grace incurred $4.3 million ($2.8 million in Construction Products and $1.5 million in Corporate) of restructuring expenses and related asset impairments during the second quarter of 2013, compared with $2.3 million during the second quarter of 2012. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2014.

Restructuring Expenses and Related Asset Impairments (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Severance and other employee related costs	$3.6	$2.0	$4.2	$4.9
Asset impairments and other restructuring costs	0.7	0.3	0.9	0.4
Total restructuring expenses and related asset impairments	$4.3	$2.3	$5.1	$5.3

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments (Continued)

Restructuring Liability (In millions)	Total
Balance, December 31, 2012	$3.0
Accruals for severance and other costs	4.6
Payments	(2.3)
Currency translation adjustments and other	(0.1)
Balance, June 30, 2013	$5.2
12. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Translation effects—intercompany loans	$(3.9)	$17.1	$3.5	$7.5
Value of currency forward contracts—intercompany loans	3.5	(16.8)	(4.2)	(8.7)
Currency transaction loss in Venezuela	—	—	8.5	—
Other currency transaction effects	1.6	(0.5)	1.5	0.6
Interest income of non-Debtor subsidiaries	(0.1)	(0.3)	(0.3)	(0.4)
Net (gain) loss on sales of investments and disposals of assets	(1.2)	0.2	(1.1)	0.4
Other miscellaneous income	(1.6)	(1.9)	(3.5)	(2.2)
Total other (income) expense, net	$(1.7)	$(2.2)	$4.4	$(2.8)
13. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$—	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	11.6	(3.9)	7.7
Other changes in funded status	40.2	(14.8)	25.4
Benefit plans, net	52.0	(18.7)	33.3
Currency translation adjustments	(16.8)	—	(16.8)
Loss from hedging activities	(1.3)	0.5	(0.8)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$33.9	$(18.2)	$15.7

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.4	$(0.1)	$0.3
Amortization of net deferred actuarial loss included in net periodic benefit cost	23.3	(7.9)	15.4
Other changes in funded status	83.1	(29.3)	53.8
Benefit plans, net	106.8	(37.3)	69.5
Currency translation adjustments	(23.3)	—	(23.3)
Loss from hedging activities	(0.7)	0.3	(0.4)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$82.8	$(37.0)	$45.8

Three Months Ended June 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$—	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	10.5	(3.6)	6.9
Other changes in funded status	(67.9)	23.4	(44.5)
Benefit plans, net	(57.2)	19.8	(37.4)
Currency translation adjustments	(15.6)	—	(15.6)
Gain from hedging activities	2.5	(0.9)	1.6
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(70.3)	$18.9	$(51.4)

Six Months Ended June 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.4	$(0.1)	$0.3
Amortization of net deferred actuarial loss included in net periodic benefit cost	20.5	(7.0)	13.5
Other changes in funded status	(60.4)	19.3	(41.1)
Benefit plans, net	(39.5)	12.2	(27.3)
Currency translation adjustments	(9.4)	—	(9.4)
Gain from hedging activities	2.3	(0.8)	1.5
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(46.6)	$11.4	$(35.2)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013 and 2012:

Six Months Ended June 30, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(641.8)	$35.6	$(0.3)	$(0.8)	$(607.3)
Other comprehensive income (loss) before reclassifications	53.8	(23.3)	0.3	—	30.8
Amounts reclassified from accumulated other comprehensive loss	15.7	—	(0.7)	—	15.0
Net current-period other comprehensive income (loss)	69.5	(23.3)	(0.4)	—	45.8
Ending balance	$(572.3)	$12.3	$(0.7)	$(0.8)	$(561.5)

Six Months Ended June 30, 2012 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(605.2)	$30.2	$(2.7)	$(0.8)	$(578.5)
Other comprehensive loss before reclassifications	(41.1)	(9.4)	(1.5)	—	(52.0)
Amounts reclassified from accumulated other comprehensive loss	13.8	—	3.0	—	16.8
Net current-period other comprehensive income (loss)	(27.3)	(9.4)	1.5	—	(35.2)
Ending balance	$(632.5)	$20.8	$(1.2)	$(0.8)	$(613.7)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

The following tables present the amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.2)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(11.6)	Defined benefit pension expense
Total before tax	(11.8)
Tax (expense) benefit	3.9
Net of tax	$(7.9)

Gain (loss) from hedging activities
Currency contracts	$1.0	Other income (expense)
Currency contracts	(0.2)	Cost of goods sold
Commodity contracts	0.5	Cost of goods sold
Total before tax	1.3
Tax (expense) benefit	(0.3)
Net of tax	1.0
Total reclassifications for the period, net of tax	$(6.9)

Six Months Ended June 30, 2013 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.4)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(23.3)	Defined benefit pension expense
Total before tax	(23.7)
Tax (expense) benefit	8.0
Net of tax	$(15.7)

Gain (loss) from hedging activities
Currency contracts	$0.8	Other income (expense)
Currency contracts	(0.1)	Cost of goods sold
Commodity contracts	0.2	Cost of goods sold
Total before tax	0.9
Tax (expense) benefit	(0.2)
Net of tax	0.7
Total reclassifications for the period, net of tax	$(15.0)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Three Months Ended June 30, 2012 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.2)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(10.5)	Defined benefit pension expense
Total before tax	(10.7)
Tax (expense) benefit	3.6
Net of tax	$(7.1)

Gain (loss) from hedging activities
Currency contracts	$—	Cost of goods sold
Commodity contracts	(2.2)	Cost of goods sold
Total before tax	(2.2)
Tax (expense) benefit	0.8
Net of tax	(1.4)
Total reclassifications for the period, net of tax	$(8.5)

Six Months Ended June 30, 2012 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.4)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(20.5)	Defined benefit pension expense
Total before tax	(20.9)
Tax (expense) benefit	7.1
Net of tax	$(13.8)

Gain (loss) from hedging activities
Currency contracts	$(0.2)	Cost of goods sold
Commodity contracts	(4.4)	Cost of goods sold
Total before tax	(4.6)
Tax (expense) benefit	1.6
Net of tax	(3.0)
Total reclassifications for the period, net of tax	$(16.8)

Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at June 30, 2013, and December 31, 2012, respectively, represents the accumulation of net deferred actuarial losses of $571.3 million and $640.5 million as well as net prior service costs of $1.0 million and $1.3 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.
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

Notes to Consolidated Financial Statements (Continued)

14. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$82.8	$69.3	$135.7	$130.2
Denominators
Weighted average common shares—basic calculation	76.3	74.7	76.0	74.5
Dilutive effect of employee stock options	1.3	1.9	1.4	2.0
Weighted average common shares—diluted calculation	77.6	76.6	77.4	76.5
Basic earnings per share	$1.09	$0.93	$1.79	$1.75
Diluted earnings per share	$1.07	$0.90	$1.75	$1.70
There were approximately 0.3 million and 0.2 million anti-dilutive options outstanding for the three and six months ended June 30, 2013. There were approximately 0.8 million anti-dilutive options outstanding for the three and six months ended June 30, 2012. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
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

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net Sales
Catalysts Technologies	$290.9	$328.6	$557.4	$640.9
Materials Technologies	228.7	224.3	443.6	438.1
Construction Products	283.2	273.8	511.7	502.1
Total	$802.8	$826.7	$1,512.7	$1,581.1
Adjusted EBIT
Catalysts Technologies segment operating income	$93.8	$100.3	$171.0	$199.2
Materials Technologies segment operating income	44.8	46.4	89.1	82.5
Construction Products segment operating income	45.3	35.5	68.1	56.0
Corporate costs	(23.7)	(21.8)	(44.5)	(47.2)
Defined benefit pension expense	(18.1)	(16.8)	(36.7)	(35.6)
Total	$142.1	$143.6	$247.0	$254.9
Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.
Grace Adjusted EBIT for the three and six months ended June 30, 2013 and 2012, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Grace Adjusted EBIT	$142.1	$143.6	$247.0	$254.9
Costs related to Chapter 11	(3.3)	(3.4)	(7.1)	(7.4)
Asbestos-related costs	(2.1)	(21.8)	(4.2)	(23.0)
Restructuring expenses and related asset impairments	(4.3)	(2.3)	(5.1)	(5.3)
Certain costs related to divested businesses	—	—	—	(0.2)
Interest expense and related financing costs	(10.9)	(11.3)	(21.4)	(22.6)
Currency transaction loss on cash in Venezuela	—	—	(6.9)	—
Interest income of non-Debtor subsidiaries	0.1	0.3	0.3	0.4
Net income attributable to noncontrolling interests	0.5	0.4	0.8	0.8
Income before income taxes	$122.1	$105.5	$203.4	$197.6

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net Sales
United States	$230.0	$238.8	$441.1	$441.1
Canada and Puerto Rico	17.9	23.5	33.5	44.8
Total North America	247.9	262.3	474.6	485.9
Europe Middle East Africa	288.1	309.7	542.5	602.8
Asia Pacific	173.1	167.4	323.7	329.8
Latin America	93.7	87.3	171.9	162.6
Total	$802.8	$826.7	$1,512.7	$1,581.1
16. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $99.5 million and $85.5 million as of June 30, 2013, and December 31, 2012, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the Consolidated Statements of Operations totaled $9.2 million and $14.3 million for the three and six months ended June 30, 2013, compared with $3.2 million and $8.9 million for the three and six months ended June 30, 2012.
Grace and ART transact business on a regular basis and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Grace sales of catalysts to ART	$52.1	$49.2	$105.0	$99.7
Charges for fixed costs, research and development and selling, general and administrative services to ART	7.1	7.7	15.5	15.1
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2014. No amounts were outstanding at June 30, 2013, and December 31, 2012.

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

Statements of Operations (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$29.3	$28.3	$53.9	$51.7
Income before taxes	0.5	2.3	1.0	4.1
Net income	0.4	1.9	1.2	3.5
Noncontrolling interests in net income	0.5	0.4	0.8	0.8

Balance Sheets (In millions)	June 30, 2013	December 31, 2012
Cash	$8.5	$5.7
Other current assets	39.9	41.6
Total assets	81.1	73.8
Total liabilities	55.0	47.2
Shareholders' equity	26.1	26.6
Noncontrolling interests in shareholders' equity	10.5	9.9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2013, as the "second quarter," the quarter ended June 30, 2012, as the "prior-year quarter," the quarter ended March 31, 2013, as the "2013 first quarter," the six months ended June 30, 2013, as the "six months," and the six months ended June 30, 2012, as the "prior-year period." Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales decreased 2.9% to $802.8 million.

•	Adjusted EBIT decreased 1.0% to $142.1 million.

•	Grace net income increased 19.5% to $82.8 million or $1.07 per diluted share. Adjusted EPS was $1.12 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 33.6% on a trailing four quarters basis compared with 36.1% in the prior year.
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

Global scope
We operate our business on a global scale with approximately 72% of our annual 2012 sales and 71% of our six months sales outside the United States. We conduct business in over 40 countries and in more than 40 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, gains and losses on sales of businesses, product lines, and certain other investments, and certain discrete tax items. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $0.06 per share.

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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net sales:
Catalysts Technologies	$290.9	$328.6	(11.5)%	$557.4	$640.9	(13.0)%
Materials Technologies	228.7	224.3	2.0%	443.6	438.1	1.3%
Construction Products	283.2	273.8	3.4%	511.7	502.1	1.9%
Total Grace net sales	$802.8	$826.7	(2.9)%	$1,512.7	$1,581.1	(4.3)%
Net sales by region:
North America	$247.9	$262.3	(5.5)%	$474.6	$485.9	(2.3)%
Europe Middle East Africa	288.1	309.7	(7.0)%	542.5	602.8	(10.0)%
Asia Pacific	173.1	167.4	3.4%	323.7	329.8	(1.8)%
Latin America	93.7	87.3	7.3%	171.9	162.6	5.7%
Total net sales by region	$802.8	$826.7	(2.9)%	$1,512.7	$1,581.1	(4.3)%
Profitability performance measures:
Adjusted EBIT(A)(B):
Catalysts Technologies segment operating income	$93.8	$100.3	(6.5)%	$171.0	$199.2	(14.2)%
Materials Technologies segment operating income	44.8	46.4	(3.4)%	89.1	82.5	8.0%
Construction Products segment operating income	45.3	35.5	27.6%	68.1	56.0	21.6%
Corporate support functions	(17.4)	(15.1)	(15.2)%	(33.6)	(34.8)	3.4%
Other corporate costs (including non-asbestos environmental remediation)	(6.3)	(6.7)	6.0%	(10.9)	(12.4)	12.1%
Defined benefit pension expense(B)	(18.1)	(16.8)	(7.7)%	(36.7)	(35.6)	(3.1)%
Adjusted EBIT	142.1	143.6	(1.0)%	247.0	254.9	(3.1)%
Costs related to Chapter 11	(3.3)	(3.4)	2.9%	(7.1)	(7.4)	4.1%
Asbestos-related costs	(2.1)	(21.8)	90.4%	(4.2)	(23.0)	81.7%
Restructuring expenses and related asset impairments	(4.3)	(2.3)	(87.0)%	(5.1)	(5.3)	3.8%
Certain costs related to divested businesses	—	—	—%	—	(0.2)	100.0%
Interest expense and related financing costs	(10.9)	(11.3)	3.5%	(21.4)	(22.6)	5.3%
Currency transaction loss on cash in Venezuela	—	—	—%	(6.9)	—	NM
Interest income of non-Debtor subsidiaries	0.1	0.3	(66.7)%	0.3	0.4	(25.0)%
Provision for income taxes	(38.8)	(35.8)	(8.4)%	(66.9)	(66.6)	(0.5)%
Net income attributable to W. R. Grace & Co. shareholders	$82.8	$69.3	19.5%	$135.7	$130.2	4.2%
Diluted EPS (GAAP)	$1.07	$0.90	18.9%	$1.75	$1.70	2.9%
Adjusted EPS (non-GAAP)	$1.12	$1.14	(1.8)%	$1.94	$2.02	(4.0)%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	42.0%	40.4%	1.6 pts	41.2%	41.2%	0.0 pts
Materials Technologies	33.7%	33.5%	0.2 pts	34.4%	32.6%	1.8 pts
Construction Products	36.8%	35.1%	1.7 pts	36.2%	34.7%	1.5 pts
Total Grace	37.8%	36.8%	1.0 pts	37.5%	36.8%	0.7 pts
Operating margin:
Catalysts Technologies	32.2%	30.5%	1.7 pts	30.7%	31.1%	(0.4) pts
Materials Technologies	19.6%	20.7%	(1.1) pts	20.1%	18.8%	1.3 pts
Construction Products	16.0%	13.0%	3.0 pts	13.3%	11.2%	2.1 pts
Total Grace	17.7%	17.4%	0.3 pts	16.3%	16.1%	0.2 pts
Adjusted EBITDA:
Adjusted EBIT:
Catalysts Technologies	$93.8	$100.3	(6.5)%	$171.0	$199.2	(14.2)%
Materials Technologies	44.8	46.4	(3.4)%	89.1	82.5	8.0%
Construction Products	45.3	35.5	27.6%	68.1	56.0	21.6%
Corporate	(41.8)	(38.6)	(8.3)%	(81.2)	(82.8)	1.9%
Total Grace	142.1	143.6	(1.0)%	247.0	254.9	(3.1)%
Depreciation and amortization:
Catalysts Technologies	$13.3	$13.6	(2.2)%	$26.8	$27.2	(1.5)%
Materials Technologies	7.8	7.4	5.4%	15.8	14.8	6.8%
Construction Products	8.2	8.1	1.2%	16.4	15.6	5.1%
Corporate	1.4	0.7	100.0%	2.8	1.6	75.0%
Total Grace	30.7	29.8	3.0%	61.8	59.2	4.4%
Adjusted EBITDA:
Catalysts Technologies	$107.1	$113.9	(6.0)%	$197.8	$226.4	(12.6)%
Materials Technologies	52.6	53.8	(2.2)%	104.9	97.3	7.8%
Construction Products	53.5	43.6	22.7%	84.5	71.6	18.0%
Corporate	(40.4)	(37.9)	(6.6)%	(78.4)	(81.2)	3.4%
Total Grace	172.8	173.4	(0.3)%	308.8	314.1	(1.7)%
Adjusted EBITDA margin:
Catalysts Technologies	36.8%	34.7%	2.1 pts	35.5%	35.3%	0.2 pts
Materials Technologies	23.0%	24.0%	(1.0) pts	23.6%	22.2%	1.4 pts
Construction Products	18.9%	15.9%	3.0 pts	16.5%	14.3%	2.2 pts
Total Grace	21.5%	21.0%	0.5 pts	20.4%	19.9%	0.5 pts

Analysis of Operations (In millions)	Four Quarters Ended June 30,
	2013	2012
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$509.5	$505.0
Invested Capital:
Trade accounts receivable	481.5	510.5
Inventories	313.4	317.0
Accounts payable	(282.7)	(259.9)
	512.2	567.6
Other current assets (excluding income taxes)	75.9	78.6
Properties and equipment, net	772.6	720.3
Goodwill	201.2	145.4
Investment in unconsolidated affiliate	99.5	76.8
Other assets	113.2	98.3
Other current liabilities (excluding income taxes, Chapter 11, and restructuring)	(203.4)	(233.7)
Other liabilities (including non-asbestos environmental remediation)	(55.7)	(55.6)
Total invested capital	$1,515.5	$1,397.7
Adjusted EBIT Return On Invested Capital	33.6%	36.1%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months ended June 30, 2013 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2012
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(1.5)%	(9.4)%	(0.6)%	(11.5)%
Materials Technologies	1.8%	2.5%	(2.3)%	2.0%
Construction Products	3.6%	1.8%	(2.0)%	3.4%
Net sales	1.1%	(2.5)%	(1.5)%	(2.9)%
By Region:
North America	(1.7)%	(3.7)%	(0.1)%	(5.5)%
Europe Middle East Africa	(4.1)%	(2.1)%	(0.8)%	(7.0)%
Asia Pacific	8.1%	(2.9)%	(1.8)%	3.4%
Latin America	14.6%	0.5%	(7.8)%	7.3%
Sales for the second quarter decreased 2.9% overall compared with the prior-year quarter. The sales decrease was due to lower pricing (-2.5%), related to lower rare earth surcharges, and unfavorable currency translation (-1.5%), partially offset by higher sales volumes (+1.1%).
Gross margin was 37.8% for the second quarter compared with 36.8% for the prior-year quarter. The increase in gross margin was primarily due to lower manufacturing and raw material costs.

	Six Months ended June 30, 2013 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2012
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(0.9)%	(11.7)%	(0.4)%	(13.0)%
Materials Technologies	1.0%	2.1%	(1.8)%	1.3%
Construction Products	2.2%	1.5%	(1.8)%	1.9%
Net sales	0.6%	(3.7)%	(1.2)%	(4.3)%
By Region:
North America	2.2%	(4.5)%	—%	(2.3)%
Europe Middle East Africa	(6.9)%	(2.8)%	(0.3)%	(10.0)%
Asia Pacific	6.0%	(6.2)%	(1.6)%	(1.8)%
Latin America	12.1%	0.9%	(7.3)%	5.7%
Sales for the six months decreased 4.3% overall compared with the prior-year period. The sales decrease was due to lower pricing (-3.7%), related to lower rare earth surcharges, and unfavorable currency translation (-1.2%), partially offset by higher sales volumes (+0.6%).
Gross margin was 37.5% for the six months compared with 36.8% for the prior-year period. The increase in gross margin was primarily due to lower manufacturing and raw material costs.
Adjusted EBIT

Adjusted EBIT was $142.1 million for the second quarter, a decrease of 1.0% compared with the prior-year quarter. The decrease was primarily due to lower gross profit and higher operating expenses, partially offset by higher earnings from our ART joint venture.
Adjusted EBIT was $247.0 million for the six months, a decrease of 3.1% compared with the prior-year period. The decrease was primarily due to lower gross profit and the impact of currency, partially offset by higher earnings from our ART joint venture.

Grace Net Income

Grace net income was $82.8 million for the second quarter, an increase of 19.5% compared with $69.3 million for the prior-year quarter. The increase was primarily due to the $19.5 million charge in the 2012 second quarter related to the transfer of the Libby medical program to a local Montana trust, partially offset by an increased income tax provision and higher restructuring expenses.
Grace net income was $135.7 million for the six months, an increase of 4.2% compared with $130.2 million for the prior-year period. The increase was primarily due to the $19.5 million charge in the 2012 second quarter related to the transfer of the Libby medical program to a local Montana trust, partially offset by lower segment operating income and a 2013 first quarter currency transaction loss in Venezuela.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2013				2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.07				$0.90
Costs related to Chapter 11	$3.3	$0.9	$2.4	0.03	$3.4	$1.0	$2.4	0.03
Asbestos-related costs	2.1	0.8	1.3	0.02	21.8	7.6	14.2	0.19
Restructuring expenses and related asset impairments	4.3	1.4	2.9	0.04	2.3	0.6	1.7	0.02
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		3.1	(3.1)	(0.04)		(0.1)	0.1	—
Adjusted EPS (non-GAAP)				$1.12				$1.14

	Six Months Ended June 30,
	2013				2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.75				$1.70
Costs related to Chapter 11	$7.1	$1.2	$5.9	0.08	$7.4	$2.0	$5.4	0.07
Asbestos-related costs	4.2	1.4	2.8	0.04	23.0	8.0	15.0	0.20
Restructuring expenses and related asset impairments	5.1	1.6	3.5	0.05	5.3	1.6	3.7	0.05
Currency transaction loss on cash in Venezuela	6.9	2.6	4.3	0.06	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		3.2	(3.2)	(0.04)		(0.3)	0.3	—
Adjusted EPS (non-GAAP)				$1.94				$2.02
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter was 33.6% on a trailing four quarters basis compared with 36.1% on the same basis for the prior-year quarter. The decrease was primarily due to lower earnings in Catalysts Technologies over the last four quarters. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies

Sales were $290.9 million for the second quarter, a decrease of 11.5% compared with the prior-year quarter. The decrease was due to lower pricing (-9.4%), lower sales volumes (-1.5%) and unfavorable currency translation (-0.6%). The decrease in pricing was due to lower rare earth surcharges. The decrease in sales volumes was primarily due to the scheduled conclusion of a multi-year toll manufacturing contract for a polyolefin catalyst customer, partially offset by higher chemical catalyst sales volumes.
Sales were $557.4 million for the six months, a decrease of 13.0% compared with the prior-year period. The decrease was due to lower pricing (-11.7%), lower sales volumes (-0.9%) and unfavorable currency translation (-0.4%). The decrease in pricing was due to lower rare earth surcharges. The decrease in sales volumes was due to the scheduled conclusion of a multi-year toll manufacturing contract for a polyolefin catalyst customer and 2013 first quarter operational issues experienced by some of our refinery customers.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $122.2 million for the second quarter, a decrease of 8.1% compared with the prior-year quarter. Segment gross margin was 42.0% compared with 40.4% for the prior-year quarter. The increase in gross margin was primarily due to lower raw material and manufacturing costs, which more than offset lower pricing and sales volumes.

Segment operating income was $93.8 million for the second quarter, a decrease of 6.5% compared with the prior-year quarter. Segment operating margin for the second quarter increased to 32.2%, an improvement of 170 basis points compared with the prior-year quarter, primarily due to higher earnings from our ART joint venture and higher gross margin, partially offset by higher operating expenses.
Gross profit was $229.5 million for the six months, a decrease of 13.1% compared with the prior-year period. Segment gross margin was 41.2% for both the six months and the prior-year period, as lower raw material and manufacturing costs offset lower pricing and sales volumes.
Segment operating income was $171.0 million for the six months, a decrease of 14.2% compared with the prior-year period. Segment operating margin for the six months decreased to 30.7%, a decline of 40 basis points compared with the prior-year period, primarily due to lower 2013 first quarter gross margin, partially offset by higher earnings from our ART joint venture.
In March 2013, we announced a 10% increase to the base prices of our refining catalysts, as contract terms allow. We undertook this pricing initiative with the objective of increasing the returns in our catalyst business to support continued investments in new product development, technical service and manufacturing capability. During the second quarter, we achieved certain of our objectives for this initiative, but the overall results were below our expectations. We lost about $60 million in annualized sales volumes due to industry response to the pricing initiative, which was greater than we forecast. We plan to recover lost sales volumes and benefit from higher pricing as we introduce new products in the 2013 third quarter and industry dynamics improve over time.
Over the next two quarters we plan to introduce seven new catalyst and additive technologies that target the unique performance requirements of our customers. These include three new products targeted for shale oil feeds, two new products for heavy resid feeds, and two new products for improved propylene production. These are significant new product technologies that customers are demanding and are an important lever for us to recover lost sales volumes.
We plan to permanently close our 35,000 metric ton silica sol refining catalyst manufacturing capacity in the 2013 third quarter. Silica sol catalysts have been in use since the late 1970s and are at the end of their technical and economic lives. Our current silica sol customers, who represent about 1% of total refining catalyst sales, will be transitioned to our alumina-based technology. We expect to record a non-cash charge of $3-$4 million during the 2013 third quarter related to the net book value of our silica sol manufacturing assets.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $228.7 million for the second quarter, an increase of 2.0% compared with the prior-year quarter. The increase was due to improved pricing (+2.5%) and higher sales volumes (+1.8%), partially offset by unfavorable currency translation (-2.3%). Sales in emerging regions increased 4.5% in the second quarter to 42.0% of segment sales due to strong demand in emerging Asia. Sales in advanced economies increased 0.2%

compared with the prior-year quarter, as growth in Europe offset declines in North America. Sales of packaging technologies products, particularly can sealants, were unfavorably impacted by lower demand for canned beverages due to wet weather in North America.
Sales were $443.6 million for the six months, an increase of 1.3% compared with the prior-year period. The increase was due to improved pricing (+2.1%) and higher sales volumes (+1.0%), partially offset by unfavorable currency translation (-1.8%). Sales in emerging regions increased 6.3% in the six months to 41.6% of segment sales due to strong demand in emerging Asia, particularly in China.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $77.0 million for the second quarter, an increase of 2.5% compared with the prior-year quarter. Segment gross margin was 33.7% compared with 33.5% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing and lower raw material costs.
Segment operating income was $44.8 million for the second quarter, a decrease of 3.4% compared with the prior-year quarter. Segment operating margin for the second quarter decreased to 19.6%, a decline of 110 basis points compared with the prior-year quarter. The decrease was primarily due to the timing of certain annual operating expenses and unfavorable currency costs.
Gross profit was $152.4 million for the six months, an increase of 6.6% compared with the prior-year period. Segment gross margin was 34.4% compared with 32.6% for the prior-year period. The increase in gross margin was primarily due to improved pricing and lower manufacturing and raw material costs.
Segment operating income was $89.1 million for the six months, an increase of 8.0% compared with the prior-year period. Segment operating margin for the six months increased to 20.1%, an improvement of 130 basis points compared with the prior-year period. The increase was primarily due to improved gross margin.

Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Construction Products

Sales were $283.2 million for the second quarter, an increase of 3.4% compared with the prior-year quarter. The increase was due to higher sales volumes (+3.6%) and improved pricing (+1.8%), partially offset by unfavorable currency translation (-2.0%). Sales in emerging regions, which represented 35.9% of sales for the second quarter, increased 11.5% due to strong sales in emerging Asia and Latin America. Sales in North America were unchanged compared with the prior-year quarter as a 5% increase in specialty building materials sales offset a 3% decrease in specialty construction chemicals. Unusually wet weather in North America may have slowed construction activity and reduced demand for cement and concrete chemicals during the second quarter. Sales in Western Europe declined 4.1% compared with the prior-year quarter, due to the continuing weak construction environment and our decision to exit low-margin businesses in the region. Acquisitions in the last year in Brazil and Australia contributed $11.6 million to sales.
Sales were $511.7 million for the six months, an increase of 1.9% compared with the prior-year period. The increase was due to higher sales volumes (+2.2%) and improved pricing (+1.5%), partially offset by unfavorable currency translation (-1.8%). Sales in emerging regions, which represented 36.2% of sales for the six months, increased 11.9% due to strong sales in emerging Asia, Latin America, and the Middle East. Sales in North America declined 1.1% compared with the prior-year period primarily due to lower demand for residential reroofing products driven by 2013 first quarter weather. Sales in Western Europe declined 8.9% compared with the prior-year period, due to the continuing weak construction environment and our decision to exit low-margin businesses in the region. Acquisitions in the last year in Brazil and Australia contributed $18.6 million to sales.

Segment Operating Income (SOI) and Margin—Grace Construction Products

Gross profit was $104.1 million for the second quarter, an increase of 8.2% compared with the prior-year quarter. Segment gross margin was 36.8% compared with 35.1% for the prior-year quarter. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $45.3 million for the second quarter, an increase of 27.6% compared with the prior-year quarter. Segment operating margin for the second quarter increased to 16.0%, an improvement of 300 basis points compared with the prior-year quarter. The increase was primarily due to higher gross margin and lower operating expenses.
Gross profit was $185.2 million for the six months, an increase of 6.3% compared with the prior-year period. Segment gross margin was 36.2% compared with 34.7% for the prior-year period. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $68.1 million for the six months, an increase of 21.6% compared with the prior-year period. Segment operating margin for the six months increased to 13.3%, an improvement of 210 basis points compared with the prior-year period. The increase was primarily due to improved gross margin and lower operating expenses.
Corporate Overview

Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs for the second quarter increased $1.9 million compared with the prior-year quarter primarily due to the timing of certain operating expenses in 2012 and 2013.
Corporate costs for the six months decreased 5.7% compared with the prior-year period primarily due to lower operating expenses and the impact of restructuring initiatives announced in the 2012 first quarter.
Defined Benefit Pension Expense
Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Catalysts Technologies, Materials Technologies, Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.
Defined benefit pension expense for the second quarter and six months was $18.1 million and $36.7 million compared with $16.8 million and $35.6 million for the corresponding prior-year periods.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Costs related to Chapter 11:
Chapter 11 expenses, net of interest income	$3.3	$3.7	$8.1	$8.2
D&O insurance costs related to Chapter 11	—	—	0.1	0.1
Translation effects—intercompany loans (A)	(3.9)	17.1	3.5	7.5
Value of currency forward contracts—intercompany loans (A)	3.5	(16.8)	(4.2)	(8.7)
Certain other currency translation costs, net (A)	0.4	(0.6)	(0.4)	0.3
Costs related to Chapter 11	$3.3	$3.4	$7.1	$7.4
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
Interest Expense
Interest expense was $10.9 million for the second quarter, a decrease of 3.5% compared with the prior-year quarter, and $21.4 million for the six months, a decrease of 5.3% compared with the prior-year period.
The average effective interest rate on pre-petition obligations was 3.5% for the second quarter, prior-year quarter, six months, and prior-year period. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization becomes effective.
Income Taxes
The income tax provision at the U.S. Federal corporate rate of 35% for the six months and the prior-year period would have been $71.2 million and $69.2 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $66.9 million and $66.6 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments.
We generally have not had to pay U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. We generally do pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, were $26.9 million for the six months, or approximately 13% of income before income taxes.
See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2013. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.
Funding Emergence from Chapter 11
We filed a joint plan of reorganization with the Bankruptcy Court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended and modified, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. The actual amount and structure of new financing that we will need to fund the Joint Plan will generally depend on the timing of our emergence and the amount of our available cash resources, including net cash from our operating and investing activities, and the final resolution costs for our outstanding claims and contingent liabilities.
Cash Resources and Available Credit Facilities
At June 30, 2013, we had available liquidity of $1,001.9 million, consisting of $942.4 million in cash and cash equivalents ($646.4 million in the U.S.), and $59.5 million of available liquidity under various non-U.S. credit facilities. In addition, during the second quarter we invested $500.0 million in a series of short-term cash investments with a major financial institution.
We maintain a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At June 30, 2013, we held $86.1 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. The credit facility in Germany is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables.
The following table summarizes our non-U.S. credit facilities as of June 30, 2013:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$65.1	$12.1	12/31/2013
Other countries	19.0	12.6	Various through 2015
Other countries—cash collateralized(A)	95.5	34.8	Various through 2014
Total	$179.6	$59.5
_______________________________________________________________________________

(A)	Cash collateral related to these facilities is included in restricted cash in the Consolidated Balance Sheets.

We believe that these funds and credit facilities are sufficient to finance our operations and support our business strategy. We intend to renew our non-U.S. facilities as they expire.
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2013	2012
Net cash provided by operating activities	$170.3	$119.7
Net cash used for investing activities	(558.1)	(69.9)
Net cash provided by financing activities	10.0	20.6
Effect of currency exchange rate changes on cash and cash equivalents	(16.7)	(7.3)
(Decrease) increase in cash and cash equivalents	(394.5)	63.1
Cash and cash equivalents, beginning of period	1,336.9	1,048.3
Cash and cash equivalents, end of period	$942.4	$1,111.4
Net cash provided by operating activities for the six months was $170.3 million, compared with $119.7 million used for operating activities in the prior-year period. The change was primarily due to lower pension contributions and improved working capital performance.
Net cash used for investing activities for the six months was $558.1 million, compared with $69.9 million in the prior-year period. The change was primarily due to short-term cash investments of $500.0 million made with a major financial institution in the second quarter.
Net cash provided by financing activities for the six months was $10.0 million, compared with $20.6 million in the prior-year period. The change was primarily due to the repayment of debt, partially offset by the proceeds from the exercise of stock options.
Included in net cash provided by operating activities are accelerated defined benefit pension plan contributions of $50.0 million and $83.4 million, Chapter 11 expenses paid of $7.1 million and $6.5 million, and expenditures for asbestos-related environmental remediation of $3.3 million and $3.4 million in the six months and prior-year period, respectively. These cash flows totaled $60.4 million and $93.3 million in the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2013, was $1,069.0 million, including $462.6 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.5 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2013. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.
See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the second quarter and six months were $3.4 million and $6.7 million compared with $3.2 million and $6.6 million for the corresponding prior-year periods.
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
The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
(In millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Projected benefit obligation	$219.1	$235.4	$1,246.2	$1,355.8	$349.3	$363.4
Fair value of plan assets	247.4	269.2	1,185.0	1,176.1	—	—
Funded status (PBO basis)	$28.3	$33.8	$(61.2)	$(179.7)	$(349.3)	$(363.4)
_______________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $28.3 million as of June 30, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $61.2 million as of June 30, 2013. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $349.3 million at June 30, 2013, is unfunded. The combined balance of the underfunded and unfunded plans was $410.5 million as of June 30, 2013, and is presented as a liability on the Consolidated Balance Sheets as follows: $14.0 million in "other current liabilities"; $272.7 million included in "underfunded and unfunded defined benefit pension plans"; and $123.8 million in "liabilities subject to compromise."
On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.
Assets available to fund the approximately $1,185 million PBO of the U.S. advance-funded plans at June 30, 2013, were approximately $1,142 million, an increase of approximately $10 million from December 31, 2012, as a result of cash contributions, partially offset by benefit payments and negative returns on plan assets.

The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
U.S. advance-funded plans	$—	$—	$50.0	$109.3
U.S. pay-as-you-go plans	1.4	1.4	2.8	2.8
Non-U.S. advance-funded plans	0.9	1.3	1.2	2.2
Non-U.S. pay-as-you-go plans	1.8	1.8	4.0	3.9
Total Cash Contributions	$4.1	$4.5	$58.0	$118.2
We made an accelerated contribution to our U.S. advance-funded plans of approximately $50 million in the first quarter.
Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $5.2 million to these plans during the six months compared with $6.1 million during the prior-year period.
Pension Accounting Change
We plan to change our method of accounting for deferred actuarial gains and losses relating to our global defined benefit pension plans to a more preferable method under U.S. GAAP. We will adopt this accounting method, referred to as mark-to-market accounting, in the 2013 fourth quarter and will retrospectively apply it to our financial results for all periods to be presented in our annual report on Form 10-K for the year ended December 31, 2013. This change will not affect 2013 third quarter results when initially reported.
We believe that the mark-to-market accounting method is preferable as it better aligns the economics of the defined benefit pension plans with their accounting measures, eliminates delays in recognizing gains and losses within operating results, and improves transparency within our operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.
Postretirement Benefits Other Than Pensions
We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the second quarter and six months was $0.8 million and $2.0 million, compared with $1.0 million and $2.6 million for the corresponding prior-year periods. We received Medicare subsidy payments of $0.3 million during the six months compared with $2.0 million for the prior-year period. Our recorded liability for postretirement benefits of $59.0 million at June 30, 2013, is stated at net present value discounted at 4.25%. Under our proposed Joint Plan, these benefits would continue.
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
As of June 30, 2013, our bolivar-denominated net monetary asset position was $25.8 million, and Bolivar-denominated sales were approximately 1% of sales for the six months.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates.
Goodwill
Our GCP Europe reporting unit continues to operate in a challenging environment. While the fair value of this reporting unit exceeded the carrying value at its most recent testing date and management does not believe that impairment is probable, the business must continue to improve its performance in future periods, consistent with our expectations, to sustain the goodwill carrying value.
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2013, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
10.1	Form of Nonstatutory Stock Option Grant	Filed herewith
10.2	Form of Long-Term Incentive Program PBU Award Letter	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 8/2/2013	By:	/s/ ALFRED E. FESTA
Alfred E. Festa (Chairman and Chief Executive Officer)

Date: 8/2/2013	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 8/2/2013	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10.1	Form of Nonstatutory Stock Option Grant	Filed herewith
10.2	Form of Long-Term Incentive Program PBU Award Letter	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith