Form 10-Q
period 2013-09-30
W R GRACE & CO
filed 2013-11-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.01 par value per share	76,896,708 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of September 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
November 7, 2013

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net sales	$771.3	$776.6	$2,284.0	$2,357.7
Cost of goods sold	486.6	491.8	1,432.2	1,491.7
Gross profit	284.7	284.8	851.8	866.0
Selling, general and administrative expenses	125.2	130.8	391.7	401.2
Restructuring expenses and related asset impairments	3.6	1.1	8.7	6.4
Research and development expenses	15.0	15.4	48.5	47.9
Defined benefit pension expense	18.2	17.6	54.9	53.2
Interest expense and related financing costs	10.7	11.5	32.1	34.1
Provision for environmental remediation	1.7	0.6	4.0	1.8
Chapter 11 expenses, net of interest income	2.9	4.4	11.0	12.6
Libby medical program settlement	—	0.1	—	19.6
Equity in earnings of unconsolidated affiliate	(2.8)	(4.9)	(17.1)	(13.8)
Other (income) expense, net	0.7	(3.2)	5.1	(6.0)
Total costs and expenses	175.2	173.4	538.9	557.0
Income before income taxes	109.5	111.4	312.9	309.0
Provision for income taxes	(39.8)	(35.4)	(106.7)	(102.0)
Net income	69.7	76.0	206.2	207.0
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(1.1)	(1.3)
Net income attributable to W. R. Grace & Co. shareholders	$69.4	$75.5	$205.1	$205.7
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.90	$1.01	$2.69	$2.75
Weighted average number of basic shares	76.7	75.0	76.2	74.7
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.89	$0.99	$2.64	$2.70
Weighted average number of diluted shares	77.9	76.4	77.6	76.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net income	$69.7	$76.0	$206.2	$207.0
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	28.8	(13.0)	98.3	(40.3)
Currency translation adjustments	5.0	14.5	(18.3)	5.1
Gain (loss) from hedging activities, net of income taxes	—	1.5	(0.4)	3.0
Total other comprehensive loss attributable to noncontrolling interests	(0.7)	(0.3)	(0.9)	—
Total other comprehensive income (loss)	33.1	2.7	78.7	(32.2)
Comprehensive income	102.8	78.7	284.9	174.8
Less: comprehensive (income) loss attributable to noncontrolling interests	0.4	(0.2)	(0.2)	(1.3)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$103.2	$78.5	$284.7	$173.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
OPERATING ACTIVITIES
Net income	$206.2	$207.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	91.8	88.9
Equity in earnings of unconsolidated affiliate	(17.1)	(13.8)
Dividend received from unconsolidated affiliate	2.8	6.3
Chapter 11 expenses, net of interest income	11.0	12.6
Chapter 11 expenses paid	(11.2)	(9.9)
Libby medical program settlement	—	19.6
Libby medical program settlement paid	—	(19.6)
Provision for income taxes	106.7	102.0
Income taxes paid, net of refunds	(65.6)	(41.6)
Excess tax benefits from stock-based compensation	33.7	(23.0)
Interest accrued on pre-petition liabilities subject to compromise	28.1	30.0
Restructuring expenses and related asset impairments	8.7	6.4
Payments for restructuring expenses	(3.8)	(7.2)
Defined benefit pension expense	54.9	53.2
Payments under defined benefit pension arrangements	(63.6)	(122.5)
Provision for environmental remediation	4.0	1.8
Expenditures for environmental remediation	(11.2)	(8.1)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	5.2	(3.7)
Inventories	(37.7)	20.6
Accounts payable	6.8	3.6
All other items, net	(7.1)	(10.2)
Net cash provided by operating activities	342.6	292.4
INVESTING ACTIVITIES
Capital expenditures	(117.9)	(103.6)
Businesses acquired, net of cash acquired	(15.8)	(40.5)
Transfer to short-term investments	(500.0)	—
Transfer from (to) restricted cash and cash equivalents	12.4	(24.1)
Proceeds from sale of business	1.8	—
Other investing activities	4.2	0.5
Net cash used for investing activities	(615.3)	(167.7)
FINANCING ACTIVITIES
Net borrowings (repayments) under credit arrangements	(3.0)	24.6
Proceeds from exercise of stock options	30.9	25.7
Excess tax benefits from stock-based compensation	(33.7)	23.0
Other financing activities	6.1	5.1
Net cash provided by financing activities	0.3	78.4
Effect of currency exchange rate changes on cash and cash equivalents	(9.8)	(0.2)
(Decrease) increase in cash and cash equivalents	(282.2)	202.9
Cash and cash equivalents, beginning of period	1,336.9	1,048.3
Cash and cash equivalents, end of period	$1,054.7	$1,251.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,054.7	$1,336.9
Short-term investments	500.0	—
Restricted cash and cash equivalents	185.2	197.6
Trade accounts receivable, less allowance of $5.4 (2012—$5.2)	467.8	474.8
Accounts receivable—unconsolidated affiliate	16.1	15.6
Inventories	314.8	278.6
Deferred income taxes	10.6	58.3
Other current assets	140.4	78.4
Total Current Assets	2,689.6	2,440.2
Properties and equipment, net of accumulated depreciation and amortization of $1,830.2 (2012—$1,785.1)	787.8	770.5
Goodwill	204.0	196.7
Patents, licenses and other intangible assets, net	76.9	82.7
Deferred income taxes	814.6	956.3
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	30.2	33.8
Investment in unconsolidated affiliate	90.8	85.5
Other assets	36.1	24.5
Total Assets	$5,230.0	$5,090.2
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$86.2	$83.4
Debt payable—unconsolidated affiliate	4.5	3.6
Accounts payable	249.5	249.4
Accounts payable—unconsolidated affiliate	10.8	2.6
Other current liabilities	289.3	307.3
Total Current Liabilities	640.3	646.3
Debt payable after one year	7.4	13.4
Debt payable—unconsolidated affiliate	24.1	22.4
Deferred income taxes	23.9	27.1
Underfunded and unfunded defined benefit pension plans	250.8	400.6
Other liabilities	45.2	45.0
Total Liabilities Not Subject to Compromise	991.7	1,154.8
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	997.5	973.3
Income tax contingencies	85.4	87.6
Asbestos-related contingencies	2,065.0	2,065.0
Environmental contingencies	134.0	140.5
Postretirement benefits	174.8	188.1
Other liabilities and accrued interest	169.7	162.6
Total Liabilities Subject to Compromise	3,626.4	3,617.1
Total Liabilities	4,618.1	4,771.9
Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 76,849,629 (2012—75,565,409)	0.8	0.8
Paid-in capital	530.1	536.5
Retained earnings	600.3	395.2
Treasury stock, at cost: shares: 140,571 (2012—1,414,351)	(1.7)	(16.8)
Accumulated other comprehensive loss	(527.7)	(607.3)
Total W. R. Grace & Co. Shareholders' Equity	601.8	308.4
Noncontrolling interests	10.1	9.9
Total Equity	611.9	318.3
Total Liabilities and Equity	$5,230.0	$5,090.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$473.6	$301.1	$(36.8)	$(578.5)	$8.1	$167.5
Net income	—	205.7	—	—	1.3	207.0
Stock based compensation	11.2	—	—	—	—	11.2
Exercise of stock options	9.5	—	16.2	—	—	25.7
Tax benefit related to stock plans	23.0	—	—	—	—	23.0
Other comprehensive loss	—	—	—	(32.2)	—	(32.2)
Balance, September 30, 2012	$517.3	$506.8	$(20.6)	$(610.7)	$9.4	$402.2
Balance, December 31, 2012	$537.3	$395.2	$(16.8)	$(607.3)	$9.9	$318.3
Net income	—	205.1	—	—	1.1	206.2
Stock based compensation	10.7	—	—	—	—	10.7
Exercise of stock options	15.8	—	15.1	—	—	30.9
Tax benefit related to stock plans	(33.7)	—	—	—	—	(33.7)
Shares issued	0.8	—	—	—	—	0.8
Other comprehensive income (loss)	—	—	—	79.6	(0.9)	78.7
Balance, September 30, 2013	$530.9	$600.3	$(1.7)	$(527.7)	$10.1	$611.9

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
The results of operations for the nine-month interim period ended September 30, 2013, are not necessarily indicative of the results of operations for the year ending December 31, 2013.
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
Short-Term Investments  On April 1, 2013, Grace invested $500.0 million in a series of short-term cash investments with a major financial institution. The investments will be liquidated prior to Grace's emergence from bankruptcy.
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
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This update is intended to improve the consistency surrounding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists, requiring the unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new requirements are effective for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years. Grace will adopt these standards for the 2014 first quarter.
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
As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein (as amended to date, the "Joint Plan"). The Creditors' Committee, the PD Committee and the PD FCR are not co-proponents of the Joint Plan. On January 31, 2011, the Bankruptcy Court issued an order confirming the Joint Plan. On January 31, 2012, the United States District Court for the District of Delaware (the "District Court") issued an order affirming the Bankruptcy Court's confirmation order, denying all appeals from the confirmation order and confirming the Joint Plan in its entirety. Appeals have been filed with the Court of Appeals for the Third Circuit (the "Third Circuit") challenging the District Court order confirming the Joint Plan. As of September 30, 2013, the Third Circuit has issued orders denying all but one of those appeals. There could be further appeals of one or more of those orders. Grace is awaiting a decision with respect to the remaining appeal. The resolution of any such appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11. In order for the Joint Plan to become effective, all conditions to the effective date set forth in the Joint Plan must be satisfied or waived.
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
Eight parties filed notices of appeal on or before the July 11, 2012, deadline for appeals, of which five were briefed, argued and submitted to the Third Circuit. The appeals generally relate to demands for interest at rates higher than provided for in the Joint Plan, the validity of the asbestos channeling injunctions, and the classification and treatment of claims under the Joint Plan. In rulings issued in July and September 2103, the Third Circuit Court denied four of the five appeals. There could be further appeals of one or more of those rulings. Grace is awaiting a decision with respect to the remaining appeal.
On June 5, 2012, the Bankruptcy Court approved agreements among Grace, co-proponents of the Joint Plan, BNSF, and the representatives of Libby, Montana, asbestos personal injury claimants to settle certain

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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
The timing of the effectiveness of the Joint Plan and Grace's subsequent emergence will depend on final resolution of all appeals by claimants and the satisfaction or waiver by Grace, Grace's co-proponents under the Joint Plan, and Sealed Air and Fresenius of the remaining conditions to effectiveness set forth in the Joint Plan, including the availability of any required exit financing and the final resolution of all appeals.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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
Approximately 6,940 non-asbestos-related claims were filed by employees or former employees (the "Employee Claims") for benefits arising from Grace's employee benefit plans. As of September 30, 2013,

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

approximately 170 of these claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.
The remaining non-asbestos, non-employee-related claims include claims for amounts due under pre-petition credit facilities, leases and other contracts, environmental remediation, taxes, and non-asbestos-related personal injury. As of September 30, 2013, of the approximately 3,300 of these claims filed, approximately 115 claims remain pending and are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of September 30, 2013, of the approximately 4,335 non-ZAI PD Claims filed, approximately 20 claims remain pending and are to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization.
Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008, as the claims bar date for ZAI PD Claims related to property located in the U.S. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date and, as of September 30, 2013, an additional 1,310 U.S. ZAI PD Claims were filed subsequent to that bar date. Under the Canadian ZAI Settlement, all Canadian ZAI PD Claimants who filed a proof of claim by December 31, 2009, would be entitled to seek compensation from the Canadian ZAI PD Claims Fund. Approximately 14,100 Canadian ZAI PD Claims were filed by the December 31, 2009, bar date and as of September 30, 2013, an additional 220 Canadian ZAI PD Claims were filed subsequent to that bar date. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a separate Canadian fund. No claims bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the PI Trust created under the Joint Plan.
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
Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2013, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.
Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at September 30, 2013, was $1,517 million, composed of $115 million in cash from Fresenius and $1,402 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.
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
Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2013	December 31, 2012
Asbestos-related contingencies	$2,065.0	$2,065.0
Pre-petition bank debt plus accrued interest	960.1	937.2
Environmental contingencies	134.0	140.5
Unfunded special pension arrangements	127.4	134.3
Income tax contingencies	85.4	87.6
Postretirement benefits other than pension	58.4	63.9
Drawn letters of credit plus accrued interest	37.4	36.1
Accounts payable	31.3	31.3
Retained obligations of divested businesses	29.6	29.0
Other accrued liabilities	108.8	102.3
Reclassification to current liabilities(1)	(11.0)	(10.1)
Total Liabilities Subject to Compromise	$3,626.4	$3,617.1
_______________________________________________________________________________

(1)
As of September 30, 2013, and December 31, 2012, approximately $11.0 million and $10.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in "other current liabilities" in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise
The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2013.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(395.4)
Expense (income) items:
Interest on pre-petition liabilities	578.0
Employee-related accruals	125.2
Provision for asbestos-related contingencies	1,109.8
Provision for environmental contingencies	359.0
Release of income tax contingencies	(82.7)
Balance sheet reclassifications	(36.7)
Balance, end of period	$3,626.4
Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.
For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the nine months ended September 30, 2013 and 2012, was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The pre-petition bank debt holders have argued that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements, which they asserted was approximately an additional $185 million as of December 31, 2012, and growing (Grace believes that if default interest was ultimately determined to be payable, the additional amount of accrued interest would be substantially less than that asserted by the pre-petition bank debt holders). The Bankruptcy Court and the District Court have overruled this assertion and the pre-petition bank debt holders have appealed these rulings to the Third Circuit.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Legal and financial advisory fees	$3.6	$4.6	$12.4	$13.2
Interest income	(0.7)	(0.2)	(1.4)	(0.6)
Chapter 11 expenses, net of interest income	$2.9	$4.4	$11.0	$12.6
Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.
Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Nine Months Ended September 30,
(In millions) (Unaudited)	2013	2012
Net sales, including intercompany	$1,077.1	$1,153.8
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	659.0	685.2
Selling, general and administrative expenses	175.5	192.8
Defined benefit pension expense	35.9	38.0
Depreciation and amortization	51.4	50.4
Chapter 11 expenses, net of interest income	11.0	12.6
Libby medical program settlement	—	19.6
Research and development expenses	27.8	26.8
Interest expense and related financing costs	28.1	30.8
Restructuring expenses	4.8	2.5
Provision for environmental remediation	3.8	1.1
Other income, net	(52.2)	(63.2)
	945.1	996.6
Income before income taxes and equity in net income of non-filing entities	132.0	157.2
Provision for income taxes	(52.9)	(60.4)
Income before equity in net income of non-filing entities	79.1	96.8
Equity in net income of non-filing entities	126.0	108.9
Net income attributable to W. R. Grace & Co. shareholders	$205.1	$205.7

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Nine Months Ended September 30,
(In millions) (Unaudited)	2013	2012
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$205.1	$205.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	51.4	50.4
Equity in net income of non-filing entities	(126.0)	(108.9)
Provision for income taxes	52.9	60.4
Income taxes paid, net of refunds	(3.6)	(2.9)
Libby medical program settlement	—	19.6
Libby medical program settlement paid	—	(19.6)
Excess tax benefits from stock-based compensation	33.7	(23.0)
Interest accrued on pre-petition liabilities subject to compromise	28.1	30.0
Defined benefit pension expense	35.9	38.0
Payments under defined benefit pension arrangements	(54.2)	(113.5)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(7.5)	(7.6)
Inventories	(31.8)	45.0
Accounts payable	7.5	(7.2)
All other items, net	14.8	(22.3)
Net cash provided by operating activities	206.3	144.1
Investing Activities
Capital expenditures	(68.6)	(63.4)
Transfer to short-term investments	(500.0)	—
Transfer from (to) restricted cash and cash equivalents	(11.2)	(13.2)
Net cash used for investing activities	(579.8)	(76.6)
Financing Activities
Net repayments under credit arrangements	(0.3)	(0.4)
Proceeds from exercise of stock options	31.7	25.7
Excess tax benefits from stock-based compensation	(33.7)	23.0
Net cash (used for) provided by financing activities	(2.3)	48.3
Net (decrease) increase in cash and cash equivalents	(375.8)	115.8
Cash and cash equivalents, beginning of period	1,064.2	788.6
Cash and cash equivalents, end of period	$688.4	$904.4

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$688.4	$1,064.2
Short-term investments	500.0	—
Restricted cash and cash equivalents	129.5	118.3
Trade accounts receivable, net	140.1	132.6
Accounts receivable—unconsolidated affiliate	14.9	14.1
Receivables from non-filing entities, net	154.1	160.5
Inventories	138.1	106.3
Other current assets	15.7	58.5
Total Current Assets	1,780.8	1,654.5
Properties and equipment, net	449.5	433.5
Deferred income taxes	788.0	935.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	286.5	282.1
Investment in non-filing entities	556.3	449.5
Investment in unconsolidated affiliate	90.8	85.5
Other assets	58.1	47.2
Total Assets	$4,510.0	$4,387.8
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities (including $15.0 due to unconsolidated affiliate) (2012—$6.0)	$209.6	$244.7
Underfunded defined benefit pension plans	13.4	161.0
Other liabilities (including $24.1 due to unconsolidated affiliate) (2012—$22.4)	58.7	56.5
Total Liabilities Not Subject to Compromise	281.7	462.2
Liabilities Subject to Compromise	3,626.4	3,617.1
Total Liabilities	3,908.1	4,079.3
Total W. R. Grace & Co. Shareholders' Equity	601.8	308.4
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1
Total Equity	601.9	308.5
Total Liabilities and Equity	$4,510.0	$4,387.8
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
Approximately 4,400 additional PD claims were filed prior to the March 31, 2003, claims bar date established by the Bankruptcy Court. (The March 31, 2003, claims bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of legal and factual bases. As of September 30, 2013, approximately 430 PD Claims subject to the March 31, 2003, claims bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 410 of such claims for an aggregate allowed amount of $151.7 million.
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
At the Debtors' request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date, and as of September 30, 2013, an additional 1,310 U.S. ZAI PD Claims were filed. As described above, under the Canadian ZAI Settlement, all Canadian ZAI PD Claims filed before December 31, 2009, would be eligible to seek compensation from the Canadian ZAI property damage claims fund. Approximately 14,100 Canadian ZAI PD Claims were filed by the December 31, 2009 bar date, and as of September 30, 2013, an additional 220 Canadian ZAI PD claims were filed subsequent to that bar date.
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
As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and September 30, 2013, had such PI Claims not been stayed by the Bankruptcy Court.
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
Asbestos-Related Liability    The recorded asbestos-related liability as of September 30, 2013, and December 31, 2012, was $2,065.0 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace increased its asbestos-related liability by $365.0 million in the 2012 fourth quarter to reflect an updated estimate of the value of the consideration payable to the PI Trust and the PD Trust (the "Trusts") under the Joint Plan, assuming emergence from bankruptcy at the end of 2013. The recorded amount of the asbestos-related liability continues to represent a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust if emergence does not occur until the 2014 first quarter.
The components of the consideration payable to the Trusts under the Joint Plan are as follows:

•
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share, which will be recorded at fair value on the effective date of the Joint Plan. Under the agreement to cash settle the warrant, discussed in Note 2, the warrant will have a value between $375 million and $490 million. Based on the current trading range of Company common stock and other valuation factors, Grace estimates the value of the warrant at emergence will be the maximum value of $490 million.

•
The deferred payment obligation of $110 million per year for five years beginning January 2, 2019, and of $100 million per year for ten years beginning January 2, 2024, which will be recorded at fair value on the effective date of the Joint Plan. The recorded fair value of the deferred payment obligation of $547 million is within the reasonable range of possible valuations of this obligation at emergence. The value of the deferred payment obligation is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement.

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

•
The cash payable by Grace to fund the PI and PD Trusts as discussed in Note 2, which will be recorded at fair value on the effective date of the Joint Plan. Grace estimates the fair value of these payments to be $528 million at emergence.

•
As discussed in Note 2, proceeds with respect to all of Grace's insurance policies that provide coverage for asbestos-related claims would be transferred to the PI Trust under the Joint Plan. The recorded asbestos-related insurance receivable and related liability of $500.0 million at September 30, 2013, is within the reasonable range of possible valuations of these policies at emergence.

Grace periodically evaluates the recorded amount of its asbestos-related liability and may further adjust the liability prior to the effective date of the Joint Plan if it determines that the currently recorded amount no longer represents a reasonable estimate of the value of the consideration payable to the Trusts under the Joint Plan. The recorded amount of the asbestos-related liabilities represents a reasonable estimate of the value of the consideration payable to the PI Trust and the PD Trust based on the range of reasonable valuations for the warrant, deferred payment obligations and other consideration payable to the PI Trust and the PD Trust under the Joint Plan as of September 30, 2013, and December 31, 2012.
The ultimate cost of settling the asbestos-related liability will be based on the value of the consideration transferred to the Trusts at emergence and will vary from the current estimate.
Five appeals were argued and submitted to the Third Circuit challenging the District Court order confirming the Joint Plan. Four of the five appeals have been rejected, leaving one appeal to be decided. Further appeals to the U. S. Supreme Court are possible. If any such appeals are resolved adversely to Grace and the other Joint Plan proponents, and if the Joint Plan cannot be amended to address any deficiencies identified by the Third Circuit in a manner satisfactory to Grace and the other Joint Plan proponents, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the value of its asbestos-related liability could be lower than the recorded amount. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than the recorded amount, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.
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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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
4. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2013, and December 31, 2012:

(In millions)	September 30, 2013	December 31, 2012
Raw materials	$78.9	$66.5
In process	52.9	46.1
Finished products	151.6	133.8
Other	31.4	32.2
	$314.8	$278.6

Notes to Consolidated Financial Statements (Continued)
5. Debt
Components of Debt

(In millions)	September 30, 2013	December 31, 2012
Debt payable within one year	$86.2	$83.4
Debt payable after one year	$7.4	$13.4
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	460.1	437.2
Drawn letters of credit	26.7	26.5
Accrued interest on drawn letters of credit	10.7	9.6
	$997.5	$973.3
Weighted average interest rates on total debt	3.5%	3.5%
At September 30, 2013, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $86.2 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At September 30, 2013, the carrying value of Grace's bank debt subject to compromise plus interest was $997.5 million. The estimated fair value of the bank debt approximates the carrying value and is estimated using Level 2 inputs; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
See Note 5 for a discussion of the fair value of Grace's debt. At September 30, 2013, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

September 30, 2013, the contract volume, or notional amount, of the commodity contracts was 0.8 million MMBtu (million British thermal units) with a total contract value of $3.5 million.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying purchases affect income. At September 30, 2013, the contract volume, or notional amount, of the commodity option contracts was 7.1 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until September 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2013, the contract volume, or notional amount, of the commodity contracts was 1.7 million pounds with a total contract value of $1.6 million.
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
In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of September 30, 2013, the total notional amount related to the remaining outstanding currency forward contracts was €194.5 million. These derivatives are not designated as hedging instruments under ASC 815 "Derivatives and Hedging".

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012:

	Fair Value Measurements at September 30, 2013 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.2	$—	$2.2	$—
Commodity derivatives	—	—	—	—
Total Assets	$2.2	$—	$2.2	$—
Liabilities
Currency derivatives	$10.8	$—	$10.8	$—
Commodity derivatives	0.5	—	0.5	—
Total Liabilities	$11.3	$—	$11.3	$—

	Fair Value Measurements at December 31, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.2	$—	$1.2	$—
Commodity derivatives	0.2	—	0.2	—
Total Assets	$1.4	$—	$1.4	$—
Liabilities
Currency derivatives	$5.1	$—	$5.1	$—
Commodity derivatives	0.4	—	0.4	—
Total Liabilities	$5.5	$—	$5.5	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012:

Fair Values of Derivative Instruments at September 30, 2013 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.5
Currency contracts	Other current assets	0.7	Other current liabilities	0.1
Currency contracts	Other assets	1.4	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	10.7
Total derivatives		$2.2		$11.3

Fair Values of Derivative Instruments at December 31, 2012 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.2	Other current liabilities	$0.4
Currency contracts	Other current assets	1.2	Other current liabilities	0.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	4.9
Total derivatives		$1.4		$5.5

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine months ended September 30, 2013 and 2012:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.3	Other income (expense)	$0.5
Currency contracts	—	Cost of goods sold	(0.1)
Commodity contracts	(0.1)	Cost of goods sold	(0.3)
Total derivatives	$0.2		$0.1

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(9.9)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$1.0	Other income (expense)	$1.3
Currency contracts	(0.2)	Cost of goods sold	(0.2)
Commodity contracts	(0.4)	Cost of goods sold	(0.1)
Total derivatives	$0.4		$1.0

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(5.8)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.8	Cost of goods sold	$0.6
Commodity contracts	0.8	Cost of goods sold	(1.3)
Total derivatives	$1.6		$(0.7)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(4.4)

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.8	Cost of goods sold	$0.4
Commodity contracts	(1.5)	Cost of goods sold	(5.7)
Total derivatives	$(0.7)		$(5.3)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$3.4
Debt and Interest Rate Swap Agreements
Grace was not a party to any debt or interest rate swaps at September 30, 2013, and December 31, 2012.
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
7. Income Taxes
The income tax provision on 2013 forecasted annual income is estimated to be 33.9% as of September 30, 2013, compared with a benefit of 64.6% for the year ended December 31, 2012. The primary differences between these rates and the U.S. Federal corporate rate of 35% generally relate to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments. In addition, the 2012 benefit was primarily due to the $365.0 million charge to increase the asbestos-related liability, the release of the state valuation allowance, and the utilization of domestic production activity incentives.
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
As a multi-national taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. Based on the status of current examinations in various taxing jurisdictions and applicable judicial decisions applied to Grace's fact pattern, Grace believes it is reasonably possible that in the next 12 months, the amount of the liability for unrecognized tax benefits could increase by as much as $91 million, along with accelerated recognition of a deferred charge of $1 million, or decrease by as much as $78 million.
Grace accrues potential interest and any associated penalties related to uncertain tax positions in "provision for income taxes" in the Consolidated Statements of Operations. The total amount of interest and penalties accrued on uncertain tax positions included in the Consolidated Balance Sheets was $3.9 million ($3.1 million net of applicable tax benefits) and $8.3 million ($5.5 million net of applicable tax benefits) as of September 30, 2013, and December 31, 2012, respectively.
8. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2013	December 31, 2012
Overfunded defined benefit pension plans	$30.2	$33.8
Underfunded defined benefit pension plans	(30.2)	(179.7)
Unfunded defined benefit pension plans	(220.6)	(220.9)
Total underfunded and unfunded defined benefit pension plans	(250.8)	(400.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise	(121.6)	(128.5)
Pension liabilities included in other current liabilities	(14.3)	(14.0)
Net funded status	$(356.5)	$(509.3)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $30.2 million as of September 30, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $386.7 million as of September 30, 2013.

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
The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 3.75% as of December 31, 2012, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2013, Grace increased the discount rate for the U.S. qualified pension plans from 3.75% at December 31, 2012, to 4.75% at September 30, 2013, based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2012. Based on review of the yield curve analyses for these plans as of September 30, 2013, Grace changed the discount rate for Germany from 3.50% at December 31, 2012, to 3.75% at September 30, 2013, and for Canada from 4.50% at December 31, 2012, to 4.75% at September 30, 2013. Grace did not change the discount rate in effect at December 31, 2012, for the United Kingdom (4.25%). The funded status as of September 30, 2013, reflects an increase in total assets of approximately $6 million and a decrease in total liabilities of approximately $159 million as compared with December 31, 2012, resulting from the change in discount rates (including the postretirement plan).
Grace plans to change its method of accounting for deferred actuarial gains and losses relating to its global defined benefit pension plans to a more preferable method under U.S. GAAP. Grace will adopt this accounting method, referred to as mark-to-market accounting, in the 2013 fourth quarter and will retrospectively apply it to its financial results for all periods to be presented in Grace's annual report on Form 10-K for the year ended December 31, 2013.
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
Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2013			2012
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$6.3	$2.8	$—	$5.4	$2.2	$—
Interest cost	12.9	5.1	0.5	14.0	5.3	0.6
Expected return on plan assets	(17.0)	(3.4)	—	(15.8)	(3.7)	—
Amortization of prior service cost	0.2	—	—	0.2	—	—
Amortization of net deferred actuarial loss	9.5	1.8	0.2	8.9	1.1	0.2
Net periodic benefit cost	$11.9	$6.3	$0.7	$12.7	$4.9	$0.8

	Nine Months Ended September 30,
	2013			2012
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$18.9	$8.2	$0.1	$16.1	$6.7	$0.1
Interest cost	38.9	15.3	1.6	42.0	16.1	1.9
Expected return on plan assets	(51.0)	(10.4)	—	(47.4)	(11.1)	—
Amortization of prior service cost	0.6	—	—	0.6	—	—
Amortization of net deferred actuarial loss	28.5	5.9	0.4	26.7	3.5	0.5
Net periodic benefit cost	$35.9	$19.0	$2.1	$38.0	$15.2	$2.5
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and nine months ended September 30, 2013, were $3.2 million and $9.9 million compared with $3.3 million and $9.9 million for the corresponding prior-year periods.
9. Other Balance Sheet Accounts

(In millions)	September 30, 2013	December 31, 2012
Other Current Liabilities
Accrued compensation	$74.2	$84.5
Income tax payable	29.0	44.8
Customer volume rebates	33.5	32.5
Pension liabilities	14.3	14.0
Accrued Chapter 11 reorganization expenses	6.4	6.6
Accrued commissions	6.4	12.9
Restructuring liability	5.2	3.0
Fair value of currency forward and commodity contracts	11.3	5.5
Deferred tax liability	0.6	0.6
Other accrued liabilities	108.4	102.9
	$289.3	$307.3
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
Estimated Investigation and Remediation Costs
At September 30, 2013, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $134.2 million, compared with $141.5 million at December 31, 2012. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. These amounts do not include the cost to remediate the Libby vermiculite mine or costs related to any additional U.S. Environmental Protection Agency (EPA) claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts. Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2013 and 2012, were $11.2 million and $8.1 million, respectively.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. The EPA has investigated sites, including some owned by Grace, which used, stored or processed vermiculite concentrate from the Libby mine. EPA, Grace and/or other potentially responsible parties have conducted investigations and/or remedial actions at those sites identified by EPA as requiring remedial action.
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
Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at September 30, 2013, and December 31, 2012, was $58.3 million and $60.8 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At September 30, 2013, and December 31, 2012, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $75.9 million and $80.7 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.
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

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2013, Grace had gross financial assurances issued and outstanding of $261.7 million, composed of $108.5 million of surety bonds issued by various insurance companies and $153.2 million of standby letters of credit and other financial assurances issued by various banks; $83.8 million of these financial assurances have been issued under the letter of credit facility.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2013.
11. Restructuring Expenses and Related Asset Impairments
In the third quarter of 2013, Grace incurred cost from restructuring actions as a result of changes in the business environment and business structure. Grace incurred $3.6 million ($1.2 million in Construction Products and $2.0 million in Catalysts Technologies, and $0.4 million in Materials Technologies) of restructuring expenses and related asset impairments during the 2013 third quarter, compared with $1.1 million during the 2012 third quarter. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Related Asset Impairments (Continued)

Restructuring Expenses and Related Asset Impairments (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance and other employee related costs	$1.5	$0.5	$5.7	$5.4
Asset impairments and other restructuring costs	2.1	0.6	3.0	1.0
Total restructuring expenses and related asset impairments	$3.6	$1.1	$8.7	$6.4

Restructuring Liability (In millions)	Total
Balance, December 31, 2012	$3.0
Accruals for severance and other costs	6.0
Payments	(3.8)
Balance, September 30, 2013	$5.2
12. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Translation effects—intercompany loans	$(10.1)	$(5.2)	$(6.6)	$2.3
Value of currency forward contracts—intercompany loans	9.9	4.7	5.7	(4.0)
Currency transaction loss in Venezuela	—	—	8.5	—
Other currency transaction effects	1.5	(0.1)	3.0	0.5
Interest income of non-Debtor subsidiaries	(0.2)	(0.3)	(0.5)	(0.7)
Net (gain) loss on sales of investments and disposals of assets	1.1	—	—	0.3
Other miscellaneous income	(1.5)	(2.3)	(5.0)	(4.4)
Total other (income) expense, net	$0.7	$(3.2)	$5.1	$(6.0)
13. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.2)	$—
Amortization of net deferred actuarial loss included in net periodic benefit cost	11.5	(3.8)	7.7
Other changes in funded status	33.5	(12.4)	21.1
Benefit plans, net	45.2	(16.4)	28.8
Currency translation adjustments	5.0	—	5.0
Gain from hedging activities	0.1	(0.1)	—
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$50.3	$(16.5)	$33.8

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.6	$(0.3)	$0.3
Amortization of net deferred actuarial loss included in net periodic benefit cost	34.8	(11.7)	23.1
Other changes in funded status	116.6	(41.7)	74.9
Benefit plans, net	152.0	(53.7)	98.3
Currency translation adjustments	(18.3)	—	(18.3)
Loss from hedging activities	(0.6)	0.2	(0.4)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$133.1	$(53.5)	$79.6

Three Months Ended September 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.1)	$0.1
Amortization of net deferred actuarial loss included in net periodic benefit cost	10.2	(3.5)	6.7
Other changes in funded status	(28.4)	8.6	(19.8)
Benefit plans, net	(18.0)	5.0	(13.0)
Currency translation adjustments	14.5	—	14.5
Gain from hedging activities	2.3	(0.8)	1.5
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(1.2)	$4.2	$3.0

Nine Months Ended September 30, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.6	$(0.2)	$0.4
Amortization of net deferred actuarial loss included in net periodic benefit cost	30.7	(10.5)	20.2
Other changes in funded status	(88.8)	27.9	(60.9)
Benefit plans, net	(57.5)	17.2	(40.3)
Currency translation adjustments	5.1	—	5.1
Gain from hedging activities	4.6	(1.6)	3.0
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(47.8)	$15.6	$(32.2)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013 and 2012:

Nine Months Ended September 30, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(641.8)	$35.6	$(0.3)	$(0.8)	$(607.3)
Other comprehensive income (loss) before reclassifications	74.9	(18.3)	0.4	—	57.0
Amounts reclassified from accumulated other comprehensive loss	23.4	—	(0.8)	—	22.6
Net current-period other comprehensive income (loss)	98.3	(18.3)	(0.4)	—	79.6
Ending balance	$(543.5)	$17.3	$(0.7)	$(0.8)	$(527.7)

Nine Months Ended September 30, 2012 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(605.2)	$30.2	$(2.7)	$(0.8)	$(578.5)
Other comprehensive income (loss) before reclassifications	(60.9)	5.1	(0.4)	—	(56.2)
Amounts reclassified from accumulated other comprehensive loss	20.6	—	3.4	—	24.0
Net current-period other comprehensive income (loss)	(40.3)	5.1	3.0	—	(32.2)
Ending balance	$(645.5)	$35.3	$0.3	$(0.8)	$(610.7)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

The following tables present the amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.2)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(11.5)	Defined benefit pension expense
Total before tax	(11.7)
Tax (expense) benefit	4.0
Net of tax	$(7.7)

Gain (loss) from hedging activities
Currency contracts	$0.5	Other income (expense)
Currency contracts	(0.1)	Cost of goods sold
Commodity contracts	(0.3)	Cost of goods sold
Total before tax	0.1
Tax (expense) benefit	—
Net of tax	0.1
Total reclassifications for the period, net of tax	$(7.6)

Nine Months Ended September 30, 2013 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.6)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(34.8)	Defined benefit pension expense
Total before tax	(35.4)
Tax (expense) benefit	12.0
Net of tax	$(23.4)

Gain (loss) from hedging activities
Currency contracts	$1.3	Other income (expense)
Currency contracts	(0.2)	Cost of goods sold
Commodity contracts	(0.1)	Cost of goods sold
Total before tax	1.0
Tax (expense) benefit	(0.2)
Net of tax	0.8
Total reclassifications for the period, net of tax	$(22.6)

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

Three Months Ended September 30, 2012 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.2)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(10.2)	Defined benefit pension expense
Total before tax	(10.4)
Tax (expense) benefit	3.6
Net of tax	$(6.8)

Gain (loss) from hedging activities
Currency contracts	$0.6	Cost of goods sold
Commodity contracts	(1.3)	Cost of goods sold
Total before tax	(0.7)
Tax (expense) benefit	0.3
Net of tax	(0.4)
Total reclassifications for the period, net of tax	$(7.2)

Nine Months Ended September 30, 2012 (In millions)	Amount of Gain or (Loss) Reclassified From Accumulated OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost	$(0.6)	Defined benefit pension expense
Amortization of net deferred actuarial loss	(30.7)	Defined benefit pension expense
Total before tax	(31.3)
Tax (expense) benefit	10.7
Net of tax	$(20.6)

Gain (loss) from hedging activities
Currency contracts	$0.4	Cost of goods sold
Commodity contracts	(5.7)	Cost of goods sold
Total before tax	(5.3)
Tax (expense) benefit	1.9
Net of tax	(3.4)
Total reclassifications for the period, net of tax	$(24.0)

Accumulated other comprehensive loss related to the defined benefit pension and other postretirement plans at September 30, 2013, and December 31, 2012, respectively, represents the accumulation of net deferred actuarial losses of $542.5 million and $640.5 million as well as net prior service costs of $1.0 million and $1.3 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.
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

Notes to Consolidated Financial Statements (Continued)
14. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$69.4	$75.5	$205.1	$205.7
Denominators
Weighted average common shares—basic calculation	76.7	75.0	76.2	74.7
Dilutive effect of employee stock options	1.2	1.4	1.4	1.5
Weighted average common shares—diluted calculation	77.9	76.4	77.6	76.2
Basic earnings per share	$0.90	$1.01	$2.69	$2.75
Diluted earnings per share	$0.89	$0.99	$2.64	$2.70
There were approximately 0.4 million and 0.3 million anti-dilutive options outstanding for the three and nine months ended September 30, 2013. There were approximately 0.8 million and 0.3 million anti-dilutive options outstanding for the three and nine months ended September 30, 2012. The effect of the warrant for 10 million shares that would be issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
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
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, product lines, and certain other investments and gains and losses on sales of businesses, product lines, and certain other investments. In the 2013 first quarter, Grace also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net Sales
Catalysts Technologies	$273.7	$298.9	$831.1	$939.7
Materials Technologies	220.1	214.4	663.7	652.6
Construction Products	277.5	263.3	789.2	765.4
Total	$771.3	$776.6	$2,284.0	$2,357.7
Adjusted EBIT
Catalysts Technologies segment operating income	$77.4	$92.0	$248.4	$291.2
Materials Technologies segment operating income	46.8	39.8	135.9	122.3
Construction Products segment operating income	45.6	36.7	113.7	92.7
Corporate costs	(20.9)	(21.8)	(65.4)	(69.0)
Defined benefit pension expense	(18.2)	(17.6)	(54.9)	(53.2)
Total	$130.7	$129.1	$377.7	$384.0
Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.
Grace Adjusted EBIT for the three and nine months ended September 30, 2013 and 2012, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Grace Adjusted EBIT	$130.7	$129.1	$377.7	$384.0
Costs related to Chapter 11	(3.9)	(3.7)	(11.0)	(11.1)
Asbestos-related costs	(2.5)	(2.0)	(6.7)	(25.0)
Restructuring expenses and related asset impairments	(3.6)	(1.1)	(8.7)	(6.4)
Certain costs related to divested businesses	(1.0)	(0.2)	(1.0)	(0.4)
Interest expense and related financing costs	(10.7)	(11.5)	(32.1)	(34.1)
Currency transaction loss on cash in Venezuela	—	—	(6.9)	—
Interest income of non-Debtor subsidiaries	0.2	0.3	0.5	0.7
Net income attributable to noncontrolling interests	0.3	0.5	1.1	1.3
Income before income taxes	$109.5	$111.4	$312.9	$309.0

Notes to Consolidated Financial Statements (Continued)

15. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net Sales
United States	$227.6	$222.6	$668.7	$663.7
Canada and Puerto Rico	20.5	23.2	54.0	68.0
Total North America	248.1	245.8	722.7	731.7
Europe Middle East Africa	273.7	276.9	816.2	879.8
Asia Pacific	155.0	160.4	478.7	490.1
Latin America	94.5	93.5	266.4	256.1
Total	$771.3	$776.6	$2,284.0	$2,357.7
16. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $90.8 million and $85.5 million as of September 30, 2013, and December 31, 2012, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the Consolidated Statements of Operations totaled $2.8 million and $17.1 million for the three and nine months ended September 30, 2013, compared with $4.9 million and $13.8 million for the three and nine months ended September 30, 2012.
Grace and ART transact business on a regular basis and maintain several agreements in order to effect such business. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Grace sales of catalysts to ART	$69.2	$53.4	$174.2	$153.1
Charges for fixed costs, research and development and selling, general and administrative services to ART	7.0	7.2	22.5	22.3
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2014. No amounts were outstanding at September 30, 2013, and December 31, 2012.
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

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Affiliates (Continued)

Statements of Operations (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$24.1	$25.3	$78.0	$77.0
Income before taxes	4.8	1.8	5.8	5.9
Net income	3.6	1.5	4.8	5.0
Noncontrolling interests in net income	0.3	0.5	1.1	1.3

Balance Sheets (In millions)	September 30, 2013	December 31, 2012
Cash	$10.6	$5.7
Other current assets	35.8	41.6
Total assets	78.6	73.8
Total liabilities	53.0	47.2
Shareholders' equity	25.6	26.6
Noncontrolling interests in shareholders' equity	10.1	9.9
18. Subsequent Event
On October 11, 2013, Grace announced that it signed a definitive agreement to acquire the assets of the UNIPOL™ polypropylene licensing and catalysts business of The Dow Chemical Company for a cash purchase price of $500 million. This acquisition is complementary to Grace’s specialty catalysts business and significantly enhances the company’s position as a leading supplier of polyolefin catalyst technologies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2013, as the "third quarter," the quarter ended September 30, 2012, as the "prior-year quarter," the quarter ended June 30, 2013, as the "2013 second quarter," the quarter ended March 31, 2013, as the "2013 first quarter," the nine months ended September 30, 2013, as the "nine months," and the nine months ended September 30, 2012, as the "prior-year period." Our references to "emerging regions" refer to emerging markets and developing economies and our references to "advanced economies" refers to advanced economies as used by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales decreased 0.7% to $771.3 million.

•	Adjusted EBIT increased 1.2% to $130.7 million.

•	Grace net income decreased 8.1% to $69.4 million or $0.89 per diluted share. Adjusted EPS increased 2.9% to $1.07 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 33.8% on a trailing four quarters basis compared with 34.6% in the prior year.
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

Global scope
We operate our business on a global scale with approximately 72% of our annual 2012 sales and 71% of our nine months sales outside the United States. We conduct business in over 40 countries and in more than 40 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the third quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, product lines, and certain other investments and gains and losses on sales of businesses, product lines, and certain other investments. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, certain costs related to divested businesses, product lines, and certain other investments and gains and losses on sales of businesses, product lines, and certain other investments, and certain discrete tax items. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $0.09 per share.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net sales:
Catalysts Technologies	$273.7	$298.9	(8.4)%	$831.1	$939.7	(11.6)%
Materials Technologies	220.1	214.4	2.7%	663.7	652.6	1.7%
Construction Products	277.5	263.3	5.4%	789.2	765.4	3.1%
Total Grace net sales	$771.3	$776.6	(0.7)%	$2,284.0	$2,357.7	(3.1)%
Net sales by region:
North America	$248.1	$245.8	0.9%	$722.7	$731.7	(1.2)%
Europe Middle East Africa	273.7	276.9	(1.2)%	816.2	879.8	(7.2)%
Asia Pacific	155.0	160.4	(3.4)%	478.7	490.1	(2.3)%
Latin America	94.5	93.5	1.1%	266.4	256.1	4.0%
Total net sales by region	$771.3	$776.6	(0.7)%	$2,284.0	$2,357.7	(3.1)%
Profitability performance measures:
Adjusted EBIT(A)(B):
Catalysts Technologies segment operating income	$77.4	$92.0	(15.9)%	$248.4	$291.2	(14.7)%
Materials Technologies segment operating income	46.8	39.8	17.6%	135.9	122.3	11.1%
Construction Products segment operating income	45.6	36.7	24.3%	113.7	92.7	22.7%
Corporate support functions	(15.6)	(16.0)	2.5%	(49.2)	(50.8)	3.1%
Other corporate costs (including non-asbestos environmental remediation)	(5.3)	(5.8)	8.6%	(16.2)	(18.2)	11.0%
Defined benefit pension expense(B)	(18.2)	(17.6)	(3.4)%	(54.9)	(53.2)	(3.2)%
Adjusted EBIT	130.7	129.1	1.2%	377.7	384.0	(1.6)%
Costs related to Chapter 11	(3.9)	(3.7)	(5.4)%	(11.0)	(11.1)	0.9%
Asbestos-related costs	(2.5)	(2.0)	(25.0)%	(6.7)	(25.0)	73.2%
Restructuring expenses and related asset impairments	(3.6)	(1.1)	NM	(8.7)	(6.4)	(35.9)%
Certain costs related to divested businesses	(1.0)	(0.2)	NM	(1.0)	(0.4)	(150.0)%
Interest expense and related financing costs	(10.7)	(11.5)	7.0%	(32.1)	(34.1)	5.9%
Currency transaction loss on cash in Venezuela	—	—	—%	(6.9)	—	NM
Interest income of non-Debtor subsidiaries	0.2	0.3	(33.3)%	0.5	0.7	(28.6)%
Provision for income taxes	(39.8)	(35.4)	(12.4)%	(106.7)	(102.0)	(4.6)%
Net income attributable to W. R. Grace & Co. shareholders	$69.4	$75.5	(8.1)%	$205.1	$205.7	(0.3)%
Diluted EPS (GAAP)	$0.89	$0.99	(10.1)%	$2.64	$2.70	(2.2)%
Adjusted EPS (non-GAAP)	$1.07	$1.04	2.9%	$3.00	$3.07	(2.3)%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	39.2%	40.5%	(1.3) pts	40.5%	41.0%	(0.5) pts
Materials Technologies	34.8%	32.8%	2.0 pts	34.5%	32.7%	1.8 pts
Construction Products	36.3%	35.4%	0.9 pts	36.2%	34.9%	1.3 pts
Total Grace	36.9%	36.7%	0.2 pts	37.3%	36.7%	0.6 pts
Operating margin:
Catalysts Technologies	28.3%	30.8%	(2.5) pts	29.9%	31.0%	(1.1) pts
Materials Technologies	21.3%	18.6%	2.7 pts	20.5%	18.7%	1.8 pts
Construction Products	16.4%	13.9%	2.5 pts	14.4%	12.1%	2.3 pts
Total Grace	16.9%	16.6%	0.3 pts	16.5%	16.3%	0.2 pts
Adjusted EBITDA:
Adjusted EBIT:
Catalysts Technologies	$77.4	$92.0	(15.9)%	$248.4	$291.2	(14.7)%
Materials Technologies	46.8	39.8	17.6%	135.9	122.3	11.1%
Construction Products	45.6	36.7	24.3%	113.7	92.7	22.7%
Corporate	(39.1)	(39.4)	0.8%	(120.3)	(122.2)	1.6%
Total Grace	130.7	129.1	1.2%	377.7	384.0	(1.6)%
Depreciation and amortization:
Catalysts Technologies	$13.2	$13.3	(0.8)%	$40.0	$40.5	(1.2)%
Materials Technologies	7.8	7.3	6.8%	23.6	22.1	6.8%
Construction Products	7.6	8.6	(11.6)%	24.0	24.2	(0.8)%
Corporate	1.4	0.5	180.0%	4.2	2.1	100.0%
Total Grace	30.0	29.7	1.0%	91.8	88.9	3.3%
Adjusted EBITDA:
Catalysts Technologies	$90.6	$105.3	(14.0)%	$288.4	$331.7	(13.1)%
Materials Technologies	54.6	47.1	15.9%	159.5	144.4	10.5%
Construction Products	53.2	45.3	17.4%	137.7	116.9	17.8%
Corporate	(37.7)	(38.9)	3.1%	(116.1)	(120.1)	3.3%
Total Grace	160.7	158.8	1.2%	469.5	472.9	(0.7)%
Adjusted EBITDA margin:
Catalysts Technologies	33.1%	35.2%	(2.1) pts	34.7%	35.3%	(0.6) pts
Materials Technologies	24.8%	22.0%	2.8 pts	24.0%	22.1%	1.9 pts
Construction Products	19.2%	17.2%	2.0 pts	17.4%	15.3%	2.1 pts
Total Grace	20.8%	20.4%	0.4 pts	20.6%	20.1%	0.5 pts

Analysis of Operations (In millions)	Four Quarters Ended September 30,
	2013	2012
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$511.1	$492.2
Invested Capital:
Trade accounts receivable	483.9	483.4
Inventories	314.8	309.0
Accounts payable	(260.3)	(253.2)
	538.4	539.2
Other current assets (excluding income taxes)	82.5	78.2
Properties and equipment, net	787.8	735.4
Goodwill	204.0	170.0
Investment in unconsolidated affiliate	90.8	81.2
Other assets	113.0	122.5
Other current liabilities (excluding income taxes, Chapter 11, and restructuring)	(248.1)	(247.4)
Other liabilities (including non-asbestos environmental remediation)	(57.1)	(54.5)
Total invested capital	$1,511.3	$1,424.6
Adjusted EBIT Return On Invested Capital	33.8%	34.6%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months ended September 30, 2013 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2012
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(3.6)%	(6.6)%	1.8%	(8.4)%
Materials Technologies	0.6%	2.2%	(0.1)%	2.7%
Construction Products	6.2%	2.3%	(3.1)%	5.4%
Net sales	0.9%	(1.2)%	(0.4)%	(0.7)%
By Region:
North America	6.2%	(4.6)%	(0.7)%	0.9%
Europe Middle East Africa	(3.7)%	(0.2)%	2.7%	(1.2)%
Asia Pacific	(1.3)%	(1.9)%	(0.2)%	(3.4)%
Latin America	3.7%	6.2%	(8.8)%	1.1%
Sales for the third quarter decreased 0.7% overall compared with the prior-year quarter. The sales decrease was due to lower pricing (-1.2%) and unfavorable currency translation (-0.4%), partially offset by higher sales volumes (+0.9%). Base pricing increased 0.7% compared with the prior-year quarter, but was more than offset by lower rare earth surcharges.
Gross margin was 36.9% for the third quarter compared with 36.7% for the prior-year quarter. The increase in gross margin was primarily due to lower raw material and manufacturing costs, partially offset by lower pricing primarily related to lower rare earth surcharges.

	Nine Months ended September 30, 2013 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2012
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(1.8)%	(9.9)%	0.1%	(11.6)%
Materials Technologies	0.7%	2.2%	(1.2)%	1.7%
Construction Products	3.4%	1.8%	(2.1)%	3.1%
Net sales	0.7%	(2.9)%	(0.9)%	(3.1)%
By Region:
North America	3.4%	(4.7)%	0.1%	(1.2)%
Europe Middle East Africa	(5.7)%	(2.0)%	0.5%	(7.2)%
Asia Pacific	3.7%	(4.8)%	(1.2)%	(2.3)%
Latin America	8.9%	3.0%	(7.9)%	4.0%
Sales for the nine months decreased 3.1% overall compared with the prior-year period. The sales decrease was due to lower pricing (-2.9%) and unfavorable currency translation (-0.9%), partially offset by higher sales volumes (+0.7%). Base pricing increased 0.6% compared with the prior-year period, but was more than offset by lower rare earth surcharges.
Gross margin was 37.3% for the nine months compared with 36.7% for the prior-year period. The increase in gross margin was primarily due to lower raw material and manufacturing costs.
Adjusted EBIT

Adjusted EBIT was $130.7 million for the third quarter, an increase of 1.2% compared with the prior-year quarter. Higher earnings in Materials Technologies and Construction Products more than offset lower earnings in Catalysts Technologies.
Adjusted EBIT was $377.7 million for the nine months, a decrease of 1.6% compared with the prior-year period. The decrease was primarily due to lower gross profit and the impact of currency, partially offset by lower operating expenses and higher earnings from our ART joint venture.

Grace Net Income

Grace net income was $69.4 million for the third quarter, a decrease of 8.1% compared with $75.5 million for the prior-year quarter. Although Adjusted EBIT increased, Grace net income decreased due to an increase in restructuring expenses and related charges and an increase in the provision for income taxes.
Grace net income was $205.1 million for the nine months, a decrease of 0.3% compared with $205.7 million for the prior-year period. The decrease was primarily due to a decrease in Catalyst Technologies earnings partially offset by an increase in Materials Technologies and Construction Products earnings. In the 2013 first quarter, we recorded a currency transaction loss related to the devaluation of the Venezuelan bolivar. In the 2012 second quarter, we recorded a charge related to the transfer of the Libby medical program to a local Montana trust.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2013				2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.89				$0.99
Costs related to Chapter 11	$3.9	$1.1	$2.8	0.04	$3.7	$1.1	$2.6	0.03
Asbestos-related costs	2.5	0.5	2.0	0.03	2.0	0.5	1.5	0.02
Restructuring expenses and related asset impairments	3.6	1.2	2.4	0.03	1.1	0.3	0.8	0.01
Loss on sale of divested businesses	1.0	0.4	0.6	0.01	0.2	—	0.2	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(5.4)	5.4	0.07		0.8	(0.8)	(0.01)
Adjusted EPS (non-GAAP)				$1.07				$1.04

	Nine Months Ended September 30,
	2013				2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$2.64				$2.70
Costs related to Chapter 11	$11.0	$2.8	$8.2	0.11	$11.1	$3.0	$8.1	0.11
Asbestos-related costs	6.7	2.4	4.3	0.06	25.0	8.8	16.2	0.21
Restructuring expenses and related asset impairments	8.7	2.8	5.9	0.08	6.4	1.9	4.5	0.06
Currency transaction loss on cash in Venezuela	6.9	—	6.9	0.09	—	—	—	—
Loss on sale of divested businesses	1.0	0.4	0.6	0.01	0.2	—	0.2	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(1.0)	1.0	0.01		0.5	(0.5)	(0.01)
Adjusted EPS (non-GAAP)				$3.00				$3.07
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the third quarter was 33.8% on a trailing four quarters basis compared with 34.6% on the same basis for the prior-year quarter. The decrease was primarily due to lower earnings in Catalysts Technologies for the trailing four-quarter period. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies

Sales were $273.7 million for the third quarter, a decrease of 8.4% compared with the prior-year quarter. The decrease was due to lower pricing (-6.6%) and lower sales volumes (-3.6%), partially offset by favorable currency translation (+1.8%). The decrease in pricing was due to lower rare earth surcharges and lower refinery catalyst base pricing, partially offset by higher pricing in specialty catalysts. The decrease in sales volumes was due to lower sales volumes of FCC catalysts primarily due to customer trials of competitive products following our 2013 first quarter pricing initiative, partially offset by increased sales volumes in specialty catalysts. We plan to recover lost sales volumes and benefit from improved pricing as we introduce new products and industry dynamics improve over time.
Sales were $831.1 million for the nine months, a decrease of 11.6% compared with the prior-year period. The decrease was due to lower pricing (-9.9%) and lower sales volumes (-1.8%), partially offset by favorable currency translation (+0.1%). The decrease in pricing was due to lower rare earth surcharges and lower refinery catalyst base pricing, partially offset by higher pricing in specialty catalysts. The decrease in sales volumes was due to lower sales volumes of FCC catalysts.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $107.4 million for the third quarter, a decrease of 11.4% compared with the prior-year quarter. Segment gross margin was 39.2% compared with 40.5% for the prior-year quarter. The decrease in gross margin was primarily due to lower pricing and lower operating leverage.
Segment operating income was $77.4 million for the third quarter, a decrease of 15.9% compared with the prior-year quarter. Segment operating margin for the third quarter decreased to 28.3%, a decline of 250 basis points compared with the prior-year quarter, primarily due to lower gross profit and lower earnings from the ART joint venture, partially offset by lower operating expenses
Gross profit was $336.9 million for the nine months, a decrease of 12.6% compared with the prior-year period. Segment gross margin was 40.5% compared with 41.0% for the prior-year period. The decrease in gross margin was primarily due to lower pricing partially offset by lower raw material and manufacturing costs.
Segment operating income was $248.4 million for the nine months, a decrease of 14.7% compared with the prior-year period. Segment operating margin for the nine months decreased to 29.9%, a decline of 110 basis points compared with the prior-year period, primarily due to lower gross margin.
On October 11, 2013, we announced that we signed a definitive agreement to acquire the assets of the UNIPOL™ polypropylene licensing and catalysts business of The Dow Chemical Company for a cash purchase price of $500 million. This acquisition is complementary to our specialty catalysts business and significantly enhances our position as a leading supplier of polyolefin catalyst technologies. The transaction is expected to close by year end, pending regulatory approvals.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $220.1 million for the third quarter, an increase of 2.7% compared with the prior-year quarter. The increase was due to improved pricing (+2.2%) and higher sales volumes (+0.6%), partially offset by unfavorable currency translation (-0.1%). Sales in emerging regions increased 3.5% compared with the prior-year quarter to 41.6% of total segment sales primarily due to strong growth in China and Eastern Europe. Sales in advanced economies increased 2.0% compared with the prior-year quarter, led by growth in Western Europe and North America.
Sales were $663.7 million for the nine months, an increase of 1.7% compared with the prior-year period. The increase was due to improved pricing (+2.2%) and higher sales volumes (+0.7%), partially offset by unfavorable currency translation (-1.2%). Sales in emerging regions increased 5.4% compared with the prior-year period to 41.6% of segment sales due to strong growth in China, as well as growth in Eastern Europe and the rest of emerging Asia.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $76.6 million for the third quarter, an increase of 9.0% compared with the prior-year quarter. Segment gross margin was 34.8% compared with 32.8% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing and lower manufacturing and raw material costs.
Segment operating income was $46.8 million for the third quarter, an increase of 17.6% compared with the prior-year quarter. Segment operating margin for the third quarter increased to 21.3%, an improvement of 270 basis points compared with the prior-year quarter. The increase was primarily due to improved gross margins.
Gross profit was $229.0 million for the nine months, an increase of 7.4% compared with the prior-year period. Segment gross margin was 34.5% compared with 32.7% for the prior-year period. The increase in gross margin was primarily due to improved pricing and lower raw material and manufacturing costs.
Segment operating income was $135.9 million for the nine months, an increase of 11.1% compared with the prior-year period. Segment operating margin for the nine months increased to 20.5%, an improvement of 180 basis points compared with the prior-year period. The increase was primarily due to improved gross margins.
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Construction Products

Sales were $277.5 million for the third quarter, an increase of 5.4% compared with the prior-year quarter. The increase was due to higher sales volumes (+6.2%) and improved pricing (+2.3%), partially offset by unfavorable currency translation (-3.1%). Sales in emerging regions, which represented 34.2% of sales for the third quarter, increased 2.2% (8.8% excluding the impact of currency translation) compared with the prior-year quarter primarily due to strong growth in Eastern Europe, in addition to growth in Latin America and emerging Asia. Sales in North America, which represented 40.6% of sales for the third quarter, increased 7.4% compared with the prior-year quarter primarily due to strong growth in specialty building materials from a weak prior-year quarter and growth in specialty construction chemicals. Sales in Western Europe, which represented 14.7% of sales for the third quarter, increased 8.3% compared with the prior-year quarter primarily due to strong growth in specialty building materials.
Sales were $789.2 million for the nine months, an increase of 3.1% compared with the prior-year period. The increase was due to higher sales volumes (+3.4%) and improved pricing (+1.8%), partially offset by unfavorable currency translation (-2.1%). Sales in emerging regions, which represented 35.5% of sales for the nine months, increased 8.4% compared with the prior-year period primarily due to strong growth in Latin America, emerging Asia, and Eastern Europe. Sales in North America increased 1.8% compared with the prior-year period primarily due to growth in specialty building materials. Sales in Western Europe declined 3.3% compared with the prior-year period, primarily due to our decision to reduce low-margin sales in the region.
Segment Operating Income (SOI) and Margin—Grace Construction Products

Gross profit was $100.8 million for the third quarter, an increase of 8.2% compared with the prior-year quarter. Segment gross margin was 36.3% compared with 35.4% for the prior-year quarter. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $45.6 million for the third quarter, an increase of 24.3% compared with the prior-year quarter. Segment operating margin for the third quarter increased to 16.4%, an improvement of 250 basis points compared with the prior-year quarter. The increase was primarily due to improved gross margin and lower operating expenses.
Gross profit was $286 million for the nine months, an increase of 7.0% compared with the prior-year period. Segment gross margin was 36.2% compared with 34.9% for the prior-year period. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $113.7 million for the nine months, an increase of 22.7% compared with the prior-year period. Segment operating margin for the nine months increased to 14.4%, an improvement of 230 basis points compared with the prior-year period. The increase was primarily due to improved gross margin and lower operating expenses.

Corporate Overview

Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees. Corporate costs for the third quarter decreased 4.1% compared with the prior-year quarter primarily due to cost control initiatives.
Corporate costs for the nine months decreased 5.2% compared with the prior-year period primarily due to cost control initiatives and the impact of restructuring initiatives announced in the 2012 first quarter.
Defined Benefit Pension Expense
Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to employees of Catalysts Technologies, Materials Technologies, Construction Products, and corporate as well as retirees and former employees of divested businesses where we retained these obligations.
Defined benefit pension expense for the third quarter and nine months was $18.2 million and $54.9 million compared with $17.6 million and $53.2 million for the corresponding prior-year periods.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Costs related to Chapter 11:
Chapter 11 expenses, net of interest income	$2.9	$4.4	$11.0	$12.6
D&O insurance costs related to Chapter 11	0.1	0.1	0.2	0.2
Translation effects—intercompany loans (A)	(10.1)	(5.2)	(6.6)	2.3
Value of currency forward contracts—intercompany loans (A)	9.9	4.7	5.7	(4.0)
Certain other currency translation costs, net (A)	1.1	(0.3)	0.7	—
Costs related to Chapter 11	$3.9	$3.7	$11.0	$11.1
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
Interest Expense
Interest expense was $10.7 million for the third quarter, a decrease of 7.0% compared with the prior-year quarter, and $32.1 million for the nine months, a decrease of 5.9% compared with the prior-year period.
The average effective interest rate on pre-petition obligations was 3.5% for the third quarter, prior-year quarter, nine months, and prior-year period. Such interest will not be paid until the Joint Plan (see "—Funding Emergence from Chapter 11" below) or another plan of reorganization becomes effective.
Income Taxes
The income tax provision at the U.S. Federal corporate rate of 35% for the nine months and the prior-year period would have been $109.5 million and $108.2 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $106.7 million and $102.0 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign jurisdictions and other discrete adjustments.
We generally have not had to pay U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We expect to generate significant U.S. Federal net operating losses upon emergence from bankruptcy. We generally do pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds and excluding settlements of $12.2 million, were $53.4 million for the nine months, or approximately 17% of income before income taxes.
See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2013. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 10 to the Consolidated Financial Statements.
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
Cash Resources and Available Credit Facilities
At September 30, 2013, we had available liquidity of $1,113.1 million, consisting of $1,054.7 million in cash and cash equivalents ($696.9 million in the U.S.), and $58.4 million of available liquidity under various non-U.S. credit facilities. In addition, we have $500.0 million invested in a series of short-term cash investments with a major financial institution. We expect to liquidate these investments prior to our emergence from bankruptcy.
We maintain a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At September 30, 2013, we held $88.0 million in restricted cash and cash equivalents to support this facility. At emergence, we expect to replace the cash-collateralized letter of credit facility with a revolving credit facility and to use the restricted cash to reduce our exit financing requirements.

Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. The credit facility in Germany is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables.
The following table summarizes our non-U.S. credit facilities as of September 30, 2013:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$67.5	$7.6	12/31/2013
Other countries	29.7	15.2	Various through 2015
Other countries—cash collateralized(A)	87.5	35.6	Various through 2014
Total	$184.7	$58.4
_______________________________________________________________________________

(A)	Cash collateral related to these facilities is included in restricted cash in the Consolidated Balance Sheets.
We believe that these funds and credit facilities, together with the financing we expect to obtain in connection with our emergence from bankruptcy, are sufficient to finance our operations and support our business strategy. We generally renew our credit facilities as they expire.

Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2013	2012
Net cash provided by operating activities	$342.6	$292.4
Net cash used for investing activities	(615.3)	(167.7)
Net cash provided by financing activities	0.3	78.4
Effect of currency exchange rate changes on cash and cash equivalents	(9.8)	(0.2)
(Decrease) increase in cash and cash equivalents	(282.2)	202.9
Cash and cash equivalents, beginning of period	1,336.9	1,048.3
Cash and cash equivalents, end of period	$1,054.7	$1,251.2
Net cash provided by operating activities for the nine months was $342.6 million, compared with $292.4 million in the prior-year period. Net cash provided by operating activities benefited from a significant improvement in working capital in 2012 due to lower rare earth costs, which benefit did not recur to the same extent in 2013.  Pension contributions were lower in 2013 than in 2012. In addition, in 2013 we reported an operating cash flow benefit of $33.7 million from excess tax benefits from stock-based compensation compared with an operating cash flow use of $23.0 million in 2012. This change results from our decision to accelerate the use of certain other tax attributes for U.S. Federal income tax purposes and to preserve the excess tax benefits from stock-based compensation.
Net cash used for investing activities for the nine months was $615.3 million, compared with $167.7 million in the prior-year period. The change was primarily due to short-term cash investments of $500.0 million made with a major financial institution in the 2013 second quarter.
Net cash provided by financing activities for the nine months was $0.3 million, compared with $78.4 million in the prior-year period. The change was primarily due to the repayment of debt and the change in tax strategy discussed above.

Included in net cash provided by operating activities are accelerated defined benefit pension plan contributions of $50.0 million and $83.4 million, Chapter 11 expenses paid of $11.2 million and $9.9 million, and expenditures for asbestos-related environmental remediation of $4.4 million and $4.0 million in the nine months and prior-year period, respectively. These cash flows totaled $65.6 million and $97.3 million in the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2013, was $1,091.1 million, including $470.8 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $526.7 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2013. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead us to conclude that it is probable that such interest will be compromised.
See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the third quarter and nine months were $3.2 million and $9.9 million compared with $3.3 million and $9.9 million for the corresponding prior-year periods.
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
The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
(In millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Projected benefit obligation	$1,249.7	$235.4	$194.5	$1,355.8	$356.5	$363.4
Fair value of plan assets	1,279.9	269.2	164.3	1,176.1	—	—
Funded status (PBO basis)	$30.2	$33.8	$(30.2)	$(179.7)	$(356.5)	$(363.4)
_______________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $30.2 million as of September 30,

2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $30.2 million as of September 30, 2013. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $356.5 million at September 30, 2013, is unfunded. The combined balance of the underfunded and unfunded plans was $386.7 million as of September 30, 2013, and is presented as a liability on the Consolidated Balance Sheets as follows: $14.3 million in "other current liabilities"; $250.8 million included in "underfunded and unfunded defined benefit pension plans"; and $121.6 million in "liabilities subject to compromise."
On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes. During the third quarter, certain of our U.S. plans moved to fully-funded status.
Assets available to fund the approximately $1,146 million PBO of the U.S. advance-funded plans at September 30, 2013, were approximately $1,139 million, an increase of approximately $7 million from December 31, 2012, as a result of cash contributions and returns on plan assets, partially offset by benefit payments.
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
U.S. advance-funded plans	$—	$—	$50.0	$109.3
U.S. pay-as-you-go plans	1.4	1.4	4.2	4.2
Non-U.S. advance-funded plans	2.1	1.2	3.3	3.4
Non-U.S. pay-as-you-go plans	2.1	1.7	6.1	5.6
Total Cash Contributions	$5.6	$4.3	$63.6	$122.5
We made an accelerated contribution to our U.S. advance-funded plans of approximately $50 million in the first quarter.
Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $9.4 million to these plans during the nine months compared with $9.0 million during the prior-year period.
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
Postretirement Benefits Other Than Pensions
We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the third quarter and nine months was $1.2 million and $3.2 million, compared with $0.5 million and $3.1 million for the corresponding prior-year periods. We received Medicare subsidy payments of $0.3 million during the nine months compared with $2.0 million for the prior-year period. Our recorded liability for postretirement benefits of $58.4 million at September 30, 2013, is stated at net present value discounted at 4.25%. Under our proposed Joint Plan, these benefits would continue.
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
On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to the U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, we incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million is included in Adjusted EBIT.
As of September 30, 2013, our bolivar-denominated net monetary asset position was $29.6 million, and Bolivar-denominated sales were approximately 1% of sales for the nine months.
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2013, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

W. R. GRACE & CO. (Registrant)

Date: 11/7/2013	By:	/s/ ALFRED E. FESTA
Alfred E. Festa (Chairman and Chief Executive Officer)

Date: 11/7/2013	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 11/7/2013	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith