Form 10-K
period 2013-12-31
W R GRACE & CO
filed 2014-02-27
CIK 1045309

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 1-13953
W. R. GRACE & CO.

Delaware	65-0773649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7500 Grace Drive, Columbia, Maryland 21044-4098
(Address of principal executive offices) (Zip code)
(410) 531-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $84.04 as reported on the New York Stock Exchange was $6,435,601,758.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
At January 31, 2014, 77,063,385 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BYREFERENCE
None.

Grace®, Grace® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this report are trademarks, service marks or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries. RESPONSIBLE CARE® is a trademark, registered in the United States and/or other countries, of the American Chemistry Council. UNIPOL® is a trademark, registered in the United States and/or other countries, of The Dow Chemical Company or an affiliated company of Dow. W. R. Grace & Co.-Conn. and/or its affiliates are licensed to use the UNIPOL® and UNIPOL UNIPPAC® trademarks in the area of polypropylene.
Unless the context otherwise indicates, in this document the terms "Grace," "we," "us," "our" or "the Company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report.

PART I

Item 1.    BUSINESS
BUSINESS OVERVIEW
W. R. Grace & Co. is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through three operating segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications; Grace Materials Technologies, which includes packaging technologies and engineered materials used in consumer, industrial, and pharmaceutical applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. We entered the specialty chemicals industry in 1954, when we acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace is the successor to a company that began in 1854 and originally became a public company in 1953.
In 2001, Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On February 3, 2014, the joint plan of reorganization filed by Grace and certain other parties became effective, concluding Grace’s status as a debtor under Chapter 11.
On December 2, 2013, we completed the acquisition of the assets of the polypropylene licensing and catalysts business of The Dow Chemical Company for a cash purchase price of $500 million, subject to customary working capital and post-closing adjustments.
Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2013, we had approximately 6,700 global employees.
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications including:

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

•
Polyolefin catalysts and catalyst supports, for the production of polypropylene and polyethylene thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles; and chemical catalysts used in a variety of industrial, environmental and consumer applications; and

•	Gas-phase polypropylene process technology which provides our licensees with a reliable capability to manufacture polypropylene products for a broad array of end-use applications.
Grace Materials Technologies produces and sells specialty materials, coatings and sealants and related products used in coatings, consumer, industrial, pharmaceutical, and packaging applications including:

•	Silica-based engineered materials, including silica-based and silica-alumina-based materials, used in:

•
Coatings and print media applications, including functional additives that provide matting effects and corrosion protection for industrial and consumer coatings and media and paper products to enhance quality in ink jet coatings;

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

•
Pharmaceutical, life science and related applications including silica-based separation media, excipients and pharmaceutical intermediates; complementary purification products, chromatography consumables, and instruments; and CO2 adsorbents used in anesthesiology and mine safety applications; and

•
Packaging materials, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents; coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds; and scavenging technologies designed to reduce off-taste and extend the shelf-life of packaged products.

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

Global Scope
We operate our business on a global scale with approximately 71% of our 2013 sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Strategy Overview
Our strategy is to increase enterprise value by profitably growing our specialty chemicals and specialty materials businesses in the global marketplace and achieving high levels of efficiency and cash flow. To meet these objectives, we plan to:

•	invest in research and development activities, with the goal of introducing new high-performance, technically differentiated products and services and enhancing manufacturing processes and operations;

•	expand sales and manufacturing into emerging regions, including China, India, other economies in Asia, Eastern Europe, the Middle East and Latin America;

•	pursue selected acquisitions and alliances that complement our current product offerings or provide opportunities for faster penetration of desirable market or geographic segments; and

•
continue our commitment to process and productivity improvements and cost-management, such as rigorous controls on working capital and capital spending, integration of functional support services worldwide, and programs for improving operations and supply chain management.

CHAPTER 11 CASES
On April 2, 2001, Grace, along with 61 of our United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases were jointly administered under case number 01-01139. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the bankruptcy filing.
On February 3, 2014 (the “Effective Date”), the joint plan of reorganization (the “Joint Plan”) filed by Grace and certain other parties became effective, concluding Grace’s status as a debtor under Chapter 11.
Under the Joint Plan, two asbestos trusts have been established and funded under Section 524(g) of the Bankruptcy Code. The order of the Bankruptcy Court confirming the Joint Plan contains a channeling injunction which provides that all pending and future asbestos-related personal injury claims and demands are to be channeled for resolution to an asbestos personal injury trust, the PI Trust, and all pending and future asbestos-related property damage claims and demands (PD Claims), including property damage claims related to Grace’s former attic insulation product, ZAI, are to be channeled to a separate asbestos property damage trust, the PD Trust. The PD Trust has two accounts (the two accounts have separate trustees and their assets may not be commingled), the PD Account, in respect of non-ZAI PD Claims, and the ZAI PD Account, in respect of ZAI PD Claims.
The trusts are the sole recourse for holders of asbestos-related claims; the channeling injunctions prohibit them from asserting such claims directly against Grace.
Under the Joint Plan, Grace is obligated to make future payments to the PI Trust, the PD Trust in respect of PD Claims, and the PD Trust in respect of ZAI PD Claims.
The amounts that Grace is obligated to pay to the PI Trust are fixed, and include only deferred payments of $110 million per year for 5 years beginning in 2019, and $100 million per year for 10 years beginning in 2024. Grace has recorded a liability for these deferred payments.
The amounts that Grace is obligated to pay to the PD Trust in respect of non-ZAI PD Claims are not fixed. Grace is obligated to make payments to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed by the Bankruptcy Court during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims as it does not believe that payment on any such claims is probable.
The amounts that Grace is obligated to pay to the PD Trust in respect of ZAI PD Claims include a fixed amount and a capped contingent amount. Grace is obligated to make a fixed payment of $30 million to the ZAI PD Account on the third anniversary of the Effective Date, i.e., February 3, 2017. Grace is also obligated to make up to 10 contingent payments of $8 million per year to the ZAI PD Account during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the ZAI PD Account fall below $10 million during the preceding year. Grace has recorded a liability for the fixed deferred payment but has not recorded a liability for the contingent payments as it does not currently believe these payments are probable.
These obligations to the asbestos trusts are secured by Grace's obligation to issue 77,372,257 shares of Grace common stock to the asbestos trusts in the event of default.
See disclosure in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements for a detailed description of the Chapter 11 cases and the Joint Plan.
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
We focus our business on the following, which we believe are important competitive factors in the specialty chemicals and specialty materials industry:

•	value-added products, technologies and services, sold at competitive prices;

•	customer service, including rapid response to changing customer needs;

•	technological leadership (resulting from investment in research and development and technical customer service); and

•	reliability of product and supply.
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
The following table sets forth Catalysts Technologies sales of similar products as a percentage of Grace total revenue.

	2013		2012		2011
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Refining Catalysts	$832.4	27.2%	$986.8	31.3%	$1,077.5	33.5%
Polyolefin and Chemical Catalysts	291.6	9.5%	281.3	8.9%	269.8	8.4%
Total Catalysts Technologies Revenue	$1,124.0	36.7%	$1,268.1	40.2%	$1,347.3	41.9%
The following table sets forth Catalysts Technologies sales by region as a percentage of Catalysts Technologies total revenue.

	2013		2012		2011
(In millions)	Sales	% of Catalysts Technologies Revenue	Sales	% of Catalysts Technologies Revenue	Sales	% of Catalysts Technologies Revenue
North America	$359.8	32.0%	$382.1	30.1%	$462.4	34.3%
Europe Middle East Africa	459.2	40.9%	543.5	42.8%	600.2	44.5%
Asia Pacific	223.0	19.8%	256.9	20.3%	216.4	16.1%
Latin America	82.0	7.3%	85.6	6.8%	68.3	5.1%
Total Catalysts Technologies Revenue	$1,124.0	100.0%	$1,268.1	100.0%	$1,347.3	100.0%
Grace Catalysts Technologies—Refining Catalysts
FCC Catalysts
We are a global leader in developing and manufacturing fluid catalytic cracking, or FCC, catalysts and additives that enable petroleum refiners to increase profits by improving product yields, value and quality. Our FCC products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the gasoline that they produce.
Oil refining is a highly specialized discipline, and FCC catalysts must be tailored to meet local variations in crude oil and a refinery's product mix. We work regularly with our customers to identify the most appropriate catalyst formulations for their changing needs. We are dependent on the economics of the petroleum industry, specifically, the impacts of demand for transportation fuels and petrochemical products and crude oil supply, which affect the extent to which our customers utilize the available capacity of their refinery FCC units. In general, as a refinery utilizes more of its capacity, it needs a greater amount of FCC catalyst. In recent years global economic growth, especially in emerging regions, has increased the demand for transportation fuels, and our FCC catalysts and additives. Other factors may reduce the demand for petroleum-based transportation fuels such as weak economic conditions and high retail gasoline and diesel fuel prices. In addition, government policy that encourages the use of non-petroleum-based fuels, discourages the use of diesel fuel or encourages greater vehicular fuel economy may negatively affect demand for our FCC catalysts and additives.
Refinery feedstocks vary in quality from light to heavy, sweet to sour crude oil. Sweet crude feedstocks are typically more expensive than heavy crude and yield a greater proportion of high-value petroleum products. They also yield a lower proportion of residual oil, or "resid," which is generally the lowest-value feedstock contained in crude oil. Although heavy crude feedstocks with high resid content are typically less expensive than higher quality feedstocks, the processing of high-resid feedstocks is more difficult because of their relatively high metals, nitrogen and sulfur contamination and higher boiling points. We have designed our MIDAS® catalyst, IMPACT® catalyst, NEKTOR™ catalyst, and GENESIS® catalyst product portfolios to enable our customers to increase the efficiency and yield of high-resid feedstock refining.
During 2010, the People's Republic of China reduced its quotas on exports of the rare earths that we use in the manufacture of FCC catalysts, causing significant increases in global prices of rare earths in 2010 and early 2011. In response to these price increases, we developed our RESIDULTRA™ low-rare earth FCC catalyst and our REPLACER® product line of no-rare earth FCC catalysts to mitigate the higher cost of rare earths without sacrificing performance. Starting in the third quarter of 2011, global prices of rare earths declined rapidly and significantly. Since then, we have added rare earth to some of our FCC catalyst formulations because it improves the performance and value of the catalyst.
Many U.S. petroleum refiners have entered into consent decrees with the U.S. Environmental Protection Agency (EPA) under which the refiners have agreed to reduce emissions of nitrogen oxides and sulfur oxides. The European Union has also imposed requirements on refineries with respect to nitrogen oxides and sulfur oxides emissions. FCC units are generally the largest emitters of these pollutants in a refinery. Our additives are designed to assist refineries in meeting their obligations to reduce these pollutants. Our Super DESOX® additive reduces sulfur oxides emissions from commercial FCC units. During 2011, we also launched our two low rare earth versions of Super DESOX® additive. Our DENOX® additives are designed to achieve reductions in nitrogen oxides emissions comparable to those obtained from capital intensive alternatives available to a refinery, while our non-platinum-based combustion promoters XNOX® and CP®P enable refiners to control carbon monoxide emissions without increasing NOx.
Global economic growth, especially in emerging regions, has increased the demand for plastics. As a result, our refinery customers have sought increased profits from petrochemicals by increasing the yield of propylene from their FCC units. Our ZSM-5-based technology, including our OLEFINSMAX® and OLEFINSULTRA® additive products, is designed to maximize the propylene output of FCC units.
In recent years, many countries and regions, including the U.S., European Union, Russia, India and China have imposed or increased the regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur reduction targets including our D-PRISM® and GSR® additives and our SURCA® catalyst family.
Competition in FCC catalysts and additives is based on technology, product performance, customer service and price. Our principal global FCC catalyst competitors are Albemarle Corp. and BASF which, with Johnson Matthey, are also principal global competitors in FCC additives. We also have multiple regional competitors for FCC catalysts and additives.
Hydroprocessing Catalysts
We market hydroprocessing catalysts, primarily through ART, our joint venture with Chevron. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.
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
In early 2013, ART announced that it had obtained rights to sell hydrocracking and lubes hydroprocessing catalysts to licensees of Chevron Lummus Global and other petroleum refiners for unit refills. This arrangement is intended to streamline hydroprocessing catalyst supply and improve technical service for refining customers by establishing ART as the single point of contact for all their hydroprocessing catalyst needs.
Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Criterion, Albemarle, Haldor Topsoe, UOP and Axens are our leading global competitors in hydroprocessing catalysts. We also have multiple regional competitors.
Grace Catalysts Technologies—Polyolefin Catalysts, Catalyst Supports and Polypropylene Process Technology
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
Our non-phthalate CONSISTA® and traditional SHAC® catalysts along with CONSISTA® and ADT donors have been designed for the UNIPOL® gas-phase polypropylene process technology but are also adaptable to a variety of other polypropylene gas-phase and slurry-phase polymerization processes.
The polyolefin catalyst and supports industry is technology-intensive and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts and supports including PQ/INEOS, Albemarle, LyondellBasell, Univation and BASF, and most sell their products worldwide.
We are also a leading licensor of gas-phase polypropylene process technology to polypropylene manufacturers. Our UNIPOL® technology, acquired in 2013, is designed to have fewer moving parts and require less equipment than other competing technologies in order to reduce operating costs. This technology provides our licensees with a reliable capability to manufacture products for a broad array of end-use applications. The polypropylene process licensing industry is technology-intensive and licensors must adapt the technology and the related licenses to meet individual customer needs. The major competing polypropylene process licensor is LyondellBasell.
Grace Catalysts Technologies—Manufacturing, Marketing and Raw Materials
Our Catalysts Technologies products are manufactured by a network of globally coordinated plants. Our integrated planning organization is responsible for the effective utilization of our manufacturing capabilities.
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

We use a global direct sales force for our polyolefin catalysts, supports and technologies and chemical catalysts that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polymer and chemical producers to develop catalyst technologies that complement their process or application developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically operate under long-term contracts with our customers.
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
Prices for many of our raw materials, including metals and petroleum-based specialty and commodity materials such as resins and solvents, have been volatile in recent years. In response to increases in raw material costs, we generally take actions to mitigate the effect of higher costs including increasing prices, developing alternative formulations for our products and increasing productivity. In particular, during 2010, the People's Republic of China reduced its quotas on exports of the rare earths that we use in the manufacture of FCC catalysts, which significantly increased global prices. In response, in late 2010, we implemented rare earth surcharges on certain FCC catalysts that subsequently were removed in mid-2013 when the prices of these materials returned to stable levels. Rare earth surcharges increased sales by approximately $15 million, $110 million and $280 million in years 2013, 2012 and 2011, respectively. We also have taken other actions to reduce the impact of higher raw material costs on us and our customers.
As in many chemical businesses, we consume significant quantities of natural gas in the production of Catalysts Technologies products. World events and other economic factors have caused volatility in the price of natural gas. Increases or decreases in the cost of natural gas and raw materials can have a significant impact on our operating margins.
Grace Materials Technologies Operating Segment
Materials Technologies principally applies specialty silica, zeolite and resin technologies in the design and manufacture of products to create significant value for our diverse customer base. Our customers include coatings manufacturers, consumer product manufacturers, plastics manufacturers, producers of rigid food and beverage packaging, and pharmaceutical companies. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products that help our customers create value in their markets.
The following table sets forth Materials Technologies sales of similar products as a percentage of Grace total revenue.

	2013		2012		2011
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Engineered Materials	$494.4	16.2%	$478.3	15.1%	$500.5	15.6%
Packaging Products	384.1	12.5%	384.3	12.2%	372.1	11.6%
Total Materials Technologies Revenue	$878.5	28.7%	$862.6	27.3%	$872.6	27.2%

The following table sets forth Materials Technologies sales by region as a percentage of Materials Technologies total revenue.

	2013		2012		2011
(In millions)	Sales	% of Materials Technologies Revenue	Sales	% of Materials Technologies Revenue	Sales	% of Materials Technologies Revenue
North America	$176.7	20.1%	$174.0	20.2%	$173.1	19.8%
Europe Middle East Africa	367.8	41.9%	362.4	41.9%	378.6	43.4%
Asia Pacific	197.4	22.5%	185.9	21.6%	184.1	21.1%
Latin America	136.6	15.5%	140.3	16.3%	136.8	15.7%
Total Materials Technologies Revenue	$878.5	100.0%	$862.6	100.0%	$872.6	100.0%
Grace Materials Technologies—Silica-based Materials
We provide enabling technologies that are silica- and silica-alumina-based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-aluminas, for a wide variety of applications. Our product portfolio includes:

Application	Use	Key Brands
Coatings and Print Media	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
Consumer	Toothpaste abrasives and thickening agents, free-flow agents, anticaking agents, tabletting aids, cosmetic additives and flavor carriers	SYLOID® FP, SYLODENT®, SYLOID®, SYLOBLANC®, ELFADENT®, SYLOSIV®
	Edible oil refining agents, beer stabilizers and clarification aids for beer, juices and other beverages	DARACLAR®, TRISYL®
Industrial	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Adsorbents for dual pane windows and industrial applications, desiccant granules, beads, powders and bags and polyurethane moisture scavengers	PHONOSORB®, SYLOBEAD®, SYLOSIV®, CRYOSIV®, SAFETYSORB®
	Chemical metal polishing aids and formulations for chemical mechanical planarization/electronics applications	LUDOX®, POLIEDGE®
	Polymer additives for producers and processors of plastic products that prevent layers of polymer film from sticking together, improve dispersal of pigments and ease removal from molds	SYLOBLOC®
	Process adsorbents used in petrochemical and natural gas processes for such applications as ethylene-cracked-gas-drying, natural gas drying and sulfur removal	SYLOBEAD®
Discovery Sciences	Flash chromatography systems and consumables	REVELERIS®, REVEALX™, GRACERESOLV™
	Preparative scale purification products including media, column hardware, and equipment	DAVISIL®, VYDAC®, MODCOL®, SPRING®, MULTIPACKER®
	Pharmaceutical excipients and intermediates	SYLOID® FP
	Analytical scale high performance liquid chromatography (HPLC) columns and detectors	VISIONHT®, VYDAC®, ALLTECH®, ALLTIMA®
	CO2 adsorbents for anesthesiology and re-breathing applications	SODASORB®
	Fine chemical intermediates	SYNTHETECH®

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
Our silica-based engineered materials sales are global. There are many manufacturers of engineered materials that market their products on a global basis including Evonik, PQ/INEOS, and UOP. Competition is generally based on product performance, technical service and reliability, price, and additional value-added features to address the needs of our customers, end-users and brand owners. Our discovery sciences products compete on the basis of product quality, distinct technology and customer support. Competition for these products is highly fragmented with a large number of companies that sell their products on a global and regional basis, although a number of companies, such as Waters Corporation, Agilent Technologies and Thermo-Fisher, have a substantial global position and a relatively large installed customer base.
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
Our packaging products are designed to address major industry trends such as lighter weight packaging, lower energy consumption, personal convenience, and highly individualized packaging. Our growth is driven by innovation of higher performing products, continuous development of new applications, increasing demand for sustainability and rising disposable income in emerging regions. We seek to capitalize upon our technical customer service, global infrastructure and expertise in global regulatory compliance (including food law compliance) to enhance our growth, especially in emerging regions. We also seek to develop and introduce new products that add additional value to the current and future needs of our customers, such as our introduction of products with oxygen scavenging functionality.
Our packaging products sales are global. There are many manufacturers of packaging products that market their products on a global basis including Altana, Akzo Nobel, PPG and Valspar. Competition is generally based on product performance, technical service and reliability, price and additional value-added features to address the needs of our customers, end-users and brand owners.
Grace Materials Technologies—Manufacturing, Marketing and Raw Materials
Our Materials Technologies products are manufactured by a network of globally integrated plants that are positioned to service our customers regionally. Our packaging products are manufactured in both large facilities to permit economies of scale and a network of smaller operations that enable customization to local market conditions. Our integrated planning organization is responsible for the effective utilization of our manufacturing capabilities.

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
The principal raw materials for Materials Technologies products include sodium silicate, solvents, resins, latexes (including certain food-grade raw materials) and rubber. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.
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
The following table sets forth Construction Products sales of similar products as a percentage of Grace total revenue.

	2013		2012		2011
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Specialty Construction Chemicals	$688.0	22.5%	$680.7	21.6%	$656.6	20.5%
Specialty Building Materials	370.2	12.1%	344.1	10.9%	335.4	10.4%
Total Construction Products Revenue	$1,058.2	34.6%	$1,024.8	32.5%	$992.0	30.9%

The following table sets forth Construction Products sales by region as a percentage of Construction Products total revenue.

	2013		2012		2011
(In millions)	Sales	% of Construction Products Revenue	Sales	% of Construction Products Revenue	Sales	% of Construction Products Revenue
North America	$423.2	39.9%	$411.5	40.2%	$406.3	41.0%
Europe Middle East Africa	260.9	24.7%	269.7	26.3%	281.6	28.4%
Asia Pacific	233.7	22.1%	217.5	21.2%	198.8	20.0%
Latin America	140.4	13.3%	126.1	12.3%	105.3	10.6%
Total Construction Products Revenue	$1,058.2	100.0%	$1,024.8	100.0%	$992.0	100.0%
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
		Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	BITUTHENE®, PROCOR®, PREPRUFE®, ADPRUFE®, HYDRODUCT®, PERM-A-BARRIER®, ADCOR®ES, SILCOR®
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas, including fully adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	ICE & WATER SHIELD®, TRI-FLEX®, VYCOR®
Remedial waterproofing	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors, municipalities and other owners of large infrastructure facilities	DENEEF® HYDRO ACTIVE® Cut, DENEEF® AC-400, DENEEF® SWELLSEAL® WA, DENEEF® MC-500™
Fire protection	Fire protection products spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	MONOKOTE®
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
Since we manufacture a substantial portion of our construction products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar and the euro may adversely affect our raw material costs and the prices we may charge for our products.

The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily driven by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically. Although these strategies have been successful in reducing the impact of cyclicality, the decline in U.S. and European construction activity since 2007 has had a negative impact on our sales.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for 2013, 2012 and 2011 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 20 (Operating Segment Information) to the Consolidated Financial Statements, which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).
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
Research and development expenses were approximately $65 million in 2013 and 2012 and $69 million in 2011. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods. Grace also conducts research and development activities with our ART joint venture, which is not included in the amounts above.
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
We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2014 and 2015, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year (In millions)	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
2011	$58	$6	$12
2012	61	9	13
2013	59	17	14
2014	59	19	18	*
2015	60	10	7	*
_______________________________________________________________________________

*
Amounts are based on site remediation matters for which sufficient information is available to estimate remediation costs. We do not have sufficient information to estimate all of Grace's possible future remediation costs. As we receive new information, our estimate of remediation costs may change materially.

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
EMPLOYEE RELATIONS
As of December 31, 2013, we employed approximately 6,700 persons, of whom approximately 2,700 were employed in the United States. Of our total employees, approximately 4,700 were salaried and 2,000 were hourly.
Approximately 750 of our manufacturing employees in the United States are represented for collective bargaining purposes by nine different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.
We have works councils representing the majority of our European sites serving approximately 1,400 employees.
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
The length and depth of product and industry business cycles in our segments may result in periods of reduced sales, earnings and cash flows, and portions of our business are subject to seasonality and weather-related effects.
Our operating segments are sensitive to the cyclical nature of the industries they serve. Our construction business is cyclical in response to economic conditions and construction demand and is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Sales of our FCC catalysts tend to be lower in the first calendar quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. Our packaging products are affected by seasonal and weather-related factors including the consumption of beverages and the size and quality of food crops.
The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We operate our business on a global scale with approximately 71% of our 2013 sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, the Middle East, Africa, Asia and Latin America. We expect non-U.S. sales to continue to represent a substantial majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:

•	commercial agreements may be more difficult to enforce and receivables more difficult to collect;

•	intellectual property rights may be more difficult to enforce;

•	increased shipping costs, disruptions in shipping or reduced availability of freight transportation;

•	we may have difficulty transferring our profits or capital from foreign operations to other countries where such funds could be more profitably deployed;

•	we may experience unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	some foreign countries have adopted, and others may impose, additional withholding taxes or adopt other restrictions on foreign trade or investment, including currency exchange and capital controls;

•	foreign governments may nationalize private enterprises;

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
We are exposed to currency exchange rate risk through our U.S. and non-U.S. operations. Changes in currency exchange rates may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same region and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. When the U.S. dollar strengthens against other currencies, at a constant level of business, our reported sales, earnings, assets and liabilities are reduced because the non-U.S. currencies translate into fewer U.S. dollars.
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
We use petroleum-based materials, metals, natural gas and other materials in the manufacture of our products. Prices for these materials are volatile and can have a significant effect on our pricing, sales, manufacturing and supply chain strategies as we seek to maximize our profitability. In 2012 and 2011, our Grace Catalysts Technologies sales were affected by significant increases in the prices of the rare earths used in the manufacture of our FCC catalysts. In response, we implemented surcharges on our FCC catalysts. In the 2011 third quarter, rare earth prices reached a peak and have since declined significantly. As a result, the amount of our surcharges has decreased with a corresponding decrease in sales. In 2013 and 2012, respectively, the negative effect of lower rare earth surcharges on sales was approximately $97 million and $170 million compared with the respective prior year. Our ability to successfully adjust strategies in response to volatile raw material and energy prices is a significant factor in maintaining or improving our profitability. If we are unable to successfully adjust our strategies in response to volatile prices, such volatility could have a negative effect on our sales and earnings in future periods.
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

If we are not able to continue our technological innovation and successful introduction of new products, our customers may turn to other suppliers to meet their requirements.
The specialty chemicals industry and the end-use markets into which we sell our products experience ongoing technological change and product improvements. A key element of our business strategy is to invest in research and development activities with the goal of introducing new high-performance, technically differentiated products.  We may not be successful in developing new technology and products that successfully compete with products introduced by our competitors, and our customers may not accept, or may have lower demand for, our new products. If we fail to keep pace with evolving technological innovations or fail to improve our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.
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
We are subject to environmental clean-up costs, fines, penalties and damage claims that have been and continue to be costly.
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
We require liquidity to service our debt and to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses.
Our ability to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses, including repayment of our debt, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot be certain that our businesses will generate sufficient cash or that future borrowings will be available to us in amounts sufficient to fund all of our requirements. If we are unable to generate sufficient cash to fund all of our requirements, we may need to pursue one or more alternatives, such as to:

•	reduce or delay planned capital expenditures, research and development spending or acquisitions;

•	obtain additional financing or restructure or refinance all or a portion of our debt on or before maturity;

•	sell assets or businesses; and

•	sell additional equity.
Any reduction or delay in planned capital expenditures, research and development spending or acquisitions or sale of assets or businesses may materially and adversely affect our future revenue prospects. In addition, we cannot be certain that we will be able to raise additional equity capital, restructure or refinance any of our debt or obtain additional financing on commercially reasonable terms or at all.
Our indebtedness may adversely affect our business, financial condition and operating results.
Our indebtedness may have material adverse effects on our business, including to:

•
require us to dedicate a substantial portion of our cash to payments on our debt, thereby reducing the availability of cash to fund working capital, capital expenditures and other general operating requirements;

•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

•
limit our flexibility to plan for, or react to, changes in our business and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations with respect to our outstanding debt; and

•	increase our vulnerability to adverse general economic and industry conditions, including recessions.
If we incur additional debt, the risks related to our indebtedness may intensify.
We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2013, were approximately $1,145 million, or approximately $52 million less than the measured pension benefit obligation on a U.S. GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
Our obligation to make payments to the PD Trust in respect of asbestos PD Claims (other than ZAI PD Claims) is not capped and we may be obligated to make additional payments.
Under the Joint Plan, an asbestos property damage trust has been established and funded under Section 524(g) of the Bankruptcy Code. The order of the Bankruptcy Court confirming the Joint Plan contains a channeling injunction which provides that all pending and future asbestos-related property damage claims and demands, PD Claims, can only be brought against the PD Trust. The PD Trust contains two accounts. One of these accounts, the PD Account, is funded solely in respect of PD Claims other than those PD Claims related to our former ZAI attic insulation product. Unresolved and future non-ZAI PD Claims are to be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such PD claims are determined to be allowed claims, are to be paid in cash by the PD Trust. We are obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if any) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount we are required to pay under the PD Obligation is not capped so we may have to make additional payments to the PD Account in respect of the PD Obligation. We are also obligated to make up to 10 contingent deferred payments to the PD Trust of $8 million during the 20-year period beginning on the fifth anniversary of the effective date, i.e. February 3, 2019, in respect of ZAI PD Claims in the event the ZAI PD Account's assets fall below $10 million in the preceding year. We have accrued liabilities for probable PD Claims expected to be resolved after emergence from bankruptcy, but have not accrued any liability for the contingent ZAI PD payments as we do not believe they are probable.
Our ability to use tax deductions to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income.
Our ability to use future tax deductions, including net operating losses and deductions for the payments required by the Joint Plan (including the deferred payments), may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in the U.S. Our certificate of incorporation provides that under certain circumstances, our Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders in order to preserve these future tax deductions.
We intend to pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions and even if completed, the transactions may involve a number of risks that may materially and adversely affect our business, financial condition and results of operations.
We have recently completed a number of acquisitions that we believe will contribute to our future success. We intend to continue to pursue opportunities to buy other businesses or technologies that could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of management's attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	failure of the acquired business to achieve expected operational objectives; and

•	our possible inability to achieve the intended objectives of the transaction.
In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or their employees. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.
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
As of December 31, 2013, we had approximately 6,700 global employees. Approximately 750 of our approximately 2,700 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers' councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.

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
We do not pay cash dividends on our common stock.
We have not paid a dividend on our common stock since 1997. Our Board of Directors has made no determination as to whether or when we will begin paying cash dividends. Until we begin paying dividends on our common stock, investors will have to rely on stock appreciation for a return on their investment.
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

	Number of Facilities*
	North America	Europe Middle East Africa	Asia Pacific	Latin America	Total
Catalysts Technologies	9	3	1	—	13
Materials Technologies	7	10	8	4	29
Construction Products	17	14	24	10	65
______________________________________________________________________________
*    Shared facilities are counted in all applicable operating segments. The total number of facilities included in the above table, without regard to sharing amongst operating segments, is 94.
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

We own all of our major manufacturing plants. As for the remainder of our facilities, we either own, lease or hold them under a land lease arrangement. By number of facilities on a regional basis: in North America, we primarily own our facilities; in Europe, Middle East and Africa, we have a relatively even distribution between owned and leased facilities; and in Asia Pacific and Latin America, we lease the majority of our facilities.
In connection with our credit agreement, we have agreed to execute security agreements with respect to certain of our larger United States facilities in the following locations: Chicago, Illinois; Lake Charles, Louisiana; Baltimore and Columbia, Maryland; Albany, Oregon; and Mount Pleasant, Tennessee. For a description of our credit agreement see Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 8 (Debt) to the Consolidated Financial Statements.
Item 3.    LEGAL PROCEEDINGS
CHAPTER 11 PROCEEDINGS
Disclosure provided in this Report in Item 1 (Business) under the caption "Chapter 11 Cases" and in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 1 (Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies under the caption "Chapter 11 Proceedings") and Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements is incorporated herein by reference.
ASBESTOS LITIGATION
Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements is incorporated herein by reference.
ENVIRONMENTAL INVESTIGATIONS AND CLAIMS
Disclosure provided in this Report in Item 1 (Business) under the caption "Environment, Health and Safety Matters" and Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 13 (Commitments and Contingent Liabilities under the caption "Environmental Remediation") to the Consolidated Financial Statements is incorporated herein by reference.
SETTLEMENT RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES
In September 2000, Grace was named in a purported class action suit filed in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius Medical Care Holdings, Inc. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. After Abner, and prior to the Chapter 11 filing, two other similar class actions were filed. These lawsuits had been stayed as a result of Grace's Chapter 11 filing. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air and Fresenius on behalf of Grace's bankruptcy estate. In November 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with these committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. On the Effective Date, under the terms of the Joint Plan and the Fresenius settlement and the Sealed Air settlement, Fresenius and Cryovac, Inc., a wholly-owned subsidiary of Sealed Air, made payments to the asbestos trusts as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements which description is incorporated herein by reference. Under the terms of the Joint Plan and the settlement agreements, the class action lawsuits have been dismissed with prejudice.
TAX CLAIMS
Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 10 (Income Taxes) to the Consolidated Financial Statements is incorporated herein by reference.

OTHER CLAIMS RECEIVED PRIOR TO THE CHAPTER 11 CLAIMS BAR DATE
Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements is incorporated herein by reference.
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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Except as provided below, the disclosure required by this Item appears in this Report in: Item 6 (Selected Financial Data); under the heading "Selected Financial Data" opposite the caption "Other Statistics—Common shareholders of record" in the Financial Supplement; Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement in Note 17 (Shareholders' Equity) and Note 23 (Quarterly Summary and Statistical Information (Unaudited) opposite the caption "Market price of common stock") to the Consolidated Financial Statements; and Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) under the caption "Equity Compensation Plan Information", and such disclosure is incorporated herein by reference.
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
The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights expire on March 30, 2018.
This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which has been filed with the SEC.

DIVIDENDS ON GRACE COMMON STOCK
We have not paid a dividend on our common stock since 1997. Our Board of Directors has made no determination as to whether or when we will begin paying cash dividends. Although our Credit Agreement (as described in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 8 (Debt) to the Consolidated Financial Statements and filed as an exhibit to this Report), our deferred payment agreements with the asbestos trusts (as described in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements and filed as exhibits to this Report) and our guarantee agreements with the asbestos trusts (filed as exhibits to this Report) contain certain restrictions on the payment of dividends on, and redemptions of, equity interests and other restricted payments, we believe that such restrictions do not currently materially limit our ability to pay dividends and we do not believe that such restrictions are likely to limit materially our future payment of dividends.
Share Repurchase Program
On February 4, 2014, we announced that the Board of Directors has authorized a share repurchase program of up to $500 million expected to be completed over the next 12 to 24 months at the discretion of management. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace’s shares and general market and economic conditions. Repurchased shares will be held in treasury. There is no guarantee as to the number of shares that will be repurchased and the share repurchase program may be extended, suspended or discontinued at any time without notice.
STOCK TRANSFER RESTRICTIONS
Under the terms of our Certificate of Incorporation, as approved by the Bankruptcy Court as part of the confirmation of the Joint Plan, in order to preserve significant tax benefits which are subject to elimination or limitation, the Board of Directors has the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders. Imposing such restrictions requires at least a 25% ownership shift to occur (as determined under Internal Revenue Code regulations) and at least a two-thirds vote of all of the directors. These restrictions would generally not limit the ability of a person that holds less than 5% of Grace common stock after emergence to either buy or sell stock on the open market.
This summary does not purport to be complete and is qualified in its entirety by reference to the Certificate of Incorporation, which has been filed with the SEC as Exhibit 3.1 to this Report.
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
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our global operations, raw materials and energy requirements, and debt obligations expose us to various market risks. We use derivative financial instruments to mitigate certain of these risks. The following is a discussion of our primary market risk exposures, how those exposures are managed, and certain quantitative data pertaining to our market risk-sensitive instruments.

Currency Exchange Rate Risk
Because we do business in over 40 countries, our results of operations are exposed to changes in currency exchange rates. We seek to minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, we use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. We do not hedge translation exposures that are not expected to affect cash flows in the near-term. Significant uses of derivatives to mitigate the effects of changes in currency exchange rates are as follows:
In November 2007, we executed intercompany loans in the aggregate amount of €250 million between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loans, our U.S. subsidiary entered into a series of currency forward contracts in order to fix the dollar/euro exchange rate that will apply to convert the euro principal payments to dollars. The total amount outstanding under the intercompany loans was €194.5 million as of December 31, 2013 (approximately $268.2 million). Currency fluctuations on these loans and the related forward contracts are recorded as components of operating results. The intercompany loans were repaid, and the related forward contracts were settled, when we emerged from bankruptcy.
The following tables provide information about our significant currency forward exchange agreements as of December 31, 2013 and 2012, specifically, the notional, or contract, amounts (in millions of U.S. dollars), and weighted average exchange rates (U.S. dollars to euros) by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts, and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

	Euro Forward Contracts—December 31, 2013 Expected Maturity Date
Currency Forward Exchange Agreements	2014	Fair Value
Contract amount	$261.3	$(6.9)
Average contractual exchange rate	1.34	N/A

	Euro Forward Contracts—December 31, 2012 Expected Maturity Date
Currency Forward Exchange Agreements	2013	Fair Value
Contract amount	$252.5	$(4.9)
Average contractual exchange rate	1.30	N/A
Commodity Price Risk
We operate in markets where the prices of raw materials and energy are commonly affected by cyclical movements of the economy and other economic factors. The principal raw materials used in our products include rare earths, molybdenum, sodium silicate, olefins, resins, caustic, aluminum, sodium aluminate, rubber, alumina, nickel, cobalt carbonate, kaolin, gypsum and latices. Natural gas is the largest single energy source that we purchase. These commodities are generally available to be purchased from more than one supplier. In order to minimize the risk of increasing prices on certain raw materials and energy, we use a centralized supply chain organization for procurement in order to improve purchasing activities. We have a risk management committee to review proposals to hedge purchases of raw materials and energy.
We have implemented a risk management program under which our goal is to hedge natural gas and aluminum supply in a way that provides protection against price volatility of the natural gas and aluminum markets. In order to mitigate volatile natural gas prices, we have entered into both fixed price swaps and options contracts to hedge a portion of our U.S. natural gas requirements. Additionally, in order to mitigate volatile aluminum prices, we have entered into fixed price swaps to hedge a portion of our U.S. aluminum requirements.
The following tables provide information about our commodity derivatives. For natural gas commodity derivatives, contract volumes, or notional amounts, are presented in millions of MMBtu (million British thermal units), weighted average contract prices are presented in U.S. dollars per million MMBtu, and the total contract amount and fair value are presented in millions of U.S. dollars. For aluminum commodity derivatives, contract volumes, or notional amounts, are presented in millions of pounds, weighted average contract prices are presented in U.S. dollars per pound, and the total contract amount and fair value are presented in millions of U.S. dollars. The fair values of the commodity derivative contracts represent the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes. All commodity derivative instruments mature within 12 months.

	Commodity Derivatives—December 31, 2013
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	0.3	$4.44	$1.2	$—
Aluminum swaps	1.4	$0.89	$1.2	$(0.1)

	Commodity Derivatives—December 31, 2012
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	2.8	$3.60	$10.2	$(0.3)
Aluminum swaps	3.0	$0.96	$2.8	$0.1
The fair value of commodity derivative contracts is presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.
The following tables provide information about our natural gas option contracts. Contract volumes, or notional amounts, are presented in millions of MMBtu (million British thermal units), both strike prices and futures trading prices are presented in U.S. dollars per million MMBtu, and the fair value is presented in millions of U.S. dollars. The fair values of the natural gas option contracts represent the excess of the futures trading price (market price) over the strike price multiplied by the nominal contract volumes. All natural gas option contracts mature within 18 months.

	Natural Gas Option Contracts—December 31, 2013
Type of Contract	Contract Volumes	Strike Price	Futures Trading Price	Fair Value
Natural gas options	7.1	$5.00	$ 4.01 - 4.41	$—
The fair value of the natural gas option contracts is presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets. The premium paid for the call options is presented at amortized cost in other assets and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets. As of December 31, 2013, the unamortized call option premium was $0.8 million.
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
Interest Rate Risk
Interest rate fluctuations directly affect interest expense on our variable-rate debt.
As of December 31, 2013, we did not use derivative instruments to mitigate interest rate risk. However, in connection with our emergence financing, we entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of term debt at 4.643%.
See Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 9 to the Consolidated Financial Statements for additional disclosure around market risk, which disclosure is incorporated herein by reference.

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
There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers as of December 31, 2013, are listed below. Our Certificate of Incorporation provides for the division of the Board of Directors into three classes, each to serve for a three-year term or until their respective successors are elected. Executive officers are elected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected.

Name and Age*	Office	First Elected	Current Term Ends at Annual Meeting in:
H. Furlong Baldwin (82)	Class III Director	01/16/02	2017
Ronald C. Cambre (75)	Class II Director	09/01/98	2016
Alfred E. Festa (54)	Class III Director Chairman of the Board Chief Executive Officer	09/08/04 01/01/08 06/01/05	2017
Marye Anne Fox (66)	Class I Director	05/10/96	2015
Janice K. Henry (62)	Class I Director	01/18/12	2015
Jeffry N. Quinn (55)	Class II Director	11/07/12	2016
Christopher J. Steffen (72)	Class III Director Lead Independent Director	11/01/06 06/28/12	2017
Mark E. Tomkins (58)	Class I Director	09/06/06	2015
Hudson La Force III (49)	Senior Vice President & Chief Financial Officer	04/01/08	—
Gregory E. Poling (58)	President and Chief Operating Officer	11/03/11	—
Mark A. Shelnitz (55)	Vice President, General Counsel & Secretary	04/27/05	—
Pamela K. Wagoner (50)	Vice President & Chief Human Resources Officer	07/13/09	—
Keith N. Cole (55)	Vice President, Government Relations and Environment, Health and Safety	02/10/14	—
_______________________________________________________________________________
*    Mr. John F. Akers resigned from the Board of Directors and all committees effective January 17, 2014.
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
Ms. Henry served as Senior Vice President and Treasurer until 2006 and Chief Financial Officer until 2005 of Martin Marietta Materials, Inc.; after her retirement in 2006, she provided consulting services to Martin Marietta Materials, Inc. until 2009. Ms. Henry is also a director of Cliffs Natural Resources Inc. Ms. Henry served as a director of North American Galvanizing and Coatings, Inc. until its acquisition in 2010 by AZZ Incorporated and as a director and chair of the audit committee of Inco Limited until its acquisition in 2006 by CVRD. Ms. Henry brings to the Board her substantial experience in financial and accounting leadership, including acquisitions and capital structuring, gained as an officer of a chemicals and materials manufacturer. She also has significant governance and oversight experience from her service on public and private corporate boards.
Mr. Quinn is Chairman and Chief Executive Officer of The Quinn Group LLC, a diversified holding company with investments in the industrial, active lifestyle, and entertainment sectors, and Quinpario Partners LLC, an investment and operating firm in the performance materials and specialty chemical sectors, each of which he formed in July 2012. Since May 2013, Mr. Quinn has served as President, Chief Executive Officer and Chairman of the Board of Quinpario Acquisition Corp., a blank check company formed in 2013. Mr. Quinn served as President and Chief Executive Officer from 2004 and Chairman from 2006 of Solutia Inc., a global leader in specialty chemicals until its sale in July 2012 to Eastman Chemical Company. Mr. Quinn joined Solutia as an executive officer in January 2003, serving as Senior Vice President, General Counsel, Secretary and, from June 2003, Chief Restructuring Officer. Solutia filed for Chapter 11 bankruptcy protection in December 2003 and emerged from bankruptcy protection in February 2008. Prior to that, Mr. Quinn served as Executive Vice President of Premcor, Inc. and Senior Vice President, General Counsel and Secretary of Arch Coal Inc. Mr. Quinn is also a director of Tronox Limited and Ferro Corporation. Mr. Quinn brings to the board his extensive senior level executive leadership experience in diverse industries and his broad experience in a wide range of functional areas, including strategic planning, mergers and acquisitions, human resources, and legal and governmental affairs. He also has extensive experience in board processes and governance.
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
Mr. Tomkins most recently served as Senior Vice President and Chief Financial Officer of Innovene, a petrochemical and oil refining company controlled by BP that is now part of the INEOS Group, from 2005 until 2006. He served as Chief Financial Officer of Vulcan Materials Company from 2001 to 2005 and CFO of Great Lakes Chemical (now Chemtura) from 1998 to 2001. Prior to joining Great Lakes Chemical, Mr. Tomkins held various mid- and upper-level financial positions with AlliedSignal (now Honeywell) and Monsanto Company. Mr. Tomkins is a certified public accountant. Mr. Tomkins is a director of Elevance Renewable Sciences Inc., a privately held renewable polymer and energy company and, until 2012, he served as a director of CVR Energy, Inc. He is currently a private investor. With his background as a Chief Financial Officer of multiple public companies,

Mr. Tomkins brings to the Board his intimate knowledge of the global chemicals and petroleum industry and his experience overseeing finance and business development in major corporations. Mr. Tomkins also has substantial governance and oversight experience developed as a director of multiple public companies.
Messrs. Poling, La Force and Shelnitz have been actively engaged in Grace's business for the past five years.
Ms. Wagoner joined Grace in 2009 as Vice President and Chief Human Resources Officer. From 2003 until she joined Grace, she was Senior Vice President, Human Resources at Host Hotels & Resorts, Inc.
Mr. Cole joined Grace in 2014 as Vice President, Government Relations and EHS. From 2002, until he joined Grace, he held leadership positions in government relations and public policy for General Motors Corporation.
Audit Committee
We have a standing Audit Committee established in accordance with the provisions of the Securities Exchange Act of 1934, as amended. The Committee members are H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, Janice K. Henry, Jeffry N. Quinn, Christopher J. Steffen and Mark E. Tomkins, each of whom meets the independence standards of the SEC and New York Stock Exchange. Mr. Tomkins serves as Chair of the Audit Committee. The Board of Directors has determined that all Audit Committee members are audit committee financial experts as defined by SEC regulations. A complete description of the responsibilities of the Audit Committee is set forth in the Grace Audit Committee Charter which is available on the Internet at www.grace.com/About/Leadership/Governance/.
Other Committees
We have standing Nominating and Governance, Compensation and Corporate Responsibility Committees. The members of each of these committees are H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, Janice K. Henry, Jeffry N. Quinn, Christopher J. Steffen and Mark E. Tomkins, each of whom meets the independence standards of the New York Stock Exchange. Mr. Steffen serves as Chair of the Nominating and Governance Committee, Mr. Quinn serves as Chair of the Compensation Committee and Dr. Fox serves as Chair of the Corporate Responsibility Committee. A complete description of the responsibilities of the Board committees is set forth in their respective committee charters which are available on the Internet at www.grace.com/About/Leadership/Governance/.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2013.
Code of Ethics for Principal Officers
The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. We granted no waivers to these policies during 2013. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Summary
The Committee looks to reward strong business performance with pay that will continue to attract, retain and motivate a qualified management team. We believe that this pay for performance link is an attractive component of our compensation and one that we strengthened in 2013.

Compensation Changes for 2013

•
Performance Based Units-We revised our long-term incentive program, which was made up entirely of stock options in 2012, such that 50% of the award value is made up of shares of Grace common stock that are subject to both time-based and performance-based vesting criteria and 50% of the award value is made up of stock options. This change was made to provide a stronger link between Grace performance and executive pay.

•
Stock Ownership Guidelines-We implemented guidelines that Grace directors and certain Grace executives maintain an ownership position in Grace common stock that is a multiple of their cash retainer for Grace directors or pay for officers.

•
Director Compensation-We revised our director compensation program to better align pay with shareholder interests by eliminating meeting fees and including a recurring annual grant of Grace common stock as a portion of the annual retainer that was previously paid entirely in cash.

The principal components of pay under our executive compensation program are annual base salary, annual cash incentive awards and long-term incentive awards, which consisted of both stock options and performance based units, or PBUs, in 2013. We use this mix of fixed and variable pay components with different payout forms (cash, stock and stock options) to reward annual and sustained performance. These components afford the Committee the necessary flexibility to recognize management.
The measures used by the Grace Compensation Committee to assess our performance for purposes of determining annual cash incentive awards for executive officers are based on our annual operating plan goals and are directly tied to the pay outcomes of our executive officers. For the 2013 Annual Incentive Compensation Plan (AICP), we used the following metrics to quantify performance:

•	Adjusted Earnings Before Interest and Taxes (Adjusted EBIT) (weighted 75%) This metric is the primary performance measure for the AICP and has been over the past several years.

•
Working Capital Days (weighted 25%) This metric measures the change in the average Working Capital Days for the three months ending December 31, 2013, from the average Working Capital Days for the prior year quarter. Working Capital Days is the sum of the average days that accounts receivable from sales are outstanding before collection and the average days inventory is held before sale less the average days accounts payable are outstanding before payment. This metric is designed to assess operational excellence and improvements in working capital management as Grace continues to integrate its operations on a global basis.

Based on our 2013 business model and operational and growth initiatives, we believe these measures best reflect our ability to grow our businesses profitably and maximize operational efficiency and cash flow. They also allow us to provide meaningful incentives that are competitive in our industry, encouraging our executives to drive sustained results and long-term shareholder value.
CEO Pay At-A-Glance
Mr. Festa's Total Direct Compensation (TDC) for 2013 was $5,049,669, a decrease of (24.2)% compared with the prior year. The chart below shows the components of pay awarded compared with the prior year. For more details about the structure of Mr. Festa's compensation, see "Summary Compensation Table."

Compensation Element	2013 ($)	2012 ($)	Percentage Increase (Decrease) in Compensation Element (%)
Base Salary	975,000	975,000	—
Annual Cash Incentive	243,750	848,250	(71.3)
Long-term Cash Incentive	—	1,499,985	—
Fair Market Value of Option Grant	1,761,324	2,381,400	(26.0)
Fair Market Value of PBU Grant	1,849,992	—	—
Increase in Pension Value	57,000	798,000	(92.9)
Other Compensation	162,603	162,811	(0.1)
Total	5,049,669	6,665,446	(24.2)
Overview
The Board of Directors has designated the five officers named in the Summary Compensation Table as executive officers. The executive officers include our Chief Executive Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer (CFO) and vice presidents in charge of principal functions or who have policy-making authority. The Board of Directors has delegated authority for approving and administering the compensation plans for executive officers and other members of senior management to the Compensation Committee. The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee.
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
The committee receives advice and legal and administrative assistance from our human resources department, legal services group and the Board's outside counsel in meeting its responsibilities. The committee also has authority to retain other outside advisors. During 2013, the committee retained the services of Towers Watson, a human resources consulting firm, after reviewing its independence from management, and we expect the committee to continue working with Towers Watson during 2014. During 2012, the committee instructed Towers Watson to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with the committee's compensation philosophy and objectives as discussed below. In its independence review, the committee noted no conflicts of interest related to the work of Towers Watson. Specific services provided by Towers Watson to the committee during 2013 included:

•	participation in selected committee meetings;

•	preparation of market compensation data for executives and outside directors;

•	input on current market trends and practices; and

•	assessment of the competitiveness of our executive compensation.
In addition to services provided to the committee in respect of executive and director compensation, Towers Watson provided additional services to Grace in an amount that was less than $120,000 during 2013. The committee expects Towers Watson and our executive officers, including our CEO, our General Counsel and our

Chief Human Resources Officer, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings.
Compensation Elements
The following table outlines the major elements of compensation in 2013 for the executive officers named in the Summary Compensation Table, referred to generally as the named executive officers:

Compensation Element	Definition	Rationale
Base Salary	Fixed cash compensation paid twice monthly	Payment for completion of day-to-day responsibilities
Annual Incentive Compensation Plan	Variable cash compensation earned by annual personal performance and achievement of pre-established annual corporate financial performance goals	Builds accountability for achieving annual financial and business results and personal performance goals
Long-Term Incentive Compensation Plan (Stock Options)	Equity compensation with staggered vesting that increases in value with increases in share price; value is equivalent to 50% of executive officer's long-term incentive	Aligns long-term interests of executive officers and shareholders Encourages executive retention
Long-Term Incentive Compensation Plan (Performance-Based Units)	Equity compensation subject to both time-based and performance-based vesting criteria; value is equivalent to 50% of executive officer's long-term incentive	Builds accountability for sustained financial results and accurate planning Aligns long-term interests of executive officers and shareholders Encourages executive retention
U. S. Defined Contribution Retirement Plans	Savings and Investment Plan (401(k))—Standard tax-qualified defined contribution retirement benefit subject to limitations on compensation and benefits under the Internal Revenue Code	Provides U.S. employees with opportunity to save for retirement on tax-advantaged basis with matched contributions from Grace
	Savings and Investment Plan Replacement Payment Plan (nonqualified)	Highly-paid U.S. employees made eligible for the same level of Grace match as all other participants in the Savings and Investment Plan notwithstanding Internal Revenue Code limitations
U. S. Defined Benefit Retirement Plans	Pension Plan—Standard tax-qualified pension plan subject to limitations on compensation and benefits under the Internal Revenue Code	Provides U.S. employees with retirement income
	Supplemental Executive Retirement Plan(nonqualified)	Highly-paid U.S. employees made eligible for the same benefit formula as all other participants in the Pension Plan notwithstanding Internal Revenue Code limitations
Executive Compensation Philosophy and Objectives
The key objective of the Grace executive compensation program is to reward our executives for our financial performance and to enable us to compete effectively with other firms in attracting, motivating and retaining executives. The committee intends the incentive compensation portion of the program to align closely the financial interests of our executives with those of our shareholders. Because senior executives have a substantial ability to influence business success, the committee believes that the portion of compensation that is at-risk based on corporate performance should increase as the level of responsibility of the executive increases. The committee also expects the executive compensation program to be consistent with a culture of ethical conduct, personal integrity and compliance with our policies and applicable law. We require executives to set an example for our employees and our other business associates in emphasizing the Grace Core Values in their daily business conduct. The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, which, with our overall commitment to safety, are the foundation of our corporate culture.
Our executive compensation program is designed to reward executives for the achievement of corporate, operating segment and functional goals and objectives, taking into account both individual performance and contributions to our overall success. The individual performance evaluation is based on the input received from, and the recommendation provided by, the CEO. This assessment is based on the officer’s leadership, technical skill, management, operational performance and potential to contribute to Grace’s overall success. The CEO proposes compensation levels for the other executive officers and, although not a member of the committee, the CEO attends committee meetings and participates in committee deliberations regarding compensation levels for the other executive officers. In addition, since the number of executive officers is small, the committee is able to spend considerable time with each executive officer outside committee meetings and is able to develop a more intimate familiarity. The CEO is excused from deliberations regarding his own compensation and from the "executive session" portion of each meeting when the committee meets alone or alone with its outside advisors. The CEO is also excused when the committee meets separately with internal advisors from our human resources group.
Periodically the committee consults with Towers Watson for an assessment of the competitiveness of our executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry that the committee deems our peer group for compensation purposes, and relative to certain broad industry data. The committee selected the benchmark companies as our compensation peer group based upon their size and global scope, the quality of their executive talent, the likelihood that we compete with them for executive talent and the availability of public information regarding their compensation practices. The committee periodically reviews the composition of our compensation peer group to ensure that it remains relevant. For 2013 compensation, the peer group consisted of:

Albemarle Corp.	Olin Corp.
Axiall Corp.	OM Group Inc.
Cabot Corp.	PolyOne Corp.
Celanese Corp.	Rockwood Holdings Inc.
Cytec Industries Inc.	RPM International Inc.
Eastman Chemical Co.	A. Schulman Inc.
Ferro Corp.	Sigma-Aldrich Corp.
FMC Corp.	Valspar Corp.
International Flavors & Fragrances Inc.	Westlake Chemcial Corp.
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
In setting an executive officer's compensation level the committee does not target a specific percentile at which pay levels should be set, as the members believe the market for executive talent includes a wide range of practices. Instead, the committee reviews the distribution of peer group pay practices and broad industry data and determines the appropriate positioning of each executive officer's pay based on factors including, but not limited to, the roles and responsibilities of the executive officer, the executive officer's performance, experience, the depth of the market data available and internal equity with other Grace salaried employees. In the case of incentive compensation, if performance objectives are exceeded, the committee believes that incentive compensation should be at or above targeted levels and when performance objectives are not achieved, incentive compensation should be below targeted levels. Grace executives are generally eligible for periodic compensation reviews.
In order to ensure that the long-term financial interests of our directors and senior executives are fully aligned with the long-term interests of our shareholders, in 2013 the Board implemented stock ownership guidelines. The guidelines are as follows:

Category of Executive	Ownership Guideline
Directors (other than CEO)	5 times cash portion of annual retainer
Chief Executive Officer	5 times base salary
Members of the Grace Leadership Team	3 times base salary
Presidents of Operating Segments	2 times base salary
Certain Key Vice Presidents	1 times base salary

Current directors and executives subject to the stock ownership guidelines generally have five years to comply with the relevant guideline.
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
Chief Executive Officer
The committee's process for determining the compensation of the CEO is similar to the process it applies to other executive officers. The committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO. The committee evaluates the CEO's performance in light of those goals and objectives and has sole authority to determine the CEO's compensation based on this evaluation. The terms of the CEO's employment agreement are discussed below in this Compensation Discussion and Analysis and under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. The CEO plays no part in the committee's deliberations or approval of his own compensation.
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
Compensation Elements
Base Salary
In 2013, based on its review of competitive compensation information described above, the committee increased base salaries for certain named executive officers as set forth in the following table:

Named Executive Officer	Base Annual Salary Rate as of 12/31/2013 ($)	Base Annual Salary Rate as of 12/31/2012 ($)	Percentage Increase in Base Annual Salary Rate (%)
A. E. Festa	975,000	975,000	—
H. La Force III	470,000	430,000	9.3
G. E. Poling	600,000	550,000	9.1
M. A. Shelnitz	390,000	375,000	4.0
P. K. Wagoner	335,000	325,000	3.1
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
The Board of Directors established our 2013 AICP targets on February 26, 2013, after considering its objectives for the company and the general economic environment in which we expected to be operating during the year. As in 2012, the Board of Directors focused on the dual objectives of growing earnings commensurate with the business opportunities we have and the investments we have made, and improving our working capital performance.
The committee established objective annual incentive targets based on the performance targets in our 2013 operating plans. The committee evaluated the difficulty of achieving the performance targets in light of uncertainties in the general economy and the chemicals industry and ongoing economic weakness in Europe, and concluded that achievement of such targets would constitute good to outstanding Grace financial performance.
While emphasizing both earnings and working capital performance in setting our annual incentive compensation plan goals, the committee gave substantially more weight to earnings performance than working capital performance because the committee believed that for 2013, earnings performance remained the most important indicator of Grace's business performance.
For earnings, the committee continued with the Adjusted EBIT measure for earnings (as such term is described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement) used in 2012.
For working capital, the committee used the "Working Capital Days" metric that it established in 2012. This metric measures the change in the average Working Capital Days for the three months ending December 31, 2013, from the average Working Capital Days for the prior year quarter. Generally, the lower the number of Working Capital Days, the more efficient the business is in its operations, generating cash and freeing up capital for other corporate purposes.
These metrics ensure the continuing alignment of the economic interests of our executives with our annual operating plans and the interests of our shareholders. The AICP targets for our named executive officers are as follows:

Named Executive Officer	AICP Target as Percent of Base Salary Paid During 2013	AICP Target as Percent of Base Salary Paid During 2012
A. E. Festa	100%	100%
H. La Force III	80%	80%
G. E. Poling	90%	90%
M. A. Shelnitz	70%	70%
P. K. Wagoner	70%	70%
Actual awards for executive officers may range from $0 to an amount equal to 200% of the target amount, based on the factors described above.
The target AICP incentive pool is the sum of the target awards of all participants in the AICP. For 2013, 75% of the available AICP incentive pool was established based on our performance in respect of Adjusted EBIT and 25% on performance in respect of Working Capital Days, which aligns the funded amount of our AICP incentive pool with our actual performance. We refer to the relevant targets as the Adjusted EBIT Target and the Working Capital Days Target, respectively.
2013 AICP Performance Targets

Adjusted EBIT (75% of Available Incentive Pool) (in $ millions)*	Working Capital Days (25% of Available Incentive Pool) (in days)	Portion of Incentive Pool funded in respect of Target
Less than $492	More than 64.2	—%
$492	64.2	25%
$615	53.5	100%
$738 or More	42.8 or Less	200%

*
Adjusted to reflect Grace’s adoption of mark-to-market pension accounting in the 2013 fourth quarter as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 1 (Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies) to the Consolidated Financial Statements.

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

For 2013, the committee made no changes in the calculation of Working Capital Days for use in the AICP calculation. Actual 2013 Working Capital Days (representing 25% of Available Incentive Pool) were 53.6 days, the target level.

For 2013, the committee made no changes in the calculation of Adjusted EBIT for use in the AICP calculation. The committee did adjust the Adjusted EBIT performance targets to reflect Grace’s adoption of mark-to-market pension accounting in the 2013 fourth quarter as shown in the table above. Actual 2013 Adjusted EBIT (representing 75% of Available Incentive Pool) was $550.8 million. On the recommendation of management, reflecting the fact that 2013 Adjusted EBIT was less than 2012 Adjusted EBIT of $558.2 million, the committee exercised its discretion and did not fund the AICP incentive pool for the named executive officers in respect of the Adjusted EBIT target. The total AICP incentive pool for the named executive officers was established at 25% of the aggregate target amounts for the named executive officers.

Actual 2013 AICP payments to the named executive officers are as set forth below:

Name	Actual AICP Payment ($)
A. E. Festa	243,750
H. La Force III	94,000
G. E. Poling	135,000
M. A. Shelnitz	68,250
P. K. Wagoner	58,625
Long-Term Incentive Compensation
Our Long-Term Incentive Plans, or LTIPs, are designed to motivate and reward our key employees, including our named executive officers, for their contributions to our performance over a multi-year period and align their financial interests with those of our shareholders by making a significant portion of their total compensation variable and dependent upon our sustained financial performance. The target value of the LTIP award for each LTIP participant, with the exception of the CEO, was determined by the committee based on the recommendation of the CEO. The target value of the CEO’s LTIP award was determined by the committee. These target award values were determined by reviewing current market compensation data (as discussed earlier in this report), historical long-term incentive target values, the total number of available options and shares to be granted and internal pay equity considerations. Aggregate LTIP awards under the 2013 LTIP were approved by the Bankruptcy Court.
Fifty percent of the target award value of the 2013 LTIP is awarded in options to purchase Grace common stock and 50% is awarded in performance based units, or PBUs. The committee generally grants LTIP awards during the first year of the performance period.
Stock Options
Stock options represent 50% of the value of our LTIP awards. The value of stock options is directly related to the increase in value of our stock, so stock options provide direct alignment between the interests of our executives and shareholders. In determining the value of stock option awards, the committee used an analysis of stock option value based on an adjusted Black-Scholes option pricing model and reviewed this analysis with Towers Watson. The committee approved the stock option grants included in the 2013 LTIP on May 2, 2013, after approval of the 2013 LTIP by the Bankruptcy Court on April 16, 2013. The exercise price of the options was $76.655, which was the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on May 2, 2013. The term of the options is five years and they vest over three years in equal annual installments commencing the year after the date of grant.
Performance Based Units
Performance based units, or PBUs, represent 50% of the value of our LTIP awards. The value of PBUs is directly related to the achievement of specified business performance objectives and the increase in value of our stock, so PBUs also provide direct alignment between the interests of our executives and shareholders. Specifically, the amount of an individual payout under a PBU is based upon:

•	the individual’s PBU target share amount;

•	the growth in our LTIP Adjusted EBIT over the three-year performance period; and

•	the value of Grace common stock on the payout date.

Payouts to executives who are subject to our stock ownership guidelines are payable in shares of Grace common stock. Payouts to other participants are payable in cash.
LTIP Adjusted EBIT
Adjusted EBIT was selected as the performance measure for the PBUs as the committee believed that it was the best measure given our our focus on long-term operational excellence and quality of earnings. In determining cumulative LTIP Adjusted EBIT growth, Adjusted EBIT for the final year of the performance period may be adjusted in the discretion of the committee to eliminate the effect of changes in accounting, like our adoption of mark-to-market pension accounting, or significant changes in our business, like a significant acquisition or divestment. In order to earn the target payout, our cumulative annual LTIP Adjusted EBIT growth from the 2012 baseline performance to 2015 actual performance must be 30%, to earn the maximum of 200% of the target payout, growth must be 45% and no payout is earned if growth is 15% or less as reflected in the following table:

3-Year Cumulative LTIP Adjusted EBIT Growth (%)	2015 LTIP Adjusted EBIT (in millions)	Number of PBU Shares Paid Out (# Shares)
Greater than 45%	Greater than $750.2	200% of PBU Award
45%	$750.2	200% of PBU Award
30%	$672.6	100% of PBU Award
15%	$595.0	50% of PBU Award
Less than 15%	Less than $595.0	—
Pension Plan/Supplemental Executive Retirement Plan
As described below under "Pension Benefits," payments under our tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. For 2013, federal income tax law limits to $255,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. As a result, the committee has implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 85 upper level employees, including the executive officers, whose annual compensation exceeds that amount. Under this plan, each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.
Savings and Investment Plan/Replacement Payment Plan
We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post-tax basis. We currently match 100% of employee savings under the S&I Plan up to 6% of the employee's base salary and annual incentive compensation. The committee believes that a 401(k)-type plan with a meaningful company match is an effective recruiting and retention tool for our employees, including our executive officers. For 2013, federal income tax law limits qualifying annual compensation for 401(k) plan purposes to $255,000. As a result, the committee has implemented an S&I Plan Replacement Payment Plan that currently applies to approximately 60 of our employees, including our executive officers, whose annual compensation exceeds that amount. Under this plan, each such employee will receive the full matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.
Executive Personal Benefits
The committee believes that executives generally should not be treated differently than the general employee population when it comes to personal benefits and therefore, the committee has limited executive personal benefits. Executive officers are eligible to participate in an executive physical examination program that offers executives an annual comprehensive physical examination within a compressed time period. Mr. Festa has access to corporate aircraft for reasonable personal travel, though he is responsible for paying income taxes on the value of such travel as determined by the Internal Revenue Service.
Change-In-Control Severance Agreements
As described below under "Termination and Change-in-Control Arrangements-Change-In-Control Severance Agreements," we have entered into change-in-control severance agreements with each of the named executive officers. The provisions in these agreements are based on competitive practice and are designed to ensure that the executive officers' interests remain aligned with the interests of our shareholders if a potential change in control occurs. Payments under these agreements are triggered by the involuntary termination of the executive officer's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control." A change in control situation often undermines an executive officer's job security, and it is to our benefit and our shareholders' benefit to encourage our executive officers to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain. The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.
Severance Arrangements
As described below under "Termination and Change-in-Control Arrangements-Other Executive Officer Severance Arrangements," we have entered into severance arrangements with each of the named executive officers. Payments under these arrangements are triggered by involuntary termination of employment under most circumstances. Our severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security. In the case of Mr. La Force and Ms. Wagoner, the severance arrangements are contained in agreements that were negotiated on an arms-length basis prior to the time they joined Grace. The payments required by these agreements were designed to encourage Mr. La Force and Ms. Wagoner to join and remain with Grace in lieu of other employment opportunities available to them. Certain terms of these arrangements are described below under the Potential Payments Upon Termination or Change-In-Control Table.
Executive Salary Protection Plan
As described below under "Termination and Change-in-Control Arrangements-Executive Salary Protection Plan," our Executive Salary Protection Plan provides payments to our named executive officers, or their respective beneficiaries, in the event of their disability or death prior to age 70 while employed by Grace. The plan is designed to encourage the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their ability to earn a living and support their families in the event of death or disability. Certain terms of this plan are described below under the Potential Payments Upon Termination or Change-In-Control Table.
Chapter 11 Emergence Bonus

On February 3, 2014, the Joint Plan became effective, concluding our status as a debtor under Chapter 11.  The Joint Plan as confirmed by the Bankruptcy Court provides $6 million for the payment of special cash bonuses to our executives, including the executive officers named in the Summary Compensation Table. On February 25, 2014, the Committee determined to pay emergence bonuses to the Named Executive Officers in the following amounts:

Name	Emergence Bonus ($)
A. E. Festa	1,500,000
H. La Force III	750,000
G. E. Poling	750,000
M. A. Shelnitz	1,000,000
P. K. Wagoner	250,000
These emergence bonuses were paid in recognition by the Committee of the outstanding performance and leadership of our executive team in managing the Chapter 11 process to a successful conclusion. Grace expects that the emergence bonuses will be paid in March 2014.

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
Compensation Committee Report
We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace's Compensation Discussion and Analysis for 2013 and have discussed it with Grace management. Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace's Annual Report on Form 10-K.
COMPENSATION COMMITTEE

Jeffry N. Quinn, Chair
H. Furlong Baldwin
Ronald C. Cambre
Marye Anne Fox
Janice K. Henry
Christopher J. Steffen
Mark E. Tomkins

Summary Compensation Table
The following table sets forth the compensation we paid for the periods indicated to our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2013, determined by reference to the total compensation earned by such individuals for 2013 (reduced by the amount set forth in the table below under the caption "Change in Pension Value and Nonqualified Deferred Compensation Earnings").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(a) ($)	Option Awards(a) ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(c) ($)	All Other Compensation(d) ($)	Total ($)
						AICP(b)	LTIP(b)
A. E. Festa	2013	975,000	-—-	1,849,992	1,761,324	243,750	-—-	57,000	162,603	5,049,669
Chairman & Chief	2012	975,000	-—-	-—-	2,381,400	848,250	1,499,985	798,000	162,811	6,665,446
Executive Officer	2011	968,500	-—-	-—-	4,087,685	1,350,000	2,156,005	646,000	157,805	9,365,995
H. La Force III	2013	453,333	-—-	399,986	380,834	94,000	-—-	64,000	46,572	1,438,725
Senior Vice President & Chief	2012	430,000	-—-	-—-	587,990	299,280	309,997	170,000	53,275	1,850,542
Financial Officer	2011	430,000	-—-	-—-	773,333	435,000	352,001	119,000	50,700	2,160,034
G. E. Poling	2013	579,167	-—-	749,993	714,046	135,000	-—-	(41,000)	62,004	2,199,210
President & Chief	2012	550,000	-—-	-—-	1,190,700	430,650	382,496	1,222,000	70,375	3,846,221
Operating Officer	2011	466,667	-—-	-—-	1,073,933	600,000	482,502	1,017,000	61,900	3,702,002
M. A. Shelnitz	2013	383,750	-—-	275,038	261,820	68,250	-—-	(114,000)	38,143	913,001
Vice President,	2012	375,000	-—-	-—-	396,900	228,375	239,998	571,000	41,875	1,853,148
General Counsel &	2011	375,000	-—-	-—-	541,333	300,000	280,001	522,000	39,000	2,057,334
Secretary
P. K. Wagoner	2013	330,833	-—-	224,982	214,218	58,625	-—-	48,000	33,141	909,799
Vice President &
Chief Human
Resources Officer
_______________________________________________________________________________

(a)
Amounts reflect the aggregate grant date fair value of performance-based unit awards (in the “Stock Awards” column) and option awards (in the “Option Awards” column), in each case computed in accordance with FASB ASC Topic 718, "Compensation-Stock Compensation." In the case of performance-based units, the amounts shown in the Stock Awards column are based on the probable outcome of performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The values of the performance-based unit awards at the grant date if the highest level of performance conditions were to be achieved would be as follows: Mr. Festa - $3,699,984; Mr. La Force - $799,972; Mr. Poling - $1,499,985; Mr. Shelnitz - $550,076; and Ms. Wagoner - $449,965. The assumptions used to calculate the compensation expense reported for 2013 are described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 18 (Stock Incentive Plans) to the Consolidated Financial Statements and are incorporated herein by reference.

(b)
The 2013 amount consists of payments that we expect to make in March 2014 pursuant to the 2013 Annual Incentive Compensation Plan (AICP). Since the 2010-2012 LTIP, for which a final payment was made in March 2013, we have not awarded cash LTIPs.

(c)
The 2013 amount consists of the aggregate change in the actuarial present value of the individual's accumulated benefit under the Grace Pension Plan and Grace Supplemental Executive Retirement Plan (SERP) from December 31, 2012, to December 31, 2013, assuming a 4.76% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements as follows:

Name	Change in Pension Plan Value ($)	Change In SERP Value ($)	Total Change in Pension Value ($)
A. E. Festa	11,000	46,000	57,000
H. La Force III	12,000	52,000	64,000
G. E. Poling	(5,000)	(36,000)	(41,000)
M. A. Shelnitz	(22,000)	(92,000)	(114,000)
P. K. Wagoner	22,000	26,000	48,000

(d)	The 2013 amount consists of the following:

Name	Personal Benefits* ($)		S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Liability Insurance ($)	Total ($)
A. E. Festa	51,793	**	15,300	94,095	1,415	162,603
H. La Force III	n/a		15,300	29,857	1,415	46,572
G. E. Poling	n/a		15,300	45,289	1,415	62,004
M. A. Shelnitz	n/a		15,300	21,428	1,415	38,143
P. K. Wagoner	n/a		15,300	16,426	1,415	33,141
_______________________________________________________________________________

*	Consists of our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equaled or exceeded $10,000.

**
Consists of personal use of Grace-provided aircraft, calculated based on personal-use flight hours as a percentage of total flight hours charged to Grace, ($49,673) and participation in the executive physical examination program ($2,120).

Grants of Plan-Based Awards in 2013
The following table provides information regarding grants under our Annual Incentive Compensation Plan, or AICP, and Long Term Incentive Plan, or LTIP, to the executive officers named in the Summary Compensation Table during 2013.

Name	Plan	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Award(s)			All Other Option Awards: Number of Securities Underlying Options (#)(d)	Exercise or Base Price of Option Awards ($/Sh)(e)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(f)

			Threshold ($)(b)	Target ($)(b)	Maximum ($)(b)	Threshold (#)(c)	Target (#)(c)	Maximum (#)(c)
A. E. Festa	2013 AICP	n/a	243,750	975,000	1,950,000	-—-	-—-	-—-	-—-	-—-	-—-	-—-
	2013 LTIP (Option)	5/2/2013	-—-	-—-	-—-	-—-	-—-	-—-	90,986	76.655	77.480	1,761,324
	2013 LTIP (PBU)	5/2/2013	-—-	-—-	-—-	12,067	24,134	48,268	-—-	-—-	-—-	1,849,992
H. La Force III	2013 AICP	n/a	94,000	376,000	752,000	-—-	-—-	-—-	-—-	-—-	-—-	-—-
	2013 LTIP (Option)	5/2/2013	-—-	-—-	-—-	-—-	-—-	-—-	19,673	76.655	77.480	380,834
	2013 LTIP (PBU)	5/2/2013	-—-	-—-	-—-	2,609	5,218	10,436	-—-	-—-	-—-	399,986
G. E. Poling	2013 AICP	n/a	135,000	540,000	1,080,000	-—-	-—-	-—-	-—-	-—-	-—-	-—-
	2013 LTIP (Option)	5/2/2013	-—-	-—-	-—-	-—-	-—-	-—-	36,886	76.655	77.480	714,046
	2013 LTIP (PBU)	5/2/2013	-—-	-—-	-—-	4,892	9,784	19,568	-—-	-—-	-—-	749,993
M. A. Shelnitz	2013 AICP	n/a	68,250	273,000	546,000	-—-	-—-	-—-	-—-	-—-	-—-	-—-
	2013 LTIP (Option)	5/2/2013	-—-	-—-	-—-	-—-	-—-	-—-	13,525	76.655	77.480	261,820
	2013 LTIP (PBU)	5/2/2013	-—-	-—-	-—-	1,794	3,588	7,176	-—-	-—-	-—-	275,038
P. K. Wagoner	2013 AICP	n/a	58,625	234,500	469,000	-—-	-—-	-—-	-—-	-—-	-—-	-—-
	2013 LTIP (Option)	5/2/2013	-—-	-—-	-—-	-—-	-—-	-—-	11,066	76.655	77.480	214,218
	2013 LTIP (PBU)	5/2/2013	-—-	-—-	-—-	1,468	2,935	5,870	-—-	-—-	-—-	224,982
_______________________________________________________________________________

(a)	Actual payments pursuant to the 2013 AICP that we expect to pay in March 2014 have been determined and are reflected in the Summary Compensation Table.

(b)	Amounts are based upon base salary actually paid during 2013.

(c)	The number of performance-based units that are earned, if any, will be based on performance for fiscal years 2013 to 2015 and will be determined after the close of fiscal year 2015.

(d)	Options are exercisable in one-third increments on May 2, 2014, May 1, 2015 and May 2, 2016.

(e)	The exercise price was determined based on the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on the grant date.

(f)	The grant date fair value is generally the amount that Grace would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

2013 Annual Incentive Compensation Plan (AICP)
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
Long-Term Incentive Plan (LTIP)
Our long-term incentive plans are multi-year, pay-for-performance incentive plans. Awards under our 2013-2015 LTIP consisted of a performance-based unit award and an award of stock options under our Amended and Restated 2011 Stock Incentive Plan.
Outstanding Equity Awards at Fiscal Year End 2013
The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: number of unearned units that have not vested (#)	Equity incentive plan awards: payout value of unearned units that have not vested (#)
A. E. Festa	—	—		—	—	24,134	2,386,129	(a)
	—	90,986	(b)	76.655	5/2/2018	—	—
	54,000	108,000	(c)	48.450	6/28/2017	—	—
	176,193	88,097	(d)	42.255	5/5/2016	—	—
	262,500	—		27.745	5/5/2015	—	—
	108,236	—		9.785	5/7/2014	—	—
H. La Force III	—	—		—	—	5,218	515,904	(a)
	—	19,673	(b)	76.655	5/2/2018	—	—
	13,336	26,664	(c)	48.450	6/28/2017	—	—
	33,333	16,667	(d)	42.255	5/5/2016	—	—
	54,250	—		27.745	5/5/2015	—	—
	34,744	—		9.785	5/7/2014	—	—
G. E. Poling	—	—		—	—	9,784	967,344	(a)
	—	36,886	(b)	76.655	5/2/2018	—	—
	27,000	54,000	(c)	48.450	6/28/2017	—	—
	6,667	3,333	(e)	41.250	11/3/2016	—	—
	40,001	19,999	(d)	42.255	5/5/2016	—	—
	66,938	—		27.745	5/5/2015	—	—
M. A. Shelnitz	—	—		—	—	3,588	354,746	(a)
	—	13,525	(b)	76.655	5/2/2018	—	—
	9,000	18,000	(c)	48.450	6/28/2017	—	—
	23,333	11,667	(d)	42.255	5/5/2016	—	—
	42,000	—		27.745	5/5/2015	—	—
	40,590	—		9.785	5/7/2014	—	—
P. K. Wagoner	—	—		—	—	2,935	290,183	(a)
	—	11,066	(b)	76.655	5/2/2018	—	—
	7,669	15,331	(c)	48.450	6/28/2017	—	—
	20,001	9,999	(d)	42.255	5/5/2016	—	—
	35,000	—		27.745	5/5/2015	—	—
_______________________________________________________________________________

(a)
Market value of performance-based units that have not been earned is based on the December 31, 2013 closing market price of Grace common stock of $98.87 per share. The performance-based units will be earned or forfeited based on Grace performance from fiscal year 2013 through fiscal year 2015. Performance for fiscal year 2013 was at a level in excess of one-third of the performance threshold; therefore, the target amounts are shown.

(b)	Options are exercisable in one-third increments on May 2, 2014, May 1, 2015 and May 2, 2016.

(c)	Options are exercisable in one-third increments on June 28, 2013, June 28, 2014 and June 28, 2015.

(d)	Options are exercisable in one-third increments on May 4, 2012, May 3, 2013 and May 5, 2014.

(e)	Options are exercisable in one-third increments on November 2, 2012, November 1, 2013 and November 3, 2014.

Option Exercises and Stock Vested in 2013
The following table provides information regarding the exercise of options held by the executive officers named in the Summary Compensation Table during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. E. Festa	312,964	21,813,410	—	—
H. La Force III	61,186	3,856,979	—	—
G. E. Poling	71,030	4,711,402	—	—
M. A. Shelnitz	31,710	1,802,427	—	—
P. K. Wagoner	0	0	—	—
Pension Benefits
The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	10.08	314,000	—
	SERP	10.08	2,658,000	—
H. La Force III	Pension Plan	5.75	145,000	—
	SERP	5.75	352,000	—
G. E. Poling	Pension Plan	34.42	1,300,000	—
	SERP	34.42	4,315,000	—
M. A. Shelnitz	Pension Plan	30.17	1,003,000	—
	SERP	30.17	1,823,000	—
P. K. Wagoner	Pension Plan	4.42	122,000	—
	SERP	4.42	143,000	—
_______________________________________________________________________________

*
Amounts comprise the actuarial present value of the executive officer's accumulated benefit under the Pension Plan and SERP as of December 31, 2013, assuming a 4.76% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. The Pension Plan and SERP provide for a reduction in pension benefits to employees that elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62.

Retirement Plan for Salaried Employees
Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited Grace service. At age 62, a participant is entitled to full benefits under the Pension Plan but a participant may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2013, federal income tax law limits to $255,000 the annual compensation on which benefits under the Pension Plan may be based. The Pension Plan is further described in Item 8 (Financial Statements and Supplementary Data) in the

Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements and in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition, Liquidity, and Capital Resources—Employee Benefit Plans—Defined Benefit Pension Plans") in the Financial Supplement.
Supplemental Executive Retirement Plan
We also have an unfunded, nonqualified Supplemental Executive Retirement Plan, or SERP, under which an employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, the SERP recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. In respect to payments, the SERP generally operates in the same manner as the Pension Plan. Since 2001, we have not permitted deferrals of base salary or incentive compensation. The SERP is further described in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements and in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition, Liquidity, and Capital Resources—Employee Benefit Plans—Defined Benefit Pension Plans") in the Financial Supplement.
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
Fiscal Year 2013 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2013 ($)	Registrant Contributions in Fiscal Year 2013 ($)	Aggregate Earnings in Fiscal Year 2013 ($)		Aggregate Withdrawals/ Distributions in Fiscal Year 2013 ($)	Aggregate Balance at Fiscal Year 2013 End ($)
M. A. Shelnitz	—	—	298,075	(a)	—	931,439	(b)
_______________________________________________________________________________

(a)
Amount represents the increase in value of 9,420.8496 shares of Grace common stock held in the plan based on the closing prices of Grace common stock on December 31, 2012, of $67.23 and December 31, 2013, of $98.87. Amounts reflected are not included in the "Summary Compensation Table" because the earnings are not "above market."

(b)	Amount represents the value of 9,420.8496 shares of Grace common stock held in the plan based on the closing price of Grace common stock on December 31, 2013, of $98.87.
Potential Payments Upon Termination or Change-In-Control
The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events, calculated under the assumption that employment terminated on the last day of 2013. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Grace Retirement Plan and the Grace SERP are described above under the caption "Pension Benefits." The value of payments to be made following termination of employment pursuant to Mr. Shelnitz's deferred shares arrangement are described above under the caption "Non-Qualified Deferred Compensation Plan."

Name	Involuntary Termination Without Cause ($)(a)	Change-in-Control ($)(b)	Involuntary Termination Without Cause Following Change-in- Control ($)(c)(d)	Death ($)(c)(e)	Disability ($)(c)(f)
A. E. Festa	3,412,500	12,454,226	7,620,376	1,770,376	1,102,876
H. La Force III	705,000	2,725,037	3,085,968	641,968	344,301
G. E. Poling	1,200,000	4,866,393	4,282,448	922,448	442,448
M. A. Shelnitz	780,000	1,868,545	2,380,249	508,249	215,749
P. K. Wagoner	502,500	1,584,914	2,039,728	431,728	208,385
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

(b)	Upon change-in-control, stock options immediately become fully vested and exercisable. Amount shown represents the in-the-money value of unvested stock options as of December 31, 2013.

(c)
Includes payments under the 2013-2015 Performance-based Units (PBUs) calculated as described below under "--Termination and Change-in-Control Arrangements--Long Term Incentive Program (PBU Awards)" under the assumption that the 2013 PBUs pay out at the target amount as follows:

Name	2013-2015 PBUs ($)
A. E. Festa	795,376
H. La Force III	171,968
G. E. Poling	322,448
M. A. Shelnitz	118,249
P. K. Wagoner	96,728

(d)	Includes contractual payments pursuant to each executive's respective Change-in-Control Severance Agreement calculated under the assumption that no excise tax will apply as follows:

Name	Change-in-Control Severance Payments ($)
A. E. Festa	6,825,000
H. La Force III	2,914,000
G. E. Poling	3,960,000
M. A. Shelnitz	2,262,000
P. K. Wagoner	1,943,000

(e)
Includes the sum of payments under the Grace Executive Salary Protection Plan (ESPP) during the first year following death. Amount excludes AICP payments executive officers may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements." During subsequent years after death until the specified termination year (reflecting the executive officer's age as of December 31, 2013), the sum of payments each year would be as follows:

Name	ESPP Payments Each Year Following Year of Death ($)	Year of Termination of Payments*
A. E. Festa	487,500	2024
H. La Force III	235,000	2024
G. E. Poling	300,000	2021
M. A. Shelnitz	195,000	2024
P. K. Wagoner	167,500	2024
_______________________________________________________________________________

*	Payments terminate 10 years following death; provided however, if the executive officer is over age 55 at the time of death, the duration of payments is reduced.

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

Name*	ESPP Payments Each Year Following Year of Disability ($)	Year of Termination of Payments
A. E. Festa	225,000	2024
H. La Force III	47,000	2029
M. A. Shelnitz	39,000	2023
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
CEO Severance Arrangements.    Under the terms of Mr. Festa's employment agreement, if we terminate Mr. Festa's employment without cause, or he terminates his employment as a result of constructive discharge, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination. The severance amount would be paid in installments over a period of 24 months; however, at Mr. Festa's option, as approved by the Compensation Committee, the entire severance amount may be paid in a single lump-sum after termination. The provisions of Mr. Festa's employment agreement pertaining to this severance amount survived the expiration of the agreement on May 31, 2013. Severance payments under Mr. Festa's employment agreement are contingent upon Mr. Festa's execution of an agreement releasing Grace from liabilities related to Mr. Festa's employment by Grace. The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.
Other Executive Officer Severance Arrangements.    We have entered into severance agreements with Messrs. La Force (included in his employment agreement), Poling and Shelnitz and Ms. Wagoner (included in her employment Agreement). Under the terms of the severance arrangements applicable to these named executive officers, in the event of the involuntary termination of the executive officer's employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his annual base salary, in the case of Messrs. Poling and Shelnitz, or one and one-half times his or her annual base salary, in the case of Mr. La Force and Ms. Wagoner. The severance amount would be paid in installments in the form of salary continuation, provided that an executive officer could elect to receive the entire severance amount as a single lump sum after termination in conjunction with the termination of certain employee benefit coverage. Severance payments are contingent upon the named executive officer's execution of an agreement releasing Grace from liabilities related to his or her employment by Grace. Other than with respect to the amount of severance, the severance arrangements for these named executive officers are the same. The description of the severance arrangements in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to Mr. La Force's employment agreement, Ms. Wagoner's employment agreement, the form of executive severance agreement and the Grace Severance Pay Plan for Salaried Employees, each of which has been filed with the SEC.
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
Long Term Incentive Plan (Amended and Restated 2011 Stock Incentive Plan--Performance-based Unit (PBU) Awards).    An employee whose employment terminates prior to the payout date will forfeit any unpaid PBU award payment if employment terminates for any of the following reasons:

•	voluntary termination without the consent of the Compensation Committee;

•	retirement under a Grace retirement plan prior to age 62 without the consent of the Compensation Committee; or

•	termination for cause.
An employee whose employment terminates prior to the payout date will receive a PBU award payment if employment terminates for any of the following reasons:

•	retirement under a Grace retirement plan either at or after age 62;

•	death or disability; or

•
involuntary termination after a change in control of Grace ("change in control" means that a person beneficially owns 20% or more of the outstanding Grace common stock (but not if such ownership is the result of the sale of Grace common stock by Grace that has been approved by the Board or pursuant to a plan of reorganization that is confirmed and effective), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a corporate transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace).

In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive a PBU award payment. If an employee whose employment terminates prior to the end of a PBU performance period receives a PBU award payment for that performance period, the amount of the PBU award payment will be prorated for the period of the employee's service during the performance period and paid at the time the award is paid to active Grace employees. The description of the Amended and Restated 2011 Stock Incentive Plan--Performance-based Unit (PBU) Awards in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the Amended and Restated 2011 Stock Incentive Plan and the Form of Performance-based Unit Grant Agreement which are filed with the SEC.
Long Term Incentive Plan (2000, 2011 and Amended and Restated 2011 Stock Incentive Plans--Stock Option Awards).    Any stock option held by an employee whose employment terminates prior to exercise will terminate:

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

In the event of a Change in Control, any stock options outstanding under the 2000, 2011 and Amended and Restated Stock Incentive Plans, that are not exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant. For purposes of the 2000, 2011 and Amended and Restated 2011 Stock Incentive Plans, "change in control" means:

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
The description of the 2000, 2011 and Amended and Restated 2011 Stock Incentive Plan--Stock Option Awards in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the 2000, 2011 and Amended and Restated 2011 Stock Incentive Plans and the Form of Stock Option Grant Agreement which are filed with the SEC.
Director Compensation for 2013
Under the compensation program for nonemployee directors in effect during 2013, each nonemployee director received an annual retainer that is split between cash (44%) and equity (56%). Under this program, each nonemployee director received: an annual retainer of $80,000 in cash, 50% of which was paid in January and 50% of which was paid in December; and an annual award of approximately $100,000 of Grace common stock which was issued in May. Additional annual cash retainers were paid in December as follows: the Lead Independent Director received $20,000; the Audit Committee Chair received $15,000; and the Chairs of the Compensation and the Nominating and Governance Committees each received $10,000. We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors. Our directors, and all Grace employees, are entitled to participate in the Grace Foundation's Matching Grants Program. We also maintain business travel accident insurance coverage for our directors. Mr. Festa's compensation is described above in the Summary Compensation Table and he receives no additional compensation for serving as a member of the Board of Directors.
The following table sets forth amounts that we paid to our nonemployee directors in connection with their services to Grace during 2013.

Name	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(c)		Total ($)
J. F. Akers(a)	85,000	100,035	—	—	—	—		185,035
H. F. Baldwin	80,000	100,035	—	—	—	—		180,035
R. C. Cambre	80,000	100,035	—	—	—	2,000	(d)	182,035
M. A. Fox	80,000	100,035	—	—	—	—		180,035
J. K. Henry	80,000	100,035	—	—	—	—		180,035
J. N. Quinn	85,000	100,035	—	—	—	—		185,035
C. J. Steffen	110,000	100,035	—	—	—	3,000	(d)	213,035
M. E. Tomkins	95,000	100,035	—	—	—	—		195,035
_______________________________________________________________________________

(a)	John F. Akers resigned from the Board of Directors and all committees effective January 17, 2014.

(b)
Amount consists of annual cash retainer in the amount of $80,000 and additional payments to: Mr. Akers and Mr. Quinn for serving as Chair of the Compensation Committee in the amounts of $5,000; Mr. Tomkins for serving as Chair of the Audit Committee in the amount of $15,000; and Mr. Steffen for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $30,000.

(c)	Grace paid an aggregate of $1,909 in premiums for business travel accident insurance coverage for all directors during 2013.

(d)	Consists of charitable contributions paid during 2013 to academic institutions at the request of the director pursuant to the Grace Foundation's Matching Grants Program.
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
Compensation Committee Interlocks and Insider Participation
During 2013, the Compensation Committee of the Board was composed of Messrs. Akers (Chair until May 2, 2013), Baldwin, Cambre, Quinn (Chair, effective May 2, 2013), Tomkins and Steffen, Dr. Fox and Ms. Henry. None of these persons is a current or former Grace officer or employee, nor did we have any reportable transactions with any of these persons. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP
The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2014, by:

•	each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock;

•	each current director;

•	each of the executive officers named in the Summary Compensation Table set forth in Item 11 above; and

•	all directors and all executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned(3)		Percent(4)
WRG Asbestos PI Trust(5)	10,000,000	(W)	13.0%
1100 North Market Street Wilmington, Delaware 19890-1625W
Trust Advisory Committee
c/o Caplin & Drysdale Chartered
One Thomas Circle, N.W., Suite 1100
Washington, D.C. 20005-5802
Roger Frankel
c/o Frankel Wyron LLP
2101 L Street, N.W., Suite 800
Washington, D.C. 20037

Iridian Asset Management LLC(6)	4,774,915		6.2%
David L. Cohen Harold J. Levy
276 Post Road West Westport, CT 06880-4704
The Vanguard Group, Inc.(7)	4,139,329		5.4%
100 Vanguard Blvd. Malvern, PA 19355
FMR LLC(8)	4,080,235		5.3%
Edward C. Johnson 3d
245 Summer Street Boston, Massachusetts 02109
H. F. Baldwin	23,223
	15,000	(T)
	38,223		*
R. C. Cambre	10,000		*
A. E. Festa	150,517
	600,929	(O)
	751,446		1.0%
M. A. Fox	56,651
	8,942	(T)
	65,593		*
J. K. Henry	1,305		*
J. N. Quinn	1,305		*

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned(3)		Percent(4)
C. J. Steffen	11,305		*
M. E. Tomkins	12,000		*
H. La Force III	50,000
	135,663	(O)
	185,663		*
G. E. Poling	140,606	(O)
	18,000	(T)
	158,606		*
M. A. Shelnitz	53,500
	114,923	(O)
	9,421	(T)
	177,844		*
P. K. Wagoner	62,670	(O)	*
Directors and executive officers as a group (12 persons)	369,806
	1,054,791	(O)
	51,363	(T)
	1,475,960		1.9%
_______________________________________________________________________________
*    Indicates less than 1%

(W)	Shares covered by warrant exercisable in the event a tender offer, or other proposed transaction that would result in a change in control of the Grace, is announced.

(O)	Shares covered by stock options exercisable on or within 60 days after January 31, 2014.

(T)	Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1)	The address of each of our directors and executive officers is c/o Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, MD 21044.

(2)	John F. Akers resigned from the Board of Directors and all committees effective January 17, 2014.

(3)	Except as otherwise indicated, to our knowledge, each individual, along with his or her spouse, has sole voting and investment power over the shares.

(4)	Based on 77,063,385 shares of Grace common stock outstanding on January 31, 2014.

(5)
The ownership information set forth is based in its entirety on material contained in a Schedule 13D filed with the SEC by the WRG Asbestos PI Trust (the “PI Trust”), the Trust Advisory Committee (the “TAC”) and Roger Frankel, the Asbestos PI Future Claimants’ Representative (the “FCR”) on February 11, 2014. The Trust is the holder of a warrant to acquire 10 million shares of Common Stock at an exercise price of $17.00 per share, expiring February 3, 2015 (the “PI Warrant”). Grace has entered into an agreement to settle the PI Warrant in cash on or prior to February 3, 2015. The settlement is terminable by the PI Trust in the event a tender offer, or other proposed transaction that would result in a change in control of Grace, is announced on or prior to February 3, 2015. In such event, the PI Warrant would be settled in shares of Common Stock. The PI Trust is administered through three trustees, Harry Huge, Lewis Sifford and Dean M. Trafelet. The TAC is a four member advisory committee made up of Russell W. Budd, John D. Cooney, Joseph F. Rice and Perry Weitz. The PI Trust (acting through its trustees) has sole investment power over the shares held by the PI Trust. Under its trust agreement, the PI Trust must obtain the consent of the TAC (acting through its members) and the FCR to vote shares held by the PI Trust solely for purposes of electing members of the Grace Board of Directors. For additional information regarding the PI Warrant and the warrant settlement, see disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data)

in the Financial Supplement under Note 2 (Joint Plan of Reorganization) to the Consolidated Financial Statements.

(6)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC by Iridian Asset Management LLC ("Iridian"), David L. Cohen and Harold J. Levy on February 4, 2014. Iridian is majority owned by Arovid Associates LLC. Arovid is owned and controlled by the following: 12.5% by Mr. Cohen, 12.5% by Mr. Levy, 37.5% by LLMD LLC and 37.5% by ALHERO LLC. LLMD LLC is owned 1% by Mr. Cohen and 99% by a family trust controlled by Mr. Cohen. ALHERO LLC is owned 1% by Mr. Levy and 99% by a family trust controlled by Mr. Levy. Iridian has shared voting and investment power with respect to 4,774,915 shares held in accounts for which it serves as the investment adviser. Messrs. Cohen and Levy may be deemed to possess beneficial ownership of the shares of Common Stock beneficially owned by Iridian by virtue of their indirect controlling ownership of Iridian and having the shared voting and investment power over shares of Common Stock owned by Iridian as joint Chief Investment Officers of Iridian. Messrs. Cohen and Levy disclaim beneficial ownership of such shares.

(7)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G filed with the SEC by The Vanguard Group, Inc. ("VGI") on February 12, 2014. VGI has sole voting power over 47,794 shares and sole and shared investment power over 4,096,435 and 42,894 shares, respectively. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of VGI, is the beneficial owner of 42,894 shares as a result of serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of VGI, is the beneficial owner of 4,900 shares as a result of its serving as investment manager of Australian investment offerings.

(8)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G filed with the SEC jointly by FMR LLC ("FMR") and Edward C. Johnson 3d ("Mr. Johnson") on February 14, 2014. FMR and Mr. Johnson have sole voting power with respect to 27,133 shares and sole investment power with respect to 4,080,235 shares. Mr. Johnson is Chairman of FMR and members of Mr. Johnson's family may be deemed a controlling group with respect to FMR due to their ownership of FMR voting shares and their entry into a voting agreement with respect to such shares. Fidelity Management & Research Company ("Fidelity") 245 Summer Street, Boston MA 02210 and Fidelity SelectCo, LLC (“SelectCo”) 1225 17th Street, Suite 1100, Denver, Colorado 80202 are each wholly-owned subsidiaries of FMR. Mr. Johnson and FMR, through its control of Fidelity and SelectCo, respectively, each has sole investment power over 2,866,650 shares and 1,181,370 shares owned by various investment companies for which Fidelity and SelectCo, respectively, serves as investment advisor. Strategic Advisors, Inc. ("SAI") 245 Summer Street, Boston MA 02210, is a wholly-owned subsidiary of FMR. Mr. Johnson and FMR, through its control of SAI, each has beneficial ownership of 1,624 shares owned by accounts managed by SAI. Pyramis Global Advisors, LLC ("PGA"), 900 Salem Street, Smithfield, Rhode Island 02917, is a wholly-owned indirect subsidiary of FMR. Mr. Johnson and FMR, through its control of PGA, each has sole investment power over 440 shares owned by accounts or funds advised by PGATC. Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island 02917, is a wholly-owned indirect subsidiary of FMR. Mr. Johnson and FMR, through its control of PGATC, each has sole investment power over 21,981 shares and sole voting power over 17,291 shares owned by institutional accounts managed by PGATC. Mr. Johnson is Chairman of FIL Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and partnerships controlled predominantly by members of Mr. Johnson's family, or trusts for their benefit, own FIL shares representing between 25% and 50% of the total votes which may be cast by all holders of FIL voting stock. FMR and FIL disclaim that they are acting as a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934. FIL and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 8,170 shares.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2013, with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options, restricted stock and other equity awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(2)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) (#)(2)
Equity compensation plans approved by security holders (1)	2,998,504	42.59	269,506
_______________________________________________________________________________

(1)
The 2000 Stock Incentive Plan was approved by stockholders at an annual meeting of Grace stockholders on May 10, 2000. The 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan were approved on behalf of Grace stockholders by the Official Committee of Equity Security Holders in the Grace Chapter 11 case and by the U.S. Bankruptcy Court for the District of Delaware on April 8, 2011 and April 16, 2013, respectively.

(2)
Under the 2000 Plan, there are 898,467 shares of Grace common stock to be issued upon the exercise of outstanding options, the weighted-average exercise price of outstanding options is $22.68 and no shares of Grace common stock are available for future issuance (excluding shares to be issued upon exercise of outstanding options). Under the 2011 Plan, there are 1,585,983 shares of Grace common stock to be issued upon the exercise of outstanding options, the weighted-average exercise price of outstanding options is $45.28 and no shares of Grace common stock are available for future issuance (excluding shares to be issued upon exercise of outstanding options). Under the Amended 2011 Plan, there are 399,252 shares of Grace common stock to be issued upon the exercise of outstanding options and 114,802 shares to be issued upon completion of the performance period for stock-settled performance-based unit awards (PBUs) (assuming the maximum number of shares are earned in respect of outstanding PBUs), the weighted-average exercise price of outstanding options is $76.70 and 269,506 shares of Grace common stock are available for future issuance (excluding shares to be issued upon exercise of outstanding options and completion of the performance period for PBUs).

(3)	The calculation of weighted-average exercise price does not take outstanding PBUs into account.

Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
BOARD INDEPENDENCE
The Board has determined that all directors, other than Mr. Festa (who is also Chief Executive Officer), but including Mr. Akers (who resigned from the Board and all committees effective January 17, 2014) are independent under New York Stock Exchange rules because none of such directors has any direct or indirect material relationship with Grace or our affiliates, other than through his or her service as a director and as an owner of less than 1% of Grace common stock. In addition to the application of the New York Stock Exchange rules, this determination was based on a number of factors, principal among them were the following:

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
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to act as our principal independent accountants for 2013. The following table sets forth the fees that we incurred for the services of PwC for the year ended December 31, 2012, and our estimate of the fees that we incurred for the year ended December 31, 2013:

Fee Description	2013*	2012
Audit Fees	$5,200,900	$4,591,900
Audit-Related Fees	92,100	167,600
Tax Fees	195,000	352,500
All Other Fees	44,000	25,900
Total Fees	$5,532,000	$5,137,900
_______________________________________________________________________________

*	For 2013, amounts are current estimates in respect of services received for which final invoices have not been submitted.
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
The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2013 and 2012, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

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

Exhibit No.	Exhibit	Location
2.1	Joint Plan of Reorganization of W. R. Grace & Co. and its Debtor Subsidiaries.	Exhibit 2.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.2	Order Confirming Joint Plan of Reorganization.	Exhibit 2.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.3
Asbestos Insurance Transfer Agreement dated as of February 3, 2014, by and between W. R. Grace & Co., W. R. Grace & Co.-Conn. and the other insurance contributors identified therein and the Asbestos PI Trust.
Exhibit 2.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.4	Sale and Purchase Agreement dated October 10, 2013 between The Dow Chemical Company and W. R. Grace & Co.-Conn.	Filed herewith
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.1	Amended and Restated Rights Agreement dated as of March 25, 2008 between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent.	Exhibit 4.1 to Form 10/A (filed 3/25/08) SEC File No.: 001-13953
4.2	Receivables Purchase Agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH.	Exhibit 4.10 to Form 10-K (filed 3/02/07) SEC File No.: 001-13953
4.3
Credit Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn., Grace GmbH & Co. KG, a Federal Republic of Germany limited partnership, each lender from time to time party thereto, and Goldman Sachs Bank USA, as Administrative Agent.
Exhibit 4.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.4	Deferred Payment Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PI Trust.	Exhibit 4.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953

Exhibit No.	Exhibit	Location
4.5	Guarantee Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.6	Deferred Payment Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.04 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.7	Guarantee Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.05 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.8	Deferred Payment Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.06 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.9	Guarantee Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.07 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.10	Share Issuance Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PD Trust and the WRG Asbestos PI Trust.	Exhibit 4.08 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.11	Warrant Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PI Trust and Computershare.	Exhibit 4.09 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.12
[Warrant] Implementation Letter dated as of October 25, 2012 by and between W. R. Grace & Co., the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative and the Official Committee of Equity Security Holders.
Exhibit 4.10 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.13	[Warrant] Registration Rights Agreement dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.11 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.1
WRG Asbestos PI Trust Agreement dated as of February 3, 2014 by and between W. R. Grace & Co., the Asbestos PI Future Claimants’ Representative, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Trustees, the Wilmington Trust Company, and the members of the Trust Advisory Committee.
Exhibit 10.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.2
WRG Asbestos Property Damage Settlement Trust Agreement dated as of February 3, 2014 by and between W. R. Grace & Co., the Asbestos PD Future Claimants’ Representative, the Official Committee of Asbestos Property Damage Claimants, the Asbestos PD Trustees, Wilmington Trust Company, and the members of the Zonolite Attic Insulation Trust Advisory Committee.
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.3	Settlement Agreement dated December 23, 2013 by and between W. R. Grace & Co. and the other debtors named therein and the holders of Grace's pre-petition credit facilities named therein.	Filed herewith
10.4	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended.	Exhibit 10 to Form 10-Q (filed 8/14/00) SEC File No.: 001-13953*
10.5	W. R. Grace & Co. 2011 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 4/13/11) SEC File No.: 001-13953*
10.6	W. R. Grace & Co. Amended and Restated 2011 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 5/01/13) SEC File No.: 001-13953*
10.7	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953*
10.8	Form of Performance-based Unit Agreement.	Exhibit 10.2 to Form 10-Q (filed 8/02/13) SEC File No.: 001-13953*
10.9	Form of Stock Option Award Agreement.	Exhibit 10.2 to Form 8-K (filed 4/13/11) SEC File No.: 001-13953*
10.10	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended.	Exhibit 10.7 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.11	W. R. Grace & Co. Executive Salary Protection Plan, as amended.	Exhibit 10.8 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*

Exhibit No.	Exhibit	Location
10.12	Form of Executive Severance Agreement between Grace and certain officers.	Exhibit 10.17 to Form 10-K (filed 3/13/03) SEC File No.: 001-13953*
10.13	Severance Pay Plan for Salaried Employees.	Exhibit 10.17 to Form 10-K (filed 3/02/07) SEC File No.: 001-13953*
10.14	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision).	Exhibit 10.28 to Form 10-K (filed 4/16/01) SEC File No.: 001-13953*
10.15	Annual Incentive Compensation Program.	Exhibit 10.1 to Form 10-Q (filed 5/3/13) SEC File No.: 001-13953*
10.16	Letter Agreement dated May 27, 2009 between John F. Akers, on behalf of Grace, and Fred Festa (includes enhanced severance provision).	Exhibit 10.1 to Form 8-K (filed 5/29/09) SEC File No.: 001-13953*
10.17	Letter Agreement dated February 28, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (includes enhanced severance provision)	Exhibit 10.1 to Form 8-K (filed 3/07/08) SEC File No.: 001-13953*
10.18	Letter Agreement dated June 19, 2009 between Fred Festa, on behalf of Grace, and Pamela Wagoner (includes enhanced severance provision).	Filed herewith*
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith
18.1	Preferability Letter from PricewaterhouseCoopers LLP	Filed herewith
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Accountants.	Filed herewith
24	Powers of Attorney.	Filed herewith
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
_______________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

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
William C. Dockman (Vice President and Controller)
Dated: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature		Title
H. F. Baldwin*	}
R. C. Cambre*	}
M. A. Fox*	}
J. K. Henry*	}	Directors
J. N. Quinn*	}
C. J. Steffen*	}
M. E. Tomkins*	}

/s/ ALFRED E. FESTA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
(Alfred E. Festa)
/s/ HUDSON LA FORCE III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
(Hudson La Force III)
/s/ WILLIAM C. DOCKMAN	Vice President and Controller (Principal Accounting Officer)
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
Mark A. Shelnitz (Attorney-in-Fact)

FINANCIAL SUPPLEMENT
W. R. GRACE & CO.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

___________________________________________________________
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
Responsibility For Internal Controls—We and our management are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Grace's financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.
Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2013. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2013. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2013, as stated in their report, which appears on the following page.
Report On Disclosure Controls And Procedures—As of December 31, 2013, we and our management carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings and submissions under the Exchange Act is accumulated and communicated to us and our management to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. FESTA	/s/ HUDSON LA FORCE III
A. E. Festa Chief Executive Officer	Hudson La Force III Senior Vice President and Chief Financial Officer
February 27, 2014

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity (deficit), and of cash flows present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company emerged from bankruptcy on February 3, 2014. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans in 2013.
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
February 27, 2014

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Forms S‑8 (No. 333-173785, 333-37024 ) of W.R. Grace & Co. of our report dated February 27, 2014 relating to the financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2014

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share amounts)	2013	2012	2011
Net sales	$3,060.7	$3,155.5	$3,211.9
Cost of goods sold	1,918.6	2,041.1	2,099.0
Gross profit	1,142.1	1,114.4	1,112.9
Selling, general and administrative expenses	505.7	635.2	659.9
Research and development expenses	65.2	64.5	68.5
Interest expense and related financing costs	43.8	46.5	43.3
Chapter 11 expenses, net of interest income	15.3	16.6	20.0
Default interest settlement	129.0	—	—
Asbestos and bankruptcy related charges, net	21.9	384.6	—
Equity in earnings of unconsolidated affiliate	(22.9)	(18.5)	(15.2)
Other expense, net	23.5	6.1	29.4
Total costs and expenses	781.5	1,135.0	805.9
Income (loss) before income taxes	360.6	(20.6)	307.0
Benefit from (provision for) income taxes	(102.9)	61.6	(87.9)
Net income	257.7	41.0	219.1
Less: Net loss (income) attributable to noncontrolling interests	(1.6)	(1.0)	0.6
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0	$219.7
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$3.35	$0.53	$2.99
Weighted average number of basic shares	76.4	74.9	73.6
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$3.30	$0.52	$2.91
Weighted average number of diluted shares	77.7	76.3	75.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2013	2012	2011
Net income	$257.7	$41.0	$219.1
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	4.6	2.3	6.2
Currency translation adjustments	(23.6)	5.5	(11.3)
Gain (loss) from hedging activities, net of income taxes	(0.2)	2.4	(2.1)
Gain on securities available for sale	0.1	—	—
Total other comprehensive income (loss) attributable to noncontrolling interests	(0.9)	0.8	1.8
Total other comprehensive income (loss)	(20.0)	11.0	(5.4)
Comprehensive income	237.7	52.0	213.7
Less: comprehensive income attributable to noncontrolling interests	(0.7)	(1.8)	(1.2)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$237.0	$50.2	$212.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$257.7	$41.0	$219.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	123.1	119.0	120.0
Equity in earnings of unconsolidated affiliate	(22.9)	(18.5)	(15.2)
Chapter 11 expenses, net of interest income	15.3	16.6	20.0
Chapter 11 expenses paid	(15.0)	(15.5)	(20.6)
Asbestos and bankruptcy-related charges, net	21.9	384.6	—
Provision for (benefit from) income taxes	102.9	(61.6)	87.9
Income taxes paid, net of refunds	(60.4)	(82.6)	(44.7)
Excess tax benefits from stock-based compensation	35.4	(36.8)	—
Interest accrued on pre-petition liabilities subject to compromise	38.1	40.4	39.0
Default interest settlement	129.0	—	—
Defined benefit pension (income) expense	(23.2)	149.6	139.9
Payments under defined benefit pension arrangements	(68.3)	(126.8)	(265.1)
Expenditures for environmental remediation	(14.0)	(13.0)	(11.8)
Changes in assets and liabilities, excluding effect of currency translation and businesses acquired:
Trade accounts receivable	13.5	(3.0)	(80.6)
Inventories	8.6	53.2	(67.9)
Accounts payable	4.2	(11.7)	52.6
All other items, net	(30.0)	18.7	46.8
Net cash provided by operating activities	515.9	453.6	219.4
INVESTING ACTIVITIES
Capital expenditures	(156.2)	(138.5)	(144.0)
Businesses acquired, net of cash acquired	(526.2)	(80.0)	(55.8)
Transfer to restricted cash and cash equivalents	(197.8)	(61.1)	(38.8)
Proceeds from sales of product lines	1.8	—	10.0
Other investing activities	(2.3)	(0.7)	7.7
Net cash used for investing activities	(880.7)	(280.3)	(220.9)
FINANCING ACTIVITIES
Borrowings under credit arrangements	49.8	60.7	40.9
Repayments under credit arrangements	(64.5)	(24.8)	(19.3)
Proceeds from exercise of stock options	34.4	32.2	12.1
Excess tax benefits from stock-based compensation	(35.4)	36.8	—
Other financing activities	7.3	5.4	6.0
Net cash (used for) provided by financing activities	(8.4)	110.3	39.7
Effect of currency exchange rate changes on cash and cash equivalents	1.1	5.0	(5.6)
(Decrease) increase in cash and cash equivalents	(372.1)	288.6	32.6
Cash and cash equivalents, beginning of period	1,336.9	1,048.3	1,015.7
Cash and cash equivalents, end of period	$964.8	$1,336.9	$1,048.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets

(In millions, except par value and shares)	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$964.8	$1,336.9
Restricted cash and cash equivalents	395.4	197.6
Trade accounts receivable, less allowance of $6.0 (2012—$5.2)	469.5	474.8
Accounts receivable—unconsolidated affiliate	12.3	15.6
Inventories	295.3	283.6
Deferred income taxes	58.1	58.3
Other current assets	99.0	78.4
Total Current Assets	2,294.4	2,445.2
Properties and equipment, net of accumulated depreciation and amortization of $1,876.8 (2012—$1,785.1)	829.9	770.5
Goodwill	457.5	196.7
Technology and other intangible assets, net	315.5	82.7
Deferred income taxes	845.9	953.2
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	16.7	32.1
Investment in unconsolidated affiliate	96.2	85.5
Other assets	40.0	24.5
Total Assets	$5,396.1	$5,090.4
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$76.6	$83.4
Debt payable—unconsolidated affiliate	4.5	3.6
Accounts payable	249.5	249.4
Accounts payable—unconsolidated affiliate	13.0	2.6
Other current liabilities	292.0	307.3
Total Current Liabilities	635.6	646.3
Debt payable after one year	5.3	13.4
Debt payable—unconsolidated affiliate	24.3	22.4
Deferred income taxes	18.2	27.1
Underfunded and unfunded defined benefit pension plans	299.6	396.5
Other liabilities	65.8	45.0
Total Liabilities Not Subject to Compromise	1,048.8	1,150.7
Liabilities Subject to Compromise—Note 2
Debt plus accrued interest	1,137.8	973.3
Income tax contingencies	76.6	87.6
Asbestos-related contingencies	2,092.4	2,065.0
Environmental contingencies	134.5	140.5
Postretirement benefits	176.3	190.9
Other liabilities and accrued interest	158.5	162.6
Total Liabilities Subject to Compromise	3,776.1	3,619.9
Total Liabilities	4,824.9	4,770.6
Commitments and Contingencies—Note 13
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 77,046,143 (2012—75,565,409)	0.8	0.8
Paid-in capital	533.4	536.5
Retained earnings (accumulated deficit)	15.8	(240.3)
Treasury stock, at cost: shares: 0 (2012—1,414,351)	—	(16.8)
Accumulated other comprehensive income	10.6	29.7
Total W. R. Grace & Co. Shareholders' Equity	560.6	309.9
Noncontrolling interests	10.6	9.9
Total Equity	571.2	319.8
Total Liabilities and Equity	$5,396.1	$5,090.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (Deficit)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2010	$456.6	$(500.0)	$(45.9)	$26.7	$6.9	$(55.7)
Net income (loss)	—	219.7	—	—	(0.6)	219.1
Stock-based compensation	14.0	—	—	—	—	14.0
Exercise of stock options	3.0	—	9.1	—	—	12.1
Other comprehensive income (loss)	—	—	—	(7.2)	1.8	(5.4)
Balance, December 31, 2011	473.6	(280.3)	(36.8)	19.5	8.1	184.1
Net income	—	40.0	—	—	1.0	41.0
Stock-based compensation	14.7	—	—	—	—	14.7
Exercise of stock options	12.2	—	20.0	—	—	32.2
Tax benefit related to stock plans	36.8	—	—	—	—	36.8
Other comprehensive income	—	—	—	10.2	0.8	11.0
Balance, December 31, 2012	537.3	(240.3)	(16.8)	29.7	9.9	319.8
Net income	—	256.1	—	—	1.6	257.7
Stock-based compensation	13.4	—	—	—	—	13.4
Exercise of stock options	17.6	—	16.8	—	—	34.4
Tax benefit related to stock plans	(35.4)	—	—	—	—	(35.4)
Shares issued	1.3	—	—	—	—	1.3
Other comprehensive loss	—	—	—	(19.1)	(0.9)	(20.0)
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through three operating segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications; Grace Materials Technologies, which includes packaging technologies and engineered materials used in consumer, industrial, coatings, and pharmaceutical applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction.
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
Chapter 11 Proceedings    During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite® Attic Insulation ("ZAI"), a former Grace attic insulation product.
After a thorough review of these developments, Grace's Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001 (the "Filing Date"), Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").
Under Chapter 11, Grace operated its businesses under court supervision, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims.
In September 2008, Grace and other parties filed a joint plan of reorganization with the Bankruptcy Court to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein (as subsequently amended, the "Joint Plan"). Following the confirmation of the Joint Plan in 2011 by the Bankruptcy Court and in 2012 by a U.S. District Court, and the resolution of all appeals, Grace emerged from bankruptcy on February 3, 2014. (See Note 2 for Chapter 11 information.)
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

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters and litigation (see Note 2), income taxes (see Note 10), and environmental remediation (see Note 13);

•	Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 11);

•	Realization values of net deferred tax assets, which depend on projections of future taxable income; and

•	Recoverability of goodwill, which depends on assumptions used to value reporting units, such as observable market inputs, projections of future cash flows and weighted average cost of capital.
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
Other intangible assets with finite lives consist of technology, customer lists, trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 30 years.
Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment charge was required in 2013 or 2012; however, there were impairment charges related to certain restructuring activities in 2011 (see Note 14).
Goodwill    Goodwill arises from certain business combinations. Grace reviews its goodwill for impairment on an annual basis at October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of ASC 350 "Intangibles—Goodwill and Other", Grace has identified its reporting units at one level below its operating segments. Grace has evaluated its goodwill annually with no impairment charge required in any of the periods presented.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Financial Instruments    Grace uses commodity forward, swap and/or option contracts and currency forward and/or option contracts to manage exposure to fluctuations in commodity prices and currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities at their fair value. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments closely offset changes in the fair values of the hedged items in "other expense, net" in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges, if the derivative instruments qualify for hedge accounting pursuant to ASC 815, the effective portion of any hedge is reported as "accumulated other comprehensive income" in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges, and changes in the fair values of derivative instruments that are not designated as hedges, are recorded in current period earnings. Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.
Income Taxes    Deferred tax assets and liabilities are recognized with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible.
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
Stock-Based Compensation    The Company recognizes expenses related to stock-based compensation payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of equity instruments. Stock-based compensation cost for restricted stock units (RSUs) and share settled performance based units (PBUs) are measured based on the high/low average of the Company’s common stock on the date of grant. Cash settled performance based units (CSPBU) are remeasured at the end of each reporting period based on the closing fair market value of the Company’s common stock. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated by the Black-Scholes-Merton ("BSM") option pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.
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
Certain pension costs previously reported as a separate line item in the Consolidated Statements of Operations are now reported in "cost of goods sold" and in "selling, general and administrative expenses” based upon the functions of the employees to which the pension costs relate. Grace has revised its accounting such that a portion of the defined benefit pension expense has been and will continue to be capitalized into inventories prior to being reported in "cost of goods sold." See "Change in Accounting Principle Regarding Pension Benefits" for further discussion related to the change in pension accounting.
Certain prior period amounts related to borrowings and repayments under credit arrangements reported as financing activities on the Consolidated Statements of Cash Flows have been revised. These amounts were originally presented on a net basis and are now being presented on a gross basis. Grace concluded that these revisions were not material to the prior-year Consolidated Financial Statements.
Change in Accounting Principle Regarding Pension Benefits    The Company changed its method of accounting for actuarial gains and losses relating to its global defined benefit pension plans to a more preferable method under U.S. generally accepted accounting principles (“GAAP”). The Company’s new method of accounting is referred to as "mark-to-market accounting" and includes immediate recognition of actuarial gains and losses in the period in which they occur. Under the Company's previous accounting method, such amounts were deferred and amortized. In addition, the Company will no longer update the balance sheet funded status of its pension plans each quarter for changes in discount rates and actual returns on assets, but rather will perform such update annually as of the end of each year. Should a significant event occur, the Company's pension obligation and plan assets would be remeasured at an interim period, and the gains or losses on remeasurement would be recognized in that period. This new accounting method was adopted in the 2013 fourth quarter, and retrospectively applied to the Company’s financial results for all periods presented.
Under mark-to-market accounting, the Company’s pension costs consist of two elements: 1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Grace believes that the mark-to-market accounting method is preferable as it better aligns the economics of the defined benefit pension plans with their accounting measures, eliminates delays in recognizing gains and losses in operating results, and improves transparency in Grace's operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these effects actually occur.
As a result of the retrospective application of the new accounting method, accumulated actuarial losses have been reclassified from "accumulated other comprehensive income" to "retained earnings (accumulated deficit)." In addition, in order to better reflect the nature of pension costs in the Company's operating results, the Company retrospectively revised the classification of defined benefit pension expense. Pension costs previously reported as a separate line item in the Consolidated Statements of Operations are now reported in "cost of goods sold" and in "selling, general and administrative expenses" based upon the functions of the employees to which the pension costs relate. Finally, the Company has revised its accounting such that a portion of the defined benefit pension expense has been and will continue to be capitalized into inventories prior to being reported in "cost of goods sold." The Company believes that the change in classification of defined benefit pension costs and the change to inventory capitalization are not material to all prior periods.
The Company continues to manage its defined benefit pension plans at the corporate level. Accordingly, defined benefit pension expense is excluded from segment operating income. Profitability performance measures for the business segments are unchanged from amounts previously reported. Mark-to-market adjustments are excluded from the Company’s non-GAAP Adjusted EBIT measure.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	Year Ended December 31, 2013
(In millions, except per share amounts)	Previous Method	As Reported	Effect of Change
Cost of goods sold	$1,925.3	$1,918.6	$(6.7)
Gross profit	1,135.4	1,142.1	6.7
Selling, general and administrative expenses	522.2	505.7	(16.5)
Defined benefit pension expense	73.4	—	(73.4)
Total costs and expenses	871.4	781.5	(89.9)
Income (loss) before income taxes	264.0	360.6	96.6
Provision for income taxes	(72.9)	(102.9)	(30.0)
Net income	191.1	257.7	66.6
Net income attributable to W. R. Grace & Co. shareholders	189.5	256.1	66.6
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	2.48	3.35	0.87
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	2.44	3.30	0.86

	Year Ended December 31, 2012
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$1,989.2	$2,041.1	$51.9
Gross profit	1,166.3	1,114.4	(51.9)
Selling, general and administrative expenses	537.5	635.2	97.7
Defined benefit pension expense	71.2	—	(71.2)
Total costs and expenses	1,108.5	1,135.0	26.5
Income (loss) before income taxes	57.8	(20.6)	(78.4)
Benefit from income taxes	37.3	61.6	24.3
Net income	95.1	41.0	(54.1)
Net income attributable to W. R. Grace & Co. shareholders	94.1	40.0	(54.1)
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	1.26	0.53	(0.72)
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	1.23	0.52	(0.71)

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

	Year Ended December 31, 2011
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$2,050.6	$2,099.0	$48.4
Gross profit	1,161.3	1,112.9	(48.4)
Selling, general and administrative expenses	568.4	659.9	91.5
Defined benefit pension expense	63.4	—	(63.4)
Total costs and expenses	777.8	805.9	28.1
Income before income taxes	383.5	307.0	(76.5)
Benefit from (provision for) income taxes	(114.7)	(87.9)	26.8
Net income	268.8	219.1	(49.7)
Net income attributable to W. R. Grace & Co. shareholders	269.4	219.7	(49.7)
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	3.66	2.99	(0.68)
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	3.57	2.91	(0.66)
Consolidated Balance Sheets

	December 31, 2013
(In millions)	Previous Method	As Reported	Effect of Change
Inventories	$294.7	$295.3	$0.6
Total current assets	2,293.8	2,294.4	0.6
Deferred income taxes	846.1	845.9	(0.2)
Overfunded defined benefit pension plans	16.7	16.7	—
Total assets	5,395.7	5,396.1	0.4
Underfunded and unfunded defined benefit pension plans	299.6	299.6	—
Total Liabilities Not Subject to Compromise	1,048.8	1,048.8	—
Postretirement benefits	176.3	176.3	—
Total Liabilities Subject to Compromise	3,776.1	3,776.1	—
Total Liabilities	4,824.9	4,824.9	—
Accumulated other comprehensive income (loss)	(558.7)	10.6	569.3
Retained earnings	584.7	15.8	(568.9)
Total W. R. Grace & Co. Shareholders' Equity	560.2	560.6	0.4
Total Equity	570.8	571.2	0.4

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

	December 31, 2012
(In millions)	Previously Reported	Revised	Effect of Change
Inventories	$278.6	$283.6	$5.0
Total current assets	2,440.2	2,445.2	5.0
Deferred income taxes	956.3	953.2	(3.1)
Overfunded defined benefit pension plans	33.8	32.1	(1.7)
Total assets	5,090.2	5,090.4	0.2
Underfunded and unfunded defined benefit pension plans	400.6	396.5	(4.1)
Total Liabilities Not Subject to Compromise	1,154.8	1,150.7	(4.1)
Postretirement benefits	188.1	190.9	2.8
Total Liabilities Subject to Compromise	3,617.1	3,619.9	2.8
Total Liabilities	4,771.9	4,770.6	(1.3)
Accumulated other comprehensive income (loss)	(607.3)	29.7	637.0
Retained earnings	395.2	(240.3)	(635.5)
Total W. R. Grace & Co. Shareholders' Equity	308.4	309.9	1.5
Total Equity	318.3	319.8	1.5
Consolidated Statements of Cash Flows

	Year Ended December 31, 2013
(In millions)	Previous Method	As Reported	Effect of Change
Cash flows from operating activities:
Net income	$191.1	$257.7	$66.6
(Benefit from) provision for income taxes	72.9	102.9	30.0
Defined benefit pension expense	73.4	(23.2)	(96.6)
Inventories	4.2	8.6	4.4
All other items, net(1)	(25.6)	(30.0)	(4.4)

	Year Ended December 31, 2012
(In millions)	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income	$95.1	$41.0	$(54.1)
(Benefit from) provision for income taxes	(37.3)	(61.6)	(24.3)
Defined benefit pension expense	71.2	149.6	78.4
Inventories	53.9	53.2	(0.7)
All other items, net(1)	29.2	29.9	0.7

	Year Ended December 31, 2011
(In millions)	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income	$268.8	$219.1	$(49.7)
(Benefit from) provision for income taxes	114.7	87.9	(26.8)
Defined benefit pension expense	63.4	139.9	76.5
Inventories	(66.9)	(67.9)	(1.0)
All other items, net(1)	17.4	18.4	1.0
_______________________________________________________________________________

(1)	Includes only those items which relate to the change in accounting method to mark-to-market accounting.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Consolidated Statements of Equity (Deficit) and Comprehensive Income

	December 31, 2013
	Previous Method	As Reported	Effect of Change
Retained earnings
Beginning balance	$395.2	$(240.3)	$(635.5)
Net income	189.5	256.1	66.6
Ending balance	584.7	15.8	(568.9)

Accumulated other comprehensive income (loss)
Beginning balance	$(607.3)	$29.7	$637.0
Other comprehensive income (loss)	48.6	(19.1)	(67.7)
Ending balance	(558.7)	10.6	569.3

Total equity	$570.8	$571.2	$0.4

Comprehensive income
Net income	$191.1	$257.7	$66.6
Defined benefit pension and other postretirement plans net of income taxes	72.3	4.6	(67.7)
Currency translation adjustments	(23.6)	(23.6)	—
Total other comprehensive income (loss)	47.7	(20.0)	(67.7)
Comprehensive income	238.8	237.7	(1.1)
Comprehensive income attributable to W. R. Grace & Co. shareholders	238.1	237.0	(1.1)

	December 31, 2012
	Previously Reported	Revised	Effect of Change
Retained earnings
Beginning balance	$301.1	$(280.3)	$(581.4)
Net income	94.1	40.0	(54.1)
Ending balance	395.2	(240.3)	(635.5)

Accumulated other comprehensive income (loss)
Beginning balance	$(578.5)	$19.5	$598.0
Other comprehensive income (loss)	(28.8)	10.2	39.0
Ending balance	(607.3)	29.7	637.0

Total equity	$318.3	$319.8	$1.5

Comprehensive income
Net income	$95.1	$41.0	$(54.1)
Defined benefit pension and other postretirement plans net of income taxes	(36.6)	2.3	38.9
Currency translation adjustments	5.4	5.5	0.1
Total other comprehensive income (loss)	(28.0)	11.0	39.0
Comprehensive income	67.1	52.0	(15.1)
Comprehensive income attributable to W. R. Grace & Co. shareholders	65.3	50.2	(15.1)

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

	December 31, 2011
	Previously Reported	Revised	Effect of Change
Retained earnings
Beginning balance	$31.7	$(500.0)	$(531.7)
Net income	269.4	219.7	(49.7)
Ending balance	301.1	(280.3)	(581.4)

Accumulated other comprehensive income (loss)
Beginning balance	$(518.1)	$26.7	$544.8
Other comprehensive income (loss)	(60.4)	(7.2)	53.2
Ending balance	(578.5)	19.5	598.0

Total equity	$167.5	$184.1	$16.6

Comprehensive income
Net income	$268.8	$219.1	$(49.7)
Defined benefit pension and other postretirement plans net of income taxes	(46.7)	6.2	52.9
Currency translation adjustments	(11.6)	(11.3)	0.3
Total other comprehensive income (loss)	(58.6)	(5.4)	53.2
Comprehensive income	210.2	213.7	3.5
Comprehensive income attributable to W. R. Grace & Co. shareholders	209.0	212.5	3.5
Effect of New Accounting Standards    In June 2011, the FASB issued ASU 2011-05 "Presentation of Comprehensive Income". This update is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". This update defers certain paragraphs of ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. This deferral is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years, with early adoption permitted. Grace continues to report its Consolidated Statement of Other Comprehensive Income as a separate financial statement, immediately following the Consolidated Statement of Operations to comply with the updates that have not been deferred. In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which further clarifies these disclosure requirements. This update is effective for fiscal years beginning after December 15, 2012, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this update in the 2013 first quarter, and it did not have a material effect on the Consolidated Financial Statements.
In December 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities". This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net information about offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. In January 2013, the FASB issued ASU 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which clarifies these disclosure requirements. These standards are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. Grace adopted these standards for the 2013 first quarter, and they did not have a material effect on the Consolidated Financial Statements.
In July 2012, the FASB issued ASU 2012-02 "Testing Indefinite-Lived Intangible Assets for Impairment". This update is intended to simplify how entities test indefinite-lived intangible assets for impairment, by allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

new requirements are effective for fiscal years beginning after September 15, 2012, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this standard for the 2012 fourth quarter, and it did not have a material effect on the Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This update is intended to improve the consistency surrounding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists, requiring the unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new requirements are effective for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years, with early adoption permitted. Grace will adopt this standard for the 2014 first quarter, and does not expect it to have a material effect on the Consolidated Financial Statements.
2. Chapter 11 and Joint Plan of Reorganization
On April 2, 2001, Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The cases were consolidated under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the filing.
In September 2008, Grace and other parties filed the Joint Plan with the Bankruptcy Court to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. On January 31, 2011, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Joint Plan. On January 31, 2012, the United States District Court for the District of Delaware (the "District Court") issued an order affirming the Confirmation Order and confirming the Joint Plan in its entirety. On February 3, 2014 (the "Effective Date"), the U.S. Court of Appeals for the Third Circuit (the "Third Circuit") dismissed the sole remaining appeal challenging the Confirmation Order and the Joint Plan became effective.
Under the Joint Plan, two asbestos trusts have been established and funded under Section 524(g) of the Bankruptcy Code. The Confirmation Order contains a channeling injunction which provides that all pending and future asbestos-related personal injury claims and demands ("PI Claims") are to be channeled for resolution to an asbestos personal injury trust (the "PI Trust") and all pending and future asbestos-related property damage claims and demands ("PD Claims"), including PD Claims related to Grace’s former attic insulation product ("ZAI PD Claims"), are to be channeled to a separate asbestos property damage trust (the "PD Trust"). Canadian ZAI PD Claims are channeled to a separate Canadian claims fund. The trusts are the sole recourse for holders of asbestos-related claims; the channeling injunctions prohibit holders of asbestos-related claims from asserting such claims directly against Grace.
Under the terms of the Joint Plan, claims under the Chapter 11 Cases are satisfied as follows:
Asbestos-Related Personal Injury Claims Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Historically, Grace's cost to resolve such claims was influenced by numerous variables, including the nature of the disease alleged, product identification, proof of exposure to a Grace product, negotiation factors, the solvency of other former producers of asbestos-containing products, cross-claims by co-defendants, the rate at which new claims were filed, the jurisdiction in which the claims were filed, and the defense and disposition costs associated with these claims.
As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and December 31, 2013, had such PI Claims not been stayed by the Bankruptcy Court.
Under the Joint Plan, all PI Claims are channeled to the PI Trust for resolution. The PI Trust will use specified trust distribution procedures to satisfy allowed PI Claims.
On the Effective Date, the PI Trust was funded with:

•	$557.7 million in cash from Grace (includes $464.1 million of cash from Grace and $93.6 million of cash from insurance proceeds that were held in escrow);

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

•
A warrant to acquire 10 million shares of Company common stock at an exercise price of $17.00 per share, expiring one year after the Effective Date (the "PI Warrant") (this obligation is expected to be settled in cash with the PI Trust as discussed below);

•	Rights to all proceeds under all of Grace’s insurance policies that are available for payment of PI Claims;

•
$42.1 million in cash from a subsidiary of Fresenius AG, pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Fresenius; and

•
$856.8 million in cash and 18 million shares of Sealed Air Corporation common stock paid by Cryovac, Inc., a wholly owned subsidiary of Sealed Air, pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Cryovac and Sealed Air.

Grace is obligated to make deferred payments to the PI Trust of $110 million per year for 5 years beginning in 2019, and $100 million per year for 10 years beginning in 2024, which obligation is secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default.
The amounts that Grace will be obligated to pay to the PI Trust under the Joint Plan are fixed amounts. Grace is not obligated to make additional payments to the PI Trust beyond the payments described above.
Asbestos-Related Property Damage Claims The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in commercial and public buildings. Various factors can affect the merit and value of PD Claims, including legal defenses, product identification, the amount and type of product involved, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases, the court in which the case is pending, and the difficulty of asbestos abatement, if necessary.
Several class action lawsuits also were filed on behalf of homeowners alleging damage from ZAI. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits dispute Grace's position on the safety of ZAI. In December 2006 the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI.
At Grace's request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date and, as of December 31, 2013, an additional 1,310 U.S. ZAI PD Claims were filed.
In 2008 and 2009, Grace entered into settlement agreements with representatives of the U.S. ZAI PD claimants and Canadian ZAI PD claimants, respectively. The terms of these settlements have been incorporated into the terms of the Joint Plan and related documents.
All PD Claims have been channeled to the PD Trust for resolution. The PD Trust contains two accounts, the PD Account and the ZAI PD Account. U.S. ZAI PD Claims are to be paid from the ZAI PD Account and non-ZAI PD Claims are to be paid from the PD Account. Canadian ZAI PD Claims are to be paid by a separate fund established in Canada. Each account has a separate trustee and the assets of the accounts may not be commingled.
PD Account
On the Effective Date, the PD Account of the PD Trust was funded with $39.9 million in cash from Grace and $111.4 million in cash from Cryovac and Fresenius to pay allowed non-ZAI PD Claims settled as of the Effective Date, and CDN$8.6 million in cash from Grace to fund the Canadian ZAI PD Claims fund.
Following the Effective Date, unresolved non-ZAI PD Claims are to be litigated in the Bankruptcy Court and any future non-ZAI PD Claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the Bankruptcy Court. To the extent any such PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and,

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Account of the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims as it does not believe that payment on any such claims is probable.
On the Effective Date, the PD Trust contributed CDN$8.6 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims are to be resolved. Grace has no continuing or contingent obligations to make additional payments into this fund.
ZAI PD Account
On the Effective Date, the ZAI PD Account of the PD Trust was funded with approximately $34.4 million in cash from Cryovac and Fresenius.
Grace is obligated to make a payment of $30 million in cash to the ZAI PD Account on the third anniversary of the Effective Date, and Grace is obligated to make up to 10 contingent deferred payments of $8 million per year to the ZAI PD Account during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the ZAI PD Account fall below $10 million during the preceding year. The amounts that Grace will be obligated to pay to the ZAI PD Account under the Joint Plan are capped amounts. Grace is not obligated to make additional payments to the PD Trust in respect of the ZAI PD Account beyond the payments described above. Grace has accrued for the $30 million payment due on the third anniversary of the Effective Date, but has not accrued for the 10 additional payments since Grace does not currently believe they are probable.
The PD Trust is to resolve U.S. ZAI PD Claims that qualify for payment under specified trust distribution procedures by paying 55% of the claimed amount, but in no event is the PD Trust to pay more per claim than 55% of $7,500 (as adjusted for inflation each year after the fifth anniversary of the Effective Date).
All payments to the PD Trust required after the Effective Date are secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default. Grace has the right to conduct annual audits of the books, records and claim processing procedures of the PD Trust.
Asbestos-Related Liability    The recorded asbestos-related liability as of December 31, 2013 and 2012, was $2,092.4 million and $2,065.0 million respectively, and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace increased its asbestos-related liability by $27.4 million in the fourth quarter of 2013 to reflect the updated estimated value of the consideration payable to the PI Trust and the PD Trust (the "Trusts") under the Joint Plan, considering the effective date of February 3, 2014. The asbestos-related liability was settled at the recorded amount on the Effective Date, including payment of cash due at the Effective Date, issuance of the warrant and deferred payment obligations, and transfer of all cash and rights with respect to Grace's insurance policies that provide coverage for asbestos-related claims.
The PI Trust deferred payment obligation of $110 million per year for 5 years beginning January 2, 2019, and of $100 million per year for 10 years beginning January 2, 2024, was recorded at fair value of $567 million on December 31, 2013, to reflect the estimated value on the Effective Date. The value of the deferred payment obligation has been estimated based on (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement.
Grace also recorded a deferred payment obligation of $27.5 million representing the present value of the $30 million payment due to the ZAI PD Account on February 3, 2017.
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share is recorded at estimated value of $490 million on the Effective Date based on the current trading range of Company common stock and other valuation factors.
Insurance Rights    The insurance rights transferred by Grace to the PI Trust under the Joint Plan relate to insurance policies that provide coverage for 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

1985 available for pending and future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace. As discussed above, pursuant to the Joint Plan, proceeds with respect to all of Grace's insurance policies that provide coverage for asbestos-related claims were transferred to the PI Trust at emergence.
Grace has entered into settlement agreements, which were, for the most part, dependent upon the effectiveness of the Joint Plan, with underwriters of a portion of Grace's insurance coverage. Under most of these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of $396.1 million in respect of coverage under the affected policies. Under the remaining agreements, the insurers have agreed to reimburse the PI Trust for a portion of the claims actually paid by the PI Trust.
The amount of insurance recovered on claims by the PI Trust will depend on the aggregate amount of claims received by the PI Trust, proceeds from unsettled policies, and a number of factors that will be determined at the time claims are paid including: the nature of the claim, the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Grace estimates that the recorded amount of $500.0 million is within the reasonable range of possible valuations of these policies at emergence.
PI Warrant Settlement    In October 2012, Grace entered into an agreement with interested parties to settle the PI Warrant in cash during the one-year period after the Effective Date. Under the terms of the settlement agreement, Grace will repurchase the PI Warrant for a price equal to the average of the daily closing prices of Company common stock during the period commencing one day after the Effective Date and ending on the day prior to the date the PI Trust elects to sell the PI Warrant back to Grace, multiplied by 10 million (the number of shares issuable under the PI Warrant), less $170 million (the aggregate exercise price of the PI Warrant), provided that if the average of the daily closing prices is less than $54.50 per share, then the repurchase price would be $375 million, and if the average of the daily closing prices exceeds $66.00 per share, then the repurchase price would be $490 million. The settlement agreement is terminable by the PI Trust in the event a tender offer, or other proposed transaction that would result in a change in control of the Company, is announced during the one-year period after the Effective Date. In such event, the PI Warrant would be settled in shares of Company common stock.
Other Claims    The Joint Plan also provides that all other allowed pre-petition claims will be paid in full on or within 10 days after the Effective Date, or when they otherwise become due. All allowed administrative claims are to be paid in cash and all allowed priority claims are to be paid in cash with interest as provided in the Joint Plan. Secured claims are to be paid in cash with interest or by reinstatement. Allowed general unsecured claims are to be paid in cash, including post-petition interest in accordance with the Joint Plan. The Joint Plan further provides that Grace will, subject to certain non-bankruptcy limitations, satisfy all pension, retirement medical, and similar employee-related obligations and pay workers’ compensation claims. Grace paid on or within 10 days after the Effective Date $1,361.6 million in respect of other allowed pre-petition or other claims, including $1,103.5 million in respect of Grace's pre-petition credit facilities.
Unresolved Claims    The Bankruptcy Court established a claims bar date of March 31, 2003, for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims.
Unresolved claims are to be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of the Effective Date, 62 employee claims and 70 non-employee claims (other than asbestos-related claims) remain unresolved.
Grace believes that its recorded liabilities for unresolved claims represent a reasonable estimate of the ultimate allowable amount for such claims. If it is ultimately determined that any amounts are owed on these claims, they are to be paid in full, with interest as required. While the ultimate outcome of these claims cannot be predicted with certainty, Grace believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
After the Effective Date, all persons and entities generally are forever barred from asserting against Grace any claims or demands that are based upon any act or omission, transaction, or other activity, event or occurrence that occurred prior to the Effective Date, except as expressly provided in the Joint Plan.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Committees and Representatives    As a result of confirmation and effectiveness of the Joint Plan, the four official committees appointed in the Chapter 11 Cases have been disbanded. The legal representative for future asbestos personal injury claimants will continue to act in the same capacity with respect to the PI Trust and the legal representative for future asbestos property damage claimants will continue to act in the same capacity with respect to the PD Trust.
Effect on Company Common Stock    Under the Joint Plan holders of Company common stock as of the Effective Date retained their shares, but the interests of shareholders are subject to dilution in the event of default with respect to the deferred payment obligations to the PI Trust or the PD Trust under the Company's security obligation.
Debt Capital    As of December 31, 2013, all of the Debtors' pre-petition debt was in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."
As of December 31, 2013, Grace maintained a $100 million cash-collateralized letter of credit facility with a commercial bank to support existing and new financial assurances. At emergence, the cash-collateralized letter of credit facility was replaced with a $400 million revolving credit facility with a $150 million sublimit for letters of credit. See Note 8 for a discussion of Grace's exit financing.
Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with ASC 852 "Reorganizations". ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.
Pursuant to ASC 852, Grace's pre-petition and post-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2013, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.
Grace has not recorded the benefit of the assets available to fund asbestos-related and other liabilities under the Fresenius settlement and the Sealed Air settlement as provided by the Joint Plan, as these assets were transferred directly to the PI Trust and the PD Trust on the Effective Date. The estimated fair value available under the Fresenius settlement and the Sealed Air settlement as measured at December 31, 2013, was $1,653 million composed of $115 million in cash from Fresenius and $1,538 million in cash and stock from Cryovac.
Grace's Consolidated Balance Sheets separately identify the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent both pre-petition and post-petition liabilities as determined under U.S. GAAP. Changes to pre-petition liabilities subsequent to the Filing Date reflect: (1) cash payments under approved court orders; (2) the terms of the Joint Plan, as discussed above, including the accrual of interest on pre-petition debt and other fixed obligations; (3) accruals for employee-related programs; and (4) changes in estimates related to other pre-petition contingent liabilities.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Components of liabilities subject to compromise are as follows:

(In millions)	December 31, 2013	December 31, 2012	Filing Date (Unaudited)
Asbestos-related contingencies	$2,092.4	$2,065.0	$1,002.8
Pre-petition bank debt plus accrued interest	1,100.0	937.2	511.5
Environmental contingencies	134.5	140.5	164.8
Unfunded special pension arrangements	129.4	137.1	70.8
Income tax contingencies	76.6	87.6	242.1
Postretirement benefits other than pension	57.2	63.9	185.4
Drawn letters of credit plus accrued interest	37.8	36.1	—
Accounts payable	34.3	31.3	43.0
Retained obligations of divested businesses	29.9	29.0	43.5
Other accrued liabilities	94.3	102.3	102.1
Reclassification to current liabilities(1)	(10.3)	(10.1)	—
Total Liabilities Subject to Compromise	$3,776.1	$3,619.9	$2,366.0
_______________________________________________________________________________

(1)
As of December 31, 2013 and 2012, approximately $10.3 million and $10.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in "other current liabilities" in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits".

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing.
Change in Liabilities Subject to Compromise
The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2013.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders for payments of certain operating expenses	(374.9)
Expense (income) items:
Interest on pre-petition liabilities	682.5
Employee-related accruals	127.6
Provision for asbestos-related contingencies	1,137.2
Provision for environmental contingencies	362.0
Release of income tax contingencies	(91.5)
Balance sheet reclassifications	(36.0)
Balance, end of period	$3,776.1
For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for the years ended December 31, 2013 and 2012, was 3.25%. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

quarterly. The pre-petition bank debt holders argued that they were entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements, which they asserted was more than an additional $210 million in interest. The Bankruptcy Court and the District Court overruled this assertion and the pre-petition bank debt holders appealed these rulings to the Third Circuit Court of Appeals. On December 23, 2013, Grace and the pre-petition bank debt holders settled this appeal. Under the terms of the settlement, Grace agreed to pay an additional $129.0 million of interest above the amount provided for under the Joint Plan as of December 31, 2013, with interest to continue to accrue at 3.25% through January 31, 2014, and at 5.00% thereafter. The principal and all accrued interest on the pre-petition bank debt was paid in full on the Effective Date.
For the holders of claims who, but for the Filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, Grace accrued interest at the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law.
For all other holders of allowed general unsecured claims, Grace accrued interest at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.
Chapter 11 Expenses

	Year Ended December 31,
(In millions)	2013	2012	2011
Legal and financial advisory fees	$17.1	$17.4	$20.6
Interest (income) expense	(1.8)	(0.8)	(0.6)
Chapter 11 expenses, net of interest income	$15.3	$16.6	$20.0
Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.
Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Year Ended December 31,
(In millions) (Unaudited)	2013	2012	2011
Net sales, including intercompany	$1,425.4	$1,512.6	$1,479.4
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	882.2	951.3	919.1
Selling, general and administrative expenses	178.1	274.9	334.5
Depreciation and amortization	69.1	67.3	68.3
Chapter 11 expenses, net of interest income	15.3	16.6	20.0
Default interest settlement	129.0	—	—
Asbestos and bankruptcy-related charges, net	21.9	384.6	—
Research and development expenses	37.8	35.9	39.7
Interest expense and related financing costs	37.7	41.5	40.0
Other income, net	(75.7)	(93.2)	(75.3)
	1,295.4	1,678.9	1,346.3
Income (loss) before income taxes and equity in net income of non-filing entities	130.0	(166.3)	133.1
Benefit from (provision for) income taxes	(53.2)	48.4	(50.8)
Income (loss) before equity in net income of non-filing entities	76.8	(117.9)	82.3
Equity in net income of non-filing entities	179.3	157.9	137.4
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0	$219.7

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

In the above table, for 2013, Asbestos and bankruptcy-related charges, net, primarily includes adjustments made to reflect the emergence-date value of the deferred payment obligations and adjustments to record the final allowed claims listing, partially offset by adjustments for interest per the terms of the Joint Plan. For 2012, Asbestos and bankruptcy-related charges, net, includes adjustments made to our asbestos-related liability and to accrue for the Libby Medical Program settlement.
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Year Ended December 31,
(In millions) (Unaudited)	2013	2012	2011
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0	$219.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	69.1	67.3	68.3
Asbestos and bankruptcy-related charges, net	21.9	384.6	—
Default interest settlement	129.0	—	—
Equity in net income of non-filing entities	(179.3)	(157.9)	(137.4)
Provision for (benefit from) income taxes	53.2	(48.4)	50.8
Income taxes (paid), net of refunds	13.5	(33.9)	(13.2)
Tax benefits from stock-based compensation	35.4	(36.8)	—
Defined benefit pension (income) expense	(51.8)	82.0	111.6
Payments under defined benefit pension arrangements	(55.6)	(114.9)	(251.4)
Repatriation of cash from foreign entities	29.7	21.6	30.3
Changes in assets and liabilities, excluding the effect of foreign currency translation and business acquired:
Trade accounts receivable	(6.2)	(7.1)	(26.2)
Inventories	(23.0)	66.7	(66.4)
Accounts payable	21.9	(15.1)	37.5
All other items, net	31.1	75.9	13.4
Net cash provided by operating activities	345.0	324.0	37.0
Investing Activities
Capital expenditures	(94.1)	(82.6)	(77.7)
Business acquired, net of cash acquired	(510.4)	—	—
Transfer to restricted cash and cash equivalents	(222.2)	(35.4)	(8.4)
Other	—	—	10.0
Net cash used for investing activities	(826.7)	(118.0)	(76.1)
Borrowings under credit arrangements	0.3	—	—
Repayments under credit arrangements	(0.8)	(0.6)	—
Proceeds from exercise of stock options	34.4	32.2	12.1
Excess tax benefits from stock-based compensation	(35.4)	36.8	—
Other financing activities	4.1	1.2	28.4
Net cash provided by financing activities	2.6	69.6	40.5
Net (decrease) increase in cash and cash equivalents	(479.1)	275.6	1.4
Cash and cash equivalents, beginning of period	1,064.2	788.6	787.2
Cash and cash equivalents, end of period	$585.1	$1,064.2	$788.6

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

	December 31,
(In millions) (Unaudited)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$585.1	$1,064.2
Restricted cash and cash equivalents	340.5	118.3
Trade accounts receivable, net	138.8	132.6
Accounts receivable—unconsolidated affiliate	10.9	14.1
Receivables from non-filing entities, net	173.0	160.5
Inventories	138.9	115.9
Other current assets	69.3	58.5
Total Current Assets	1,456.5	1,664.1
Properties and equipment, net	484.5	433.5
Goodwill	279.9	26.8
Technology and other intangible assets, net	249.1	9.6
Deferred income taxes	817.3	933.3
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	283.8	282.1
Investment in non-filing entities	531.3	442.3
Investment in unconsolidated affiliate	96.2	85.5
Other assets	16.5	10.8
Total Assets	$4,715.1	$4,388.0
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities (including $17.5 due to unconsolidated affiliate) (2012—$6.0)	$247.4	$244.7
Underfunded defined benefit pension plans	52.2	156.9
Other liabilities (including $24.3 due to unconsolidated affiliate) (2012—$22.4)	78.7	56.5
Total Liabilities Not Subject to Compromise	378.3	458.1
Liabilities Subject to Compromise	3,776.1	3,619.9
Total Liabilities	4,154.4	4,078.0
Total W. R. Grace & Co. Shareholders' Equity	560.6	309.9
Noncontrolling interests in Chapter 11 filing entities	0.1	0.1
Total Equity	560.7	310.0
Total Liabilities and Equity	$4,715.1	$4,388.0
In addition to Grace's financial reporting obligations as prescribed by the SEC, during the Chapter 11 proceeding, Grace was required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information was prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. These statements and schedules are not audited and do not purport to represent the financial position or results of operations of Grace on a consolidated basis.
This summary of the terms of various agreements does not purport to be complete and is qualified in its entirety by reference to the Joint Plan, the Confirmation Order, the Asbestos Trust Agreements, the Asbestos Insurance Transfer Agreement, the Deferred Payment Agreements, the Guarantee Agreements, the Share Issuance Agreement, the Warrant Agreement, the Warrant Implementation Letter, and the Warrant Registration Rights Agreement, which have been filed with the SEC.

Notes to Consolidated Financial Statements (Continued)

3. Subsequent Event—Chapter 11 Emergence

Grace emerged from bankruptcy on February 3, 2014. Grace paid approximately $1,900 million in emergence-related claims and other costs. This included payments to the PI Trust and the PD Trust, pre-petition bank debt, drawn letters of credit, environmental settlements, income tax settlements, amounts due to vendors, and other non-asbestos claims, plus accrued interest for certain of these items as well as other emergence costs. Grace will satisfy all other liabilities previously subject to compromise as they become due and payable after emergence.
Grace funded these payments through a combination of approximately $1,360 million of cash on hand and approximately $900 million in exit financing. The exit financing consisted of a $700 million term loan and a €150 million term loan. See Note 8 for a discussion of Grace's exit financing.
Pro forma Information (Unaudited)    The below table presents the pro forma consolidated balance sheet of Grace as of December 31, 2013, reflecting the accounting effects of the Joint Plan as if it became effective on that date. The income tax effects of the pro forma adjustments have been computed at a 37.41% U.S. Federal and state income tax rate. Grace is not required to adopt fresh-start accounting at emergence since existing shareholders continue to retain a majority interest in the Company on the Effective Date, and Grace is not balance sheet insolvent. Following is a description of the pro forma adjustments:

1.
Borrowings Under New Credit Agreements—Reflects $900 million of debt borrowed on the Effective Date. Cash proceeds were approximately $873 million after approximately $27 million of origination fees and other costs of the exit financing, including original issue discount.

2.
Consideration to the Asbestos Trusts—Reflects the transfer by Grace to the PI Trust and the PD Trust of (i) cash (including restricted cash) of approximately $512 million, (ii) the PI Deferred Payment Obligations, (iii) the PD Deferred Payment Obligation, (iv) the warrant, and (v) rights to proceeds from Grace's asbestos-related insurance coverage. See Note 2 for a discussion of this consideration. The related deferred income tax assets are reclassified from temporary differences to NOL carryforward.

Grace expects to recognize income tax deductions on the Deferred Payments when cash payments are made. Grace has determined that payments of the U.S. ZAI contingent payments are not probable, and no such payments are included in this pro forma.

3.
Payment of Remaining Pre-Petition Liabilities and Adjustment for Additional Expenses—Reflects the payment of pre-petition bank debt, drawn letters of credit, environmental settlements, income tax settlements, amounts due to vendors and other non-asbestos claims, accrued interest for certain of these items, and other emergence costs on the Effective Date. The related deferred income tax assets are reclassified from temporary differences to NOL carryforward. Also reflects approximately $12 million of emergence costs, which are assumed fully deductible for tax purposes.

4.
NOLs and Future Tax Deductions—Reflects U.S. Federal and state income tax deductions attributable to the payment of certain bankruptcy claims. U.S. Federal and state NOL carryforwards are assumed to increase to approximately $670 million (tax effected at approximately $252 million). In addition, under current U.S. Federal and state income tax law, future deductions are expected in the amount of $1,580 million when the deferred payments are made and $490 million when the warrant is settled.

These future payments are expected to create additional NOL carryforwards in the years paid. It is expected that use of these U.S. Federal tax benefits will be unrestricted and that a valuation allowance will not be established. U.S. state tax benefits associated with these future payments may have some restrictions and a partial valuation allowance may be recorded. The realization of the tax benefits depends on the amount and timing of future U.S. taxable income and the avoidance of limitation events that would apply in the event that Grace undergoes an "ownership change" (as defined by the Internal Revenue Code).

5.
Reclassification of Liabilities Subject to Compromise—Reflects certain items that were classified as Liabilities Subject to Compromise as of December 31, 2013, and were not paid at emergence, which were reclassified to the appropriate liability accounts at emergence. This includes income tax contingencies, postretirement benefits, and environmental contingencies that will be paid as they come due after emergence.

Notes to Consolidated Financial Statements (Continued)

3. Subsequent Event—Chapter 11 Emergence (Continued)

W. R. Grace and Co. and Subsidiaries
Pro forma Consolidated Balance Sheet (unaudited)

		Pro forma Adjustments
(In millions, except par value and shares)	December 31, 2013 Reported	Borrowings Under New Credit Agreements	Consideration to the Asbestos Trusts	Payment of Remaining Pre-Petition Liabilities and Adjustment for Additional Expenses	Reclassifications at Emergence	December 31, 2013 Pro forma
ASSETS
Current Assets
Cash and cash equivalents	$964.8	$873.0	$(269.6)	$(1,370.6)	$153.2	$350.8
Restricted cash and cash equivalents	395.4	—	(242.2)	—	(153.2)	—
Trade accounts receivable, less allowance of $6.0	469.5	—	—	—	—	469.5
Accounts receivable—unconsolidated affiliate	12.3	—	—	—	—	12.3
Inventories	295.3	—	—	—	—	295.3
Deferred income taxes	58.1	—	—	—	—	58.1
Other current assets	99.0	—	—	—	—	99.0
Total Current Assets	2,294.4	873.0	(511.8)	(1,370.6)	—	1,285.0
Properties and equipment, net of accumulated depreciation and amortization of $1,876.8	829.9	—	—	—	—	829.9
Goodwill	457.5	—	—	—	—	457.5
Technology and other intangible assets, net	315.5	—	—	—	—	315.5
Deferred income taxes:
Net operating loss carryforward	—	—	111.0	141.2	—	252.2
Temporary differences	845.9	—	(111.0)	(134.1)	—	600.8
Asbestos-related insurance	500.0	—	(500.0)	—	—	—
Overfunded defined benefit pension plans	16.7	—	—	—	—	16.7
Investment in unconsolidated affiliate	96.2	—	—	—	—	96.2
Other assets	40.0	27.0	—	—	—	67.0
Total Assets	$5,396.1	$900.0	$(1,011.8)	$(1,363.5)	$—	$3,920.8
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$76.6	$9.0	$—	$—	$—	$85.6
Debt payable—unconsolidated affiliate	4.5	—	—	—	—	4.5
Accounts payable	249.5	—	—	—	—	249.5
Accounts payable—unconsolidated affiliate	13.0	—	—	—	—	13.0
PI warrant liability	—	—	490.0	—	—	490.0
Other current liabilities	292.0	—	—	7.2	38.8	338.0
Total Current Liabilities	635.6	9.0	490.0	7.2	38.8	1,180.6
Debt payable after one year	5.3	891.0	—	—	—	896.3
Debt payable—unconsolidated affiliate	24.3	—	—	—	—	24.3
Deferred payment obligations	—	—	594.5	—	—	594.5
Deferred income taxes	18.2	—	—	—	—	18.2
Income tax contingencies	—	—	—	—	76.6	76.6
Underfunded defined benefit pension plans	66.2	—	—	—	—	66.2
Unfunded pay-as-you-go defined benefit pension plans	233.4	—	—	—	95.9	329.3
Other liabilities	65.8	—	—	—	105.2	171.0
Total Liabilities Not Subject to Compromise	1,048.8	900.0	1,084.5	7.2	316.5	3,357.0
Liabilities Subject to Compromise
Debt plus accrued interest	1,137.8	—	—	(1,135.7)	(2.1)	—
Income tax contingencies	76.6	—	—	—	(76.6)	—
Asbestos-related contingencies	2,092.4	—	(2,084.1)	—	(8.3)	—
Environmental contingencies	134.5	—	—	(77.5)	(57.0)	—
Postretirement benefits	176.3	—	—	(27.7)	(148.6)	—
Other liabilities and accrued interest	158.5	—	(12.2)	(122.4)	(23.9)	—
Total Liabilities Subject to Compromise	3,776.1	—	(2,096.3)	(1,363.3)	(316.5)	—
Total Liabilities	4,824.9	900.0	(1,011.8)	(1,356.1)	—	3,357.0
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 77,046,143 (2012—75,565,409)	0.8	—	—	—	—	0.8
Paid-in capital	533.4	—	—	—	—	533.4
Retained earnings	15.8	—	—	(7.4)	—	8.4
Treasury stock, at cost: shares: 0 (2012—1,414,351)	—	—	—	—	—	—
Accumulated other comprehensive loss	10.6	—	—	—	—	10.6
Total W. R. Grace & Co. Shareholders' Equity	560.6	—	—	(7.4)	—	553.2
Noncontrolling interests	10.6	—	—	—	—	10.6
Total Equity	571.2	—	—	(7.4)	—	563.8
Total Liabilities and Equity	$5,396.1	$900.0	$(1,011.8)	$(1,363.5)	$—	$3,920.8

Notes to Consolidated Financial Statements (Continued)

4. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2013 and 2012:

	December 31,
(In millions)	2013	2012
Raw materials	$69.7	$66.5
In process	41.8	46.1
Finished products	152.4	138.8
Other	31.4	32.2
	$295.3	$283.6

5. Properties and Equipment

	December 31,
(In millions)	2013	2012
Land	$20.0	$19.9
Buildings	524.3	500.3
Information technology and equipment	172.0	146.7
Machinery, equipment and other	1,883.2	1,786.8
Projects under construction	107.2	101.9
Properties and equipment, gross	2,706.7	2,555.6
Accumulated depreciation and amortization	(1,876.8)	(1,785.1)
Properties and equipment, net	$829.9	$770.5
Capitalized interest costs amounted to $1.2 million, $0.1 million, and $0.1 million in 2013, 2012, and 2011, respectively. Depreciation and lease amortization expense relating to properties and equipment amounted to $108.6 million, $108.2 million, and $110.0 million in 2013, 2012, and 2011, respectively. Grace's rental expense for operating leases amounted to $28.4 million, $26.1 million, and $20.5 million in 2013, 2012, and 2011, respectively.
At December 31, 2013, minimum future non-cancelable payments for operating leases are:

(In millions)
2014	$22.8
2015	17.3
2016	13.4
2017	7.9
2018	4.8
Thereafter	18.7
$84.9
The above minimum non-cancelable lease payments are net of anticipated sublease income of $0.8 million in 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017, $0.1 million in 2018 and $0.1 million thereafter.

Notes to Consolidated Financial Statements (Continued)

6. Acquisitions

In 2013, Grace completed two business combinations for total consideration of $526.2 million as follows:

•
In April 2013, Grace acquired the assets of Chemind Construction Products, a privately held specialty manufacturer and distributor of waterproofing coatings technologies and materials for the design and construction industry.

•
In December 2013, Grace acquired the assets of the UNIPOL® Polypropylene Process Technology Licensing and Catalysts business of The Dow Chemical Company. The acquisition is complementary to Grace's specialty catalysts business and significantly enhances the company’s position as a leading supplier of polyolefin catalysts and technologies.

The purchase price for the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date in accordance with ASC 805 "Business Combinations".

(In millions)
Tangible assets	$55.8
Goodwill	262.9
Intangible assets	247.6
Liabilities assumed	(40.1)
Net assets acquired, net of cash acquired	$526.2
The table below presents the assets acquired and liabilities assumed as part of the acquisition of the UNIPOL® licensing and related catalyst business. The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. Goodwill generated from the acquisition will be deductible for tax purposes.

(In millions)
Trade accounts receivable	$10.5
Inventories	22.6
Properties and equipment	18.4
Goodwill	253.2
Intangible assets	243.0
Current deferred revenue	(14.3)
Noncurrent deferred revenue	(23.0)
The table below presents the intangible assets acquired as part of the acquisition of the UNIPOL® licensing and related catalyst business and the periods over which they will be amortized.

	Amount (In millions)	Weighted Average Amortization Period (in years)
Technology	$205.3	20.9
Trademarks	11.9	30.0
Customer Lists	10.6	20.0
Other	15.2	17.0
Total	$243.0	20.9

Notes to Consolidated Financial Statements (Continued)

6. Acquisitions (Continued)

Pro forma information is not presented for the UNIPOL® licensing and related catalyst business as the acquisition is not material to the Company. In the month of December, Grace recorded $5.2 million in sales related to the acquisition and earnings of $0.6 million before $8.6 million of acquisition, integration, and transition costs.
7. Goodwill and Other Intangible Assets
The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2013, are as follows:

(In millions)	Grace Catalysts Technologies	Grace Materials Technologies	Grace Construction Products	Total Grace
Balance, December 31, 2012	$39.5	$40.5	$116.7	$196.7
Goodwill acquired during the year	253.2	—	9.7	262.9
Foreign currency translation/other adjustments	0.7	0.7	(3.5)	(2.1)
Balance, December 31, 2013	$293.4	$41.2	$122.9	$457.5

Grace's net book value of other intangible assets at December 31, 2013 and 2012, was $315.5 million and $82.7 million, respectively, detailed as follows:

	As of December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$260.0	$37.8
Customer lists	94.9	43.7
Trademarks	36.9	14.0
Other	22.4	3.2
Total	$414.2	$98.7

	As of December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization
Customer lists	$81.6	$37.9
Technology	54.6	32.6
Trademarks	24.6	12.2
Other	8.8	4.2
Total	$169.6	$86.9
Total indefinite-lived trademarks, included above, at December 31, 2013 and 2012, were $4.9 million and $4.8 million, respectively. Amortization expense related to intangible assets amounted to $12.7 million, $10.7 million, and $10.0 million in 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Other Intangible Assets (Continued)

At December 31, 2013, estimated future annual amortization expenses for intangible assets are:

(In millions)
2014	$24.0
2015	22.4
2016	18.6
2017	17.3
2018	17.0
Thereafter	211.3
Total estimated amortization expenses	$310.6

8. Debt
Components of Debt

(In millions)	2013	2012
Debt payable within one year(1)	$76.6	$83.4
Debt payable after one year	$5.3	$13.4
Debt Subject to Compromise(2)
Bank borrowings(3)	$500.0	$500.0
Accrued interest on bank borrowings	471.0	437.2
Default interest settlement(4)	129.0	—
Drawn letters of credit(5)	26.7	26.5
Accrued interest on drawn letters of credit	11.1	9.6
	$1,137.8	$973.3
Full-year weighted average interest rates on total debt	3.6%	3.5%
_______________________________________________________________________________

(1)
Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries. At December 31, 2013, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $76.6 million.

(2)
At December 31, 2013, the carrying value of Grace's bank debt subject to compromise plus interest was $1,137.8 million. The estimated fair value of the bank debt approximates the carrying value and is estimated using Level 2 inputs. These amounts were paid in full on February 3, 2014.

(3)
Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250 million was available under short-term facilities that expired in May 2001, and $250 million was available under a long-term facility that expired in May 2003. As a result of the Filing, Grace was not permitted to make payments under the bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheets.

(4)
On December 31, 2013, Grace entered into an agreement to settle the final appeal pending in its Chapter 11 bankruptcy with the holders of the company’s pre-petition bank debt (the “Bank Lenders”). The settlement calls for Grace to pay the Bank Lenders $129.0 million, plus interest from December 31, 2013, in addition to the distributions provided in the Joint Plan.

(5)	Amounts drawn on letters of credit pursuant to settled but unpaid claims.
Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

On February 3, 2014, Grace entered into a Credit Agreement (the "Credit Agreement") in connection with its exit financing. The Credit Agreement provides for:

(a)	a $400 million revolving credit facility due in 2019, with interest at LIBOR +175 bps;

(b)	a $700 million term loan due in 2021, with interest at LIBOR +225 bps with a 75 bps floor;

(c)	a €150 million term loan due in 2021 with interest at EURIBOR +250 bps with a 75 bps floor; and

(d)	a $250 million delayed draw term loan facility available for 12 months, with amounts drawn due in 2021, with interest at LIBOR +225 bps with a 75 bps floor.
The term loans will amortize in equal monthly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof.
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio.
Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests.
To secure its obligations under the Credit Agreement, the Company has granted security interests in the shares of its Grace-Conn. and Alltech Associates subsidiaries, substantially all of its U.S. non-real estate assets and property, and certain U.S. real estate.
This summary of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which has been filed with the SEC.
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
See Note 8 for a discussion of the fair value of Grace's debt. At December 31, 2013, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Derivatives
From time to time, Grace enters into commodity derivatives such as fixed-rate swaps or options with financial institutions to mitigate the risk of volatility of prices of natural gas or other commodities. Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future purchases, purchases its commodity from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby "swapping" a variable rate for a fixed rate.
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2013, the contract volume, or notional amount, of the commodity contracts was 0.3 million MMBtu (million British thermal units) with a total contract value of $1.2 million.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying purchases affect income. At December 31, 2013, the contract volume, or notional amount, of the commodity option contracts was 7.1 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until December 2014. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2013, the contract volume, or notional amount, of the commodity contracts was 1.4 million pounds with a total contract value of $1.2 million.
Because Grace does business in over 40 countries and in more than 50 currencies, results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time Grace will use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective.
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
In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of December 31, 2013, the total notional amount related to the remaining outstanding currency forward contracts was €194.5 million. These derivatives are not designated as hedging instruments under ASC 815. These contracts were settled upon Grace's emergence from bankruptcy.

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.1	$—	$2.1	$—
Commodity derivatives	—	—	—	—
Total Assets	$2.1	$—	$2.1	$—
Liabilities
Currency derivatives	$6.9	$—	$6.9	$—
Commodity derivatives	0.1	—	0.1	—
Total Liabilities	$7.0	$—	$7.0	$—

	Fair Value Measurements at December 31, 2012 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.2	$—	$1.2	$—
Commodity derivatives	0.2	—	0.2	—
Total Assets	$1.4	$—	$1.4	$—
Liabilities
Currency derivatives	$5.1	$—	$5.1	$—
Commodity derivatives	0.4	—	0.4	—
Total Liabilities	$5.5	$—	$5.5	$—

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2013 and 2012:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2013 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	1.0	Other current liabilities	—
Currency contracts	Other assets	1.0	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	6.9
Total derivatives		$2.1		$7.0

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2012 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.2	Other current liabilities	$0.4
Currency contracts	Other current assets	1.2	Other current liabilities	0.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	4.9
Total derivatives		$1.4		$5.5

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the years ended December 31, 2013, 2012, and 2011:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$2.0	Other expense	$2.4
Currency contracts	(0.2)	Cost of goods sold	(0.2)
Commodity contracts	(0.3)	Cost of goods sold	(0.4)
Total derivatives	$1.5		$1.8

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(10.9)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2012 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$1.4	Other expense	$1.6
Currency contracts	0.2	Cost of goods sold	(0.1)
Commodity contracts	(2.3)	Cost of goods sold	(5.9)
Total derivatives	$(0.7)		$(4.4)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(4.4)

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2011 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.2)	Cost of goods sold	$0.1
Commodity contracts	(5.7)	Cost of goods sold	(2.8)
Total derivatives	$(5.9)		$(2.7)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$9.0

Debt and Interest Rate Swap Agreements
Grace was not a party to any debt or interest rate swaps at December 31, 2013 and 2012. However, in connection with emergence financing, Grace entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of term debt at 4.643%.
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

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

Provision for Income Taxes
The components of income from consolidated operations before income taxes and the related provision for income taxes for 2013, 2012, and 2011 are as follows:
Income Taxes—Consolidated Operations

(In millions)	2013	2012	2011
Income (loss) before income taxes:
Domestic	$141.4	$(170.3)	$107.7
Foreign	219.2	149.7	199.3
Total	$360.6	$(20.6)	$307.0
Benefit from (provision for) income taxes:
Federal—current	$1.4	$(51.2)	$16.7
Federal—deferred	(73.1)	82.0	(49.3)
State and local—current	(0.7)	(4.4)	(2.3)
State and local—deferred	38.2	70.2	—
Foreign—current	(83.5)	(43.1)	(52.5)
Foreign—deferred	14.8	8.1	(0.5)
Total	$(102.9)	$61.6	$(87.9)
The preceding allocation of income between jurisdictions does not reflect $25.9 million, $22.1 million, and $30.1 million of domestic income resulting from repatriated earnings in 2013, 2012, and 2011, respectively.
The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:
Income Tax Provision Analysis

(In millions)	2013	2012	2011
Tax benefit (provision) at U.S. federal income tax rate	$(126.2)	$7.2	$(107.4)
Change in benefit (provision) resulting from:
Release of state valuation allowance	24.4	44.0	—
Effect of tax rates in foreign jurisdictions	16.6	14.9	17.6
Benefits from domestic production activities	—	14.0	0.9
Nontaxable income/non-deductible expenses	(9.7)	(8.1)	(7.3)
U.S. taxes on repatriated foreign earnings	3.7	(2.2)	(1.1)
State and local income taxes, net of federal income tax	(0.7)	0.1	(1.5)
Adjustments to uncertain tax positions and other items	(11.0)	(8.3)	10.9
Benefit from (provision for) income taxes	$(102.9)	$61.6	$(87.9)

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Deferred Tax Assets and Liabilities
At December 31, 2013 and 2012, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:
Deferred Tax Analysis

(In millions)	2013	2012
Deferred tax assets:
Liability for asbestos-related litigation	$657.1	$717.5
Federal tax credit carryforwards	16.9	2.4
Foreign net operating loss carryforwards	18.0	22.7
Deferred state taxes	90.3	88.4
Liability for environmental remediation	47.1	49.2
Other postretirement benefits	18.2	22.9
Pension liabilities	96.7	133.1
Reserves and allowances	60.4	51.6
Research and development	32.6	34.0
Accrued interest on pre-petition debt	66.7	121.9
Other	16.3	20.8
Total deferred tax assets	$1,120.3	$1,264.5
Deferred tax liabilities:
Asbestos-related insurance receivable	$(175.0)	$(175.0)
Pension assets	(3.7)	(14.9)
Properties and equipment	(30.3)	(35.3)
Other	(7.3)	(14.7)
Total deferred tax liabilities	$(216.3)	$(239.9)
Valuation allowance:
Deferred state taxes	$(13.6)	$(40.3)
Federal credits	(4.4)	—
Foreign net operating loss carryforwards	(0.3)	(0.5)
Total valuation allowance	(18.3)	(40.8)
Net deferred tax assets	$885.7	$983.8
U.S. Federal deferred tax assets decreased year over year by $123.8 million. The $98.1 million reduction in net deferred tax assets was primarily the result of Grace's ability to accelerate the deductibility of certain emergence deductions, including the utilization of a qualified settlement fund. This overall reduction was partially offset by an increase in state deferred tax assets, mostly the result of a valuation allowance release.
Grace has recorded a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Grace has considered forecasted earnings, recent past and future taxable income, the mix of earnings in the jurisdictions in which it operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. The valuation allowance decreased $22.5 million from December 31, 2012, to December 31, 2013. In the 2013 fourth quarter, Grace determined that it is more likely than not that its deductions generated at emergence will be used before their expiration. Accordingly, Grace recorded a $24.4 million release of its valuation allowance on its state deferred tax assets. Further decreases in Grace's deferred tax assets resulted from the utilization and expiration of state net operating losses ("NOLs") in the current year, and the reduction of NOLs resulting from prior-year adjustments to taxable income. These decreases were partially offset by the recording of valuation allowances on deferred tax assets associated with certain U.S. federal foreign tax credits.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, Grace believes it is more likely than not that the remaining deferred tax assets will be realized. If Grace were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if Grace were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
The U.S. Federal tax credit carryforwards at December 31, 2013, were $65.2 million. Grace has recorded a valuation allowance of $4.4 million against the credit carryforwards because they are expected to expire unused by 2018 while Grace continues to be in an NOL position. Grace expects to use $52.4 million of the credits that would otherwise expire in the years 2019 through 2028, as well as the remaining $8.4 million, which do not expire. In addition, as a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $57.7 million if and when such deferred tax assets are ultimately realized.
U.S. Federal Net Operating Losses
At emergence from bankruptcy, Grace generated approximately $670 million in U.S. Federal net operating losses, which were previously recorded as deferred tax assets for temporary differences, that will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, Grace expects to receive a U.S. Federal income tax deduction of $490 million upon settlement of the warrant held by one of the asbestos trusts and $1,580 million upon payment of deferred payment obligations. Grace expects to carryforward most of its NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace believes that it will generate sufficient domestic taxable income to use all available future tax deductions prior to expiration. Grace has generally not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income.
Unrepatriated Foreign Earnings
Grace has not provided for U.S. federal, state and foreign deferred income taxes on $1,126.5 million of undistributed earnings of foreign subsidiaries. Grace expects that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no U.S. tax consequences. The unrecorded deferred tax liability associated with these earnings is $149.7 million. Since 2001, Grace has repatriated cash and promissory notes from foreign subsidiaries to support its Chapter 11 funding requirements. Grace repatriated earnings of $25.9 million, $22.1 million, and $30.1 million from its non-U.S. subsidiaries in 2013, 2012, and 2011, respectively, incurring an insignificant amount of U.S. income tax expense.
Uncertain Tax Positions
The amount of unrecognized tax benefits at December 31, 2013, was $84.4 million ($80.3 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2012, was $88.6 million ($83.1 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2011, was $69.3 million ($62.4 million excluding interest and penalties). A reconciliation of the unrecognized tax benefits, excluding interest and penalties, for the three years ended December 31, 2013, follows:

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Rollforward of Uncertain Tax Positions

(In millions)	Unrecognized Tax Benefits
Balance as of January 1, 2011	$79.2
Additions for current year tax positions	0.6
Additions for prior year tax positions	0.5
Reductions for prior year tax positions and reclassifications(1)(2)	(17.8)
Reductions for expirations of statute of limitations	(0.1)
Balance as of December 31, 2011	62.4
Additions for current year tax positions	3.4
Additions for prior year tax positions	22.0
Reductions for prior year tax positions and reclassifications	(0.8)
Reductions for expirations of statute of limitations	(2.9)
Settlements(3)	(1.0)
Balance as of December 31, 2012	83.1
Additions for current year tax positions	6.3
Additions for prior year tax positions	6.4
Reductions for prior year tax positions and reclassifications(4)	(9.6)
Reductions for expirations of statute of limitations	(5.9)
Balance as of December 31, 2013	$80.3
_______________________________________________________________________________

(1)
On November 3, 2011, Grace received notice from the Canadian Revenue Agency that they had completed a review of Grace's Canadian transfer pricing for the years 2002, 2003, and 2004. As a result, Grace reversed $10.6 million of uncertain tax positions because they were effectively settled pursuant to ASC 740-10-25. A tax matter is effectively settled through examination when the taxing authority has completed an examination; the entity does not intend to appeal or litigate any aspect of a particular tax position for the completed examination; and based on a tax authority's widely understood policy, the entity considers it remote that the taxing authority would subsequently examine or reexamine any of the positions once the examination process is completed.

(2)	In 2011, $6.7 million of uncertain tax positions representing pre-petition federal and state settlements were reclassified to income taxes payable.

(3)	In 2012, $1.0 million of uncertain tax positions representing withholding taxes due were paid as a result of the completion of Grace's Canadian audit for the years 2002, 2003, and 2004.

(4)	In 2013, $9.6 million of uncertain tax positions representing agreed adjustments resulting from the 2007-2009 IRS examination were reclassified to income taxes payable.
The balance of unrecognized tax benefits as of December 31, 2013, 2012, and 2011 of $79.5 million (net of $0.8 million that would be indemnified by a third party), $82.1 million (net of $1.0 million that would be indemnified by a third party), and $62.4 million, respectively, if recognized, would affect the effective tax rate. Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions as of December 31, 2013, 2012, and 2011 was $4.1 million, $5.5 million and $6.9 million, respectively, net of applicable federal income tax benefits.
Grace files U.S. Federal income tax returns as well as income tax returns in various state and foreign jurisdictions. Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal	2007-2009	2010-2012
United States—State	2007-2012	2010-2012
Germany	None	2009-2012
Italy	None	2008-2012
France	2010-2011	2012
Canada	None	2006-2012
_______________________________________________________________________________

(1)	Includes federal, state, provincial or local jurisdictions, as applicable.
Grace notes that there are attributes generated in prior years that are otherwise closed by statute and were carried forward into years that are open to examination. Those attributes may still be subject to adjustment to the extent utilized in open years.
As a multi-national taxpayer, Grace is under continual audit by the various tax authorities on open-year tax positions. Based on the status of current examinations in various taxing jurisdictions and applicable judicial decisions applied to Grace's fact pattern, Grace believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by as much as $68 million.
11. Pension Plans and Other Postretirement Benefit Plans
Pension Plans
As discussed in Note 1, the Company elected to change its method of accounting for deferred actuarial gains and losses relating to its global defined benefit pension plans in 2013. The new accounting method, referred to as mark-to-market accounting, was adopted in the 2013 fourth quarter and retrospectively applied to the Company's financial results for all periods presented in this report. See Note 1 under the caption "Change in Accounting Principle Regarding Pension Benefits" for additional information.
The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	December 31, 2013	December 31, 2012
Overfunded defined benefit pension plans	$16.7	$32.1
Underfunded defined benefit pension plans	(66.2)	(175.1)
Unfunded defined benefit pension plans	(233.4)	(221.4)
Total underfunded and unfunded defined benefit pension plans	(299.6)	(396.5)
Unfunded defined benefit pension plans included in liabilities subject to compromise	(123.6)	(131.2)
Pension liabilities included in other current liabilities	(15.0)	(14.0)
Net funded status	$(421.5)	$(509.6)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $16.7 million as of December 31, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $438.2 million as of December 31, 2013.
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
At the December 31, 2013, measurement date for Grace's defined benefit pension plans, the PBO was $1,873.2 million as measured under U.S. GAAP compared with $1,954.9 million as of December 31, 2012. The PBO basis reflects the present value (using a 4.76% discount rate for U.S. plans and a 4.25% weighted average discount rate for non-U.S. plans as of December 31, 2013) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.
On an annual basis a full remeasurement of pension assets and pension liabilities is performed based on the Company's estimates and actuarial valuations. These valuations reflect the terms of the plan, and use participant-specific information as well as certain key assumptions provided by management.
Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders’ Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan was $13.2 million, $12.6 million, and $12.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2013 and 2012:

	Defined Benefit Pension Plans						Other Post- Retirement Plans
Change in Financial Status of Retirement Plans (In millions)	U.S.		Non-U.S.		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Change in Projected Benefit Obligation (PBO):
Benefit obligation at beginning of year	$1,425.6	$1,282.3	$529.3	$452.8	$1,954.9	$1,735.1	$63.9	$64.6
Service cost	25.2	21.5	11.1	8.9	36.3	30.4	0.2	0.2
Interest cost	51.9	55.9	20.6	21.4	72.5	77.3	2.2	2.5
Plan participants' contributions	—	—	0.6	0.6	0.6	0.6	—	—
Amendments	—	—	—	—	—	—	(1.7)	—
Actuarial (gain) loss	(96.7)	132.3	(2.4)	58.2	(99.1)	190.5	(4.3)	(2.1)
Medicare subsidy receipts	—	—	—	—	—	—	1.4	3.3
Benefits paid	(79.2)	(66.4)	(22.1)	(23.1)	(101.3)	(89.5)	(4.5)	(4.6)
Currency exchange translation adjustments	—	—	9.3	10.5	9.3	10.5	—	—
Benefit obligation at end of year	$1,326.8	$1,425.6	$546.4	$529.3	$1,873.2	$1,954.9	$57.2	$63.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,131.7	$955.3	$313.6	$295.1	$1,445.3	$1,250.4	$—	$—
Actual return on plan assets	37.1	127.9	0.8	20.8	37.9	148.7	—	—
Employer contributions	55.6	114.9	12.7	11.9	68.3	126.8	3.1	1.3
Plan participants' contributions	—	—	0.6	0.6	0.6	0.6	—	—
Medicare subsidy receipts	—	—	—	—	—	—	1.4	3.3
Benefits paid	(79.2)	(66.4)	(22.1)	(23.1)	(101.3)	(89.5)	(4.5)	(4.6)
Currency exchange translation adjustments	—	—	0.9	8.3	0.9	8.3	—	—
Fair value of plan assets at end of year	$1,145.2	$1,131.7	$306.5	$313.6	$1,451.7	$1,445.3	$—	$—
Funded status at end of year (PBO basis)	$(181.6)	$(293.9)	$(239.9)	$(215.7)	$(421.5)	$(509.6)	$(57.2)	$(63.9)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$16.7	$32.1	$16.7	$32.1	$—	$—
Current liabilities	(5.8)	(5.8)	(9.2)	(8.2)	(15.0)	(14.0)	(4.5)	(4.3)
Noncurrent liabilities	(175.8)	(288.1)	(247.4)	(239.6)	(423.2)	(527.7)	(52.7)	(59.6)
Net amount recognized	$(181.6)	$(293.9)	$(239.9)	$(215.7)	$(421.5)	$(509.6)	$(57.2)	$(63.9)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Accumulated actuarial gain	$—	$—	$—	$—	$—	$—	$(5.0)	$(0.3)
Prior service cost (credit)	1.5	2.2	(0.3)	(0.3)	1.2	1.9	(1.7)	—
Net amount recognized	$1.5	$2.2	$(0.3)	$(0.3)	$1.2	$1.9	$(6.7)	$(0.3)

	Defined Benefit Pension Plans						Other Post- Retirement Plans
Change in Financial Status of Retirement Plans (In millions)	U.S.		Non-U.S.		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	4.76%	3.75%	4.25%	4.06%	NM	NM	4.26%	3.50%
Rate of compensation increase	4.70%	4.30%	3.41%	3.37%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	3.75%	4.50%	4.06%	4.83%	NM	NM	3.50%	4.00%
Expected return on plan assets	6.00%	6.25%	4.66%	4.98%	NM	NM	NM	NM
Rate of compensation increase	4.30%	4.30%	3.37%	3.40%	NM	NM	NM	NM
_______________________________________________________________________________
NM—Not meaningful

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit (Income) Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss (In millions)	2013			2012			2011
	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Net Periodic Benefit (Income) Cost
Service cost	$25.2	$11.1	$0.2	$21.5	$8.9	$0.2	$18.2	$8.7	$0.3
Interest cost	51.9	20.6	2.2	55.9	21.4	2.5	60.3	22.7	3.2
Expected return on plan assets	(68.0)	(14.0)	—	(63.3)	(14.8)	—	(66.1)	(16.2)	—
Amortization of prior service cost (credit)	0.7	—	—	0.9	(0.1)	—	1.1	—	—
Annual mark-to-market adjustment	(65.8)	11.0	—	67.7	52.2	—	99.1	13.1	—
Amortization of net deferred actuarial loss	—	—	0.4	—	—	0.6	—	—	0.6
Net curtailment and settlement loss	—	(0.1)	—	—	—	—	—	—	—
Net periodic benefit (income) cost	$(56.0)	$28.6	$2.8	$82.7	$67.6	$3.3	$112.6	$28.3	$4.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial gain	$—	$—	$(4.3)	$—	$—	$(2.1)	$—	$—	$(7.3)
Net prior service credit	—	—	(1.7)	—	—	—	—	(0.4)	—
Amortization of prior service cost (credit)	(0.7)	—	—	(0.9)	0.1	—	(1.1)	—	—
Amortization of net deferred actuarial loss	—	—	(0.4)	—	—	(0.6)	—	—	(0.6)
Total recognized in other comprehensive (income) loss	(0.7)	—	(6.4)	(0.9)	0.1	(2.7)	(1.1)	(0.4)	(7.9)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(56.7)	$28.6	$(3.6)	$81.8	$67.7	$0.6	$111.5	$27.9	$(3.8)
The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit (income) cost over the next fiscal year is $0.7 million. The estimated net deferred actuarial gain and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit (income) cost over the next fiscal year are $0.9 million and $0.3 million, respectively.

Funded Status of U.S. Pension Plans (In millions)	Fully-Funded U.S. Qualified Pension Plans(1)			Underfunded U.S. Qualified Pension Plans(1)			Unfunded Pay-As-You-Go U.S. Nonqualified Plans(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Projected benefit obligation	$—	$—	$—	$1,197.4	$1,288.6	$1,157.5	$129.4	$137.0	$124.8
Fair value of plan assets	—	—	—	1,145.2	1,131.7	955.3	—	—	—
Funded status (PBO basis)	$—	$—	$—	$(52.2)	$(156.9)	$(202.2)	$(129.4)	$(137.0)	$(124.8)
Benefits paid	$—	$—	$—	$(73.6)	$(60.7)	$(59.9)	$(5.6)	$(5.7)	$(5.6)

Funded Status of Non-U.S. Pension Plans (In millions)	Fully-Funded Non-U.S. Pension Plans(1)			Underfunded Non-U.S. Pension Plans(1)			Unfunded Pay-As-You-Go Non-U.S. Pension Plans(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Projected benefit obligation	$247.3	$237.1	$213.3	$56.5	$62.6	$53.1	$242.6	$229.6	$186.4
Fair value of plan assets	264.0	269.2	255.8	42.5	44.4	39.3	—	—	—
Funded status (PBO basis)	$16.7	$32.1	$42.5	$(14.0)	$(18.2)	$(13.8)	$(242.6)	$(229.6)	$(186.4)
Benefits paid	$(10.0)	$(11.8)	$(10.2)	$(4.2)	$(3.6)	$(2.2)	$(7.9)	$(7.7)	$(8.8)
_______________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
The accumulated benefit obligation for all defined benefit pension plans was approximately $1,772 million and $1,849 million as of December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation (In millions)	U.S.		Non-U.S.		Total
	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$347.8	$1,425.6	$259.2	$280.3	$607.0	$1,705.9
Accumulated benefit obligation	344.1	1,371.2	230.7	242.0	574.8	1,613.2
Fair value of plan assets	201.1	1,131.7	8.9	35.5	210.0	1,167.2

Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Years Ending (In millions)	Pension Plans		Other Postretirement Plans		Total Payments Net of Subsidy
	U.S.(1)	Non-U.S.(2)	Benefit Payments	Medicare Subsidy Receipts
	Benefit Payments(3)	Benefit Payments
2011 (actual)	$65.5	$21.2	$3.6	$(1.9)	$88.4
2012 (actual)	66.4	23.1	4.6	(3.3)	90.8
2013 (actual)	79.2	22.1	4.5	(1.4)	104.4
2014(3)	108.6	23.0	6.2	(1.7)	136.1
2015	82.2	22.7	6.0	(0.5)	110.4
2016	83.5	24.4	5.8	(0.1)	113.6
2017	84.9	25.1	5.6	(0.1)	115.5
2018	86.3	26.0	5.3	(0.1)	117.5
2019 - 2023	446.5	146.7	22.1	(0.3)	615.0
_______________________________________________________________________________

(1)
Effective January 1, 2008, lump sum distributions from certain U.S. qualified pension plans were restricted based on the provisions of the Pension Protection Act of 2006 (the "Act"). The Act prohibited the distribution of lump sums to retiring participants while the Company was operating under Chapter 11 of the U.S. Bankruptcy Code and when the plan was less than 100% funded. After emergence from Chapter 11, the plan is permitted to distribute lump sums to retiring participants under the Act when the plan is at least 80% funded.

(2)	Non-U.S. estimated benefit payments for 2014 and future periods have been translated at the applicable December 31, 2013, exchange rates.

(3)
Includes approximately $28 million of benefit payments from nonqualified plans that were previously restricted by the Bankruptcy Court while the Company was in Chapter 11 and are expected to be paid in 2014.

Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 4.76% as of December 31, 2013, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
As of December 31, 2013 and 2012, the United Kingdom pension plan and German pension plans combined represented approximately 86% and 84%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2013, for the United Kingdom (4.34%) and Germany (3.76%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of sterling- and euro-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
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

•
Other investments: may include (a) high yield bonds: fixed income portfolio of securities below investment grade including up to 30% of the portfolio in non-U.S. issuers; and (b) global real estate securities: portfolio of diversified REIT and other liquid real estate related securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.

•	Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
For 2013, the expected long-term rate of return on assets for the U.S. qualified pension plans was 6.00%. Average annual returns over one-, three-, five-, and ten-year periods were approximately 4%, 8%, 11%, and 6%, respectively.
The expected return on plan assets for the U.S. qualified pension plans for 2013 was selected by Grace, in consultation with its independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The target allocation of investment assets at December 31, 2013, and the actual allocation at December 31, 2013 and 2012, for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2013	2013	2012
U.S. equity securities	10%	10%	16%
Non-U.S. equity securities	6%	6%	7%
Short-term debt securities	10%	10%	6%
Intermediate-term debt securities	28%	28%	31%
Long-term debt securities	44%	44%	35%
Other investments	2%	2%	5%
Total	100%	100%	100%

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013 Using
Assets Measured at Fair Value—U.S. Qualified Pension Plans (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$111.5	$—	$111.5	$—
Non-U.S. equity group trust funds	67.1	—	67.1	—
Corporate bond group trust funds—intermediate-term	322.6	—	322.6	—
Corporate bond group trust funds—long-term	502.3	—	502.3	—
Other fixed income group trust funds	22.9	—	22.9	—
Common/collective trust funds	102.3	—	102.3	—
Annuity and immediate participation contracts	16.5	—	16.5	—
Total Assets	$1,145.2	$—	$1,145.2	$—

	Fair Value Measurements at December 31, 2012 Using
Assets Measured at Fair Value—U.S. Qualified Pension Plans (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$178.8	$—	$178.8	$—
Non-U.S. equity group trust funds	79.2	—	79.2	—
Corporate bond group trust funds—intermediate-term	348.4	—	348.4	—
Corporate bond group trust funds—long-term	399.4	—	399.4	—
Other fixed income group trust funds	36.9	—	36.9	—
REIT group trust funds	15.0	—	15.0	—
Common/collective trust funds	58.1	—	58.1	—
Annuity and immediate participation contracts	15.9	—	15.9	—
Total Assets	$1,131.7	$—	$1,131.7	$—

Non-U.S. pension plans accounted for approximately 21% and 22% of total global pension assets at December 31, 2013 and 2012, respectively. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 83% and 82% of the total non-U.S. pension plan assets at December 31, 2013 and 2012, respectively. In determining the expected rate of return for the U.K. pension plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2013 expected long-term return assumption of 4.25%.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

The target allocation of investment assets at December 31, 2013, and the actual allocation at December 31, 2013 and 2012, for the U.K. pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category	2013	2013	2012
Diversified growth funds	12%	13%	12%
U.K. gilts	41%	40%	41%
U.K. corporate bonds	47%	47%	47%
Total	100%	100%	100%

The plan assets of the Canadian pension plan represent approximately 9% and 8% of the total non-U.S. pension plan assets at December 31, 2013 and 2012, respectively. The expected long-term rate of return on assets for the Canadian pension plan was 6.5% for 2013.
The target allocation of investment assets at December 31, 2013, and the actual allocation at December 31, 2013 and 2012, for the Canadian pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Canadian Pension Plan Asset Category	2013	2013	2012
Equity securities	33%	34%	61%
Bonds	49%	48%	39%
Other investments	18%	18%	—%
Total	100%	100%	100%

The plan assets of the other country plans represent approximately 8% and 10% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2013 and 2012, respectively.
The following tables present the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$294.8	$—	$294.8	$—
Government and agency securities	2.4	—	2.4	—
Corporate bonds	1.3	—	1.3	—
Insurance contracts and other investments	6.3	—	6.3	—
Cash	1.7	1.7	—	—
Total Assets	$306.5	$1.7	$304.8	$—

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2012 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$301.3	$—	$301.3	$—
Government and agency securities	2.4	—	2.4	—
Corporate bonds	1.2	—	1.2	—
Insurance contracts and other investments	8.0	—	8.0	—
Cash	0.7	0.7	—	—
Total Assets	$313.6	$0.7	$312.9	$—

Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. In March 2013, Grace made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $50 million. Based on the U.S. qualified pension plans' status as of December 31, 2013, there are no minimum required payments under ERISA for 2014.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $18 million to its non-U.S. pension plans and approximately $6 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2014.
Grace plans to pay benefits as they become due under the pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.
12. Other Balance Sheet Accounts

(In millions)	December 31, 2013	December 31, 2012
Other Current Liabilities
Accrued compensation	$62.4	$84.5
Income tax payable	32.0	44.8
Customer volume rebates	33.3	32.5
Deferred revenue	14.3	—
Pension liabilities	15.0	14.0
Accrued commissions	6.9	12.9
Accrued Chapter 11 reorganization expenses	6.9	6.6
Fair value of currency forward and commodity contracts	7.0	5.5
Restructuring liability	4.4	3.0
Deferred tax liability	0.1	0.6
Other accrued liabilities	109.7	102.9
	$292.0	$307.3
Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs. Deferred revenue in the above table is related to the UNIPOL® polypropylene process licensing business.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities

Asbestos-Related Liability    See Note 2 for a discussion of Grace's asbestos-related liability and future obligations and contingencies following the effectiveness of the Joint Plan.
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
Estimated Investigation and Remediation Costs
At December 31, 2013, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $135.9 million, compared with $141.5 million at December 31, 2012. These amounts are based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. These amounts do not include environmental response costs for the Libby vermiculite mine area or vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts.
Grace recorded pre-tax charges of $8.2 million, $3.6 million, and $17.8 million for environmental matters in 2013, 2012, and 2011, respectively. Net cash expenditures charged against previously established reserves in 2013, 2012, and 2011 were $14.0 million, $13.0 million, and $11.8 million, respectively.
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
During 2010, EPA began reinvestigating certain facilities on a list of 105 facilities where vermiculite concentrate from the Libby mine may have been processed. Grace is cooperating with EPA on this reinvestigation. EPA has requested that Grace perform remediation at eight of these facilities. In 2011, Grace performed preliminary evaluations to estimate the cost of remediating these sites based on the revised criteria and recorded an aggregate charge of $16.0 million. It is probable that EPA will request additional remediation at other facilities. Grace does not have sufficient information to identify either the sites that might require additional remediation or the cost of any additional remediation. Grace will continue to monitor EPA's reinvestigation of the remaining sites and assess any information received from EPA. A liability will be recorded in the future should Grace determine that an obligation is probable and reasonably estimable.
Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2013 and 2012, was $60.4 million and $60.8 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

Non-Vermiculite-Related Matters
At December 31, 2013 and 2012, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $75.5 million and $80.7 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information is available, regulatory requirements, and environmental conditions at each site. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.
Settlement of Environmental Claims in Chapter 11
EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite-related claims and non-vermiculite-related claims. In June 2008, Grace entered into a settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately $44 million, which is included in the liabilities described above, to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. The settlement amount under the Multi-Site Agreement was paid, with interest, following the effective date of the Joint Plan in February 2014. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding area. EPA is engaged in a remedial investigation of these areas to determine an appropriate cleanup standard. Grace is cooperating with EPA in this investigation.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2013, Grace had gross financial assurances issued and outstanding of $258.2 million, composed of $108.5 million of surety bonds issued by various insurance companies and $149.7 million of standby letters of credit and other financial assurances issued by various banks; $80.6 million of these financial assurances have been issued under the letter of credit facility.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

U.S. GAAP. Claims related to certain of the items discussed above were addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.
14. Restructuring Expenses and Related Asset Impairments
In 2013, Grace incurred costs from restructuring actions as a result of changes in the business environment and business structure. Grace incurred $12.5 million ($6.1 million in Grace Construction Products, $4.0 million in Grace Catalysts Technologies, $0.4 million in Grace Materials Technologies and $2.0 million in Corporate) of restructuring expenses and related asset impairments during 2013, compared with $6.9 million in 2012 ($2.0 million in Grace Construction Products, $0.2 million in Grace Catalysts Technologies, $1.0 million in Grace Materials Technologies and $3.7 million in Corporate). Substantially all costs related to the 2012 programs were paid as of December 31, 2013, while substantially all costs related to the 2013 restructuring programs are expected to be paid by December 31, 2014.

Restructuring Expenses and Related Asset Impairments (In millions)	Year Ended December 31,
	2013	2012	2011
Severance and other employee-related costs	$6.7	$5.6	$3.8
Asset impairments and other restructuring costs	5.8	1.3	3.1
Total restructuring expenses and related asset impairments	$12.5	$6.9	$6.9

Restructuring Liability (In millions)	December 31,
	2013	2012	2011
Balance, December 31, 2012	$3.0	$5.9	$9.6
Accruals for severance and other costs	7.6	5.6	3.8
Payments	(6.4)	(8.4)	(7.2)
Currency translation adjustments and other	0.2	(0.1)	(0.3)
Balance, December 31, 2013	$4.4	$3.0	$5.9

15. Other Expense, net
Components of other expense, net are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Restructuring expenses and related asset impairments	$12.5	$6.9	$6.9
Provision for environmental remediation	8.2	3.6	17.8
Translation effects—intercompany loans	(11.9)	(5.6)	11.7
Value of currency forward contracts—intercompany loans	10.9	3.7	(9.3)
Currency transaction loss in Venezuela	8.5	—	—
Other currency transaction effects	5.0	2.2	3.2
Interest income of non-Debtor subsidiaries	(1.0)	(1.0)	(1.2)
Net (gain) loss on sales of investments and disposals of assets	0.5	0.7	(3.0)
Other miscellaneous (income) expense	(9.2)	(4.4)	3.3
Total other expense, net	$23.5	$6.1	$29.4

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011:

Year Ended December 31, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.7	$(0.2)	$0.5
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.4	(0.1)	0.3
Net prior service credit arising during period	1.7	(0.6)	1.1
Net deferred actuarial gain arising during period	4.3	(1.6)	2.7
Benefit plans, net	7.1	(2.5)	4.6
Currency translation adjustments	(23.6)	—	(23.6)
Loss from hedging activities	(0.3)	0.1	(0.2)
Gain on securities available for sale	0.1	—	0.1
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(16.7)	$(2.4)	$(19.1)

Year Ended December 31, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.8	$(0.3)	$0.5
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.6	(0.2)	0.4
Net deferred actuarial gain arising during period	2.1	(0.7)	1.4
Benefit plans, net	3.5	(1.2)	2.3
Currency translation adjustments	5.5	—	5.5
Gain from hedging activities	3.7	(1.3)	2.4
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$12.7	$(2.5)	$10.2

Year Ended December 31, 2011 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$1.1	$(0.4)	$0.7
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.6	(0.2)	0.4
Net prior service credit arising during period	0.4	(0.1)	0.3
Net deferred actuarial gain arising during period	7.3	(2.5)	4.8
Benefit plans, net	9.4	(3.2)	6.2
Currency translation adjustments	(11.3)	—	(11.3)
Loss from hedging activities	(3.2)	1.1	(2.1)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(5.1)	$(2.1)	$(7.2)

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive income, net of tax, for the years ended December 31, 2013, 2012, and 2011:

Year Ended December 31, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Gain on Securities Available for Sale	Total
Beginning balance	$2.0	$28.8	$(0.3)	$(0.8)	$—	$29.7
Other comprehensive income (loss) before reclassifications	3.8	(23.6)	1.2	—	0.1	(18.5)
Amounts reclassified from accumulated other comprehensive income	0.8	—	(1.4)	—	—	(0.6)
Net current-period other comprehensive income (loss)	4.6	(23.6)	(0.2)	—	0.1	(19.1)
Ending balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6

Year Ended December 31, 2012 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(0.3)	$23.3	$(2.7)	$(0.8)	$19.5
Other comprehensive income (loss) before reclassifications	1.4	5.5	(0.3)	—	6.6
Amounts reclassified from accumulated other comprehensive income	0.9	—	2.7	—	3.6
Net current-period other comprehensive income	2.3	5.5	2.4	—	10.2
Ending balance	$2.0	$28.8	$(0.3)	$(0.8)	$29.7

Year Ended December 31, 2011 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(6.5)	$34.6	$(0.6)	$(0.8)	$26.7
Other comprehensive income (loss) before reclassifications	5.1	(11.3)	(3.9)	—	(10.1)
Amounts reclassified from accumulated other comprehensive income	1.1	—	1.8	—	2.9
Net current-period other comprehensive income (loss)	6.2	(11.3)	(2.1)	—	(7.2)
Ending balance	$(0.3)	$23.3	$(2.7)	$(0.8)	$19.5

Accumulated other comprehensive income related to the defined benefit pension and other postretirement plans at December 31, 2013, 2012, and 2011, respectively, represents the accumulation of net deferred actuarial gains of $6.3 million, $3.3 million, and $1.5 million as well as net prior service credits (costs) of $0.3 million, $(1.3) million, and $(1.8) million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.
Grace is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation amount represents the adjustments

Notes to Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss) (Continued)

necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.
See Note 9 for a discussion of hedging activities.
17. Shareholders' Equity
Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. As of December 31, 2013, the W. R. Grace & Co. 2011 Stock Incentive Plan had 800,000 shares of unissued stock reserved for issuance in the event of the exercise of stock options under the Plan. Historically all stock options exercised were covered by reissuing treasury stock. During 2013, stock options exercises exceeded the shares available in treasury stock and therefore the Company issued new shares, which were reserved for issuance under the Plans. For the years ended December 31, 2013, 2012, and 2011, 1,464,294, 1,679,359, and 765,693 stock options were exercised for aggregate proceeds of $34.4 million, $32.2 million, and $12.1 million, respectively. Additionally in 2013, 10,440 common shares were issued to members of the Board of Directors and 6,000 restricted common shares were issued to certain key employees.
The following table sets forth information relating to common stock activity for 2013 and 2012:

Balance of Outstanding Shares, December 31, 2011	73,886,050
Stock options exercised	1,679,359
Balance of Outstanding Shares, December 31, 2012	75,565,409
Stock options exercised	1,464,294
Shares Issued	16,440
Balance of Outstanding Shares, December 31, 2013	77,046,143

18. Stock Incentive Plans
The Company has granted nonstatutory stock options to certain key employees under the Plans. The Plans are administered by the Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under the Company's stock incentive plans are generally subject to a vesting period from the date of the grant ranging from 1 - 3 years. Currently outstanding options expire on various dates through November 2018.

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

The following table sets forth information relating to such options during 2013, 2012, and 2011:

Stock Option Activity	Number Of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance, January 1, 2011	4,468,341	$18.48
Options exercised	(765,693)	15.76
Options forfeited	(45,369)	22.30
Options terminated	(7,011)	8.03
Options granted	1,287,152	42.18	$15.44
Balance, December 31, 2011	4,937,420	25.08
Options exercised	(1,679,359)	19.14
Options forfeited	(51,573)	37.67
Options terminated	(10,995)	15.74
Options granted	828,991	49.01	16.67
Balance, December 31, 2012	4,024,484	32.33
Options exercised	(1,464,294)	23.46
Options forfeited	(95,139)	52.17
Options terminated	(1,381)	42.26
Options granted	421,385	76.70	19.26
Balance, December 31, 2013	2,885,055	42.60

The following is a summary of non-vested option activity for the year ended December 31, 2013:

Stock Option Activity	Number Of Shares	Weighted- Average Grant Date Fair Value
Non-vested options outstanding at beginning of year	2,067,673	$14.90
Granted	421,385	19.26
Vested / exercised	(1,101,080)	12.83
Forfeited	(105,053)	16.44
Non vested options outstanding at end of year	1,282,925
As of December 31, 2013, the intrinsic value (the difference between the exercise price and the market price) for options outstanding was $160.5 million and for options exercisable was $105.9 million. The total intrinsic value of all options exercised during the years ended December 31, 2013, 2012 and 2011 was $83.2 million, $65.3 million and $21.9 million, respectively. A summary of our stock options outstanding and exercisable at December 31, 2013, follows:

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

Exercise Price Range	Number Outstanding	Number Exercisable	Outstanding Weighted- Average Remaining Contractual Life (Years)	Exercisable Weighted- Average Exercise Price
$0 - $10	253,551	253,551	0.35	$9.79
$20 - $30	644,916	644,916	1.34	27.75
$30 - $40	11,192	5,794	2.61	37.06
$40 - $50	1,550,004	689,602	2.84	44.07
$60 - $70	24,787	8,267	3.93	66.57
$70 - $80	398,380	—	4.33	—
$80 - $90	2,225	—	4.49	—
	2,885,055	1,602,130
At December 31, 2013, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.50 years.
Options Granted    The Company granted approximately 0.4 million, 0.8 million, and 1.3 million nonstatutory stock options in 2013, 2012, and 2011, respectively, under the Plans.
For the years ended December 31, 2013, 2012 and 2011, Grace recognized non-cash stock-based compensation expense of $12.7 million, $14.7 million and $14.0 million, respectively, which is included in selling, general and administrative expense.
Grace values options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2013, 2012 and 2011, respectively.

	2013	2012	2011
Expected volatility	32.3% - 34.3%	35.8% - 46.4%	46.5% -50.7%
Weighted average expected volatility	33.3%	40.6%	48.7%
Expected term	3.00 - 4.00 years	3.00 - 4.00 years	3.00 - 4.00 years
Risk-free rate	0.61%	0.55%	1.43%
Dividend yield	—%	—%	—%
Total unrecognized stock-based compensation expense at December 31, 2013, was $6.3 million and the weighted-average period over which this expense will be recognized is 0.7 years.
Performance Based Units    During 2013 the Company granted 111,770 Performance Based Units (PBUs) under the Company's Long-term Incentive Plan (LTIP), of which 5,513 were forfeited. The awards cliff vest on December 31, 2015, and have a weighted average grant date fair value of $76.66. The Company anticipates that approximately 54% of the PBUs will be settled in common stock and approximately 46% will be settled in cash, assuming full vesting. PBUs are recorded at fair value at the date of grant. The estimated grant date fair value is based on the expected payout of the award, which may range from 0% to 200% of the payout target. The common stock settled portion is considered an equity award with the payout being valued based on the Company’s stock price on the grant date. The cash settled portion of the award is considered a liability award with payout being remeasured each reporting period based on the Company’s current stock price. Both equity and cash awards are remeasured each reporting period based on anticipated attainment of the payout target; therefore these portions of the awards are subject to volatility until the payout is established. During 2013 the Company recognized $1.7 million in compensation expense for these awards. As of December 31, 2013, $5.3 million of total unrecognized

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

compensation expense related to the PBUs is expected to be recognized over the remaining weighted-average service period of 2 years.
19. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

(In millions, except per share amounts)	2013	2012	2011
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0	$219.7
Denominators
Weighted average common shares—basic calculation	76.4	74.9	73.6
Dilutive effect of employee stock options	1.3	1.4	1.9
Weighted average common shares—diluted calculation	77.7	76.3	75.5
Basic earnings per share	$3.35	$0.53	$2.99
Diluted earnings per share	$3.30	$0.52	$2.91
There were approximately 0.3 million, 0.4 million and 1.3 million anti-dilutive options outstanding for the years ended December 31, 2013, 2012 and 2011, respectively. The effect of the warrant for 10 million shares issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
20. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace manages its business through three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 21. Grace Materials Technologies includes packaging technologies and engineered materials, coatings and sealants used in consumer, industrial, and pharmaceutical applications. Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Intersegment sales are eliminated in consolidation. The table below presents information related to Grace's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace also excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its operating segment performance as defined benefit pension expense is not managed at an operating segment level.
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, pension costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines and certain other investments, and gains and losses on sales of businesses, product lines and certain other investments. In the 2013 first quarter, Grace also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.

Notes to Consolidated Financial Statements (Continued)

20. Operating Segment Information (Continued)

Operating Segment Data

(In millions)	2013	2012	2011
Net Sales
Catalysts Technologies	$1,124.0	$1,268.1	$1,347.3
Materials Technologies	878.5	862.6	872.6
Construction Products	1,058.2	1,024.8	992.0
Total	$3,060.7	$3,155.5	$3,211.9
Adjusted EBIT
Catalysts Technologies segment operating income	$327.5	$393.8	$388.8
Materials Technologies segment operating income	181.8	162.0	158.7
Construction Products segment operating income	151.7	125.2	97.3
Corporate costs	(82.8)	(92.4)	(102.8)
Certain pension costs	(27.4)	(30.4)	(28.7)
Total	$550.8	$558.2	$513.3
Depreciation and Amortization
Catalysts Technologies	$54.2	$54.0	$52.5
Materials Technologies	31.4	29.5	30.9
Construction Products	31.8	32.9	34.0
Corporate	5.7	2.6	2.6
Total	$123.1	$119.0	$120.0
Capital Expenditures
Catalysts Technologies	$58.7	$70.8	$74.5
Materials Technologies	33.0	27.1	32.3
Construction Products	32.8	26.5	19.5
Corporate	31.7	14.1	17.7
Total	$156.2	$138.5	$144.0
Total Assets
Catalysts Technologies	$1,361.8	$794.8	$804.5
Materials Technologies	508.9	494.9	481.1
Construction Products	609.1	616.0	545.9
Corporate	2,916.3	3,184.7	2,664.1
Total	$5,396.1	$5,090.4	$4,495.6
Corporate costs include corporate support function costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.
Grace Adjusted EBIT for the years ended December 31, 2013, 2012 and 2011 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

20. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	Year Ended December 31,
(In millions)	2013	2012	2011
Grace Adjusted EBIT	$550.8	$558.2	$513.3
Chapter 11-related costs, net	(16.4)	(15.6)	(23.9)
Asbestos-related costs	(11.9)	(7.6)	(20.8)
Asbestos and bankruptcy-related charges, net	(21.9)	(384.6)	—
Default interest settlement	(129.0)	—	—
Pension MTM adjustment and other related costs, net	50.6	(119.2)	(111.2)
Restructuring expenses and related asset impairments	(12.5)	(6.9)	(6.9)
Loss on sale of product line	(1.0)	(0.2)	(0.4)
Income and expense related to divested businesses	—	(0.2)	(0.4)
Interest expense and related financing costs	(43.8)	(46.5)	(43.3)
Currency transaction loss on cash in Venezuela	(6.9)	—	—
Interest income of non-Debtor subsidiaries	1.0	1.0	1.2
Net income (loss) attributable to noncontrolling interests	1.6	1.0	(0.6)
Income (loss) before income taxes	$360.6	$(20.6)	$307.0

Notes to Consolidated Financial Statements (Continued)

20. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

(In millions)	2013	2012	2011
Net Sales
United States	$886.0	$878.9	$945.0
Canada and Puerto Rico	73.7	88.7	96.8
Total North America	959.7	967.6	1,041.8
Europe Middle East Africa	1,087.9	1,175.6	1,260.4
Asia Pacific	654.1	660.3	599.3
Latin America	359.0	352.0	310.4
Total	$3,060.7	$3,155.5	$3,211.9
Properties and Equipment, net
United States	$497.8	$438.4	$421.1
Canada and Puerto Rico	19.1	19.8	19.5
Total North America	516.9	458.2	440.6
Europe Middle East Africa	212.4	210.3	202.1
Asia Pacific	70.9	72.1	53.8
Latin America	29.7	29.9	27.0
Total	$829.9	$770.5	$723.5
Goodwill, Intangibles and Other Assets
United States	$589.7	$91.5	$110.3
Canada and Puerto Rico	8.6	7.3	7.3
Total North America	598.3	98.8	117.6
Europe Middle East Africa	106.4	105.2	108.9
Asia Pacific	52.4	40.1	12.4
Latin America	55.9	59.8	17.9
Total	$813.0	$303.9	$256.8

21. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $96.2 million and $85.5 million as of December 31, 2013 and 2012, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the Consolidated Statements of Operations totaled $22.9 million, $18.5 million and $15.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. ART is a private company and accordingly does not have a quoted market price available. The following summary lists ART's assets, liabilities and results of operations.

Notes to Consolidated Financial Statements (Continued)

21. Unconsolidated Affiliate (Continued)

	December 31,
(In millions)	2013	2012
Summary of Balance Sheet information:
Current assets	$187.9	$136.7
Noncurrent assets	62.5	65.9
Total assets	$250.4	$202.6

Current liabilities	$62.6	$37.8
Noncurrent liabilities	0.6	0.1
Total liabilities	$63.2	$37.9

	Year Ended December 31,
(In millions)	2013	2012	2011
Summary of Statement of Operations information:
Net sales	$377.6	$325.0	$339.0
Costs and expenses applicable to net sales	318.4	276.0	296.3
Income before income taxes	46.6	38.9	32.8
Net income	45.6	37.8	31.2
Grace and ART transact business on a regular basis and maintain several agreements in order to support the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Year Ended December 31,
(In millions)	2013	2012	2011
Grace sales of catalysts to ART	$232.0	$206.9	$171.4
Charges for fixed costs, research and development and selling, general and administrative services to ART	28.8	28.5	27.8
Grace and Chevron provide lines of credit in the amount of $15 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 28, 2014. No amounts were outstanding at December 31, 2013 and 2012.
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

Statements of Operations (In millions)	Year Ended December 31,
	2013	2012	2011
Sales	$101.5	$108.8	$86.3
Income (loss) before taxes	2.7	0.8	(0.1)
Net income (loss)	3.4	1.1	(0.9)
Noncontrolling interests in net income (loss)	1.6	1.0	(0.6)

Notes to Consolidated Financial Statements (Continued)

22. Noncontrolling Interests in Consolidated Affiliates (Continued)

Balance Sheets (In millions)	December 31,
	2013	2012	2011
Cash	$5.1	$5.7	$6.7
Other current assets	33.4	41.6	34.7
Total assets	71.1	73.8	53.0
Total liabilities	48.9	46.1	30.1
Shareholders' equity	22.2	27.7	22.9
Noncontrolling interests in shareholders' equity	10.6	9.9	8.1

23. Quarterly Summary and Statistical Information (Unaudited)

(In millions, except per share amounts)	March 31(1)	June 30(2)	September 30(3)	December 31
2013
Net sales	$709.9	$802.8	$771.3	$776.7
Gross profit	259.0	300.9	282.4	299.8
Net income	59.1	90.3	77.0	29.7
Net income per share:(4)
Basic earnings per share:
Net income	$0.78	$1.18	$1.00	$0.39
Diluted earnings per share:
Net income	0.77	1.16	0.99	0.38
Market price of common stock:(5)
High	$79.14	$85.43	$89.80	$101.72
Low	68.23	72.00	74.46	85.06
Close	77.51	84.04	87.40	98.87
_______________________________________________________________________________

(1)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in first quarter 2013 decrease to Gross profit of $4.8 million, and increases to Net income of $6.2 million, Basic earnings per share of $0.08 and Diluted earnings per share of $0.08.

(2)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in second quarter 2013 decrease to Gross profit of $2.4 million, and increases to Net income of $7.5 million, Basic earnings per share of $0.10 and Diluted earnings per share of $0.10.

(3)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in third quarter 2013 decrease to Gross profit of $2.3 million, and increases to Net income of $7.6 million, Basic earnings per share of $0.10 and Diluted earnings per share of $0.10.

(4)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(5)	Principal market: New York Stock Exchange.

Notes to Consolidated Financial Statements (Continued)

23. Quarterly Summary and Statistical Information (Unaudited) (Continued)

(In millions, except per share amounts)	March 31(1)	June 30(2)	September 30(3)	December 31(4)
2012
Net sales	$754.4	$826.7	$776.6	$797.8
Gross profit	272.5	301.4	282.2	258.3
Net income (loss)	66.8	75.4	82.1	(184.3)
Net income per share:(5)
Basic earnings per share:
Net income (loss)	$0.90	$1.01	$1.09	$(2.44)
Diluted earnings per share:
Net income (loss)	0.87	0.98	1.07	(2.44)
Market price of common stock:(6)
High	$58.89	$61.08	$61.58	$68.86
Low	45.39	47.40	48.14	58.40
Close	57.80	50.45	59.08	67.23
_______________________________________________________________________________

(1)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in first quarter 2012 decrease to Gross profit of $4.6 million, and increases to Net income of $5.9 million, Basic earnings per share of $0.08 and Diluted earnings per share of $0.08.

(2)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in second quarter 2012 decrease to Gross profit of $2.7 million, and increases to Net income of $6.1 million, Basic earnings per share of $0.08 and Diluted earnings per share of $0.08.

(3)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in third quarter 2012 decrease to Gross profit of $2.6 million, and increases to Net income of $6.6 million, Basic earnings per share of $0.09 and Diluted earnings per share of $0.09.

(4)
The retrospective application of the change in method of accounting relating to our global defined benefit pension plans in fourth quarter 2013, resulted in a fourth quarter 2012 decreases to Gross profit of $42.0 million,, Net income of $72.7 million, Basic earnings per share of $0.96 and Diluted earnings per share of $0.96.

(5)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(6)	Principal market: New York Stock Exchange.

SELECTED FINANCIAL DATA(1)(2)

(In millions, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations
Net sales	$3,060.7	$3,155.5	$3,211.9	$2,675.0	$2,825.0
Income before income taxes(3)	360.6	(20.6)	307.0	220.3	104.4
Net income	257.7	41.0	219.1	194.1	86.3
Net loss (income) attributable to noncontrolling interests	(1.6)	(1.0)	0.6	(0.3)	(10.0)
Net income attributable to W. R. Grace & Co. shareholders	256.1	40.0	219.7	193.8	76.3
Financial Position
Cash and cash equivalents	$964.8	$1,336.9	$1,048.3	$1,015.7	$893.0
Property and equipment, net	829.9	770.5	723.5	702.5	690.1
Total assets	5,396.1	5,090.4	4,495.6	4,243.2	3,942.5
Total liabilities	4,824.9	4,770.6	4,311.4	4,298.9	4,219.7
Liabilities subject to compromise (a subset of total liabilities)	3,776.1	3,619.9	3,191.5	3,171.9	3,146.9
Shareholders' equity (deficit)	571.2	319.8	184.2	(55.7)	(277.2)
Cash Flow
Operating activities	$515.9	$453.6	$219.4	$325.9	$433.4
Investing activities	(880.7)	(280.3)	(220.9)	(243.1)	26.1
Financing activities	(8.4)	110.3	39.7	41.5	(41.3)
Net cash flow	(372.1)	288.6	32.6	122.7	432.9
Data Per Common Share (Diluted)
Net income	$3.30	$0.52	$2.91	$2.61	$1.05
Average common diluted shares outstanding	77.7	76.3	75.5	74.4	72.6
Other Statistics
Capital expenditures	$156.2	$138.5	$144.0	$111.1	$93.8
Common stock price range	68.23-101.72	45.39-68.86	30.25-52.50	19.63-36.27	4.07-26.17
Common shareholders of record	7,077	7,591	8,063	8,270	8,505
Number of employees (approximately)	6,700	6,500	6,300	6,000	5,900
_______________________________________________________________________________

(1)	Certain prior-year amounts have been reclassified to conform to the 2013 presentation.

(2)	Amounts have been revised as a result of our fourth quarter change to mark-to-market pension accounting. See Note 1 to the Consolidated Financial Statements for more information.

(3)
Adjustments related to our asbestos-related liability, Chapter 11, and pension mark-to-market accounting are included in and affect the period-to-period comparability of Income before income taxes. See Note 20 to the Consolidated Financial Statements for a detail of these items.

Management's Discussion and Analysis of Financial Condition and Results of Operations
See "Analysis of Operations" for a discussion of our non-GAAP performance measures. Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund.
Results of Operations
2013 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2013, compared with the prior year.

•	Net sales decreased 3.0% to $3,060.7 million, as improved base pricing and higher sales volumes were offset by lower rare earth surcharges and unfavorable currency translation.

•	Segment Gross Margin increased 10 basis points to 37.1%.

•	Adjusted EBIT decreased 1.3% to $550.8 million.

•
Grace net income increased to $256.1 million or $3.30 per diluted share primarily due to a favorable mark-to-market pension adjustment in 2013 compared with an unfavorable adjustment in the prior year, and a reduction in the amount of asbestos and bankruptcy-related charges, partially offset by a $129.0 million charge in 2013 related to the default interest settlement.

Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our three operating segments, Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. See Item 1 (Business—Business Overview) of this Report for a summary description of our core business.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the years ended December 31, 2013, 2012, and 2011. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
In 2013 we elected to change our method of accounting for deferred actuarial gains and losses relating to our global defined benefit pension plans. The new accounting method, referred to as mark-to-market accounting, was adopted in the 2013 fourth quarter and retrospectively applied to our financial results for all periods presented in this report. See Note 1 to the Consolidated Financial Statements under the caption "Change in Accounting Principle Regarding Pension Benefits" for additional information.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines, and certain other investments and gains and losses on sales of businesses, product lines and certain other investments. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be Diluted EPS adjusted for costs related to Chapter 11, asbestos-related costs, restructuring expenses and related asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines, and certain other investments, gains and losses on sales of businesses, product lines and certain other investments, and certain discrete tax items. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $0.09 per share.

We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.
We define Segment Gross Margin (a non-GAAP financial measure) to be Gross Margin adjusted for pension-related costs included in cost of goods sold.
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
Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital and Segment Gross Margin do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
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

Analysis of Operations (In millions, except per share amounts)	2013	2012	% Change	2011	% Change
Net sales:
Catalysts Technologies	$1,124.0	$1,268.1	(11.4)%	$1,347.3	(5.9)%
Materials Technologies	878.5	862.6	1.8%	872.6	(1.1)%
Construction Products	1,058.2	1,024.8	3.3%	992.0	3.3%
Total Grace net sales	$3,060.7	$3,155.5	(3.0)%	$3,211.9	(1.8)%
Net sales by region:
North America	$959.7	$967.6	(0.8)%	$1,041.8	(7.1)%
Europe Middle East Africa	1,087.9	1,175.6	(7.5)%	1,260.4	(6.7)%
Asia Pacific	654.1	660.3	(0.9)%	599.3	10.2%
Latin America	359.0	352.0	2.0%	310.4	13.4%
Total net sales by region	$3,060.7	$3,155.5	(3.0)%	$3,211.9	(1.8)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$327.5	$393.8	(16.8)%	$388.8	1.3%
Materials Technologies segment operating income	181.8	162.0	12.2%	158.7	2.1%
Construction Products segment operating income	151.7	125.2	21.2%	97.3	28.7%
Corporate costs	(82.8)	(92.4)	10.4%	(102.8)	10.1%
Certain pension costs(B)	(27.4)	(30.4)	9.9%	(28.7)	(5.9)%
Adjusted EBIT	550.8	558.2	(1.3)%	513.3	8.7%
Costs related to Chapter 11	(16.4)	(15.6)	NM	(23.9)	NM
Asbestos-related costs, net	(11.9)	(7.6)	NM	(20.8)	NM
Asbestos and bankruptcy-related charges, net	(21.9)	(384.6)	NM	—	NM
Default interest settlement	(129.0)	—	NM	—	NM
Pension MTM adjustment and other related costs, net	50.6	(119.2)	NM	(111.2)	NM
Restructuring expenses and related asset impairments	(12.5)	(6.9)	NM	(6.9)	NM
Loss on sale of product line	(1.0)	(0.2)	NM	(0.4)	50.0%
Income and expense items related to divested businesses	—	(0.2)	NM	(0.4)	50.0%
Interest expense and related financing costs	(43.8)	(46.5)	5.8%	(43.3)	(7.4)%
Currency transaction loss on cash in Venezuela	(6.9)	—	NM	—	NM
Interest income of non-Debtor subsidiaries	1.0	1.0	—%	1.2	(16.7)%
Benefit from (provision for) income taxes	(102.9)	61.6	NM	(87.9)	NM
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0	NM	$219.7	(81.8)%
Diluted EPS (GAAP)	$3.30	$0.52	NM	$2.91	(82.1)%
Adjusted EPS (non-GAAP)	$4.39	$4.53	(3.1)%	$4.25	6.6%

Analysis of Operations (In millions)	2013	2012	% Change	2011	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	40.1%	41.0%	(0.9) pts	39.8%	1.2 pts
Materials Technologies	34.6%	33.1%	1.5 pts	33.2%	(0.1) pts
Construction Products	36.0%	35.2%	0.8 pts	33.8%	1.4 pts
Segment Gross Margin	37.1%	37.0%	0.1 pts	36.2%	0.8 pts
Certain pension costs in cost of goods sold	0.2%	(1.6)%	1.8 pts	(1.5)%	(0.1) pts
Total Grace	37.3%	35.3%	2.0 pts	34.6%	0.7 pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$327.5	$393.8	(16.8)%	$388.8	1.3%
Materials Technologies	181.8	162.0	12.2%	158.7	2.1%
Construction Products	151.7	125.2	21.2%	97.3	28.7%
Corporate	(110.2)	(122.8)	10.3%	(131.5)	6.6%
Total Grace	550.8	558.2	(1.3)%	513.3	8.7%
Depreciation and amortization:
Catalysts Technologies	$54.2	$54.0	0.4%	$52.5	2.9%
Materials Technologies	31.4	29.5	6.4%	30.9	(4.5)%
Construction Products	31.8	32.9	(3.3)%	34.0	(3.2)%
Corporate	5.7	2.6	119.2%	2.6	—%
Total Grace	123.1	119.0	3.4%	120.0	(0.8)%
Adjusted EBITDA:
Catalysts Technologies	$381.7	$447.8	(14.8)%	$441.3	1.5%
Materials Technologies	213.2	191.5	11.3%	189.6	1.0%
Construction Products	183.5	158.1	16.1%	131.3	20.4%
Corporate	(104.5)	(120.2)	13.1%	(128.9)	6.7%
Total Grace	673.9	677.2	(0.5)%	633.3	6.9%
Operating margin:
Catalysts Technologies	29.1%	31.1%	(2.0) pts	28.9%	2.2 pts
Materials Technologies	20.7%	18.8%	1.9 pts	18.2%	0.6 pts
Construction Products	14.3%	12.2%	2.1 pts	9.8%	2.4 pts
Total Grace	18.0%	17.7%	0.3 pts	16.0%	1.7 pts
Adjusted EBITDA margin:
Catalysts Technologies	34.0%	35.3%	(1.3) pts	32.8%	2.5 pts
Materials Technologies	24.3%	22.2%	2.1 pts	21.7%	0.5 pts
Construction Products	17.3%	15.4%	1.9 pts	13.2%	2.2 pts
Total Grace	22.0%	21.5%	0.5 pts	19.7%	1.8 pts

Analysis of Operations (In millions)	2013	2012	2011
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$550.8	$558.2	$513.3
Invested Capital:
Trade accounts receivable	481.8	490.4	473.0
Inventories	295.3	283.6	333.2
Accounts payable	(262.5)	(252.0)	(257.6)
	514.6	522.0	548.6
Other current assets (excluding income taxes)	81.2	62.4	82.6
Properties and equipment, net	829.9	770.5	723.5
Goodwill	457.5	196.7	148.2
Technology and other intangible assets, net	315.5	82.7	70.6
Investment in unconsolidated affiliate	96.2	85.5	70.8
Other assets	40.0	24.5	32.7
Other current liabilities (excluding income taxes, Chapter 11, and restructuring)	(248.6)	(252.3)	(254.0)
Other liabilities (including non-asbestos environmental remediation)	(77.7)	(56.5)	(60.9)
Total invested capital	$2,008.6	$1,435.5	$1,362.1
Adjusted EBIT Return On Invested Capital	27.4%	38.9%	37.7%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

(B)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. Catalysts Technologies, Materials Technologies, and Construction Products segment operating income and corporate costs do not include any amounts for pension expense. Other pension related costs including annual mark-to-market adjustments and actuarial gains and losses are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of Grace's businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and actuarial gains and losses relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of Grace's businesses.

NM—Not Meaningful

Grace Overview
Following is an overview of our financial performance for the years ended December 31, 2013, 2012, and 2011.
Net Sales and Gross Margin
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	2013 as a Percentage Increase (Decrease) from 2012
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(3.2)%	(9.0)%	0.8%	(11.4)%
Materials Technologies	0.8%	2.1%	(1.1)%	1.8%
Construction Products	3.7%	1.9%	(2.3)%	3.3%
Net sales	0.2%	(2.4)%	(0.8)%	(3.0)%
By Region:
North America	3.3%	(4.0)%	(0.1)%	(0.8)%
Europe Middle East Africa	(6.5)%	(2.5)%	1.5%	(7.5)%
Asia Pacific	4.4%	(3.5)%	(1.8)%	(0.9)%
Latin America	6.0%	4.0%	(8.0)%	2.0%
Sales for 2013 decreased 3.0% overall compared with the prior year. The sales decrease was due to lower pricing (-2.4%) and unfavorable currency translation (-0.8%), partially offset by higher sales volumes (+0.2%).

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
Sales for 2012 decreased 1.8% overall compared with the prior year. The sales decrease was due to lower pricing (-1.2%), primarily in North America and EMEA, and unfavorable currency translation (-3.5%), partially offset by higher sales volumes (+2.9%).
Adjusted EBIT
Adjusted EBIT was $550.8 million for 2013, a decrease of 1.3% compared with the prior year. The decrease was primarily due to lower segment operating income in Catalysts Technologies and unfavorable currency translation, partially offset by higher segment operating income in Materials Technologies and Construction Products and lower corporate costs. Segment Gross Margin was 37.1% for 2013 compared with 37.0% for the prior year. The increase in Segment Gross Margin was primarily due to lower raw material costs, partially offset by lower pricing related to lower rare earth surcharges.
Adjusted EBIT was $558.2 million for 2012, an increase of 8.7% compared with the prior year. The increase was primarily due to higher segment operating income in all three operating segments, a reduction in operating expenses resulting from previously announced restructuring activities, reduced incentive compensation accruals and expense controls, partially offset by unfavorable currency translation and higher pension expense. Segment Gross Margin was 37.0% for 2012 compared with 36.2% for the prior year. The increase in Segment Gross Margin was primarily due to improved pricing and productivity gains, partially offset by higher raw materials costs and the impact of lower rare earth costs and volumes on capitalized inventory values.

Grace Net Income
Grace net income was $256.1 million for 2013 compared with $40.0 million for the prior year. The increase was primarily due to a favorable mark-to-market pension adjustment in 2013 compared with an unfavorable adjustment in the prior year, and a reduction in the amount of asbestos and bankruptcy related charges, partially offset by a $129 million charge related to the default interest settlement.
Grace net income was $40.0 million for 2012, a decrease of 81.8% compared with $219.7 million for the prior year. The decrease was primarily due to the $365.0 million adjustment to the recorded asbestos-related liability, partially offset by improved segment operating income.
We recorded charges of $27.4 million and $365.0 million in the 2013 and 2012 fourth quarters, respectively, to adjust our recorded asbestos-related liability. These adjustments to the previously recorded amounts were necessary to reflect the increased estimates of the value of the warrants and deferred payment obligation payable to the PI Trust under the Joint Plan.
We recorded a charge of $16.2 million in the 2011 fourth quarter primarily related to our estimate of the cost of required remediation at seven facilities that formerly processed vermiculite concentrate from the Libby mine. During the 2011 fourth quarter, EPA requested that we conduct additional remediation at these seven facilities (now eight, including an additional site added by EPA during the 2012 fourth quarter) based on revised risk-based criteria developed by EPA. We estimated the cost of remediating these sites to be approximately $16 million. See Note 13 to the Consolidated Financial Statements for additional information regarding our estimated liability for environmental investigation and remediation costs.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	2013
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$3.30
Costs related to Chapter 11	$16.4	$6.0	$10.4	0.13
Asbestos-related costs	11.9	4.5	7.4	0.10
Asbestos and bankruptcy-related charges, net	21.9	8.2	13.7	0.18
Default interest settlement	129.0	48.3	80.7	1.04
Pension MTM adjustment and other related costs, net	(50.6)	(20.0)	(30.6)	(0.39)
Restructuring expenses and related asset impairments	12.5	3.5	9.0	0.12
Currency transaction loss on cash in Venezuela	6.9	—	6.9	0.09
Loss on sale of divested businesses	1.0	0.4	0.6	0.01
Discrete tax items:
Release of valuation allowances		24.4	(24.4)	(0.31)
Discrete tax items, including adjustments to uncertain tax positions		(9.4)	9.4	0.12
Adjusted EPS (non-GAAP)				$4.39

	2012
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.52
Costs related to Chapter 11	$15.6	$3.8	$11.8	0.15
Asbestos-related costs	7.6	2.8	4.8	0.06
Asbestos and bankruptcy-related charges, net	384.6	142.3	242.3	3.18
Pension MTM adjustment and other related costs, net	119.2	37.9	81.3	1.07
Restructuring expenses and related asset impairments	6.9	2.0	4.9	0.06
Loss on sale of divested businesses	0.2	—	0.2	—
Discrete tax items:
Release of valuation allowances		44.0	(44.0)	(0.58)
Discrete tax items, including adjustments to uncertain tax positions		(5.3)	5.3	0.07
Adjusted EPS (non-GAAP)				$4.53

	2011
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$2.91
Costs related to Chapter 11	23.9	$6.6	$17.3	0.23
Asbestos-related costs	20.8	7.3	13.5	0.18
Pension MTM adjustment and other related costs, net	111.2	38.3	72.9	0.97
Restructuring expenses and related asset impairments	6.9	1.9	5.0	0.07
Loss on sale of divested businesses	0.8	0.3	0.5	0.01
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		9.5	(9.5)	(0.12)
Adjusted EPS (non-GAAP)				$4.25

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for 2013 was 27.4% on a trailing four quarters basis, a decrease from 38.9% on the same basis for 2012 and 37.7% for 2011. The decrease was primarily due to lower segment operating income in Catalysts Technologies and higher invested capital related to the acquisition of the UNIPOL® polypropylene process licensing and related catalyst business. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.
Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the years ended December 31, 2013, 2012, and 2011.
Net Sales—Grace Catalysts Technologies
Sales were $1,124.0 million for 2013, a decrease of 11.4% compared with the prior year. The decrease was due to lower pricing (-9.0%) and lower sales volumes (-3.2%), partially offset by favorable currency translation (+0.8%). The decrease in pricing was due to lower rare earth surcharges and lower refinery products base pricing, partially offset by higher pricing in specialty catalysts. The decrease in sales volumes was due to lower sales volumes of FCC catalysts. During the year, FCC catalyst sales volumes decreased 7.9% from the 2013 second quarter to the 2013 third quarter and then increased 5.8% from the 2013 third quarter to the 2013 fourth quarter. The decrease in sales volumes in the 2013 third quarter resulted primarily from customer trials of competitive products following our announcement of an increase in FCC catalyst base pricing in the 2013 first quarter. Sales volumes recovered in the 2014 fourth quarter as customer trials concluded and customers began purchasing new products introduced in the 2013 third and fourth quarters designed specifically for shale oil and heavy resid feedstocks.

On December 2, 2013, we acquired the UNIPOL® polypropylene process licensing and related catalyst business for a cash purchase price of $500 million, before customary working capital and post-closing adjustments. This acquisition is complementary to our specialty catalysts business and enhances our position as a leading supplier of polyolefin catalysts and technologies. Integration activities are on track and we expect to complete integration in the 2014 second quarter.
Sales were $1,268.1 million for 2012, a decrease of 5.9% compared with the prior year. The decrease was due to lower pricing (-5.4%), and unfavorable currency translation (-3.0%), partially offset by higher sales volumes (+2.5%). Sales of our FCC catalysts increased in the emerging regions, partially offset by refinery closures in North America and Europe, which impacted sales by approximately $48 million, or 4%. In our specialty catalysts business, sales of polypropylene catalysts continued to grow, increasing by double digits compared with 2011 and offsetting decreased sales of polyethylene catalysts due to continued weakness in Europe and slower growth in China.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $450.5 million for 2013, a decrease of 13.3% compared with the prior year. Segment gross margin was 40.1% compared with 41.0% for the prior year. The decrease in gross profit and gross margin was primarily due to lower sales of our FCC catalyst products, including the effects of lower rare earth surcharges and lower operating leverage.
Segment operating income was $327.5 million for 2013, a decrease of 16.8% compared with the prior year. Segment operating margin for 2013 decreased to 29.1%, a decline of 200 basis points compared with the prior year, primarily due to lower gross margin, partially offset by lower operating expenses and higher earnings from the ART joint venture.
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
In 2012 and 2011, Catalysts Technologies sales were affected by significant volatility in the prices of the rare earths used in the manufacture of our FCC catalysts. During 2010, the People's Republic of China reduced its quotas on exports of rare earths causing significant increases in global prices. In response to these price increases, we implemented surcharges on our FCC catalysts and developed new low- and no-rare earth products to mitigate the higher cost of rare earths without sacrificing performance. These new products have higher base prices than the products they replaced, reflecting improvements in their technology and value to our customers. The surcharges and higher base prices significantly increased sales in 2011 compared to 2010. In the 2011 third quarter, rare earth prices peaked and have since declined significantly. As a result, the amount of our surcharges has decreased with a corresponding decrease in sales. In 2013, the negative effect of lower rare earth surcharges on sales was approximately $97 million compared with 2012. In 2012, the negative effect of lower rare earth surcharges on sales was approximately $170 million compared with 2011. The higher base prices on the new products increased gross margin and segment operating income in 2011 and 2012.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the years ended December 31, 2013, 2012, and 2011.
Net Sales—Grace Materials Technologies
Sales were $878.5 million for 2013, an increase of 1.8% compared with the prior year. The increase was due to improved pricing (+2.1%) and higher sales volumes (+0.8%), partially offset by unfavorable currency translation (-1.1%). We increased pricing to reflect the value of new, higher performance products and to offset certain currency impacts and higher raw material costs. Sales in emerging regions increased 4.5% primarily due to growth in China and other emerging regions. Sales in mature markets were flat.
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

Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $304.2 million for 2013, an increase of 6.5% compared with the prior year. Segment gross margin was 34.6% compared with 33.1% for the prior year. The increase in gross margin was due primarily to improved pricing and lower raw material costs.
Segment operating income was $181.8 million for 2013, an increase of 12.2% compared with the prior year. Segment operating margin for 2013 increased to 20.7%, an improvement of 190 basis points compared with the prior year, primarily due to improved gross margin.
Gross profit was $285.5 million for 2012, a decrease of 1.4% compared with the prior year. Segment gross margin was 33.1% compared with 33.2% for the prior year.
Segment operating income was $162.0 million for 2012, an increase of 2.1% compared with the prior year. Segment operating margin for 2012 increased to 18.8%, an improvement of 60 basis points compared with the prior year, primarily due to reduced operating expenses, partially offset by lower gross margin.
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the years ended December 31, 2013, 2012, and 2011.
Net Sales—Grace Construction Products
Sales were $1,058.2 million for 2013, an increase of 3.3% compared with the prior year. The increase was due to higher sales volumes (+3.7%) and improved pricing (+1.9%), partially offset by unfavorable currency translation (-2.3%). Sales in emerging regions, which represented 35.4% of sales for 2013, increased 5.9% due to strong sales in Latin America, emerging Asia, and Eastern Europe. Sales in North America increased 2.9% compared with the prior year primarily due to growth in specialty building materials and specialty construction chemicals. Sales in Western Europe declined 1.8% compared with the prior year, primarily due to our decision to focus on higher-margin sales in the region.
Sales were $1,024.8 million for 2012, an increase of 3.3% compared with the prior year. The increase was due to higher sales volumes (+4.6%) and improved pricing (+1.9%), partially offset by unfavorable currency translation (-3.2%).
Segment Operating Income (SOI) and Margin—Grace Construction Products
Gross profit was $380.7 million for 2013, an increase of 5.5% compared with the prior year. Segment gross margin was 36.0% compared with 35.2% for the prior year. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $151.7 million for 2013, an increase of 21.2% compared with the prior year. Segment operating margin for 2013 increased to 14.3%, an improvement of 210 basis points compared with the prior year. These increases were primarily due to improved gross margin and lower operating expenses.
Gross profit was $361.0 million for 2012, an increase of 7.8% compared with the prior year. Segment gross margin was 35.2% compared with 33.8% for the prior year. The increase was primarily due to improved pricing, better operating leverage from higher sales volumes and a favorable sales mix comparison between acquired and divested businesses.
Segment operating income was $125.2 million for 2012, an increase of 28.7% compared with the prior year. Segment operating margin for 2012 increased to 12.2%, an improvement of 240 basis points compared with the prior year. These increases were primarily due to improved gross margin, lower operating expenses and higher sales volumes.

Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as non-asbestos environmental remediation, insurance premiums and professional fees.
Corporate costs for 2013 decreased 10.4% compared with the prior year primarily due to the impact of lower performance-based incentive compensation and other expenses.
Corporate costs for 2012 decreased 10.1% compared with the prior year primarily due to the impact of lower performance-based incentive compensation and restructuring initiatives announced in the 2012 first quarter.
Defined Benefit Pension Expense
Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to business segment and corporate employees, as well as retirees and former employees of divested businesses where we retained these obligations.
Under mark-to-market accounting, our pension costs consist of two elements: 1) "certain pension costs"—ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) "pension mark-to-market adjustment and other related costs, net"—mark-to-market gains and losses recognized annually in the fourth quarter, or at an interim period should a significant event occur, resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets.
As a result of the retrospective application of the new accounting method, accumulated actuarial losses have been reclassified from "accumulated other comprehensive income" to "retained earnings (accumulated deficit)." In addition, in order to better reflect the nature of pension costs in our operating results, we retrospectively revised the classification of defined benefit pension expense. Pension costs previously reported as a separate line item in the Consolidated Statements of Operations are now reported in "cost of goods sold" and in "selling, general and administrative expenses" based upon the functions of the employees to which the pension costs relate. Finally, we have revised our accounting such that a portion of the defined benefit pension expense has been and will continue to be capitalized into inventories prior to being reported in "cost of goods sold." We believe that the change in classification of defined benefit pension costs and the change to inventory capitalization are not material to all prior periods.
Certain pension costs were $27.4 million, $30.4 million and $28.7 million for 2013, 2012 and 2011, respectively.
The pension mark-to-market adjustment and other related income (expense), net was $50.6 million, $(119.2) million and $(111.2) million for 2013, 2012 and 2011, respectively. The 2013 mark-to-market pension income of $50.6 million was primarily due to higher discount rates in 2013 used to value the projected benefit obligations of our plans, partially offset by the impact of adopting new mortality assumptions in the U.S. and lower than expected return on assets in the U.S. The 2012 mark-to-market pension expense of $119.2 million was primarily due to lower discount rates in the U.S. and Germany, partially offset by higher than expected return on assets in the U.S. The 2011 mark-to-market pension expense of $111.2 million was primarily due to lower discount rates in the U.S. and Germany.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

(In millions)	2013	2012	2011
Chapter 11 expenses, net of interest income	$15.3	$16.6	$20.0
D&O insurance costs related to Chapter 11	0.2	0.3	0.3
Translation effects—intercompany loans(A)	(11.9)	(5.6)	11.7
Value of currency forward contracts—intercompany loans(A)	10.9	3.7	(9.3)
Certain other currency translation costs, net(A)	1.9	0.6	1.2
Costs related to Chapter 11	$16.4	$15.6	$23.9
_______________________________________________________________________________

(A)
During the bankruptcy, we had significant intercompany loans between our non-U.S. subsidiaries and our U.S. debtor subsidiaries that were not related to our operating activities. In addition, we accumulated significant cash during bankruptcy. Accordingly, income and expense items related to the intercompany loans and the cash balances are categorized as costs related to Chapter 11. These intercompany loans were paid in full when we emerged from bankruptcy, and the excess cash balances were used to fund a significant portion of our emergence from bankruptcy.

The increase in costs related to Chapter 11 for 2013 compared with 2012 was primarily due to the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts and the value of cash balances held in foreign currencies.
The decrease in costs related to Chapter 11 for 2012 compared with 2011 was primarily due to the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts.
We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.
Interest Expense
Interest expense was $43.8 million for 2013, a decrease of 5.8% compared with 2012. Interest expense was $46.5 million for 2012, an increase of 7.4% compared with 2011.
The average effective interest rates on pre-petition obligations for 2013, 2012 and 2011 were 3.5%, 3.5%, and 3.5%, respectively. All pre-petition interest was paid in February 2014.
Income Taxes
Income tax expense (benefit) for 2013, 2012 and 2011 was $102.9 million, $(61.6) million and $87.9 million, respectively, on income (loss) from consolidated operations before income taxes of $360.6 million, $(20.6) million and $307.0 million in 2013, 2012 and 2011, respectively.
Our 2013 effective tax rate of approximately 29% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $24.4 million related to the partial release of the valuation allowance on state deferred tax assets, $16.6 million due to lower taxes in non-U.S. jurisdictions, and $3.7 million related to repatriated foreign earnings, partially offset by $11.0 million related to uncertain tax positions and other discrete items, and $9.7 million related to non-deductible expenses.
Our 2012 effective tax rate of approximately (299)% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $44.0 million related to the partial release of the valuation allowance on state deferred tax assets, $14.9 million due to lower taxes in non-U.S. jurisdictions, and $14.0 million related to domestic production incentives, partially offset by expenses of $8.2 million related to uncertain tax positions and other discrete items, $2.2 million related to repatriated foreign earnings and $8.1 million related to non-deductible expenses.
Our 2011 effective tax rate of approximately 29% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year of $9.3 million from the resolution of uncertain tax positions and the expiration of the statute of limitations in certain domestic and foreign jurisdictions, and $17.6 million due to lower taxes in non-U.S. jurisdictions, partially offset by expenses of $1.1 million related to repatriated foreign earnings and $7.3 million related to non-deductible expenses.
See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2013, together with a description of our emergence financing and post-emergence liquidity. For additional information regarding our Chapter 11 cases and our asbestos-related litigation, see Note 2 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 13 to the Consolidated Financial Statements.
Funding Emergence from Chapter 11
On February 3, 2014, we emerged from Chapter 11. We paid approximately $1,900 million in claims and other costs. We funded these payments through a combination of approximately $1,360 million in cash on hand and $900 million in exit financing. Total liquidity under the exit financing consists of:

(a)	a $400 million revolving credit facility due in 2019, with interest at LIBOR +175 bps;

(b)	a $700 million term loan due in 2021, with interest at LIBOR +225 bps with a 75 bps floor;

(c)	a €150 million term loan due in 2021 with interest at EURIBOR +250 bps with a 75 bps floor; and

(d)	a $250 million delayed draw term loan facility available for 12 months, with amounts drawn due in 2021, with interest at LIBOR +225 bps with a 75 bps floor.
Approximately $100 million of the revolving credit facility will be used to replace an existing cash-collateralized letter of credit facility in effect during the bankruptcy. After payment of claims at emergence, total liquidity was approximately $910 million, consisting of approximately $360 million in cash on hand, $300 million in revolver availability and the $250 million delayed draw term loan. In addition, we continue to maintain our non-U.S. credit facilities (see below) which total approximately $194 million to support the trade activity and working capital requirements of our foreign subsidiaries. We entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of the term loan at 4.643%.
The emergence financing amount includes financing for the acquisition of the UNIPOL® polypropylene process licensing and related catalyst business in December 2013 and the settlement of the default interest claim on our pre-petition bank debt of $129 million.
The revolving credit facility and delayed draw term loan facility, together with cash we expect to generate during 2014, provide the liquidity required to cash settle the warrant issued to the PI Trust, currently expected to cost $490 million, and to settle shares repurchased pursuant to the $500 million share repurchase program authorized by our Board of Directors following emergence.
We believe that these credit facilities, together with cash we expect to generate during 2014 and thereafter, are sufficient to finance our operations and support our business strategy.
Cash Resources and Available Credit Facilities
At December 31, 2013, we had available liquidity of $1,036.9 million, consisting of $964.8 million in cash and cash equivalents ($600.5 million in the U.S.), and $72.1 million of available liquidity under various non-U.S. credit facilities.
At December 31, 2013, we maintained a $100 million cash-collateralized letter of credit facility to support existing and new financial assurances and cash collateral accounts that secure the obligations arising from letters of credit and foreign currency and commodity transactions and derivatives. At December 31, 2013, we held $85.0 million in restricted cash and cash equivalents to support this facility. At emergence, we replaced the cash-collateralized letter of credit facility with a $400 million revolving credit facility with a $150 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. The credit facility in Germany is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of December 31, 2013:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$69.3	$12.9	12/31/2014
Other countries	37.6	19.2	Various through 2015
Other countries—cash collateralized(A)	87.5	40.0	6/30/2014
Total	$194.4	$72.1
_______________________________________________________________________________

(A)	Cash collateral related to these facilities is included in restricted cash in the Consolidated Balance Sheets.
Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by operating activities	$515.9	$453.6	$219.4
Net cash used for investing activities	(880.7)	(280.3)	(220.9)
Net cash (used for) provided by financing activities	(8.4)	110.3	39.7
Effect of currency exchange rate changes on cash and cash equivalents	1.1	5.0	(5.6)
(Decrease) increase in cash and cash equivalents	(372.1)	288.6	32.6
Cash and cash equivalents, beginning of period	1,336.9	1,048.3	1,015.7
Cash and cash equivalents, end of period	$964.8	$1,336.9	$1,048.3
Net cash provided by operating activities in 2013 was $515.9 million, compared with $453.6 million in the prior year. Net cash provided by operating activities benefited from improved working capital performance and lower pension contributions. In addition, in 2013 we reported an operating cash flow benefit of $35.4 million from excess tax benefits from stock-based compensation compared with an operating cash flow use of $36.8 million in 2012. This change results from our decision to accelerate the use of certain other tax attributes for U.S. Federal income tax purposes and to preserve the excess tax benefits from stock-based compensation.
Net cash provided by operating activities in 2012 was $453.6 million, compared with $219.4 million in the prior year. The change in cash provided by operating activities is primarily due to lower pension plan contributions and reduced working capital requirements.
Net cash used for investing activities in 2013 was $880.7 million, compared with $280.3 million in the prior year. Net cash used for investing activities primarily includes the net cash paid for businesses acquired and capital expenditures. We acquired the UNIPOL® polypropylene process licensing and related catalyst business for $510.4 million (including post-closing adjustments) in the 2013 fourth quarter. Our capital expenditures include investments in new capacity, improved productivity and maintenance of our manufacturing and office facilities. We expect to fund our capital expenditures from net cash provided by operating activities.
Net cash used for financing activities in 2013 was $8.4 million, compared with net cash provided by financing activities of $110.3 million in the prior year. The change in cash provided by financing activities is primarily due to the effect of the tax benefits from stock-based compensation and the net repayments under credit facilities.
Net cash provided by financing activities in 2012 was $110.3 million, compared with $39.7 million in the prior year. The change in cash provided by financing activities is primarily due to the increase in proceeds from the exercise of stock options and tax benefits from stock-based compensation.
Included in net cash provided by operating activities are accelerated defined benefit pension plan contributions of $50.0 million, $83.4 million and $180.0 million, Chapter 11 expenses paid of $15.0 million, $15.5 million and $20.6 million, and expenditures for asbestos-related environmental remediation of $5.0 million, $7.2 million and $2.4 million for 2013, 2012 and 2011, respectively. These cash flows totaled $70.0 million, $106.1 million and $203.0 million for 2013, 2012 and 2011, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2013, was $1,219.7 million, including $482.1 million of accrued interest on pre-petition debt and the default interest settlement of $129.0 million. As a result of the Chapter 11 filing, we were in default on $526.7 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2013. The automatic stay provided under the U.S. Bankruptcy Code prevented our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we continued to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings.
Set forth below are our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations(1) (In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating commitments(2)	$42.3	$12.1	$16.1	$8.6	$5.5
Debt	81.9	76.6	5.3	—	—
Capital leases	1.7	0.9	0.8	—	—
Operating leases	84.9	22.8	30.7	12.7	18.7
Pension funding requirements per ERISA(3)	17.7	—	5.2	12.5	—
Pension funding requirements for non-U.S. pension plans(4)	75.1	17.8	27.6	29.7	—
Total Contractual Obligations	$303.6	$130.2	$85.7	$63.5	$24.2
_______________________________________________________________________________

(1)
Excludes liabilities subject to compromise, which were paid as described in Note 2 to the Consolidated Financial Statements. Also excludes debt borrowed on February 3, 2014, in conjunction with our exit from bankruptcy, and the interest thereon, as described in Note 8 to the Consolidated Financial Statements.

(2)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs.

(3)
Based on the U.S. qualified pension plans' status as of December 31, 2013, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been included.

(4)	Based on the non-U.S. pension plans' status as of December 31, 2013, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
See Note 13 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 11 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $13.2 million, $12.6 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

Funded Status of Pension Plans	Fully-Funded Pension Plans(1)			Underfunded Pension Plans(1)			Unfunded Pension Plans(2)
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Projected benefit obligation	$247.3	$237.1	$213.3	$1,253.9	$1,351.2	$1,210.6	$372.0	$366.6	$311.2
Fair value of plan assets	264.0	269.2	255.8	1,187.7	1,176.1	994.6	—	—	—
Funded status (PBO basis)	$16.7	$32.1	$42.5	$(66.2)	$(175.1)	$(216.0)	$(372.0)	$(366.6)	$(311.2)
Benefits paid	$(10.0)	$(11.8)	$(10.2)	$(77.8)	$(64.3)	$(62.1)	$(13.5)	$(13.4)	$(14.4)
_______________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $16.7 million as of December 31, 2013, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $66.2 million as of December 31, 2013. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $372.0 million at December 31, 2013, is unfunded. The combined balance of the underfunded and unfunded plans was $438.2 million as of December 31, 2013, and is presented as a liability on the Consolidated Balance Sheets as follows: $15.0 million in "other current liabilities"; $299.6 million included in "underfunded and unfunded defined benefit pension plans"; and $123.6 million in "liabilities subject to compromise."
At the December 31, 2013, measurement date for the U.S. advance-funded plans, the PBO was approximately $1,197 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 4.76% discount rate as of December 31, 2013) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the U.S. advance-funded plans, approximately 84% are retired or former employees or employees of our former businesses, which shortens the duration of the PBO. Assets available to fund the PBO for the U.S. advance-funded plans at December 31, 2013, were approximately $1,145 million, or approximately $52 million less than the measured obligation.
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

Cash Contributions to Defined Benefit Pension Plans (In millions)	2013	2012	2011
U.S. advance-funded plans	$50.0	$109.3	$245.8
U.S. pay-as-you-go plans	5.6	5.6	5.6
Non-U.S. advance-funded plans	4.8	4.2	4.8
Non-U.S. pay-as-you-go plans	7.9	7.7	8.9
Total Cash Contributions	$68.3	$126.8	$265.1
Based on the U.S. advance-funded plans' status as of December 31, 2013, there are no minimum required payments under ERISA for 2014.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $12.7 million to these plans in 2013.
Postretirement Benefits Other Than Pensions
We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program was $4.5 million in 2013, compared with $4.6 million in 2012. We received Medicare subsidy payments of $1.4 million and $3.3 million in

2013 and 2012, respectively. Our recorded liability for postretirement benefits of $57.2 million at December 31, 2013, is stated at net present value discounted at 4.26%.
Tax Matters
At emergence from bankruptcy, Grace generated approximately $670 million in U.S. Federal net operating losses, that were previously recorded as deferred tax assets for temporary differences, that will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, Grace expects to receive a U.S. Federal income tax deductions of $490 million upon settlement of the warrant held by one of the asbestos trusts and $1,580 million upon settlement of the deferred payment obligations to the asbestos trusts over the 2019 - 2033 period.
See Note 10 to the Consolidated Financial Statements and "Income Taxes" above for further discussion of our tax accounting and tax contingencies.
Other Contingencies
See Note 13 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We try to minimize these impacts through effective control of operating expenses and productivity improvements as well as price increases to customers.
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
On March 18, 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). The SICAD operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions.
In December 2013, the regulation that created the SICAD mechanism was amended to require the Central Bank of Venezuela to include on its website the weekly average exchange rate implied by transactions settled via the SICAD auction mechanism. For the week of December 30, 2013, the SICAD rate posted on the website of the Central Bank of Venezuela was 11.3 Bolivars per 1.0 U.S. dollar.
We have not been eligible to participate in the SICAD auction process since its creation in March 2013; therefore, we have not exchanged Bolivars for U.S. dollars through this foreign exchange mechanism. If we do become eligible to participate in the SICAD auction process in the future, we may choose to do so.
There have been no changes in the official exchange rate of the Bolivar to the U.S. dollar since February 13, 2013. As of December 31, 2013, our bolivar-denominated net monetary asset position was $33.6 million, and Bolivar-denominated sales were approximately 1% of 2013 sales.
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
Asbestos-related Lawsuits
We were a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As discussed in Note 2 to the Consolidated Financial Statements, we emerged from Chapter 11 on February 3, 2014. We have recorded a liability as of December 31, 2013, for our asbestos-related obligations as discussed below.
Our liability for asbestos-related matters has had a material impact on our financial condition and results of operations. The resolution of this obligation under the Joint Plan had a material impact on our liquidity and capital resources.
As discussed in Note 2 to the Consolidated Financial Statements, the Joint Plan established two asbestos trusts under Section 524(g) of the U.S. Bankruptcy Code as follows:
All asbestos-related personal injury claims and demands will be channeled for resolution to the PI Trust. We are not obligated to make additional payments to the PI Trust beyond the payments discussed in Note 2. We have recorded a liability for these payments.
Following the Effective Date, unresolved and any future non-ZAI PD Claims are to be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such PD claims are determined to be allowed claims, are to be paid in cash by the PD Trust. We are obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and we may be obligated to make additional payments to the PD account of the PD Trust in respect of the PD Obligation. We have accrued for PD Claims that we believe are probable and estimable.
We are obligated to make a payment of $30 million in cash to the ZAI PD Account on the third anniversary of the Effective Date and we are obligated to make up to 10 contingent deferred payments of $8 million per year to the ZAI PD Account during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the ZAI PD Account fall below $10 million during the preceding year. The amounts that we will be obligated to pay to the ZAI PD Account under the Joint Plan are capped amounts. We are not obligated to make additional payments to the PD Trust in respect of the ZAI PD Account beyond the payments described above. We have accrued for the $30 million payment due on the third anniversary of the Effective Date, but have not accrued for the 10 additional payments since we do not currently believe they are probable.
The recorded asbestos-related liability as of December 31, 2013, and December 31, 2012, was $2,092.4 million and $2,065.0 million respectively, and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. We increased the asbestos-related liability by $27.4 million in the 2013 fourth quarter to reflect an updated estimate of the value of the consideration payable to the PI Trust and the PD Trust (the "Trusts") under the Joint Plan, reflecting emergence from bankruptcy during the 2014 first quarter.
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share was recorded at estimated value of $490 million on the effective date of the Joint Plan.

The deferred payment obligation of $110 million per year for five years beginning January 2, 2019, and of $100 million per year for ten years beginning January 2, 2024, was recorded at estimated value on the effective date of the Joint Plan. The recorded estimated value of the deferred payment obligation of $567 million is within the reasonable range of possible valuations of this obligation as of emergence. The value of the deferred payment obligation assumes a discount rate of approximately 10% and is affected by (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require us to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement.
See Note 3 to the Consolidated Financial Statements for a pro forma balance sheet reflecting the effects of our emergence as if it occurred on December 31, 2013. We also provided pro forma information on February 24, 2012, and February 27, 2013.
The value of the warrants is expected to be treated as a deductible expense for tax purposes in the year of settlement. The deferred payments are expected to be deductible at the time of each payment. Due to the payment of these and other deductible bankruptcy claims, we anticipate generating significant future tax deductions beginning in 2014. See Note 10 to the Consolidated Financial Statements for a discussion of future tax deductions that we may generate in connection with emergence from Chapter 11.
Environmental Remediation
We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we outsource all or a portion of the remediation to third parties and at others, we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See disclosure in this Report in Item 1 (Business—Environment, Health and Safety Matters) and in Note 13 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.
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
We operated a vermiculite mine in Libby, Montana, until 1990. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. We are working in cooperation with EPA to investigate the Libby vermiculite mine and the surrounding area. We do not have sufficient information to estimate the cost of any required remediation of the Libby mine. During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine was processed. We are cooperating with EPA on this reinvestigation. During the 2011 fourth quarter, EPA requested that we conduct additional remediation at seven of these facilities (now eight, including an additional site added by EPA during the 2012 fourth quarter). It is probable that EPA will request additional remediation at other facilities. We do not have sufficient information to identify either the sites that might require additional remediation or estimate the cost of any additional remediation. We will evaluate our estimated remediation liability for other sites as we receive additional information from EPA. Our estimates of our environmental remediation obligations do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that our ultimate liability for environmental remediation will exceed our current estimates by material amounts.

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
Goodwill
We review our goodwill for impairment on an annual basis at October 31 and whenever events or a change in circumstances indicate that the carrying amount may not be fully recoverable. We test our goodwill for impairment at the reporting unit level which is one level below an operating segment. At October 31, 2013, our reporting units were defined as follows. Our Catalysts Technologies operating segment has two reporting units for goodwill impairment testing referred to as Refining Technologies and Specialty Catalysts. Our Materials Technologies operating segment has three reporting units for goodwill impairment testing referred to as Engineered Materials, Packaging Technologies, and Discovery Sciences. Our Construction Products operating segment has three reporting units referred to as GCP Americas, GCP Europe and GCP Asia Pacific.
We performed a quantitative analysis for all of our reporting units as of October 31, 2013, and concluded that none of our reporting units were impaired. Effective January 1, 2014, we realigned our Construction Products operating segment reporting units to Specialty Construction Chemicals and Specialty Building Materials, reflecting changes to the businesses’ organization structure. We do not expect this realignment to have an impact on our assessment of goodwill impairment.
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
We selected the expected return on plan assets for the U.S. qualified pension plans for 2013 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The following table reflects the sensitivity of 2014 pre-tax expense (excluding the effects of the annual mark-to-market adjustment) and our year-end projected benefit obligation, or PBO, to a change in the discount rate and expected rate of return on plan assets assumptions for the U.S. pension plans:

Change in Assumption (In millions)	Effect on 2014 Pre-Tax Pension Expense	Effect on December 31, 2013 PBO
25 basis point decrease in discount rate	$(1)	$38
25 basis point increase in discount rate	1	(36)
25 basis point decrease in expected return on plan assets	3	—
25 basis point increase in expected return on plan assets	(3)	—

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
Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided for such deferred tax assets. As of December 31, 2013, we have recorded net deferred tax assets before valuation allowances of $904.0 million and a valuation allowance on net deferred tax assets of $18.3 million, of which $13.6 million is related to U.S. state NOLs, $4.4 million to U.S. federal credits, and $0.3 million to foreign deferred tax assets. The net deferred tax assets were $885.7 million.
We considered forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate, as well as prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In determining a need for a valuation allowance, we have considered both positive and negative evidence, giving more weight to objective evidence, to determine whether enough income would be generated to utilize the future deductions associated with the deferred tax assets. U.S. Federal deferred tax assets associated with certain credit carryforwards have expiration dates through 2018 and are projected to expire before they can be utilized. We have recorded a valuation allowance of $4.4 million on these credits. We concluded that a valuation allowance is not required with respect to the remaining U.S. Federal deferred tax assets of $775.7 million because we believe we will have sufficient U.S. taxable income to realize all future available tax deductions and remaining credits prior to their expiration.
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
In the 2013 fourth quarter, we determined that it is more likely than not that, with the exception of certain state NOLs that were generated in prior years, future taxable income will be sufficient to enable us to utilize our remaining state deferred tax assets. Accordingly, we recorded a $24.4 million release in our valuation allowance on our state deferred tax assets. The valuation allowance was also reduced by, to a lesser extent, the utilization and expiration of state net operating losses in the current year and the reduction of net operating losses resulting from prior year adjustments to taxable income. There are certain states where a portion of the NOLs generated in prior years will not be utilized prior to their expiration and for which a valuation allowance in aggregate of $13.6 million remains in place.
The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. If we were to determine that we would not be able to realize a portion of our net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Recent Accounting Pronouncements
See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

W. R. GRACE & CO. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2013

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.9	$2.2	$(1.6)	$0.1	$7.6
Valuation allowance for deferred tax assets(2)	40.8	4.4	(24.4)	(2.5)	18.3
Reserves:
Reserves for asbestos-related litigation	2,065.0	27.4	—	—	2,092.4
Reserves for environmental remediation	140.5	8.0	(14.0)	—	134.5
Reserves for retained obligations of divested businesses	34.2	0.8	—	—	35.0

For the Year Ended December 31, 2012

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$9.8	$1.9	$(4.8)	$—	$6.9
Valuation allowance for deferred tax assets	100.8	—	(60.0)	—	40.8
Reserves:
Reserves for asbestos-related litigation	1,700.0	365.0	—	—	2,065.0
Reserves for environmental remediation	149.9	3.6	(13.0)	—	140.5
Reserves for retained obligations of divested businesses	33.7	0.7	(0.2)	—	34.2

For the Year Ended December 31, 2011

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$8.7	$2.9	$(2.0)	$0.2	$9.8
Valuation allowance for deferred tax assets	104.6	—	(3.8)	—	100.8
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	144.0	17.8	(11.8)	(0.1)	149.9
Reserves for retained obligations of divested businesses	33.9	0.4	(0.6)	—	33.7
_______________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

(2)
The valuation allowance decreased $22.5 million from December 31, 2012, to December 31, 2013. In the 2013 fourth quarter, Grace determined that it is more likely than not that its deductions generated at emergence will be used before their expiration. Accordingly, Grace recorded a $24.4 million release of its valuation allowance on its state deferred tax assets. Further decreases in Grace’s deferred tax assets resulted from the utilization and expiration of state net operating losses ("NOLs") in the current year, and the reduction of NOLs resulting from prior-year adjustments to taxable income. These decreases were partially offset by the recording of valuation allowance on deferred tax assets associated with certain U.S. federal foreign tax credits. The reduction in the valuation allowance during 2012 related in part to a $44.0 million release of the valuation allowance as Grace determined that it is more likely than not that a substantial portion of its state net operating losses will be used before their expiration; the remainder of the release related to the utilization and expiration of state net operating losses in the current year, and the reduction of net operating losses resulting from prior-year adjustments made to income by the Internal Revenue Service. The reduction in 2011 primarily related to the utilization and expiration of state net operating losses.

Table of ContentsEXHIBIT 12

W. R. GRACE & CO. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS(1)(2)(3)
(In millions, except ratios)
(Unaudited)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0	$219.7	$193.8	$76.3
Provision for (benefit from) income taxes	102.9	(61.6)	87.9	26.2	18.1
Equity in earnings of unconsolidated affiliate	(22.9)	(18.5)	(15.2)	(17.8)	(1.7)
Distributed income of earnings of unconsolidated affiliates	2.8	6.3	10.9	0.5	—
Interest expense and related financing costs, including amortization of capitalized interest, less interest capitalized	43.9	46.8	43.6	41.7	38.8
Estimated amount of rental expense deemed to represent the interest factor	8.8	7.5	6.9	6.9	6.7
Income as adjusted	$391.6	20.5	353.8	251.3	138.2
Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$45.0	46.9	43.6	41.3	38.9
Estimated amount of rental expense deemed to represent the interest factor	8.8	7.5	6.9	6.9	6.7
Fixed charges	53.8	54.4	50.5	48.2	45.6
Combined fixed charges and preferred stock dividends	$53.8	54.4	50.5	48.2	45.6
Ratio of earnings to fixed charges	7.28	—	7.01	5.21	3.03
Ratio of earnings to fixed charges and preferred stock dividends	7.28	—	7.01	5.21	3.03
_______________________________________________________________________________

(1)	Grace did not have preferred stock from 2009 through 2013.

(2)	The 2012 ratio of earnings to fixed charges is below a one-to-one ratio. An additional $33.9 million in earnings would be needed to attain a one-to-one ratio.

(3)	Amounts have been revised as a result of our fourth quarter change to mark-to-market pension accounting. See Note 1 to the Consolidated Financial Statements for more information.

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
Date: February 27, 2014

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
Date: February 27, 2014

/s/ HUDSON LA FORCE III
Hudson La Force III Senior Vice President and Chief Financial Officer

EXHIBIT 32
CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned certifies that (1) this Annual Report of W. R. Grace & Co. (the "Company") on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. E. FESTA
Chief Executive Officer

/s/ HUDSON LA FORCE III
Senior Vice President and Chief Financial Officer
Date: 2/27/2014
        A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.