Form 10-Q
period 2014-03-31
W R GRACE & CO
filed 2014-05-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.01 par value per share	76,298,454 shares

_______________________________________________________________________________
Unless the context otherwise indicates, in this Report the terms "Grace," "we," "us," "our" or "the Company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo and, except as otherwise indicated, the other product names used in the text of this report are trademarks, service marks, and/or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries. UNIPOL® and UNIPOL UNIPPAC® are trademarks of The Dow Chemical Company or an affiliated company of Dow. W. R. Grace & Co.-Conn., a subsidiary of the Company, and/or its affiliates are licensed to use the UNIPOL® and UNIPOL UNIPPAC® trademarks in the area of polypropylene.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, equity (deficit), and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's emergence from bankruptcy and change in the manner in which it accounts for defined benefit pension plans. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
May 8, 2014

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2014	2013
Net sales	$744.5	$709.9
Cost of goods sold	475.3	450.9
Gross profit	269.2	259.0
Selling, general and administrative expenses	136.8	133.3
Research and development expenses	20.5	16.9
Interest expense and related financing costs	11.2	10.5
Interest accretion on deferred payment obligations	8.2	—
Chapter 11 expenses, net of interest income	6.1	4.8
Equity in earnings of unconsolidated affiliate	(3.7)	(5.1)
Other expense, net	10.0	7.9
Total costs and expenses	189.1	168.3
Income before income taxes	80.1	90.7
Provision for income taxes	(29.8)	(31.3)
Net income	50.3	59.4
Less: Net income attributable to noncontrolling interests	(0.2)	(0.3)
Net income attributable to W. R. Grace & Co. shareholders	$50.1	$59.1
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.65	$0.78
Weighted average number of basic shares	77.0	75.7
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.64	$0.77
Weighted average number of diluted shares	78.1	77.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income	$50.3	$59.4
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.1)	0.1
Currency translation adjustments	(2.1)	(6.4)
Gain from hedging activities, net of income taxes	0.7	0.4
Gain on securities available for sale, net of income taxes	0.1	—
Total other comprehensive income attributable to noncontrolling interests	0.1	0.2
Total other comprehensive loss	(1.3)	(5.7)
Comprehensive income	49.0	53.7
Less: comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$48.7	$53.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
OPERATING ACTIVITIES
Net income	$50.3	$59.4
Reconciliation to net cash (used for) provided by operating activities:
Depreciation and amortization	34.0	31.1
Equity in earnings of unconsolidated affiliate	(3.7)	(5.1)
Chapter 11 expenses, net of interest income	6.1	4.8
Chapter 11 expenses paid	(15.5)	(3.2)
Asbestos and bankruptcy related charges, net	8.8	—
Cash paid to resolve liabilities subject to Chapter 11	(1,308.4)	—
Provision for income taxes	29.8	31.3
Income taxes paid, net of refunds	(16.1)	(11.6)
Interest accretion on deferred payment obligations	8.2	—
Interest accrued on credit arrangements	4.3	—
Interest accrued on pre-petition liabilities subject to compromise	3.4	9.0
Defined benefit pension expense	3.5	9.2
Payments under defined benefit pension arrangements	(8.8)	(53.9)
Expenditures for environmental remediation	(1.8)	(2.6)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(21.1)	39.6
Inventories	(30.2)	(40.3)
Accounts payable	13.5	48.3
All other items, net	(9.6)	(65.9)
Net cash (used for) provided by operating activities	(1,253.3)	50.1
INVESTING ACTIVITIES
Capital expenditures	(40.1)	(38.3)
Transfer from (to) restricted cash and cash equivalents	395.4	(4.0)
Other investing activities	(2.6)	—
Net cash provided by (used for) investing activities	352.7	(42.3)
FINANCING ACTIVITIES
Borrowings under credit arrangements	979.2	3.1
Repayments under credit arrangements	(543.2)	(20.8)
Payments for debt financing costs	(23.7)	—
Proceeds from exercise of stock options	7.7	6.3
Payments for repurchase of common stock	(60.5)	—
Other financing activities	1.3	0.8
Net cash provided by (used for) financing activities	360.8	(10.6)
Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	(14.3)
Decrease in cash and cash equivalents	(541.9)	(17.1)
Cash and cash equivalents, beginning of period	964.8	1,336.9
Cash and cash equivalents, end of period	$422.9	$1,319.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$422.9	$964.8
Restricted cash and cash equivalents	—	395.4
Trade accounts receivable, less allowance of $5.7 (2013—$6.0)	504.7	481.8
Inventories	324.8	295.3
Deferred income taxes	231.3	58.1
Other current assets	113.9	99.0
Total Current Assets	1,597.6	2,294.4
Properties and equipment, net of accumulated depreciation and amortization of $1,894.6 (2013—$1,876.8)	832.7	829.9
Goodwill	455.7	457.5
Technology and other intangible assets, net	310.1	315.5
Deferred income taxes	661.6	845.9
Asbestos-related insurance	—	500.0
Overfunded defined benefit pension plans	18.1	16.7
Investment in unconsolidated affiliate	99.7	96.2
Other assets	63.2	40.0
Total Assets	$4,038.7	$5,396.1
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$149.0	$81.1
Accounts payable	305.4	262.5
PI warrant liability	490.0	—
Other current liabilities	325.3	292.0
Total Current Liabilities	1,269.7	635.6
Debt payable after one year	921.5	29.6
Deferred payment obligations	602.7	—
Deferred income taxes	18.2	18.2
Income tax contingencies	80.2	5.0
Underfunded and unfunded defined benefit pension plans	392.0	299.6
Other liabilities	183.0	60.8
Total Liabilities Not Subject to Compromise	3,467.3	1,048.8
Liabilities Subject to Compromise—Note 2	—	3,776.1
Total Liabilities	3,467.3	4,824.9
Commitments and Contingencies—Note 9
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 76,824,093 (2013—77,046,143)	0.8	0.8
Paid-in capital	545.1	533.4
Retained earnings	65.9	15.8
Treasury stock, at cost: shares: 601,200 (2013—0)	(60.5)	—
Accumulated other comprehensive income	9.2	10.6
Total W. R. Grace & Co. Shareholders' Equity	560.5	560.6
Noncontrolling interests	10.9	10.6
Total Equity	571.4	571.2
Total Liabilities and Equity	$4,038.7	$5,396.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$537.3	$(240.3)	$(16.8)	$29.7	$9.9	$319.8
Net income	—	59.1	—	—	0.3	59.4
Stock based compensation	3.5	—	—	—	—	3.5
Exercise of stock options	2.7	—	3.6	—	—	6.3
Other comprehensive income (loss)	—	—	—	(5.9)	0.2	(5.7)
Balance, March 31, 2013	$543.5	$(181.2)	$(13.2)	$23.8	$10.4	$383.3
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2
Net income	—	50.1	—	—	0.2	50.3
Repurchase of common stock	—	—	(60.5)	—	—	(60.5)
Stock based compensation	2.8	—	—	—	—	2.8
Exercise of stock options	7.7	—	—	—	—	7.7
Shares issued	1.2	—	—	—	—	1.2
Other comprehensive income (loss)	—	—	—	(1.4)	0.1	(1.3)
Balance, March 31, 2014	$545.9	$65.9	$(60.5)	$9.2	$10.9	$571.4

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
W. R. Grace & Co. conducts all of its business through a single wholly owned subsidiary, W. R. Grace & Co.-Conn. ("Grace-Conn."). Grace-Conn. owns all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.
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
Under Chapter 11, Grace operated its businesses under court supervision while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims.
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
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2013 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2014, are not necessarily indicative of the results of operations for the year ending December 31, 2014.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters and litigation (see Note 2), income taxes (see Note 6), and environmental remediation (see Note 9);

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

•	Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 7); and

•	Realization values of net deferred tax assets, which depend on projections of future taxable income.
Currency Translation    On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, Grace incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million was included in segment operating income.
Licensing Revenue Recognition    In December 2013, Grace acquired the assets of the UNIPOL® Polypropylene Process Technology Licensing and Catalysts business of The Dow Chemical Company. Grace typically bundles the license, the basic process design package, training, and software into one fixed price contract. The fixed price contract revenue is recognized on a straight-line basis over the period of performance of the contract, except for contingent revenue associated with a final performance guarantee. Revenue associated with the performance guarantee is considered contingent and therefore revenue is recognized when customer acceptance is obtained. Other services that are sold in connection with license arrangements generally qualify for separate accounting, with revenue recognized as earned.
Reclassifications and Revisions    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Certain pension costs previously reported as a separate line item in the Consolidated Statements of Operations are now reported in "cost of goods sold" and in "selling, general and administrative expenses" based upon the functions of the employees to which the pension costs relate. Grace has revised its accounting such that a portion of the defined benefit pension expense has been and will continue to be capitalized into inventories prior to being reported in "cost of goods sold." Grace believes that the change in classification of defined benefit pension costs and the change to inventory capitalization are not material to all prior periods.
Certain prior period amounts related to borrowings and repayments under credit arrangements reported as financing activities on the Consolidated Statements of Cash Flows have been revised. These amounts were originally presented on a net basis and are now being presented on a gross basis. Grace concluded that these revisions were not material to the prior-year Consolidated Financial Statements.
Change in Accounting Principle Regarding Pension Benefits    During 2013, Grace changed its method of accounting for actuarial gains and losses relating to its global defined benefit pension plans to a more preferable method under U.S. GAAP. Grace's new method of accounting is referred to as "mark-to-market accounting" and includes immediate recognition of actuarial gains and losses in the period in which they occur. Under Grace's previous accounting method, such amounts were deferred and amortized. In addition, Grace will no longer update the balance sheet funded status of its pension plans each quarter for changes in discount rates and actual returns on assets, but rather will perform such update annually as of the end of each year. Should a significant event occur, Grace's pension obligation and plan assets would be remeasured at an interim period, and the gains or losses on remeasurement would be recognized in that period. This new accounting method was adopted in the 2013 fourth quarter, and retrospectively applied to Grace's financial results for all periods presented.
Under mark-to-market accounting, Grace's pension costs consist of two elements: 1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

In order to better reflect the nature of pension costs in Grace's operating results, Grace also retrospectively revised the classification of defined benefit pension expense. See "Reclassifications and Revisions" above for further discussion related to these revisions.
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	Three months ended March 31, 2013
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$446.1	$450.9	$4.8
Gross profit	263.8	259.0	(4.8)
Selling, general and administrative expenses	128.9	133.3	4.4
Defined benefit pension expense	18.6	—	(18.6)
Total costs and expenses	182.5	168.3	(14.2)
Income before income taxes	81.3	90.7	9.4
Provision for income taxes	(28.1)	(31.3)	(3.2)
Net income	53.2	59.4	6.2
Net income attributable to W. R. Grace & Co. shareholders	52.9	59.1	6.2
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	0.70	0.78	0.08
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	0.69	0.77	0.08
Consolidated Statements of Cash Flows

	Three months ended March 31, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income	$53.2	$59.4	$6.2
Provision for income taxes	28.1	31.3	3.2
Defined benefit pension expense	18.6	9.2	(9.4)
Inventories	(42.8)	(40.3)	2.5
All other items, net(1)	(66.8)	(69.3)	(2.5)
_______________________________________________________________________________

(1)	Includes only those items which relate to the change in accounting method to mark-to-market accounting.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Consolidated Statements of Equity and Comprehensive Income

	March 31, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Retained earnings
Beginning balance	$395.2	$(240.3)	$(635.5)
Net income	52.9	59.1	6.2
Ending balance	448.1	(181.2)	(629.3)

Accumulated other comprehensive income (loss)
Beginning balance	$(607.3)	$29.7	$637.0
Other comprehensive income (loss)	30.1	(5.9)	(36.0)
Ending balance	(577.2)	23.8	601.0

Total equity	$411.6	$383.3	$(28.3)

Comprehensive income
Net income	$53.2	$59.4	$6.2
Defined benefit pension and other postretirement plans, net of income taxes	36.2	0.1	(36.1)
Currency translation adjustments	(6.5)	(6.4)	0.1
Total other comprehensive income (loss)	30.3	(5.7)	(36.0)
Comprehensive income	83.5	53.7	(29.8)
Comprehensive income attributable to W. R. Grace & Co. shareholders	83.0	53.2	(29.8)
Effect of New Accounting Standards    In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update is intended to improve the consistency surrounding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists, requiring the unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new requirements are effective for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this update for the 2014 first quarter, and it did not have a material effect on the Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Under the Joint Plan, two asbestos trusts were established and funded under Section 524(g) of the Bankruptcy Code. The Confirmation Order contains a channeling injunction which provides that all pending and future asbestos-related personal injury claims and demands ("PI Claims") have been channeled for resolution to an asbestos personal injury trust (the "PI Trust") and all pending and future asbestos-related property damage claims and demands ("PD Claims"), including PD Claims related to Grace’s former attic insulation product ("ZAI PD Claims"), have been channeled to a separate asbestos property damage trust (the "PD Trust"). Canadian ZAI PD Claims have been channeled to a separate Canadian claims fund. The trusts are the sole recourse for holders of asbestos-related claims; the channeling injunctions prohibit holders of asbestos-related claims from asserting such claims directly against Grace.
Under the terms of the Joint Plan, claims under the Chapter 11 Cases were satisfied as follows:
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
As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and the Effective Date had such PI Claims not been stayed by the Bankruptcy Court.
Under the Joint Plan, all PI Claims were channeled to the PI Trust for resolution. The PI Trust will use specified trust distribution procedures to satisfy allowed PI Claims.
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

•	Rights to all proceeds under all of Grace's insurance policies that are available for payment of PI Claims;

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

Grace is obligated to make deferred payments to the PI Trust of $110 million per year for 5 years beginning in 2019, and $100 million per year for 10 years beginning in 2024, which obligation is secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default, subject to customary anti-dilution provisions.
The amounts that Grace will be obligated to pay to the PI Trust under the Joint Plan are fixed amounts. Grace is not obligated to make additional payments to the PI Trust beyond the payments described above.
Asbestos-Related Property Damage Claims    The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

containing materials in commercial and public buildings. Various factors can affect the merit and value of PD Claims, including legal defenses, product identification, the amount and type of product involved, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases, the court in which the case is pending, and the difficulty of asbestos abatement, if necessary.
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
At Grace's request, in July 2008, the Bankruptcy Court established a claims bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008, claims bar date and, as of the Effective Date, an additional 1,310 U.S. ZAI PD Claims were filed.
Under the Joint Plan, all PD Claims have been channeled to the PD Trust for resolution. The PD Trust contains two accounts, the PD Account and the ZAI PD Account. U.S. ZAI PD Claims are to be paid from the ZAI PD Account and non-ZAI PD Claims are to be paid from the PD Account. Canadian ZAI PD Claims are to be paid by a separate fund established in Canada. Each account has a separate trustee and the assets of the accounts may not be commingled.
PD Account
On the Effective Date, the PD Account of the PD Trust was funded with $39.9 million in cash from Grace and $111.4 million in cash from Cryovac and Fresenius to pay allowed non-ZAI PD Claims settled as of the Effective Date, and CDN$8.6 million in cash from Grace to fund the Canadian ZAI PD Claims fund.
Following the Effective Date, unresolved non-ZAI PD Claims are to be litigated in the Bankruptcy Court and any future non-ZAI PD Claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the Bankruptcy Court. To the extent any such PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Account in respect of the PD Obligation. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims, as it does not believe that payment on any such claims is probable. As of March 31, 2014, Grace had made no other payments to the PD Trust since the Effective Date.
On the Effective Date, the PD Trust contributed CDN$8.6 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims are to be resolved. Grace has no continuing or contingent obligations to make additional payments into this fund.
ZAI PD Account
On the Effective Date, the ZAI PD Account was funded with approximately $34.4 million in cash from Cryovac and Fresenius.
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
The PD Trust is to resolve U.S. ZAI PD Claims that qualify for payment under specified trust distribution procedures by paying 55% of the claimed amount, but in no event is the PD Trust to pay more per claim than $4,125 (as adjusted for inflation each year after the fifth anniversary of the Effective Date).
All payments to the PD Trust required after the Effective Date are secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default, subject to customary anti-dilution provisions. Grace has the right to conduct annual audits of the books, records and claim processing procedures of the PD Trust.
Asbestos-Related Liability    The recorded asbestos-related liability as of December 31, 2013, was $2,092.4 million, and was included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The asbestos-related liability was settled at the recorded amount on the Effective Date, including payment of cash of $499.5 million at the Effective Date, issuance of deferred payment obligations of $594.5 million and the warrant of $490.0 million, and transfer of all cash and rights with respect to Grace's insurance policies that provide coverage for asbestos-related claims.
The PI Trust deferred payment obligation of $110 million per year for 5 years beginning January 2, 2019, and of $100 million per year for 10 years beginning January 2, 2024, was recorded at fair value of $567 million on the Effective Date. The value of the deferred payment obligation has been estimated based on (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement.
Grace also recorded a deferred payment obligation of $27.5 million representing the present value of the $30 million payment due to the ZAI PD Account on February 3, 2017.
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share was recorded at its estimated value of $490 million on the Effective Date based on the current trading range of Company common stock and other valuation factors.
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
Grace has entered into settlement agreements with underwriters of a portion of Grace's insurance coverage. Under most of these agreements, the insurers have agreed, subject to certain conditions, to pay to the PI Trust (directly or through an escrow arrangement) an aggregate of $396.1 million in respect of coverage under the affected policies. Under the remaining agreements, the insurers have agreed to reimburse the PI Trust for a portion of the claims actually paid by the PI Trust.
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
Other Claims    The Joint Plan also provided that all other allowed pre-petition claims were paid in full on or within 10 days after the Effective Date, or when they otherwise become due. All allowed administrative claims were to be paid in cash and all allowed priority claims are to be paid in cash with interest as provided in the Joint Plan. Secured claims are to be paid in cash with interest or by reinstatement. Allowed general unsecured claims were paid in cash, including post-petition interest in accordance with the Joint Plan. The Joint Plan further provided that Grace, subject to certain non-bankruptcy limitations, satisfy all pension, retirement medical, and similar employee-related obligations and pay workers’ compensation claims. Grace has paid or expects to pay $1,361.6 million in respect of other allowed pre-petition or other claims, including $1,103.5 million in respect of Grace's pre-petition credit facilities.
Unresolved Claims    The Bankruptcy Court established a claims bar date of March 31, 2003, for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims.
Unresolved claims are to be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court. As of March 31, 2014, 142 employee claims and 63 non-employee claims (other than asbestos-related claims) remain unresolved.
Grace believes that its recorded liabilities for unresolved claims represent a reasonable estimate of the ultimate allowable amount for such claims, where sufficient information is available to determine whether liability is probable and estimable. If it is ultimately determined that any amounts are owed on these claims, they are to be paid in full, with interest as required. While the ultimate outcome of these claims cannot be predicted with certainty, Grace believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Debt Capital    As of December 31, 2013, all of the Debtors' pre-petition debt was in default due to the Filing. The accompanying December 31, 2013, Consolidated Balance Sheet reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise." All debt subject to compromise was paid in full on the Effective Date.
As of December 31, 2013, Grace maintained a $100 million cash-collateralized letter of credit facility with a commercial bank to support existing and new financial assurances. At emergence, the cash-collateralized letter of credit facility was replaced with a $400 million revolving credit facility with a $150 million sublimit for letters of credit. See Note 4 for a discussion of Grace's exit financing.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with ASC 852 "Reorganizations." ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.
Pursuant to ASC 852, Grace's pre-petition and post-petition liabilities that were subject to compromise were required to be reported separately on the balance sheet at an estimate of the amount that would ultimately be allowed by the Bankruptcy Court. As of December 31, 2013, such pre-petition liabilities included fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing were required to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.
Grace's December 31, 2013, Consolidated Balance Sheet separately identifies the liabilities that were "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represented both pre-petition and post-petition liabilities as determined under U.S. GAAP. Changes to pre-petition liabilities subsequent to the Filing Date reflect: (1) cash payments under approved court orders; (2) the terms of the Joint Plan, as discussed above, including the accrual of interest on pre-petition debt and other fixed obligations; (3) accruals for employee-related programs; and (4) changes in estimates related to other pre-petition contingent liabilities.
The table below sets forth the components of liabilities subject to compromise as of December 31, 2013:

(In millions)	December 31, 2013
Asbestos-related contingencies	$2,092.4
Pre-petition bank debt plus accrued interest	1,100.0
Environmental contingencies	134.5
Unfunded special pension arrangements	129.4
Income tax contingencies	76.6
Postretirement benefits other than pension	57.2
Drawn letters of credit plus accrued interest	37.8
Accounts payable	34.3
Retained obligations of divested businesses	29.9
Other accrued liabilities	94.3
Reclassification to current liabilities(1)	(10.3)
Total Liabilities Subject to Compromise	$3,776.1
_______________________________________________________________________________

(1)
As of December 31, 2013, $10.3 million of certain pension and postretirement benefit obligations subject to compromise have been presented in "other current liabilities" in the accompanying Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits."

The unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing.
Upon emergence from bankruptcy, Grace paid $1,340.6 million to settle certain liabilities subject to compromise. All other balances previously classified as liabilities subject to compromise have been reclassified as either current or long term liabilities based on maturity dates or expected dates of payment.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2014	2013
Legal and financial advisory fees	$6.2	$5.0
Interest income	(0.1)	(0.2)
Chapter 11 expenses, net of interest income	$6.1	$4.8
Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.
Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

(In millions) (Unaudited)	Three Months Ended March 31, 2013
Net sales, including intercompany	$347.1
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	224.6
Selling, general and administrative expenses	57.7
Depreciation and amortization	17.3
Chapter 11 expenses, net of interest income	4.8
Research and development expenses	9.5
Interest expense and related financing costs	9.2
Other income, net	(12.2)
310.9
Income before income taxes and equity in net income of non-filing entities	36.2
Provision for income taxes	(14.8)
Income before equity in net income of non-filing entities	21.4
Equity in net income of non-filing entities	37.7
Net income attributable to W. R. Grace & Co. shareholders	$59.1

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

(In millions) (Unaudited)	Three Months Ended March 31, 2013
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$59.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	17.3
Equity in net income of non-filing entities	(37.7)
Provision for income taxes	14.8
Income taxes paid, net of refunds	(1.0)
Defined benefit pension expense	5.0
Payments under defined benefit pension arrangements	(51.4)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	11.3
Inventories	(13.2)
Accounts payable	23.9
All other items, net	(19.4)
Net cash provided by operating activities	8.7
Investing Activities
Capital expenditures	(19.4)
Transfer to restricted cash and cash equivalents	(1.6)
Net cash used for investing activities	(21.0)
Financing Activities
Borrowings under credit arrangements	0.2
Repayments under credit arrangements	—
Proceeds from exercise of stock options	6.3
Net cash (used for) provided by financing activities	6.5
Net (decrease) increase in cash and cash equivalents	(5.8)
Cash and cash equivalents, beginning of period	1,064.2
Cash and cash equivalents, end of period	$1,058.4

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$585.1
Restricted cash and cash equivalents	340.5
Trade accounts receivable, net	138.8
Accounts receivable—unconsolidated affiliate	10.9
Receivables from non-filing entities, net	173.0
Inventories	138.9
Other current assets	69.3
Total Current Assets	1,456.5
Properties and equipment, net	484.5
Goodwill	279.9
Technology and other intangible assets, net	249.1
Deferred income taxes	817.3
Asbestos-related insurance	500.0
Loans receivable from non-filing entities, net	283.8
Investment in non-filing entities	531.3
Investment in unconsolidated affiliate	96.2
Other assets	16.5
Total Assets	$4,715.1
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities	$247.4
Underfunded defined benefit pension plans	52.2
Other liabilities	78.7
Total Liabilities Not Subject to Compromise	378.3
Liabilities Subject to Compromise	3,776.1
Total Liabilities	4,154.4
Total W. R. Grace & Co. Shareholders' Equity	560.6
Noncontrolling interests in Chapter 11 filing entities	0.1
Total Equity	560.7
Total Liabilities and Equity	$4,715.1
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

Notes to Consolidated Financial Statements (Continued)

3. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2014, and December 31, 2013:

(In millions)	March 31, 2014	December 31, 2013
Raw materials	$84.3	$69.7
In process	43.9	41.8
Finished products	164.8	152.4
Other	31.8	31.4
	$324.8	$295.3
4. Debt
Components of Debt

(In millions)	March 31, 2014	December 31, 2013
U.S. dollar term loan, net of unamortized discount of $2.3 at March 31, 2014	$697.7	$—
Euro term loan, net of unamortized discount of $0.5 at March 31, 2014	205.8	—
Revolving credit facility	50.0	—
Debt payable—unconsolidated affiliate	28.5	28.8
Other borrowings	88.5	81.9
Total debt	1,070.5	110.7
Less debt payable within one year	149.0	81.1
Debt payable after one year	$921.5	$29.6
Debt Subject to Compromise
Bank borrowings	$—	$500.0
Accrued interest on bank borrowings	—	471.0
Default interest settlement	—	129.0
Drawn letters of credit	—	26.7
Accrued interest on drawn letters of credit	—	11.1
	$—	$1,137.8
Weighted average interest rates on total debt	3.3%	3.6%
At March 31, 2014, the fair value of Grace's debt payable approximated the recorded value of $1,070.5 million. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. Grace's debt subject to compromise was paid in full on the Effective Date.
On the Effective Date, Grace entered into a Credit Agreement (the "Credit Agreement") in connection with its exit financing. The Credit Agreement provides for:

(a)	a $700 million term loan due in 2021, with interest at LIBOR +225 bps with a 75 bps floor;

(b)	a €150 million term loan due in 2021, with interest at EURIBOR +250 bps with a 75 bps floor;

(c)	a $400 million revolving credit facility due in 2019, with interest at LIBOR +175 bps; and

(d)	a $250 million delayed draw term loan facility available for 12 months, with amounts drawn due in 2021, with interest at LIBOR +225 bps with a 75 bps floor.

Notes to Consolidated Financial Statements (Continued)

4. Debt (Continued)

The term loans will amortize in equal monthly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof.
The Credit Agreement contains customary negative and affirmative covenants and events of default. To secure its obligations under the Credit Agreement, the Company has granted security interests in the shares of its Grace-Conn. and Alltech Associates subsidiaries, substantially all of its U.S. non-real estate assets and property, and certain U.S. real estate.
This summary of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which has been filed with the SEC.
5. Fair Value Measurements and Risk
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
See Note 4 for a discussion of the fair value of Grace's debt. At March 31, 2014, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2014, there are no current open swap contracts.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying purchases affect income. At March 31, 2014, the contract volume, or notional amount, of the commodity option contracts was 5.7 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until March 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2014, the contract volume, or notional amount, of the commodity contracts was 1.8 million pounds with a total contract value of $1.5 million.
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
In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. These derivatives were not designated as hedging instruments under ASC 815 "Derivatives and Hedging." These contracts were settled upon Grace's emergence from bankruptcy during the 2014 first quarter.
Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in "accumulated other comprehensive income" and reclassified into "interest expense and related financing costs" during the period in which the underlying interest payments occur.
In connection with its emergence financing, Grace entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing the interest on $250 million of Grace's term debt at a rate of 4.643%. The valuation of this interest rate swap is determined using both a market approach and an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves.
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013:

	Fair Value Measurements at March 31, 2014, Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.6	$—	$2.6	$—
Interest rate derivatives	1.0	—	1.0	—
Total Assets	$3.6	$—	$3.6	$—
Liabilities
Commodity derivatives	$0.1	$—	$0.1	$—
Total Liabilities	$0.1	$—	$0.1	$—

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2013, Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.1	$—	$2.1	$—
Total Assets	$2.1	$—	$2.1	$—
Liabilities
Currency derivatives	$6.9	$—	$6.9	$—
Commodity derivatives	0.1	—	0.1	—
Total Liabilities	$7.0	$—	$7.0	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013:

Fair Values of Derivative Instruments at March 31, 2014 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	1.3	Other current liabilities	—
Currency contracts	Other assets	1.2	Other liabilities	—
Interest rate contracts	Other assets	1.0	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	—
Total derivatives		$3.6		$0.1

Fair Values of Derivative Instruments at December 31, 2013 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	1.0	Other current liabilities	—
Currency contracts	Other assets	1.0	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	6.9
Total derivatives		$2.1		$7.0

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income ("OCI") for the three months ended March 31, 2014 and 2013:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2014 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.0	Interest expense	$—
Currency contracts	0.5	Other expense	0.5
Commodity contracts	0.4	Cost of goods sold	0.3
Total derivatives	$1.9		$0.8

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$4.5

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$(0.3)	Other expense	$(0.2)
Currency contracts	(0.2)	Cost of goods sold	0.1
Commodity contracts	0.7	Cost of goods sold	(0.3)
Total derivatives	$0.2		$(0.4)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$7.7
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
Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by counterparties to its derivatives. Grace's derivative contracts are with internationally recognized commercial financial institutions.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes

The income tax provision on 2014 forecasted annual income is estimated to be 35.0% as of March 31, 2014, compared with 28.5% for the year ended December 31, 2013. The increase in the rate compared with the prior year is primarily due to changes in taxable income between taxing jurisdictions with different statutory rates, the expiration of favorable U.S. tax benefits, and discrete adjustments, including the partial release of the valuation allowance on state deferred tax assets in the 2013 fourth quarter.
Grace has generally not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. At emergence from bankruptcy, Grace generated approximately $670 million in U.S. Federal net operating losses (NOLs), which were previously recorded as deferred tax assets for temporary differences, that will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, Grace expects to receive a U.S. Federal income tax deduction of $490 million upon settlement of the warrant held by one of the asbestos trusts and $1,580 million upon payment of deferred payment obligations. Grace expects to carryforward most of its NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace believes that it will generate sufficient domestic taxable income to use all available future tax deductions prior to expiration.
Based on the status of current examinations in various taxing jurisdictions and applicable judicial decisions applied to Grace's fact pattern, Grace believes it is reasonably possible that in the next 12 months, the amount of the liability for unrecognized tax benefits could decrease by as much as $68 million.
7. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	March 31, 2014	December 31, 2013
Overfunded defined benefit pension plans	$18.1	$16.7
Underfunded defined benefit pension plans	(64.9)	(66.2)
Unfunded defined benefit pension plans	(327.1)	(233.4)
Total underfunded and unfunded defined benefit pension plans	(392.0)	(299.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise	—	(123.6)
Pension liabilities included in other current liabilities	(15.3)	(15.0)
Net funded status	$(389.2)	$(421.5)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $18.1 million as of March 31, 2014, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $407.3 million as of March 31, 2014.
Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders’ Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the

Notes to Consolidated Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
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
For 2014 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 8.00%. The rate of increase is assumed to decrease gradually to 5% through 2020 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.
Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2014			2013
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.9	$2.7	$—	$6.3	$2.7	$0.1
Interest cost	15.2	5.7	0.6	12.9	5.1	0.5
Expected return on plan assets	(17.5)	(3.9)	—	(17.0)	(3.5)	—
Amortization of prior service cost (credit)	0.2	—	(0.1)	0.2	—	—
Amortization of net deferred actuarial (gain) loss	—	—	(0.2)	—	—	0.1
Annual mark-to-market adjustment	(3.1)	—	—	—	—	—
Net periodic benefit cost	$0.7	$4.5	$0.3	$2.4	$4.3	$0.7
In the 2014 first quarter, benefit payments of approximately $27 million were paid from a U.S. nonqualified pension plan in connection with Grace’s emergence from bankruptcy. As a result, that plan was remeasured as of March 1, 2014, using a discount rate of 4.43%. The remeasurement resulted in a mark-to-market gain of $3.1 million.
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three months ended March 31, 2014 and 2013, were $3.3 million.

Notes to Consolidated Financial Statements (Continued)

8. Other Balance Sheet Accounts

(In millions)	March 31, 2014	December 31, 2013
Other Current Liabilities
Accrued compensation	$52.7	$62.4
Income tax payable	30.6	32.0
Customer volume rebates	26.8	33.3
Environmental contingencies	22.5	1.3
Deferred revenue	15.8	14.3
Pension liabilities	15.3	15.0
Deferred tax liability	0.1	0.1
Other accrued liabilities	161.5	133.6
	$325.3	$292.0
Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs. Environmental contingencies and other accrued liabilities in the table above include certain amounts reclassified at emergence from liabilities subject to compromise.
9. Commitments and Contingent Liabilities
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
Estimated Investigation and Remediation Costs
At March 31, 2014, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $59.7 million, compared with $135.9 million at December 31, 2013. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and remediation costs. These amounts do not include environmental response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts. During the 2014 first quarter, claim payments of $75.7 million were made in connection with Grace's emergence from Chapter 11, including payments contemplated by the Multi-Site Agreement described below. Net cash paid against previously established reserves for the three months ended March 31, 2014 and 2013, were $1.8 million and $2.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingent Liabilities (Continued)

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
Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2014, and December 31, 2013, was $16.9 million and $60.4 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At March 31, 2014, and December 31, 2013, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $42.8 million and $75.5 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
Settlement of Environmental Claims in Chapter 11
EPA filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite-related claims and non-vermiculite-related claims. In June 2008, Grace entered into a settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace agreed to pay approximately $44 million, which was included in the liabilities described above as of December 31, 2013, to the U.S. Government and other parties in settlement of 35 of these outstanding claims, and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. The settlement amount under the Multi-Site Agreement was paid, with interest, following the Effective Date. Grace is implementing remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims have been resolved except for claims related to the Grace-owned Libby vermiculite mine and the surrounding area. EPA is engaged in a remedial investigation of these areas to determine an appropriate cleanup standard. Grace is cooperating with EPA in this investigation.
Purchase Commitments    Grace uses purchase commitments to ensure supply and to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, rare earths, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingent Liabilities (Continued)

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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At March 31, 2014, Grace had gross financial assurances issued and outstanding of $190.4 million, composed of $65.1 million of surety bonds issued by various insurance companies and $125.3 million of standby letters of credit and other financial assurances issued by various banks.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. Claims related to certain of the items discussed above were addressed as part of Grace's Chapter 11 proceedings. Accruals for such contingencies were included in "liabilities subject to compromise" in the accompanying December 31, 2013, Consolidated Balance Sheet.
10. Restructuring Expenses and Related Costs
In the first quarter of 2014, Grace incurred costs from restructuring actions as a result of changes in the business environment and business structure. Grace incurred $0.7 million ($0.6 million in Construction Products and $0.1 million in Materials Technologies) of restructuring expenses and related costs during the first quarter, compared with $0.8 million during the prior-year quarter. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2014.

Restructuring Expenses and Related Costs (In millions)	Three Months Ended March 31,
	2014	2013
Severance and other employee-related costs	$0.7	$0.6
Other related costs	—	0.2
Total restructuring expenses and related costs	$0.7	$0.8

Notes to Consolidated Financial Statements (Continued)

10. Restructuring Expenses and Related Costs (Continued)

Restructuring Liability (In millions)	Total
Balance, December 31, 2013	$4.4
Accruals for severance and other costs	0.4
Payments	(1.9)
Balance, March 31, 2014	$2.9
11. Other Expense, net
Components of other expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Asbestos and bankruptcy-related charges, net	$8.8	$—
Value of currency forward contracts—intercompany loans	4.6	(7.7)
Translation effects—intercompany loans	(4.5)	7.4
Provision for environmental remediation	1.2	1.0
Restructuring expenses and related costs	0.7	0.8
Net loss on sales of investments and disposals of assets	0.7	0.1
Interest income of non-Debtor subsidiaries	(0.5)	(0.2)
Other currency transaction effects	0.2	(0.1)
Currency transaction loss in Venezuela	—	8.5
Other miscellaneous income	(1.2)	(1.9)
Total other expense, net	$10.0	$7.9
12. Other Comprehensive Loss
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive loss for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.1	$—	$0.1
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.2)	—	(0.2)
Benefit plans, net	(0.1)	—	(0.1)
Currency translation adjustments	(2.1)	—	(2.1)
Gain from hedging activities	1.1	(0.4)	0.7
Gain on securities available for sale	0.1	—	0.1
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(1.0)	$(0.4)	$(1.4)

Notes to Consolidated Financial Statements (Continued)

12. Other Comprehensive Loss (Continued)

Three Months Ended March 31, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.1)	$0.1
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	0.3	(0.2)	0.1
Currency translation adjustments	(6.4)	—	(6.4)
Gain from hedging activities	0.6	(0.2)	0.4
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(5.5)	$(0.4)	$(5.9)
The following tables present the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Gain on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	—	(2.1)	1.2	—	0.1	(0.8)
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	(0.5)	—	—	(0.6)
Net current-period other comprehensive income (loss)	(0.1)	(2.1)	0.7	—	0.1	(1.4)
Ending balance	$6.5	$3.1	$0.2	$(0.8)	$0.2	$9.2

Three Months Ended March 31, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$2.0	$28.8	$(0.3)	$(0.8)	$29.7
Other comprehensive income (loss) before reclassifications	—	(6.4)	0.1	—	(6.3)
Amounts reclassified from accumulated other comprehensive income	0.1	—	0.3	—	0.4
Net current-period other comprehensive income (loss)	0.1	(6.4)	0.4	—	(5.9)
Ending balance	$2.1	$22.4	$0.1	$(0.8)	$23.8
Accumulated other comprehensive income related to the defined benefit pension and other postretirement plans at March 31, 2014, and December 31, 2013, respectively, represents the accumulation of net deferred actuarial gains of $6.1 million and $6.3 million as well as net prior service credits of $0.4 million and $0.3 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost.
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
See Note 5 for a discussion of hedging activities.

Notes to Consolidated Financial Statements (Continued)

13. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2014	2013
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$50.1	$59.1
Denominators
Weighted average common shares—basic calculation	77.0	75.7
Dilutive effect of employee stock options	1.1	1.5
Weighted average common shares—diluted calculation	78.1	77.2
Basic earnings per share	$0.65	$0.78
Diluted earnings per share	$0.64	$0.77
There were no anti-dilutive options outstanding for the three months ended March 31, 2014 and 2013. The effect of the warrant for 10 million shares issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
On February 4, 2014, Grace announced that the Grace Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. During the three months ended March 31, 2014, Grace repurchased 601,200 shares of Company common stock for $60.5 million pursuant to the terms of the share repurchase program.
14. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace manages its business through three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 15. Grace Materials Technologies includes packaging technologies and engineered materials, coatings and sealants used in consumer, industrial, and pharmaceutical applications. Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Intersegment sales are eliminated in consolidation. The table below presents information related to Grace's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its operating segment performance as defined benefit pension expense is not managed at an operating segment level.
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related costs, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines, and certain other investments and gains and losses on sales of businesses, product lines, and certain other investments. In the 2013 first quarter, Grace also adjusted for the currency transaction loss incurred on its Venezuelan cash balances of $6.9 million before taxes.

Notes to Consolidated Financial Statements (Continued)

14. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2014	2013
Net Sales
Catalysts Technologies	$284.5	$266.5
Materials Technologies	219.8	214.9
Construction Products	240.2	228.5
Total	$744.5	$709.9
Adjusted EBIT
Catalysts Technologies segment operating income	$71.2	$77.2
Materials Technologies segment operating income	45.5	44.3
Construction Products segment operating income	25.4	22.8
Corporate costs	(22.5)	(20.8)
Certain pension costs	(8.3)	(6.7)
Total	$111.3	$116.8
Corporate costs include corporate support function costs and other corporate costs such as professional fees, insurance premiums, and non-asbestos environmental remediation.
Grace Adjusted EBIT for the three months ended March 31, 2014 and 2013, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended March 31,
(In millions)	2014	2013
Grace Adjusted EBIT	$111.3	$116.8
Costs related to Chapter 11	(6.3)	(3.8)
Asbestos-related costs	(1.5)	(2.1)
Asbestos and bankruptcy-related charges, net	(8.8)	—
Pension MTM adjustment and other related costs, net	4.8	(2.5)
Restructuring expenses and related costs	(0.7)	(0.8)
Interest expense and related financing costs	(11.2)	(10.5)
Interest accretion on deferred payment obligations	(8.2)	—
Currency transaction loss on cash in Venezuela	—	(6.9)
Interest income of non-Debtor subsidiaries	0.5	0.2
Net income attributable to noncontrolling interests	0.2	0.3
Income before income taxes	$80.1	$90.7

Notes to Consolidated Financial Statements (Continued)

14. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended March 31,
(In millions)	2014	2013
Net Sales
United States	$222.2	$211.1
Canada and Puerto Rico	16.6	15.6
Total North America	238.8	226.7
Europe Middle East Africa	269.7	254.4
Asia Pacific	155.0	150.6
Latin America	81.0	78.2
Total	$744.5	$709.9
15. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $99.7 million and $96.2 million as of March 31, 2014, and December 31, 2013, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $3.7 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively.
Grace and ART transact business on a regular basis and maintain several agreements in order to support the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended March 31,
(In millions)	2014	2013
Grace sales of catalysts to ART	$65.5	$52.9
Charges for fixed costs, research and development and selling, general and administrative services to ART	7.5	8.4
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 27, 2015. No amounts were outstanding at March 31, 2014, and December 31, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2014, as the "first quarter" and the quarter ended March 31, 2013, as the "prior-year quarter." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales increased 4.9% to $744.5 million.

•	Adjusted EBIT decreased 4.7% to $111.3 million.

•	Grace net income decreased 15.2% to $50.1 million or $0.64 per diluted share. Adjusted EPS decreased 15.4% to $0.77 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 27.3% on a trailing four quarters basis compared with 27.4% for the 2013 fourth quarter.
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

•	Gas-phase polypropylene process technology, which provides our licensees with a reliable capability to manufacture polypropylene products for a broad array of end-use applications.
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

•
Pharmaceutical, life science and related applications including silica-based separation media, excipients and pharmaceutical intermediates; complementary purification products, chromatography consumables, and instruments; and CO2 absorbents used in anesthesiology and mine safety applications; and

•
Packaging materials, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents; coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds; and scavenging technologies designed to reduce off-taste and extend the shelf-life of packaged products.

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

Global Scope
We operate our business on a global scale with approximately 71% of our annual 2013 sales and 70% of our three months sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and related costs, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines and certain other investments and gains and losses on sales of businesses, product lines and certain other investments. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.

We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to Chapter 11, asbestos-related costs, restructuring expenses and related costs, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines and certain other investments, gains and losses on sales of businesses, product lines and certain other investments, and certain discrete tax items. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $0.09 per share.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2014	2013	% Change
Net sales:
Catalysts Technologies	$284.5	$266.5	6.8%
Materials Technologies	219.8	214.9	2.3%
Construction Products	240.2	228.5	5.1%
Total Grace net sales	$744.5	$709.9	4.9%
Net sales by region:
North America	$238.8	$226.7	5.3%
Europe Middle East Africa	269.7	254.4	6.0%
Asia Pacific	155.0	150.6	2.9%
Latin America	81.0	78.2	3.6%
Total net sales by region	$744.5	$709.9	4.9%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$71.2	$77.2	(7.8)%
Materials Technologies segment operating income	45.5	44.3	2.7%
Construction Products segment operating income	25.4	22.8	11.4%
Corporate costs	(22.5)	(20.8)	(8.2)%
Certain pension costs(B)	(8.3)	(6.7)	(23.9)%
Adjusted EBIT	111.3	116.8	(4.7)%
Costs related to Chapter 11	(6.3)	(3.8)	(65.8)%
Asbestos-related costs	(1.5)	(2.1)	28.6%
Asbestos and bankruptcy-related charges, net	(8.8)	—	NM
Pension MTM adjustment and other related costs, net	4.8	(2.5)	NM
Restructuring expenses and related costs	(0.7)	(0.8)	12.5%
Interest expense and related financing costs	(11.2)	(10.5)	(6.7)%
Interest accretion on deferred payment obligations	(8.2)	—	NM
Currency transaction loss on cash in Venezuela	—	(6.9)	NM
Interest income of non-Debtor subsidiaries	0.5	0.2	150.0%
Provision for income taxes	(29.8)	(31.3)	4.8%
Net income attributable to W. R. Grace & Co. shareholders	$50.1	$59.1	(15.2)%
Diluted EPS (GAAP)	$0.64	$0.77	(16.9)%
Adjusted EPS (non-GAAP)	$0.77	$0.91	(15.4)%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2014	2013	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	39.0%	40.3%	(1.3) pts
Materials Technologies	34.9%	35.1%	(0.2) pts
Construction Products	34.4%	35.5%	(1.1) pts
Segment Gross Margin	36.3%	37.2%	(0.9) pts
Certain pension costs in cost of goods sold	(0.1)%	(0.7)%	0.6 pts
Total Grace	36.2%	36.5%	(0.3) pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$71.2	$77.2	(7.8)%
Materials Technologies	45.5	44.3	2.7%
Construction Products	25.4	22.8	11.4%
Corporate	(30.8)	(27.5)	(12.0)%
Total Grace	111.3	116.8	(4.7)%
Depreciation and amortization:
Catalysts Technologies	$16.6	$13.5	23.0%
Materials Technologies	8.0	8.0	—%
Construction Products	7.6	8.2	(7.3)%
Corporate	1.8	1.4	28.6%
Total Grace	34.0	31.1	9.3%
Adjusted EBITDA:
Catalysts Technologies	$87.8	$90.7	(3.2)%
Materials Technologies	53.5	52.3	2.3%
Construction Products	33.0	31.0	6.5%
Corporate	(29.0)	(26.1)	(11.1)%
Total Grace	145.3	147.9	(1.8)%
Operating margin:
Catalysts Technologies	25.0%	29.0%	(4.0) pts
Materials Technologies	20.7%	20.6%	0.1 pts
Construction Products	10.6%	10.0%	0.6 pts
Total Grace	14.9%	16.5%	(1.6) pts
Adjusted EBITDA margin:
Catalysts Technologies	30.9%	34.0%	(3.1) pts
Materials Technologies	24.3%	24.3%	0.0 pts
Construction Products	13.7%	13.6%	0.1 pts
Total Grace	19.5%	20.8%	(1.3) pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2014	December 31, 2013
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$545.3	$550.8
Invested Capital:
Trade accounts receivable	504.7	481.8
Inventories	324.8	295.3
Accounts payable	(305.4)	(262.5)
	524.1	514.6
Other current assets (excluding income taxes and capitalized financing fees)	89.3	81.2
Properties and equipment, net	832.7	829.9
Goodwill	455.7	457.5
Technology and other intangible assets, net	310.1	315.5
Investment in unconsolidated affiliate	99.7	96.2
Other assets (excluding capitalized financing fees)	43.3	40.0
Other current liabilities (excluding income taxes, Chapter 11, and restructuring)	(263.1)	(248.6)
Other liabilities (excluding other post-employment benefits and environmental remediation related to asbestos and divested businesses)	(93.6)	(77.7)
Total invested capital	$1,998.2	$2,008.6
Adjusted EBIT Return On Invested Capital	27.3%	27.4%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months ended March 31, 2014 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	9.7%	(3.9)%	1.0%	6.8%
Materials Technologies	2.4%	1.1%	(1.2)%	2.3%
Construction Products	8.0%	1.7%	(4.6)%	5.1%
Net sales	7.0%	(0.6)%	(1.5)%	4.9%
By Region:
North America	6.8%	(1.3)%	(0.2)%	5.3%
Europe Middle East Africa	5.0%	(0.9)%	1.9%	6.0%
Asia Pacific	9.1%	(2.6)%	(3.6)%	2.9%
Latin America	9.2%	6.5%	(12.1)%	3.6%
Sales for the first quarter increased 4.9% overall compared with the prior-year quarter. The sales increase was due to higher sales volumes (+7.0%), partially offset by unfavorable currency translation (-1.5%) and lower pricing (-0.6%). Base pricing increased 0.4% compared with the prior-year quarter, but was more than offset by lower rare earth surcharges.
Gross margin was 36.2% for the first quarter compared with 36.5% for the prior-year quarter. The decrease in gross margin was primarily due to higher operating costs resulting from the impact of extreme cold weather on our large manufacturing facility at Curtis Bay, Maryland.

Adjusted EBIT
Adjusted EBIT was $111.3 million for the first quarter, a decrease of 4.7% compared with the prior-year quarter. The decrease was primarily due to lower segment operating income from Catalysts Technologies, partially offset by higher segment operating income from Materials Technologies and Construction Products. Extreme weather conditions in North America lowered earnings by approximately $9 million during the first quarter due to higher operating costs, primarily at our Curtis Bay, Maryland, facility, and lost Construction Products sales.
Grace Net Income
Grace net income was $50.1 million for the first quarter, a decrease of 15.2% compared with $59.1 million for the prior-year quarter. The decrease was primarily due to lower segment operating income, asbestos and bankruptcy-related charges, and non-cash interest accretion on deferred payment obligations.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2014				2013
(In millions, except per share amounts)	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share	Pre- Tax	Tax at Actual Rate	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.64				$0.77
Costs related to Chapter 11	$6.3	$2.2	$4.1	0.05	$3.8	$0.8	$3.0	0.04
Asbestos-related costs	1.5	0.6	0.9	0.01	2.1	0.7	1.4	0.02
Asbestos and bankruptcy related charges, net	8.8	3.3	5.5	0.07	—	—	—	—
Pension MTM adjustment and other related costs, net	(4.8)	(1.8)	(3.0)	(0.04)	2.5	0.9	1.6	0.02
Restructuring expenses and related costs	0.7	0.2	0.5	0.01	0.8	0.2	0.6	0.01
Currency transaction loss on cash in Venezuela	—	—	—	—	6.9	—	6.9	0.09
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(2.0)	2.0	0.03		2.8	(2.8)	(0.04)
Adjusted EPS (non-GAAP)				$0.77				$0.91
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter was 27.3% on a trailing four quarters basis compared with 27.4% for the 2013 fourth quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Catalysts Technologies
Sales were $284.5 million for the first quarter, an increase of 6.8% compared with the prior-year quarter. The increase was due to higher sales volumes (+9.7%) and favorable currency translation (+1.0%), partially offset by lower pricing (-3.9%). The December polypropylene acquisition contributed approximately $28 million to first quarter sales compared with the prior-year quarter. Excluding the acquisition, volumes were down primarily due to the scheduled conclusion of a multi-year toll manufacturing contract for a polyolefin catalyst customer in the 2013 second quarter. Lower prices in refinery catalysts primarily reflected the elimination of the rare earth surcharge in 2013.
Sales of refinery catalysts, which represented approximately 70% of segment sales, declined 2.7% compared with the prior-year quarter due to lower prices reflecting the elimination of the rare earth surcharge, partially offset by higher sales volumes and favorable currency translation. Sales of specialty catalysts, licensing and supports increased 36.9% largely due to the polypropylene acquisition. Excluding the acquisition, lower sales volumes offset improved pricing and favorable currency translation. The decrease in base sales volumes was primarily due to the conclusion of the toll manufacturing contract referenced above.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $110.9 million for the first quarter, an increase of 3.4% compared with the prior-year quarter. Segment gross margin was 39.0% compared with 40.3% for the prior-year quarter. The decrease in gross margin was primarily due to lower pricing and the increased plant operating expenses related to the extreme cold weather in the U.S.
Segment operating income was $71.2 million for the first quarter, a decrease of 7.8% compared with the prior-year quarter. Segment operating margin for the first quarter decreased to 25.0%, a decline of 400 basis points compared with the prior-year quarter, primarily due to lower gross margin, lower ART joint venture earnings and higher depreciation and amortization from the polypropylene acquisition.
We expect 2014 second quarter segment operating income to increase compared with the first quarter, but to decrease compared with the prior-year quarter due to weaker European catalyst demand and lower ART earnings.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $219.8 million for the first quarter, an increase of 2.3% compared with the prior-year quarter. The increase was due to higher sales volumes (+2.4%) and improved pricing (+1.1%), partially offset by unfavorable currency translation (-1.2%). Sales in advanced economies increased 5.1% compared with the prior-year quarter, led by growth in Western Europe and North America. Sales in emerging regions declined 1.7% due to the impact of unfavorable currency translation.
Sales of engineered materials increased 6.9% due to higher sales volumes, improved pricing and favorable currency translation. Sales in advanced regions increased 9.5% led by growth of 12.1% in Western Europe. Sales of engineered materials in emerging regions increased 1.5% as higher sales in China and India offset weakness in Eastern Europe and Latin America. Sales of packaging technologies declined 3.5% due to unfavorable currency translation and lower sales volumes which more than offset improved pricing.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $76.7 million for the first quarter, an increase of 1.7% compared with the prior-year quarter. Segment gross margin was 34.9% compared with 35.1% for the prior-year quarter. The decrease in gross margin was primarily due to unfavorable currency translation and increased plant operating expenses related to the extreme cold weather in the U.S., partially offset by improved pricing.
Segment operating income was $45.5 million for the first quarter, an increase of 2.7% compared with the prior-year quarter. Segment operating margin for the first quarter increased to 20.7%, an improvement of 10 basis points compared with the prior-year quarter.
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the first quarter compared with the prior-year quarter.
Net Sales—Grace Construction Products
Sales were $240.2 million for the first quarter, an increase of 5.1% compared with the prior-year quarter. The increase was due to higher sales volumes (+8.0%) and improved pricing (+1.7%), partially offset by unfavorable currency translation (-4.6%). Sales of specialty construction chemicals increased 4.9% compared with the prior-year quarter led by 13.4% growth in Western Europe and 8.9% growth in emerging regions that offset a 3.2% sales decline in North America. The growth in Western Europe partly was attributable to favorable weather while the North American decline primarily was due to extreme cold weather, which delayed orders. Sales of specialty building materials increased 5.4% compared with the prior-year quarter. Sales in Western Europe increased 17.1%, while North American and emerging region sales declined 4.0% and 3.6%, respectively. European sales benefited from the favorable mild weather, while North American weather adversely impacted sales. The decline in emerging regions was primarily due to timing of construction projects in the Middle East.
Segment Operating Income (SOI) and Margin—Grace Construction Products
Gross profit was $82.7 million for the first quarter, an increase of 2.0% compared with the prior-year quarter. Segment gross margin was 34.4% compared with 35.5% for the prior-year quarter. The decrease was primarily due to higher raw material costs, higher operating costs associated with our on-truck construction chemical process control technology, a change in classification of certain field support costs, and unfavorable currency translation, partially offset by improved pricing.
Segment operating income was $25.4 million for the first quarter, an increase of 11.4% compared with the prior-year quarter. Segment operating margin for the first quarter increased to 10.6%, an improvement of 60 basis points compared with the prior-year quarter.
Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as professional fees, insurance premiums, and non-asbestos environmental remediation. Corporate costs for the first quarter increased $1.7 million compared with the prior-year quarter.

Defined Benefit Pension Expense
Certain pension costs for the first quarter were $8.3 million compared with $6.7 million for the prior-year quarter. The increase was primarily due to higher interest costs.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

	Three Months Ended March 31,
(In millions)	2014	2013
Chapter 11 expenses, net of interest income	$6.1	$4.8
D&O insurance costs related to Chapter 11	—	0.1
Translation effects—intercompany loans (A)	(4.5)	7.4
Value of currency forward contracts—intercompany loans (A)	4.6	(7.7)
Certain other currency translation costs, net (A)	0.1	(0.8)
Costs related to Chapter 11	$6.3	$3.8
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

The increase in costs related to Chapter 11 was primarily due to a higher level of activity related to our emergence from bankruptcy. We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.
Interest and Financing Expenses
Interest and financing expenses were $11.2 million for the first quarter, an increase of 6.7% compared with the prior-year quarter, primarily due to interest expense and amortization of financing costs associated with our emergence financing, partially offset by the elimination of interest accruals on certain liabilities subject to compromise following our emergence from bankruptcy. Non-cash interest accretion on deferred payment obligations was $8.2 million for the first quarter.
Income Taxes
The income tax provision at the U.S. Federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $28.0 million and $31.7 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $29.8 million and $31.3 million, respectively, are adjustments primarily related to changes in tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign and U.S. state and local jurisdictions and other discrete adjustments.
We generally have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. At emergence from bankruptcy, we generated approximately $670 million in U.S. Federal NOLs, which were previously recorded as deferred tax assets for temporary differences, that will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, we expect to receive a U.S. Federal income tax deduction of $490 million upon settlement of the warrant held by one of the asbestos trusts and $1,580 million upon payment of deferred payment obligations. We expect to carryforward most of our NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. We believe that we will generate sufficient domestic taxable income to use all available future tax deductions prior to expiration.

We generally do pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds and settlements, were $16.1 million for the first quarter, or approximately 20% of income before income taxes.
See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2014, together with a description of our emergence financing and post-emergence liquidity. For additional information regarding our Chapter 11 cases and asbestos-related litigation, see Note 2 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 9 to the Consolidated Financial Statements.
Emergence from Chapter 11
On February 3, 2014, we emerged from Chapter 11. We paid approximately $1,900 million in claims and other costs. We funded these payments through a combination of approximately $1,360 million in cash on hand and $900 million in exit financing. Total liquidity under the exit financing consists of:

(a)	a $700 million term loan due in 2021, with interest at LIBOR +225 bps with a 75 bps floor;

(b)	a €150 million term loan due in 2021 with interest at EURIBOR +250 bps with a 75 bps floor;

(c)	a $400 million revolving credit facility due in 2019, with interest at LIBOR +175 bps; and

(d)	a $250 million delayed draw term loan facility available for 12 months, with amounts drawn due in 2021, with interest at LIBOR +225 bps with a 75 bps floor.
Approximately $100 million of the revolving credit facility will be used to replace the cash-collateralized letter of credit facility in effect during the bankruptcy. At emergence, we entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of the term loan at 4.643%.
The emergence financing amount includes financing for the acquisition of the UNIPOL® polypropylene process licensing and related catalyst business in December 2013 and the settlement of the default interest claim on our pre-petition bank debt of $129 million.
The revolving credit facility and delayed draw term loan facility, together with cash we expect to generate during 2014, provide the liquidity required to cash settle the warrant issued to the PI Trust, currently expected to cost $490 million, and to settle shares repurchased pursuant to the $500 million share repurchase program authorized by our Board of Directors following emergence. During the first quarter, we repurchased 601,200 shares of Company common stock for $60.5 million pursuant to the terms of the share repurchase program.
We believe that these credit facilities, together with cash we expect to generate during 2014 and thereafter, are sufficient to finance our operations and support our business strategy.
Cash Resources and Available Credit Facilities
At March 31, 2014, we had available liquidity of $1,015.9 million, consisting of $422.9 million in cash and cash equivalents ($55.4 million in the U.S.), $292.1 million available under the revolving credit facility, $250.0 million available on the delayed draw term loan, and $50.9 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
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

The following table summarizes our non-U.S. credit facilities as of March 31, 2014:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$68.8	$2.1	12/31/2014
Other countries	120.6	48.8	Various through 2015
Total	$189.4	$50.9
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2014	2013
Net cash (used for) provided by operating activities	$(1,253.3)	$50.1
Net cash provided by (used for) investing activities	352.7	(42.3)
Net cash provided by (used for) financing activities	360.8	(10.6)
Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	(14.3)
Decrease in cash and cash equivalents	(541.9)	(17.1)
Cash and cash equivalents, beginning of period	964.8	1,336.9
Cash and cash equivalents, end of period	$422.9	$1,319.8
Net cash used for operating activities for the first quarter was $1,253.3 million, compared with net cash provided by operating activities of $50.1 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to the payment of $1,308.4 million to resolve liabilities subject to Chapter 11.
Net cash provided by investing activities for the first quarter was $352.7 million, compared with net cash used for investing activities of $42.3 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to a transfer of restricted cash and cash equivalents to cash as a result of the company's emergence from Chapter 11.
Net cash provided by financing activities for the first quarter was $360.8 million, compared with net cash used for financing activities of $10.6 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to an increase in net borrowings under credit arrangements partially offset by the repurchase of 601,200 shares as part of the share repurchase program.
Included in net cash (used for) provided by operating activities are Chapter 11 emergence payments of $1,340.6 million for the first quarter, accelerated defined benefit pension plan contributions of $50.0 million for the prior-year quarter, and Chapter 11 expenses paid of $15.5 million and $3.2 million and expenditures for asbestos-related environmental remediation of $1.8 million and $1.4 million for the first quarter and prior-year quarter, respectively. These cash flows totaled $1,357.9 million and $54.6 million for the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.

Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2014, was $1,070.5 million. All pre-petition debt, including interest thereon, was paid upon emergence from bankruptcy.
Set forth below are our contractual obligations as of March 31, 2014:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt	$1,070.5	$149.0	$31.2	$25.9	$864.4
Operating commitments(1)	39.3	9.1	16.1	8.6	5.5
Operating leases	79.2	17.1	30.7	12.7	18.7
Capital leases	1.5	0.7	0.8	—	—
Pension funding requirements per ERISA(2)	17.7	—	5.2	12.5	—
Pension funding requirements for non-U.S. pension plans(3)	70.7	13.4	27.6	29.7	—
Total Contractual Obligations	$1,278.9	$189.3	$111.6	$89.4	$888.6
_______________________________________________________________________________

(1)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs.

(2)
Based on the U.S. qualified pension plans' status as of December 31, 2013, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been included.

(3)	Based on the non-U.S. pension plans' status as of December 31, 2013, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
See Note 9 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 7 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2014	2013
U.S. advance-funded plans	$—	$50.0
U.S. pay-as-you-go plans(1)	1.7	1.4
Non-U.S. advance-funded plans	4.8	0.3
Non-U.S. pay-as-you-go plans	2.3	2.2
Total Cash Contributions	$8.8	$53.9
_______________________________________________________________________________

(1)	Excludes benefit payments of approximately $27 million which were paid from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $7.1 million to these plans during the first quarter compared with $2.5 million during the prior-year quarter.

Postretirement Benefits Other Than Pensions
We provide certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the first quarter was $1.1 million compared with $1.2 million for the prior-year quarter. We received Medicare subsidy payments of $0.3 million during the first quarter and the prior-year quarter. Our recorded liability for postretirement benefits of $57.0 million at March 31, 2014, is stated at net present value discounted at 4.26%.
Other Contingencies
See Note 9 to the Consolidated Financial Statements for a discussion of our other contingent matters.
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
Highly Inflationary Economy
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. The exchange rate of 4.3 was used to remeasure our financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy.
On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to the U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, we incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million was included in Adjusted EBIT.
On March 18, 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1, which stands for Sistema Complimentario de Administración de Divisas). The SICAD1 operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In December 2013, the regulation that created the SICAD1 mechanism was amended to require the Central Bank of Venezuela to include on its website the weekly average exchange rate implied by transactions settled via the SICAD1 auction mechanism. The SICAD1 has not changed or eliminated the official exchange rate of the bolivar to the U.S. dollar.
In February 2014, the Venezuelan government announced plans to launch another foreign exchange mechanism, known as the SICAD2. This exchange mechanism became operational on March 24, 2014. The SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA and private companies. The use of this foreign exchange mechanism is not expected to be accessible to all industry sectors and its use is not expected to be restricted as to purpose. The SICAD2 has not changed or eliminated the official exchange rate of the bolivar to the U.S. dollar.
The exchange rates published by the Central Bank of Venezuela at March 31, 2014, for the three legal exchange mechanisms administered by the Venezuelan government were as follows:

(a)	CENCOEX (successor of CADIVI): 6.3 bolivars to U.S. dollars (fixed, official rate);

(b)	SICAD1: 10.7 bolivars to U.S. dollars (variable);

(c)	SICAD2: 49.8 bolivars to U.S. dollars (variable).
As of March 31, 2014, we have not exchanged bolivars for U.S. dollars through either the SICAD1 or the SICAD2. Based on current market conditions and the needs of the business, we expect to purchase materials through one or more of these alternative exchange mechanisms in the future on a limited basis to support our operations in Venezuela.
Materials Technologies and Construction Products have operated in Venezuela for decades with sales in that country of approximately 2 percent of each segment’s respective sales in 2013. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions. Over the last few months, it has become increasingly difficult for us and our customers to operate normally in the country as currency and import controls have impacted our ability to import necessary raw materials for production. If we or our customers are unable to resume normal operations, we may experience further reductions to our sales and earnings.
There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. We continue to use the official exchange rate of 6.3 bolivars to U.S. dollars for remeasurement purposes. As of March 31, 2014, our bolivar-denominated net monetary asset position was $38.2 million, and bolivar-denominated sales represented approximately 1% of total sales for the first quarter.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: the cost and availability of raw materials (including rare earths) and energy, developments affecting our underfunded and unfunded pension obligations, risks related to foreign operations, especially in emerging regions, acquisitions and divestitures of assets and gains and losses from dispositions or impairments, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation, developments with respect to unresolved pre-petition claims, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2013, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Interest Rate Risk
As of March 31, 2014, approximately $954 million of our borrowings were at variable interest rates and expose us to interest rate risk, none of which were outstanding as of December 31, 2013. As a result, we have been and will continue to be subject to the variations in interest rates in respect of our floating-rate debt. A 100 basis point increase in the interest rates payable on our variable rate debt outstanding as of March 31, 2014, would increase our annual interest expense by approximately $10 million. While we have and may continue to enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
See Note 4 for a discussion of our debt.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2014, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Notes 2 and 9 to the interim Consolidated Financial Statements in Part 1 of this Report are incorporated herein by reference.
In September 2000, Grace was named in a purported class action suit filed in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius Medical Care Holdings, Inc. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. After Abner, and prior to the Chapter 11 filing, two other similar class actions were filed. These lawsuits had been stayed as a result of Grace's Chapter 11 filing. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air and Fresenius on behalf of Grace's bankruptcy estate. In November 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with these committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. On the Effective Date, under the terms of the Joint Plan and the Fresenius settlement and the Sealed Air settlement, Fresenius and Cryovac, Inc., a wholly-owned subsidiary of Sealed Air, made payments to the asbestos trusts as described in this Report in Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements which description is incorporated herein by reference. Under the terms of the Joint Plan and the settlement agreements, the class action lawsuits have been dismissed with prejudice.
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Equity Securities
On November 7, 2013, the Compensation Committee of the Grace Board of Directors authorized an option to purchase shares of Grace common stock and performance-based units ("PBUs") to be granted to a candidate for an executive officer position as of the date of hire of such candidate. Each of the option and the PBU have a grant date fair value of approximately $200,000 and were granted pursuant to the 2014 Grace Stock Incentive Plan on February 10, 2014. The option expires on February 10, 2019, and is exercisable in three substantially equal annual installments beginning on February 10, 2015. The option is a right to purchase 8,310 shares of Grace common stock and has an exercise price of $96.27, calculated based on the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on the grant date. The PBU target share amount is 2,077 shares. The amount of the payout under the PBU is based upon the individual’s PBU target share amount, the growth in Grace's LTIP Adjusted EBIT over the three-year performance period (2013-3015) and the value of Grace common stock on the payout date as more fully described in the Grace 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2014, under Item 11 Executive Compensation. The number of shares of Grace common stock covered by the option and the PBU target share amount were computed as of the grant date in accordance with FASB ASC Topic 718, "Compensation-Stock Compensation" based on the $96.27 NYSE price described above.

Grace has relied on Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), to exempt from the registration requirements of the Securities Act the issuance of the option and the PBU.
PI Warrant Settlement
As of February 3, 2014, the effective date of the Grace Joint Plan of Reorganization, Grace entered into a warrant agreement (the "Warrant Agreement") by and among Grace, the WRG Personal Injury Trust (the "PI Trust") and Computershare Limited. Under the Warrant Agreement, as of February 3, 2014, Grace issued to the PI Trust warrants (the "PI Warrant") to acquire 10 million shares of Grace common stock at an exercise price of $17.00 per share, expiring February 3, 2015. The number of shares of Grace common stock for which the PI Warrant is exercisable and the exercise price therefor are subject to customary anti-dilution adjustments in the event of certain actions by Grace.
Grace has entered into an implementation letter (the "Warrant Settlement") with interested parties to settle the PI Warrant in cash during the one-year period prior to February 3, 2015. Under the terms of the Warrant Settlement, Grace will repurchase the PI Warrant for a price equal to the average of the daily closing prices of Grace common stock during the period commencing February 4, 2014, and ending on the day prior to the date the PI Trust elects to sell the PI Warrant back to Grace, multiplied by 10 million (the number of shares issuable under the PI Warrant), less $170 million (the aggregate exercise price of the PI Warrant), provided that if the average of the daily closing prices is less than $54.50 per share, then the repurchase price would be $375 million, and if the average of the daily closing prices exceeds $66.00 per share, then the repurchase price would be $490 million. The Warrant Settlement is terminable by the PI Trust in the event a tender offer, or other proposed transaction that would result in a change in control of Grace, is announced prior to February 3, 2015. In such event, the PI Warrant would be settled in shares of Grace common stock.
The foregoing summary description of the Warrant Agreement and the Warrant Settlement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed as exhibits to this Report and which are incorporated herein by reference.
Share Repurchase Program
On February 4, 2014, Grace announced that the Grace Board of Directors authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace’s shares and general market and economic conditions. Repurchased shares will be held in treasury. There is no guarantee as to the number of shares that will be repurchased and the share repurchase program may be extended, suspended or discontinued at any time without notice.
The following table presents information regarding the repurchase of Grace common stock by Grace or any "affiliated purchaser" of Grace during the three months ended March 31, 2014:

	Total number of shares purchased (#)		Average price paid per share ($/share)		Total number of shares purchased as part of publicly announced plans or programs (#)		Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2014 - 1/31/2014	—		—		—		—
2/1/2014 - 2/28/2014	268,200	*	98.95	*	268,200	*	473.5	*
3/1/2014 - 3/31/2014	399,000		101.55		399,000		432.9

*	Excludes 10 million shares of Grace common stock covered by the PI Warrant that may be settled in cash pursuant to the Warrant Settlement.

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
Exhibit 4.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.2	Deferred Payment Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PI Trust.	Exhibit 4.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.3	Guarantee Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953

Exhibit No.	Description of Exhibit	Location
4.4	Deferred Payment Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.04 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.5	Guarantee Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.05 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.6	Deferred Payment Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.06 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.7	Guarantee Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.07 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.8	Share Issuance Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PD Trust and the WRG Asbestos PI Trust.	Exhibit 4.08 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.9	Warrant Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PI Trust and Computershare.	Exhibit 4.09 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.10
[Warrant] Implementation Letter dated as of October 25, 2012 by and between W. R. Grace & Co., the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative and the Official Committee of Equity Security Holders.
Exhibit 4.10 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.11	[Warrant] Registration Rights Agreement dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.11 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
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
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.3	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.4	Form of Restricted Stock Agreement.	Filed herewith
10.15	Annual Incentive Compensation Program.	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 5/8/2014	By:	/s/ ALFRED E. FESTA
Alfred E. Festa (Chairman and Chief Executive Officer)

Date: 5/8/2014	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 5/8/2014	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
2.1	Joint Plan of Reorganization of W. R. Grace & Co. and its Debtor Subsidiaries.	Exhibit 2.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.2	Order Confirming Joint Plan of Reorganization.	Exhibit 2.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
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
Exhibit 4.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.2	Deferred Payment Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PI Trust.	Exhibit 4.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.3	Guarantee Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.4	Deferred Payment Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.04 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.5	Guarantee Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.05 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.6	Deferred Payment Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.06 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.7	Guarantee Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.07 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.8	Share Issuance Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PD Trust and the WRG Asbestos PI Trust.	Exhibit 4.08 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.9	Warrant Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PI Trust and Computershare.	Exhibit 4.09 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.10
[Warrant] Implementation Letter dated as of October 25, 2012 by and between W. R. Grace & Co., the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative and the Official Committee of Equity Security Holders.
Exhibit 4.10 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.11	[Warrant] Registration Rights Agreement dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.11 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.1
WRG Asbestos PI Trust Agreement dated as of February 3, 2014 by and between W. R. Grace & Co., the Asbestos PI Future Claimants’ Representative, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Trustees, the Wilmington Trust Company, and the members of the Trust Advisory Committee.
Exhibit 10.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953

Exhibit No.	Description of Exhibit	Location
10.2
WRG Asbestos Property Damage Settlement Trust Agreement dated as of February 3, 2014 by and between W. R. Grace & Co., the Asbestos PD Future Claimants’ Representative, the Official Committee of Asbestos Property Damage Claimants, the Asbestos PD Trustees, Wilmington Trust Company, and the members of the Zonolite Attic Insulation Trust Advisory Committee.
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.3	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.4	Form of Restricted Stock Agreement.	Filed herewith
10.15	Annual Incentive Compensation Program.	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith