Form 10-Q
period 2014-06-30
W R GRACE & CO
filed 2014-08-07
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.01 par value per share	74,829,105 shares

_______________________________________________________________________________
Unless the context otherwise indicates, in this Report the terms "Grace," "we," "us," "our" or "the Company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo and, except as otherwise indicated, the other product names used in the text of this Report are trademarks, service marks, and/or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries. UNIPOL® is a trademark of The Dow Chemical Company or an affiliated company of Dow. W. R. Grace & Co.-Conn., a subsidiary of the Company, and/or its affiliates are licensed to use the UNIPOL® trademark in the area of polypropylene.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W.R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of June 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the consolidated statements of cash flows and equity for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
August 7, 2014

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net sales	$838.0	$802.8	$1,582.5	$1,512.7
Cost of goods sold	517.1	501.9	992.4	952.8
Gross profit	320.9	300.9	590.1	559.9
Selling, general and administrative expenses	144.0	142.1	280.8	275.4
Research and development expenses	20.3	16.6	40.8	33.5
Interest expense and related financing costs	11.1	10.9	22.3	21.4
Interest accretion on deferred payment obligations	13.6	—	21.8	—
Gain on termination of postretirement plans	(7.9)	—	(7.9)	—
Chapter 11 expenses, net of interest income	3.0	3.3	9.1	8.1
Equity in earnings of unconsolidated affiliate	(3.1)	(9.2)	(6.8)	(14.3)
Other expense, net	10.9	3.9	20.9	11.8
Total costs and expenses	191.9	167.6	381.0	335.9
Income before income taxes	129.0	133.3	209.1	224.0
Benefit from (provision for) income taxes	7.7	(42.5)	(22.1)	(73.8)
Net income	136.7	90.8	187.0	150.2
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.7)	(0.8)
Net income attributable to W. R. Grace & Co. shareholders	$136.2	$90.3	$186.3	$149.4
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.79	$1.18	$2.44	$1.97
Weighted average number of basic shares	75.9	76.3	76.5	76.0
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.77	$1.16	$2.40	$1.93
Weighted average number of diluted shares	76.8	77.6	77.5	77.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net income	$136.7	$90.8	$187.0	$150.2
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	21.9	3.1	21.8	3.2
Currency translation adjustments	7.3	(16.9)	5.2	(23.3)
Loss from hedging activities, net of income taxes	(2.4)	(0.8)	(1.7)	(0.4)
Loss on securities available for sale, net of income taxes	(0.6)	—	(0.5)	—
Total other comprehensive income (loss) attributable to noncontrolling interests	—	(0.4)	0.1	(0.2)
Total other comprehensive income (loss)	26.2	(15.0)	24.9	(20.7)
Comprehensive income	162.9	75.8	211.9	129.5
Less: comprehensive income attributable to noncontrolling interests	(0.5)	(0.1)	(0.8)	(0.6)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$162.4	$75.7	$211.1	$128.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
OPERATING ACTIVITIES
Net income	$187.0	$150.2
Reconciliation to net cash (used for) provided by operating activities:
Depreciation and amortization	68.0	61.8
Equity in earnings of unconsolidated affiliate	(6.8)	(14.3)
Dividends received from unconsolidated affiliate	11.2	2.8
Chapter 11 expenses, net of interest income	9.1	8.1
Chapter 11 expenses paid	(20.7)	(7.1)
Asbestos and bankruptcy related charges, net	6.4	—
Cash paid to resolve liabilities subject to Chapter 11	(1,315.8)	—
Provision for income taxes	22.1	73.8
Income taxes paid, net of refunds	(16.4)	(26.9)
Interest accretion on deferred payment obligations	21.8	—
Interest accrued on credit arrangements	4.2	—
Interest accrued on pre-petition liabilities subject to compromise	3.4	18.4
Defined benefit pension expense	11.5	16.1
Payments under defined benefit pension arrangements	(89.1)	(58.0)
Expenditures for environmental remediation	(7.0)	(6.3)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(57.4)	(3.3)
Inventories	(39.8)	(37.0)
Accounts payable	20.3	37.1
All other items, net	1.7	(45.1)
Net cash (used for) provided by operating activities	(1,186.3)	170.3
INVESTING ACTIVITIES
Capital expenditures	(81.5)	(73.7)
Businesses acquired, net of cash acquired	—	(15.8)
Transfer to short-term investments	—	(500.0)
Transfer from restricted cash and cash equivalents	395.4	29.1
Other investing activities	(1.6)	2.3
Net cash provided by (used for) investing activities	312.3	(558.1)
FINANCING ACTIVITIES
Borrowings under credit arrangements	1,101.1	18.6
Repayments under credit arrangements	(662.2)	(35.6)
Payments for debt financing costs	(23.9)	—
Proceeds from exercise of stock options	12.5	25.2
Payments for repurchase of common stock	(233.7)	—
Other financing activities	1.1	1.8
Net cash provided by financing activities	194.9	10.0
Effect of currency exchange rate changes on cash and cash equivalents	(1.8)	(16.7)
Decrease in cash and cash equivalents	(680.9)	(394.5)
Cash and cash equivalents, beginning of period	964.8	1,336.9
Cash and cash equivalents, end of period	$283.9	$942.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$283.9	$964.8
Restricted cash and cash equivalents	—	395.4
Trade accounts receivable, less allowance of $6.4 (2013—$6.0)	539.9	481.8
Inventories	334.6	295.3
Deferred income taxes	215.3	58.1
Other current assets	92.3	99.0
Total Current Assets	1,466.0	2,294.4
Properties and equipment, net of accumulated depreciation and amortization of $1,921.7 (2013—$1,876.8)	835.2	829.9
Goodwill	467.7	457.5
Technology and other intangible assets, net	305.2	315.5
Deferred income taxes	619.9	845.9
Asbestos-related insurance	—	500.0
Overfunded defined benefit pension plans	45.7	16.7
Investment in unconsolidated affiliate	102.7	96.2
Other assets	61.4	40.0
Total Assets	$3,903.8	$5,396.1
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$157.4	$81.1
Accounts payable	311.5	262.5
PI warrant liability	490.0	—
Other current liabilities	320.5	292.0
Total Current Liabilities	1,279.4	635.6
Debt payable after one year	916.0	29.6
Deferred payment obligations	616.3	—
Deferred income taxes	18.1	18.2
Income tax contingencies	19.4	5.0
Underfunded and unfunded defined benefit pension plans	343.1	299.6
Other liabilities	140.7	60.8
Total Liabilities Not Subject to Compromise	3,333.0	1,048.8
Liabilities Subject to Compromise—Note 2	—	3,776.1
Total Liabilities	3,333.0	4,824.9
Commitments and Contingencies—Note 9
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 75,145,799 (2013—77,046,143)	0.8	0.8
Paid-in capital	541.4	533.4
Retained earnings	202.1	15.8
Treasury stock, at cost: shares: 2,301,449 (2013—0)	(220.3)	—
Accumulated other comprehensive income	35.4	10.6
Total W. R. Grace & Co. Shareholders' Equity	559.4	560.6
Noncontrolling interests	11.4	10.6
Total Equity	570.8	571.2
Total Liabilities and Equity	$3,903.8	$5,396.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$537.3	$(240.3)	$(16.8)	$29.7	$9.9	$319.8
Net income	—	149.4	—	—	0.8	150.2
Stock based compensation	7.7	—	—	—	—	7.7
Exercise of stock options	13.3	—	11.9	—	—	25.2
Shares issued	0.8	—	—	—	—	0.8
Other comprehensive loss	—	—	—	(20.5)	(0.2)	(20.7)
Balance, June 30, 2013	$559.1	$(90.9)	$(4.9)	$9.2	$10.5	$483.0
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2
Net income	—	186.3	—	—	0.7	187.0
Repurchase of common stock	—	—	(233.7)	—	—	(233.7)
Stock based compensation	6.5	—	—	—	—	6.5
Exercise of stock options	(0.9)	—	13.4	—	—	12.5
Tax benefit related to stock plans	0.5	—	—	—	—	0.5
Shares issued	1.9	—	—	—	—	1.9
Other comprehensive income	—	—	—	24.8	0.1	24.9
Balance, June 30, 2014	$542.2	$202.1	$(220.3)	$35.4	$11.4	$570.8

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
The results of operations for the six-month interim period ended June 30, 2014, are not necessarily indicative of the results of operations for the year ending December 31, 2014.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

•	Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 7); and

•	Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 6).
Currency Translation    On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, Grace incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million was included in segment operating income.
Licensing Revenue Recognition    Grace typically bundles the license, the basic process design package, training, and software into one fixed price contract. The fixed price contract revenue is recognized on a straight-line basis over the period of performance of the contract, except for contingent revenue associated with a final performance guarantee. Revenue associated with the performance guarantee is considered contingent and therefore revenue is recognized when customer acceptance is obtained. Other services that are sold in connection with license arrangements generally qualify for separate accounting, with revenue recognized as earned.
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
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	Three months ended June 30, 2013
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$499.5	$501.9	$2.4
Gross profit	303.3	300.9	(2.4)
Selling, general and administrative expenses	137.6	142.1	4.5
Defined benefit pension expense	18.1	—	(18.1)
Total costs and expenses	181.2	167.6	(13.6)
Income before income taxes	122.1	133.3	11.2
Provision for income taxes	(38.8)	(42.5)	(3.7)
Net income	83.3	90.8	7.5
Net income attributable to W. R. Grace & Co. shareholders	82.8	90.3	7.5
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	1.09	1.18	0.09
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	1.07	1.16	0.09

	Six months ended June 30, 2013
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$945.6	$952.8	$7.2
Gross profit	567.1	559.9	(7.2)
Selling, general and administrative expenses	266.5	275.4	8.9
Defined benefit pension expense	36.7	—	(36.7)
Total costs and expenses	363.7	335.9	(27.8)
Income before income taxes	203.4	224.0	20.6
Provision for income taxes	(66.9)	(73.8)	(6.9)
Net income	136.5	150.2	13.7
Net income attributable to W. R. Grace & Co. shareholders	135.7	149.4	13.7
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	1.79	1.97	0.18
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	1.75	1.93	0.18

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Consolidated Statements of Cash Flows

	Six months ended June 30, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income	$136.5	$150.2	$13.7
Provision for income taxes	66.9	73.8	6.9
Defined benefit pension expense	36.7	16.1	(20.6)
Inventories	(39.5)	(37.0)	2.5
All other items, net(1)	(47.7)	(50.2)	(2.5)
_______________________________________________________________________________

(1)	Includes only those items which relate to the change in accounting method to mark-to-market accounting.
Consolidated Statements of Equity

	June 30, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Retained earnings (Accumulated Deficit)
Beginning balance	$395.2	$(240.3)	$(635.5)
Net income	135.7	149.4	13.7
Ending balance	530.9	(90.9)	(621.8)

Accumulated other comprehensive income (loss)
Beginning balance	$(607.3)	$29.7	$637.0
Other comprehensive income (loss)	45.8	(20.5)	(66.3)
Ending balance	(561.5)	9.2	570.7

Total equity	$534.1	$483.0	$(51.1)
Consolidated Statements of Comprehensive Income

	Three months ended June 30, 2013
	Previously Reported	Revised	Effect of Change
Net income	$83.3	$90.8	$7.5
Defined benefit pension and other postretirement plans, net of income taxes	33.3	3.1	(30.2)
Currency translation adjustments	(16.8)	(16.9)	(0.1)
Total other comprehensive income (loss)	15.3	(15.0)	(30.3)
Comprehensive income	98.6	75.8	(22.8)
Comprehensive income attributable to W. R. Grace & Co. shareholders	98.5	75.7	(22.8)

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

	Six months ended June 30, 2013
	Previously Reported	Revised	Effect of Change
Net income	$136.5	$150.2	$13.7
Defined benefit pension and other postretirement plans, net of income taxes	69.5	3.2	(66.3)
Currency translation adjustments	(23.3)	(23.3)	—
Total other comprehensive income (loss)	45.6	(20.7)	(66.3)
Comprehensive income	182.1	129.5	(52.6)
Comprehensive income attributable to W. R. Grace & Co. shareholders	181.5	128.9	(52.6)
Effect of New Accounting Standards    In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update is intended to improve the consistency surrounding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists, requiring the unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new requirements are effective for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this standard for the 2014 first quarter, and it did not have a material effect on the Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. Grace will adopt this standard when it becomes applicable and is currently evaluating its effect on the Consolidated Financial Statements.
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

Grace is obligated to make deferred payments to the PI Trust of $110 million per year for 5 years beginning in 2019, and $100 million per year for 10 years beginning in 2024, which obligation is secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default, subject to customary anti-dilution provisions. As described in Note 16, Grace has entered into an agreement to settle the deferred payment obligations to the PI Trust in exchange for a cash payment.
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
Following the Effective Date, unresolved non-ZAI PD Claims are to be litigated in the Bankruptcy Court and any future non-ZAI PD Claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the Bankruptcy Court. To the extent any such PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Account in respect of the PD Obligation. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims, as it does not believe that payment on any such claims is probable. As of June 30, 2014, Grace paid $0.4 million to the PD Trust since the Effective Date to fund the payment of two non-ZAI PD Claims that were filed in the Chapter 11 Cases but not resolved until after the Effective Date.
On the Effective Date, the PD Trust contributed CDN$8.6 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims are to be resolved. Grace has no continuing or contingent obligations to make additional payments into this fund.
ZAI PD Account
On the Effective Date, the ZAI PD Account was funded with $34.4 million in cash from Cryovac and Fresenius.
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
The PI Trust deferred payment obligation of $110 million per year for 5 years beginning January 2, 2019, and of $100 million per year for 10 years beginning January 2, 2024, was recorded at fair value of $567 million on the Effective Date. The value of the deferred payment obligation was estimated based on (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement.
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
Other Claims    As provided for in the Joint Plan, Grace paid substantially all other allowed pre-petition claims in full on or within 10 days after the Effective Date. All allowed administrative claims and all allowed priority claims were paid in cash with interest as provided in the Joint Plan. Secured claims were paid in cash with interest or by reinstatement. Allowed general unsecured claims were paid in cash, including post-petition interest in accordance with the Joint Plan. The Joint Plan further provided that Grace, subject to certain non-bankruptcy limitations, satisfy all pension, retirement medical, and similar employee-related obligations and pay workers’ compensation claims.
Unresolved Claims    The Bankruptcy Court established a claims bar date of March 31, 2003, for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims. Unresolved claims are to be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court. Medical monitoring claims have been channeled to the PI Trust.
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
Effect on Company Common Stock    Under the Joint Plan holders of Company common stock as of the Effective Date retained their shares, but the interests of shareholders are subject to dilution in the event of default with respect to the deferred payment obligations to the PI Trust or the PD Trust under the Company's security obligation. As described in Note 16, Grace has entered into an agreement to settle the deferred payment obligations to the PI Trust in exchange for a cash payment.
Debt Capital    As of December 31, 2013, all of the Debtors' pre-petition debt was in default due to the Filing. The accompanying December 31, 2013, Consolidated Balance Sheet reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise." All debt subject to compromise was paid in full on the Effective Date. See Note 4 for a discussion of Grace's exit financing.
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
Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Legal and financial advisory fees	$3.0	$3.8	$9.2	$8.8
Interest income	—	(0.5)	(0.1)	(0.7)
Chapter 11 expenses, net of interest income	$3.0	$3.3	$9.1	$8.1
Pursuant to ASC 852, interest income earned on the Debtors' cash balances while in bankruptcy was offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statement of Operations

(In millions) (Unaudited)	Six Months Ended June 30, 2013
Net sales, including intercompany	$720.3
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	444.1
Selling, general and administrative expenses	121.0
Depreciation and amortization	34.6
Chapter 11 expenses, net of interest income	8.1
Research and development expenses	18.8
Interest expense and related financing costs	18.6
Other income, net	(31.5)
613.7
Income before income taxes and equity in net income of non-filing entities	106.6
Provision for income taxes	(45.3)
Income before equity in net income of non-filing entities	61.3
Equity in net income of non-filing entities	88.1
Net income attributable to W. R. Grace & Co. shareholders	$149.4

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statement of Cash Flows

(In millions) (Unaudited)	Six Months Ended June 30, 2013
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$149.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	34.6
Equity in net income of non-filing entities	(88.1)
Provision for income taxes	45.3
Income taxes paid, net of refunds	(3.4)
Defined benefit pension expense	7.4
Payments under defined benefit pension arrangements	(52.8)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(10.3)
Inventories	(29.8)
Accounts payable	16.8
All other items, net	14.4
Net cash provided by operating activities	83.5
Investing Activities
Capital expenditures	(39.9)
Transfer to short-term investments	(500.0)
Transfer to restricted cash and cash equivalents	5.1
Net cash used for investing activities	(534.8)
Financing Activities
Borrowings under credit arrangements	—
Repayments under credit arrangements	(0.4)
Proceeds from exercise of stock options	25.2
Net cash provided by financing activities	24.8
Net decrease in cash and cash equivalents	(426.5)
Cash and cash equivalents, beginning of period	1,064.2
Cash and cash equivalents, end of period	$637.7

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheet

(In millions) (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$585.1
Restricted cash and cash equivalents	340.5
Trade accounts receivable, net	149.7
Receivables from non-filing entities, net	173.0
Inventories	138.9
Other current assets	69.3
Total Current Assets	1,456.5
Properties and equipment, net	484.5
Goodwill	279.9
Technology and other intangible assets, net	249.1
Deferred income taxes	817.3
Asbestos-related insurance	500.0
Loans receivable from non-filing entities, net	283.8
Investment in non-filing entities	531.3
Investment in unconsolidated affiliate	96.2
Other assets	16.5
Total Assets	$4,715.1
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current liabilities	$247.4
Underfunded defined benefit pension plans	52.2
Other liabilities	78.7
Total Liabilities Not Subject to Compromise	378.3
Liabilities Subject to Compromise	3,776.1
Total Liabilities	4,154.4
Total W. R. Grace & Co. Shareholders' Equity	560.6
Noncontrolling interests in Chapter 11 filing entities	0.1
Total Equity	560.7
Total Liabilities and Equity	$4,715.1
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

Notes to Consolidated Financial Statements (Continued)

3. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2014, and December 31, 2013:

(In millions)	June 30, 2014	December 31, 2013
Raw materials	$90.6	$69.7
In process	48.9	41.8
Finished products	162.7	152.4
Other	32.4	31.4
	$334.6	$295.3
4. Debt
Components of Debt

(In millions)	June 30, 2014	December 31, 2013
U.S. dollar term loan, net of unamortized discount of $2.2 at June 30, 2014	$696.0	$—
Euro term loan, net of unamortized discount of $0.5 at June 30, 2014	203.2	—
Revolving credit facility	50.0	—
Debt payable—unconsolidated affiliate	30.1	28.8
Other borrowings	94.1	81.9
Total debt	1,073.4	110.7
Less debt payable within one year	157.4	81.1
Debt payable after one year	$916.0	$29.6
Debt Subject to Compromise
Bank borrowings	$—	$500.0
Accrued interest on bank borrowings	—	471.0
Default interest settlement	—	129.0
Drawn letters of credit	—	26.7
Accrued interest on drawn letters of credit	—	11.1
	$—	$1,137.8
Weighted average interest rates on total debt	3.3%	3.6%
At June 30, 2014, the fair value of Grace's debt payable approximated the recorded value of $1,073.4 million. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. Grace's debt subject to compromise was paid in full on the Effective Date.
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
See Note 4 for a discussion of the fair value of Grace's debt. At June 30, 2014, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2014, there are no current open swap contracts.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying purchases affect income. At June 30, 2014, the contract volume, or notional amount, of the commodity option contracts was 4.5 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2014, the contract volume, or notional amount, of the commodity contracts was 1.5 million pounds with a total contract value of $1.2 million.
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
Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in "accumulated other comprehensive income" and reclassified into "interest expense and related financing costs" during the period in which the underlying interest payments occur.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013:

	Fair Value Measurements at June 30, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.2	$—	$2.2	$—
Commodity derivatives	0.1	—	0.1	—
Total Assets	$2.3	$—	$2.3	$—
Liabilities
Currency derivatives	$0.2	$—	$0.2	$—
Interest rate derivatives	2.8	—	2.8	—
Total Liabilities	$3.0	$—	$3.0	$—

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2013, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.1	$—	$2.1	$—
Total Assets	$2.1	$—	$2.1	$—
Liabilities
Currency derivatives	$6.9	$—	$6.9	$—
Commodity derivatives	0.1	—	0.1	—
Total Liabilities	$7.0	$—	$7.0	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013:

June 30, 2014 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.1	Other current liabilities	$—
Currency contracts	Other current assets	1.0	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	1.0
Currency contracts	Other assets	0.9	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	1.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.3	Other current liabilities	0.2
Currency contracts	Other assets	—	Other liabilities	—
Total derivatives		$2.3		$3.0

December 31, 2013 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	1.0	Other current liabilities	—
Currency contracts	Other assets	1.0	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	6.9
Total derivatives		$2.1		$7.0

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income ("OCI") for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.9)	Interest expense	$—
Currency contracts	(0.6)	Other expense	(0.7)
Commodity contracts	—	Cost of goods sold	(0.1)
Total derivatives	$(4.5)		$(0.8)

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.3

Six Months Ended June 30, 2014 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(2.9)	Interest expense	$—
Currency contracts	(0.1)	Other expense	(0.2)
Commodity contracts	0.4	Cost of goods sold	0.2
Total derivatives	$(2.6)		$—

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$4.8

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

Three Months Ended June 30, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$1.0	Other expense	$1.0
Currency contracts	—	Cost of goods sold	(0.2)
Commodity contracts	(1.0)	Cost of goods sold	0.5
Total derivatives	$—		$1.3

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(3.6)

Six Months Ended June 30, 2013 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.7	Other expense	$0.8
Currency contracts	(0.2)	Cost of goods sold	(0.1)
Commodity contracts	(0.3)	Cost of goods sold	0.2
Total derivatives	$0.2		$0.9

		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$4.1
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. During the second quarter, Grace designated the first €130 million of its €150 million term loan as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative instruments designated as net investment hedges. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

Three Months Ended June 30, 2014 (In millions)	Amount of Gain or (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$1.8	Not applicable	$—
Total nonderivatives	$1.8		$—

Six Months Ended June 30, 2014 (In millions)	Amount of Gain or (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$1.8	Not applicable	$—
Total nonderivatives	$1.8		$—
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
6. Income Taxes
The annualized effective tax rate on 2014 forecasted income is estimated to be 25.3% as of June 30, 2014, compared with 28.5% for the year ended December 31, 2013. The decrease in the rate compared with the prior year primarily relates to higher discrete tax benefits in 2014, including a benefit for the release of prior uncertain tax positions.
Grace has generally not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. At emergence from bankruptcy, Grace generated approximately $670 million in U.S. Federal net operating losses (NOLs), which were previously recorded as deferred tax assets for temporary differences, that will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, Grace expects to receive U.S. Federal income tax deductions upon settlement of the warrant held by the PI Trust and upon payment of the deferred payment obligations to the PI Trust and the PD Trust. As described in Note 16, Grace has entered into an agreement to settle the deferred payment obligations to the PI Trust in exchange for a cash payment of $632.0 million. This payment will increase Grace's NOLs when made. A significant portion of this amount has already been recorded as a deferred tax asset for temporary differences. Grace expects to carryforward most of its NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at June 30, 2014, of $821.8 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset(2)
United States—Federal(1)	$729.4	$(2.1)	$727.3
United States—States(1)	70.6	(10.0)	60.6
Germany	26.4	—	26.4
Other Foreign	7.8	(0.3)	7.5
Total	$834.2	$(12.4)	$821.8
_______________________________________________________________________________

(1)
The U.S. Federal deductions generated at emergence of $670 million, the $490 million warrant settlement, and the $616 million present value of the deferred payment obligations as of June 30, 2014, account for a significant portion of the U.S. Federal and State deferred tax assets. The aforementioned settlement of the deferred payment obligations will increase Grace's NOLs by $632 million when paid.

(2)	The noncurrent deferred tax asset of $619.9 million reflected in the June 30, 2014, Consolidated Balance Sheet is net of $4.8 million of income tax contingencies related to these deferred tax assets.
Grace will need to generate approximately $2,080 million of U.S. Federal taxable income by 2034 - 2035 (or approximately $100 million per year during the carryforward period) to fully realize the U.S. Federal and a majority of the U.S. State net deferred tax assets.
The following table summarizes expiration dates in jurisdictions where we have, or will have, material tax loss carryforwards:

Expiration Dates
United States—Federal	2034 - 2035
United States—States	2014 - 2035
Brazil	Unlimited Carryforward
Spain	2029 - 2030
India	2015 - 2021
In evaluating Grace's ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the extended period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace develops assumptions, including the amount of future federal, state and international pretax operating income that Grace can reasonably expect to generate, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized.
Based on the status of examinations in taxing jurisdictions and relevant statutes and regulatory guidance, Grace has recognized $59.6 million of benefits associated with prior uncertain tax positions. Grace believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by approximately $4 million.

Notes to Consolidated Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2014	December 31, 2013
Overfunded defined benefit pension plans	$45.7	$16.7
Underfunded defined benefit pension plans	(18.8)	(66.2)
Unfunded defined benefit pension plans(1)	(324.3)	(233.4)
Total underfunded and unfunded defined benefit pension plans	(343.1)	(299.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise(1)	—	(123.6)
Pension liabilities included in other current liabilities	(15.7)	(15.0)
Net funded status	$(313.1)	$(421.5)
_______________________________________________________________________________

(1)
At emergence, Grace paid approximately $27 million of the unfunded defined benefit pension plan liability included in liabilities subject to compromise and reclassified the remaining balance to unfunded defined benefit pension plans.

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $45.7 million as of June 30, 2014, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $358.8 million as of June 30, 2014.
Postretirement Benefits Other Than Pensions  Grace has provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders’ Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
In June 2014, Grace announced plans to discontinue its postretirement medical plan for all U.S. employees effective October 31, 2014, and to reduce certain postretirement life insurance benefits. As a result of these actions, Grace recognized a gain of $41.9 million in other comprehensive income in the second quarter. Grace will amortize $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The $7.9 million gain recognized in the second quarter is reported as a separate line item in the Consolidated Statement of Operations.

Notes to Consolidated Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30,
	2014			2013
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.9	$2.8	$0.1	$6.3	$2.7	$—
Interest cost	14.9	5.6	0.3	13.1	5.1	0.6
Expected return on plan assets	(17.5)	(3.9)	—	(17.0)	(3.5)	—
Amortization of prior service cost (credit)	0.2	—	(0.4)	0.2	—	—
Amortization of net deferred actuarial (gain) loss	—	—	(0.1)	—	—	0.1
Annual mark-to-market adjustment	—	—	—	—	—	—
Gain on termination of postretirement plans	—	—	(7.9)	—	—	—
Net periodic benefit cost (income)	$3.5	$4.5	$(8.0)	$2.6	$4.3	$0.7

	Six Months Ended June 30,
	2014			2013
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$11.8	$5.5	$0.1	$12.6	$5.4	$0.1
Interest cost	30.1	11.3	0.9	26.0	10.2	1.1
Expected return on plan assets	(35.0)	(7.8)	—	(34.0)	(7.0)	—
Amortization of prior service cost (credit)	0.4	—	(0.5)	0.4	—	—
Amortization of net deferred actuarial (gain) loss	—	—	(0.3)	—	—	0.2
Annual mark-to-market adjustment	(3.1)	—	—	—	—	—
Gain on termination of postretirement plans	—	—	(7.9)	—	—	—
Net periodic benefit cost (income)	$4.2	$9.0	$(7.7)	$5.0	$8.6	$1.4
At emergence, benefit payments of approximately $27 million were paid from a U.S. nonqualified pension plan in connection with Grace’s emergence from bankruptcy. As a result, that plan was remeasured as of March 1, 2014, using a discount rate of 4.43%. The remeasurement resulted in a mark-to-market gain of $3.1 million.
Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. In April 2014, Grace made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $75 million.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial and trustee recommendations.
Grace plans to pay benefits as they become due under the pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and six months ended June 30, 2014, were $3.3 million and $6.6 million compared with $3.4 million and $6.7 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

8. Other Balance Sheet Accounts

(In millions)	June 30, 2014	December 31, 2013
Other Current Liabilities
Accrued compensation	$57.4	$62.4
Income tax payable	32.6	32.0
Customer volume rebates	32.3	33.3
Environmental contingencies	21.3	1.3
Deferred revenue	15.8	14.3
Pension liabilities	15.7	15.0
Deferred tax liability	0.1	0.1
Other accrued liabilities	145.3	133.6
	$320.5	$292.0
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
Estimated Investigation and Remediation Costs
At June 30, 2014, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $58.6 million, compared with $135.9 million at December 31, 2013. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate investigation and/or remediation costs. These amounts do not include environmental response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual investigation and remediation costs will exceed Grace's current estimates by material amounts. As of June 30, 2014, claim payments of $75.9 million were made in connection with Grace's emergence from Chapter 11. Net cash paid against previously established reserves for the six months ended June 30, 2014 and 2013, were $7.0 million and $6.3 million, respectively.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingent Liabilities (Continued)

vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. The U.S. Environmental Protection Agency (EPA) has investigated sites, including some owned by Grace, which used, stored or processed vermiculite concentrate from the Libby mine. EPA, Grace and/or other potentially responsible parties have conducted investigations and/or remedial actions at the mine and those sites identified by EPA as requiring remedial action.
With respect to the Grace-owned Libby vermiculite mine and the surrounding area, EPA and Grace are engaged in a remedial investigation of these areas, and EPA will determine an appropriate cleanup standard.
During 2010, EPA began reinvestigating certain facilities on a list of 105 facilities where vermiculite concentrate from the Libby mine may have been processed. Grace is cooperating with EPA on this reinvestigation. EPA has requested that Grace perform remediation at eight of these facilities. In 2011, Grace performed preliminary evaluations to estimate the cost of remediating these sites based on revised criteria and recorded an aggregate charge of $16.0 million. It is probable that EPA will request additional remediation at other facilities. Grace does not have sufficient information to identify either the sites that might require additional remediation or the cost of any additional remediation. Grace will continue to monitor EPA's reinvestigation of the remaining sites and assess any information received from EPA. A liability will be recorded in the future should Grace determine that an obligation is probable and reasonably estimable.
Grace's total estimated liability for asbestos remediation studies and other estimable matters related to its former vermiculite operations in Libby, as well as the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2014, and December 31, 2013, was $15.8 million and $60.4 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At June 30, 2014, and December 31, 2013, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $42.8 million and $75.5 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingent Liabilities (Continued)

•
Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At June 30, 2014, Grace had gross financial assurances issued and outstanding of $145.8 million, composed of $39.2 million of surety bonds issued by various insurance companies and $106.6 million of standby letters of credit and other financial assurances issued by various banks.
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
10. Restructuring Expenses and Asset Impairments
In the second quarter, Grace incurred costs from restructuring actions as a result of changes in its business environment and business structure. Grace incurred $2.0 million ($0.5 million in Construction Products, $0.2 million in Catalysts Technologies, and $1.3 million in Corporate) of restructuring expenses during the second quarter, compared with $4.2 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2015.
Also in the second quarter, Grace incurred an asset impairment charge of $9.7 million. The impairment charge related to the repositioning of the ready-mix process control solutions business that is part of the Construction Products operating segment.

Restructuring Expenses and Asset Impairments (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restructuring expenses	$2.0	$4.2	$2.7	$5.0
Asset impairments	9.7	0.1	9.7	0.1
Total restructuring expenses and asset impairments	$11.7	$4.3	$12.4	$5.1

Restructuring Liability (In millions)	Total
Balance, December 31, 2013	$4.4
Accruals for severance and other costs	2.7
Payments	(3.4)
Balance, June 30, 2014	$3.7

Notes to Consolidated Financial Statements (Continued)

11. Other Expense, net

Components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Restructuring expenses and asset impairments	$11.7	$4.3	$12.4	$5.1
Provision for environmental remediation	3.4	1.3	4.6	2.3
Asbestos and bankruptcy-related charges, net	(2.4)	—	6.4	—
Interest income	(0.5)	(0.1)	(1.0)	(0.3)
Currency transaction effects	0.4	1.2	0.7	0.8
Net loss (gain) on sales of investments and disposals of assets	—	(1.2)	0.7	(1.1)
Currency transaction loss in Venezuela	—	—	—	8.5
Other miscellaneous income	(1.7)	(1.6)	(2.9)	(3.5)
Total other expense, net	$10.9	$3.9	$20.9	$11.8
12. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net gain due to postretirement plan changes	$41.9	$(14.7)	$27.2
Gain on termination of postretirement plans	(7.9)	2.8	(5.1)
Amortization of net prior service credit included in net periodic benefit cost	(0.2)	—	(0.2)
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.1)	0.1	—
Benefit plans, net	33.7	(11.8)	21.9
Currency translation adjustments	7.3	—	7.3
Loss from hedging activities	(3.7)	1.3	(2.4)
Loss on securities available for sale	(0.9)	0.3	(0.6)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$36.4	$(10.2)	$26.2

Six Months Ended June 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net gain due to postretirement plan changes	$41.9	$(14.7)	$27.2
Gain on termination of postretirement plans	(7.9)	2.8	(5.1)
Amortization of net prior service credit included in net periodic benefit cost	(0.1)	—	(0.1)
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.3)	0.1	(0.2)
Benefit plans, net	33.6	(11.8)	21.8
Currency translation adjustments	5.2	—	5.2
Loss from hedging activities	(2.6)	0.9	(1.7)
Loss on securities available for sale	(0.8)	0.3	(0.5)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$35.4	$(10.6)	$24.8

Notes to Consolidated Financial Statements (Continued)

12. Other Comprehensive Income (Loss) (Continued)

Three Months Ended June 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$—	$0.2
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Other changes in funded status	4.4	(1.6)	2.8
Benefit plans, net	4.7	(1.6)	3.1
Currency translation adjustments	(16.9)	—	(16.9)
Loss from hedging activities	(1.3)	0.5	(0.8)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(13.5)	$(1.1)	$(14.6)

Six Months Ended June 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.4	$(0.1)	$0.3
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Other changes in funded status	4.4	(1.6)	2.8
Benefit plans, net	5.0	(1.8)	3.2
Currency translation adjustments	(23.3)	—	(23.3)
Loss from hedging activities	(0.7)	0.3	(0.4)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(19.0)	$(1.5)	$(20.5)
The following tables present the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2014 and 2013:

Six Months Ended June 30, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	27.2	5.2	(1.7)	—	(0.5)	30.2
Amounts reclassified from accumulated other comprehensive income	(5.4)	—	—	—	—	(5.4)
Net current-period other comprehensive income (loss)	21.8	5.2	(1.7)	—	(0.5)	24.8
Ending balance	$28.4	$10.4	$(2.2)	$(0.8)	$(0.4)	$35.4

Notes to Consolidated Financial Statements (Continued)

12. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains and Losses from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$2.0	$28.8	$(0.3)	$(0.8)	$29.7
Other comprehensive income (loss) before reclassifications	2.8	(23.3)	0.3	—	(20.2)
Amounts reclassified from accumulated other comprehensive income	0.4	—	(0.7)	—	(0.3)
Net current-period other comprehensive income (loss)	3.2	(23.3)	(0.4)	—	(20.5)
Ending balance	$5.2	$5.5	$(0.7)	$(0.8)	$9.2
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
See Note 7 for a discussion of pension plans and other postretirement benefit plans.
13. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$136.2	$90.3	$186.3	$149.4
Denominators
Weighted average common shares—basic calculation	75.9	76.3	76.5	76.0
Dilutive effect of employee stock options	0.9	1.3	1.0	1.4
Weighted average common shares—diluted calculation	76.8	77.6	77.5	77.4
Basic earnings per share	$1.79	$1.18	$2.44	$1.97
Diluted earnings per share	$1.77	$1.16	$2.40	$1.93
There were approximately 0.3 million and 0.1 million anti-dilutive options outstanding for the three and six months ended June 30, 2014. There were approximately 0.3 million and 0.2 million anti-dilutive options outstanding for the three and six months ended June 30, 2013. The effect of the warrant for 10 million shares issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
On February 4, 2014, Grace announced that the Grace Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. During the six months ended June 30, 2014, Grace repurchased 2,437,294 shares of Company common stock for $233.7 million pursuant to the terms of the share repurchase program.

Notes to Consolidated Financial Statements (Continued)

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
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines, and certain other investments and gains and losses on sales of businesses, product lines, and certain other investments. In the 2013 first quarter, Grace also adjusted for the currency transaction loss incurred on its Venezuelan cash balances of $6.9 million before taxes.
Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net Sales
Catalysts Technologies	$313.2	$290.9	$597.7	$557.4
Materials Technologies	236.1	228.7	455.9	443.6
Construction Products	288.7	283.2	528.9	511.7
Total	$838.0	$802.8	$1,582.5	$1,512.7
Adjusted EBIT
Catalysts Technologies segment operating income	$97.5	$93.8	$168.7	$171.0
Materials Technologies segment operating income	49.7	44.8	95.2	89.1
Construction Products segment operating income	45.0	45.3	70.4	68.1
Corporate costs	(22.8)	(23.7)	(45.3)	(44.5)
Gain on termination of postretirement plans related to current businesses	4.7	—	4.7	—
Certain pension costs	(8.0)	(6.9)	(16.3)	(13.6)
Total	$166.1	$153.3	$277.4	$270.1
Corporate costs include corporate support function costs and other corporate costs such as professional fees, insurance premiums, and non-asbestos environmental remediation.
Grace Adjusted EBIT for the three and six months ended June 30, 2014 and 2013, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

14. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Grace Adjusted EBIT	$166.1	$153.3	$277.4	$270.1
Costs related to Chapter 11	(3.0)	(3.3)	(9.3)	(7.1)
Asbestos-related costs	(4.3)	(2.1)	(5.8)	(4.2)
Asbestos and bankruptcy-related charges, net	2.4	—	(6.4)	—
Pension MTM adjustment and other related costs, net	—	—	4.8	(2.5)
Gain on termination of postretirement plans related to divested businesses	3.2	—	3.2	—
Restructuring expenses and asset impairments	(11.7)	(4.3)	(12.4)	(5.1)
Gain on sale of product line	0.2	—	0.2	—
Income and expense items related to divested businesses	(0.2)	—	(0.2)	—
Interest expense and related financing costs	(11.1)	(10.9)	(22.3)	(21.4)
Interest accretion on deferred payment obligations	(13.6)	—	(21.8)	—
Currency transaction loss on cash in Venezuela	—	—	—	(6.9)
Interest income	0.5	0.1	1.0	0.3
Net income attributable to noncontrolling interests	0.5	0.5	0.7	0.8
Income before income taxes	$129.0	$133.3	$209.1	$224.0
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net Sales
United States	$248.0	$230.0	$470.2	$441.1
Canada and Puerto Rico	21.6	17.9	38.2	33.5
Total North America	269.6	247.9	508.4	474.6
Europe Middle East Africa	288.7	288.1	558.4	542.5
Asia Pacific	181.9	173.1	336.9	323.7
Latin America	97.8	93.7	178.8	171.9
Total	$838.0	$802.8	$1,582.5	$1,512.7
15. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $102.7 million and $96.2 million as of June 30, 2014, and December 31, 2013, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $3.1 million and $6.8 million for the three and six months ended June 30, 2014, compared with $9.2 million and $14.3 million for the three and six months ended June 30, 2013, respectively.

Notes to Consolidated Financial Statements (Continued)

15. Unconsolidated Affiliate (Continued)

Grace and ART transact business on a regular basis and maintain several agreements in order to support the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Grace sales of catalysts to ART	$64.5	$52.1	$130.0	$105.0
Charges for fixed costs, research and development and selling, general and administrative services to ART	7.1	7.1	14.6	15.5
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 27, 2015. No amounts were outstanding at June 30, 2014, and December 31, 2013.
16. Subsequent Event
As described in Note 2, pursuant to the Joint Plan, Grace has entered into an agreement with the PI Trust (the "Deferred Payment Agreement (PI)") that provides for deferred payments to the PI Trust of $110 million per year for 5 years beginning in 2019 and $100 million per year for 10 years beginning in 2024 and an agreement with the PI Trust and the PD Trust (the "Share Issuance Agreement") that secures such obligation and certain obligations to the PD Trust by obligating the Company to issue 77,372,257 shares of Company common stock in the event of default of such obligations.
On August 1, 2014, Grace and the PI Trust entered into an Obligation Termination Agreement (the "Termination Agreement") to terminate all of the obligations of Grace under the Deferred Payment Agreement (PI) and, as applicable to the PI Trust, the Share Issuance Agreement, for a cash payment of $632.0 million (the "Consideration") to be paid at a subsequent closing. The closing of the transactions set forth in the Termination Agreement is to be no later than three business days after Grace receives the proceeds of a financing to fund the consideration but in no event later than October 31, 2014, subject to the satisfaction of certain closing conditions. Grace’s obligation to consummate the transactions set forth in the Termination Agreement is not subject to the receipt of the proceeds of any financing. As a result of the Termination Agreement, Grace expects to record accelerated interest accretion of approximately $30 million in the 2014 third quarter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2014, as the "second quarter", the quarter ended June 30, 2013, as the "prior-year quarter," the quarter ended March 31, 2014, as the "2014 first quarter," the six months ended June 30, 2014, as the "six months," and the six months ended June 30, 2013, as the "prior-year period." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales increased 4.4% to $838.0 million.

•	Adjusted EBIT increased 8.3% to $166.1 million.

•	Grace net income increased 50.8% to $136.2 million or $1.77 per diluted share. Adjusted EPS was $1.22 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 27.4% on a trailing four quarters basis, unchanged from the 2013 fourth quarter.
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

Global Scope
We operate our business on a global scale with approximately 71% of our annual 2013 sales and 70% of our six months sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, costs related to Chapter 11, asbestos-related costs, restructuring expenses and asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines and certain other investments and gains and losses on sales of businesses, product lines and certain other investments. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $6.9 million before taxes.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to Chapter 11, asbestos-related costs, restructuring expenses and asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits, certain income and expense items related to divested businesses, product lines and certain other investments, gains and losses on sales of businesses, product lines and certain other investments, and certain discrete tax items. In the 2013 first quarter, we also adjusted for the currency transaction loss incurred on our Venezuelan cash balances of $0.09 per share.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net sales:
Catalysts Technologies	$313.2	$290.9	7.7%	$597.7	$557.4	7.2%
Materials Technologies	236.1	228.7	3.2%	455.9	443.6	2.8%
Construction Products	288.7	283.2	1.9%	528.9	511.7	3.4%
Total Grace net sales	$838.0	$802.8	4.4%	$1,582.5	$1,512.7	4.6%
Net sales by region:
North America	$269.6	$247.9	8.8%	$508.4	$474.6	7.1%
Europe Middle East Africa	288.7	288.1	0.2%	558.4	542.5	2.9%
Asia Pacific	181.9	173.1	5.1%	336.9	323.7	4.1%
Latin America	97.8	93.7	4.4%	178.8	171.9	4.0%
Total net sales by region	$838.0	$802.8	4.4%	$1,582.5	$1,512.7	4.6%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$97.5	$93.8	3.9%	$168.7	$171.0	(1.3)%
Materials Technologies segment operating income	49.7	44.8	10.9%	95.2	89.1	6.8%
Construction Products segment operating income	45.0	45.3	(0.7)%	70.4	68.1	3.4%
Corporate costs	(22.8)	(23.7)	3.8%	(45.3)	(44.5)	(1.8)%
Gain on termination of postretirement plans related to current businesses	4.7	—	NM	4.7	—	NM
Certain pension costs(B)	(8.0)	(6.9)	(15.9)%	(16.3)	(13.6)	(19.9)%
Adjusted EBIT	166.1	153.3	8.3%	277.4	270.1	2.7%
Costs related to Chapter 11	(3.0)	(3.3)	9.1%	(9.3)	(7.1)	(31.0)%
Asbestos-related costs	(4.3)	(2.1)	(104.8)%	(5.8)	(4.2)	(38.1)%
Asbestos and bankruptcy-related charges, net	2.4	—	NM	(6.4)	—	NM
Pension MTM adjustment and other related costs, net	—	—	NM	4.8	(2.5)	NM
Gain on termination of postretirement plans related to divested businesses	3.2	—	NM	3.2	—	NM
Restructuring expenses and asset impairments	(11.7)	(4.3)	(172.1)%	(12.4)	(5.1)	(143.1)%
Gain on sale of product line	0.2	—	NM	0.2	—	NM
Income and expense items related to divested businesses	(0.2)	—	NM	(0.2)	—	NM
Interest expense and related financing costs	(11.1)	(10.9)	(1.8)%	(22.3)	(21.4)	(4.2)%
Interest accretion on deferred payment obligations	(13.6)	—	NM	(21.8)	—	NM
Currency transaction loss on cash in Venezuela	—	—	NM	—	(6.9)	NM
Interest income	0.5	0.1	NM	1.0	0.3	NM
Benefit from (provision for) income taxes	7.7	(42.5)	118.1%	(22.1)	(73.8)	70.1%
Net income attributable to W. R. Grace & Co. shareholders	$136.2	$90.3	50.8%	$186.3	$149.4	24.7%
Diluted EPS (GAAP)	$1.77	$1.16	52.6%	$2.40	$1.93	24.4%
Adjusted EPS (non-GAAP)	$1.22	$1.22	—%	$1.99	$2.13	(6.6)%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	43.6%	42.0%	1.6 pts	41.4%	41.2%	0.2 pts
Materials Technologies	35.0%	33.7%	1.3 pts	34.9%	34.4%	0.5 pts
Construction Products	36.2%	36.8%	(0.6) pts	35.4%	36.2%	(0.8) pts
Segment Gross Margin	38.6%	37.8%	0.8 pts	37.5%	37.5%	0.0 pts
Certain pension costs in cost of goods sold	(0.3)%	(0.3)%	0.0 pts	(0.2)%	(0.5)%	0.3 pts
Total Grace	38.3%	37.5%	0.8 pts	37.3%	37.0%	0.3 pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$97.5	$93.8	3.9%	$168.7	$171.0	(1.3)%
Materials Technologies	49.7	44.8	10.9%	95.2	89.1	6.8%
Construction Products	45.0	45.3	(0.7)%	70.4	68.1	3.4%
Corporate	(26.1)	(30.6)	14.7%	(56.9)	(58.1)	2.1%
Total Grace	166.1	153.3	8.3%	277.4	270.1	2.7%
Depreciation and amortization:
Catalysts Technologies	$16.4	$13.3	23.3%	$33.0	$26.8	23.1%
Materials Technologies	8.1	7.8	3.8%	16.1	15.8	1.9%
Construction Products	7.8	8.2	(4.9)%	15.4	16.4	(6.1)%
Corporate	1.7	1.4	21.4%	3.5	2.8	25.0%
Total Grace	34.0	30.7	10.7%	68.0	61.8	10.0%
Adjusted EBITDA:
Catalysts Technologies	$113.9	$107.1	6.3%	$201.7	$197.8	2.0%
Materials Technologies	57.8	52.6	9.9%	111.3	104.9	6.1%
Construction Products	52.8	53.5	(1.3)%	85.8	84.5	1.5%
Corporate	(24.4)	(29.2)	16.4%	(53.4)	(55.3)	3.4%
Total Grace	200.1	184.0	8.8%	345.4	331.9	4.1%
Operating margin:
Catalysts Technologies	31.1%	32.2%	(1.1) pts	28.2%	30.7%	(2.5) pts
Materials Technologies	21.1%	19.6%	1.5 pts	20.9%	20.1%	0.8 pts
Construction Products	15.6%	16.0%	(0.4) pts	13.3%	13.3%	0.0 pts
Total Grace	19.8%	19.1%	0.7 pts	17.5%	17.9%	(0.4) pts
Adjusted EBITDA margin:
Catalysts Technologies	36.4%	36.8%	(0.4) pts	33.7%	35.5%	(1.8) pts
Materials Technologies	24.5%	23.0%	1.5 pts	24.4%	23.6%	0.8 pts
Construction Products	18.3%	18.9%	(0.6) pts	16.2%	16.5%	(0.3) pts
Total Grace	23.9%	22.9%	1.0 pts	21.8%	21.9%	(0.1) pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2014	December 31, 2013
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$558.1	$550.8
Invested Capital:
Trade accounts receivable	539.9	481.8
Inventories	334.6	295.3
Accounts payable	(311.5)	(262.5)
	563.0	514.6
Other current assets (excluding income taxes and capitalized financing fees)	79.9	81.2
Properties and equipment, net	835.2	829.9
Goodwill	467.7	457.5
Technology and other intangible assets, net	305.2	315.5
Investment in unconsolidated affiliate	102.7	96.2
Other assets (excluding capitalized financing fees)	41.4	40.0
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, and restructuring)	(258.8)	(248.6)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses and other post-employment benefits)	(101.6)	(77.7)
Total invested capital	$2,034.7	$2,008.6
Adjusted EBIT Return On Invested Capital	27.4%	27.4%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months Ended June 30, 2014 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	8.6%	(2.6)%	1.7%	7.7%
Materials Technologies	1.3%	0.8%	1.1%	3.2%
Construction Products	1.4%	2.4%	(1.9)%	1.9%
Net sales	4.0%	0.1%	0.3%	4.4%
By Region:
North America	10.3%	(1.3)%	(0.2)%	8.8%
Europe Middle East Africa	(2.9)%	(0.8)%	3.9%	0.2%
Asia Pacific	6.6%	0.2%	(1.7)%	5.1%
Latin America	3.5%	6.8%	(5.9)%	4.4%
Sales for the second quarter increased 4.4% overall compared with the prior-year quarter. The sales increase was due to higher sales volumes (+4.0%), favorable currency translation (+0.3%) and improved pricing (+0.1%). The December 2013 polypropylene acquisition in Catalysts Technologies contributed approximately $30 million in volume growth, or 3.7%. Sales volumes improved in both Materials Technologies and Construction Products compared with the prior-year quarter.
Gross margin was 38.3% for the second quarter compared with 37.5% for the prior-year quarter. The increase in gross margin was primarily due to favorable margin impact from strong licensing revenue related to the December 2013 polypropylene acquisition and favorable sales mix.

	Six Months Ended June 30, 2014 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	9.0%	(3.2)%	1.4%	7.2%
Materials Technologies	1.9%	0.9%	—%	2.8%
Construction Products	4.4%	2.1%	(3.1)%	3.4%
Net sales	5.3%	(0.2)%	(0.5)%	4.6%
By Region:
North America	8.6%	(1.3)%	(0.2)%	7.1%
Europe Middle East Africa	0.8%	(0.8)%	2.9%	2.9%
Asia Pacific	7.8%	(1.1)%	(2.6)%	4.1%
Latin America	6.0%	6.7%	(8.7)%	4.0%
Sales for the six months increased 4.6% overall compared with the prior-year period. The sales increase was due to higher sales volumes (+5.3%), partially offset by lower pricing (-0.2%) and unfavorable currency translation (-0.5%). The sales volume increase resulted from the December 2013 polypropylene acquisition and market improvement in Construction Products and Materials Technologies.
Gross margin was 37.3% for the six months compared with 37.0% for the prior-year period. The increase in gross margin was primarily due to the December 2013 polypropylene acquisition and favorable sales mix, partially offset by higher operating costs in the 2014 first quarter due to the impact of extreme cold weather on our large manufacturing facility at Curtis Bay, Maryland.
Adjusted EBIT

Adjusted EBIT was $166.1 million for the second quarter, an increase of 8.3% compared with the prior-year quarter. The increase was primarily due to the December 2013 polypropylene acquisition, the gain related to the termination of certain retiree benefit plans, and volume growth in Materials Technologies and Construction Products, partially offset by lower equity income from the ART joint venture.
Adjusted EBIT was $277.4 million for the six months, an increase of 2.7% compared with the prior-year period. The increase was primarily due to the December 2013 polypropylene acquisition and sales volume growth, and the gain related to the termination of certain retiree benefit plans, partially offset by lower equity income from the ART joint venture and higher operating costs during the 2014 first quarter due to the impact of extreme weather on our Curtis Bay, Maryland, facility.

Grace Net Income

Grace net income was $136.2 million for the second quarter, an increase of 50.8% compared with $90.3 million for the prior-year quarter. Grace net income was $186.3 million for the six months, an increase of 24.7% compared with $149.4 million for the prior-year period. The increases were primarily due to a discrete income tax benefit primarily related to the recognition of benefits for prior uncertain tax positions, improved segment operating income, and the gain related to the termination of certain retiree benefit plans, partially offset by non-cash interest accretion on deferred payment obligations.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2014				2013
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.77				$1.16
Costs related to Chapter 11	$3.0	$0.5	$2.5	0.03	$3.3	$0.9	$2.4	0.03
Asbestos-related costs	4.3	1.4	2.9	0.04	2.1	0.8	1.3	0.02
Asbestos and bankruptcy-related charges, net	(2.4)	(1.1)	(1.3)	(0.02)	—	—	—	—
Gain on termination of postretirement plans related to divested businesses	(3.2)	(1.1)	(2.1)	(0.03)	—	—	—	—
Restructuring expenses and related costs	11.7	2.5	9.2	0.12	4.3	1.4	2.9	0.04
Loss on sale of product line	(0.2)	(0.1)	(0.1)	—	—	—	—	—
Income and expense related to divested businesses	0.2	0.1	0.1	—	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		53.2	(53.2)	(0.69)		2.7	(2.7)	(0.03)
Adjusted EPS (non-GAAP)				$1.22				$1.22

	Six Months Ended June 30,
	2014				2013
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$2.40				$1.93
Costs related to Chapter 11	$9.3	$2.7	$6.6	0.09	$7.1	$1.2	$5.9	0.08
Asbestos-related costs	5.8	2.0	3.8	0.05	4.2	1.4	2.8	0.04
Asbestos and bankruptcy-related charges, net	6.4	2.2	4.2	0.05	—	—	—	—
Pension MTM adjustment and other related costs, net	(4.8)	(1.8)	(3.0)	(0.04)	2.5	0.9	1.6	0.02
Gain on termination of postretirement plans related to divested businesses	(3.2)	(1.1)	(2.1)	(0.03)	—	—	—	—
Restructuring expenses and related costs	12.4	2.7	9.7	0.13	5.1	1.6	3.5	0.05
Currency transaction loss on cash in Venezuela	—	—	—	—	6.9	—	6.9	0.09
Loss on sale of product line	(0.2)	(0.1)	(0.1)	—	—	—	—	—
Income and expense related to divested businesses	0.2	0.1	0.1	—	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		51.2	(51.2)	(0.66)		5.9	(5.9)	(0.08)
Adjusted EPS (non-GAAP)				$1.99				$2.13
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter was 27.4% on a trailing four quarters basis, unchanged from the 2013 fourth quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies

Sales were $313.2 million for the second quarter, an increase of 7.7% compared with the prior-year quarter. The increase was due to higher sales volumes (+8.6%) and favorable currency translation (+1.7%), partially offset by lower pricing (-2.6%). The December polypropylene acquisition contributed approximately $30 million to sales for the second quarter compared with the prior-year quarter. Excluding the acquisition, Refinery Catalysts sales volumes increased compared with the prior-year quarter, but the increase was more than offset by unfavorable order timing in Specialty Catalysts. Lower prices reflect lower base pricing in Refinery Catalysts and the elimination of rare earth surcharges in 2013.
Sales were $597.7 million for the six months, an increase of 7.2% compared with the prior-year period. The increase was due to higher sales volumes (+9.0%) and favorable currency translation (+1.4%), partially offset by lower pricing (-3.2%). The December polypropylene acquisition contributed approximately $58 million to sales for the six months compared with the prior-year period. Excluding the acquisition, volumes were down primarily due to the scheduled conclusion of a multi-year toll manufacturing contract for a polyolefin catalyst customer in the second quarter of 2013. Lower prices reflect the elimination of rare earth surcharges in 2013 and lower base pricing in Refinery Catalysts.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $136.6 million for the second quarter, an increase of 11.8% compared with the prior-year quarter. Segment gross margin was 43.6% compared with 42.0% for the prior-year quarter. The increase in gross margin was primarily due to strong licensing revenue from the polypropylene acquisition and favorable sales mix, partially offset by lower base pricing.
Segment operating income was $97.5 million for the second quarter, an increase of 3.9% compared with the prior-year quarter. Segment operating margin for the second quarter decreased to 31.1%, a decline of 110 basis points compared with the prior-year quarter, primarily due to lower equity earnings from the ART joint venture and increased depreciation and amortization associated with the polypropylene acquisition, partially offset by improved gross margin and lower operating expenses.
Gross profit was $247.5 million for the six months, an increase of 7.8% compared with the prior-year period. Segment gross margin was 41.4% compared with 41.2% for the prior-year period. The increase in gross margin was primarily due to licensing revenue and favorable sales mix, partially offset by higher plant operating expenses in the 2014 first quarter related to severe weather in the U.S. and lower base pricing.
Segment operating income was $168.7 million for the six months, a decrease of 1.3% compared with the prior-year period. Segment operating margin for the six months decreased to 28.2%, a decline of 250 basis points compared with the prior-year period, primarily due to lower equity earnings from the ART joint venture and higher depreciation and amortization expense associated with the polypropylene acquisition, partially offset by improved gross margin.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $236.1 million for the second quarter, an increase of 3.2% compared with the prior-year quarter. The increase was due to higher sales volumes (+1.3%), favorable currency translation (+1.1%), and improved pricing (+0.8%). Sales in the advanced economies increased approximately 6% compared with the prior-year quarter, with strength in North America and Western Europe. Sales in the emerging regions were flat year over year. Sales in Engineered Materials increased 6.7% compared with the prior-year quarter on volume growth and favorable currency translation, while sales in Packaging Technologies declined on lower volumes in the Asia Pacific region.
Sales were $455.9 million for the six months, an increase of 2.8% compared with the prior-year period. The increase was due to higher sales volumes (+1.9%) and improved pricing (+0.9%). Sales volume growth was strongest in Engineered Materials, with most of the increase coming in the advanced economies. Pricing improved in all product groups.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $82.6 million for the second quarter, an increase of 7.3% compared with the prior-year quarter. Segment gross margin was 35.0% compared with 33.7% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing, manufacturing productivity improvements, higher sales volumes and lower manufacturing costs.
Segment operating income was $49.7 million for the second quarter, an increase of 10.9% compared with the prior-year quarter. Segment operating margin for the second quarter increased to 21.1%, an improvement of 150 basis points compared with the prior-year quarter, reflecting the increase in gross margin.
Gross profit was $159.3 million for the six months, an increase of 4.5% compared with the prior-year period. Segment gross margin was 34.9% compared with 34.4% for the prior-year period. The increase in gross margin was primarily due to improved pricing and lower manufacturing costs.
Segment operating income was $95.2 million for the six months, an increase of 6.8% compared with the prior-year period. Segment operating margin for the six months increased to 20.9%, an improvement of 80 basis points compared with the prior-year period, reflecting the increase in gross margin.
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Construction Products

Sales were $288.7 million for the second quarter, an increase of 1.9% compared with the prior-year quarter. The increase was due to improved pricing (+2.4%) and higher sales volumes (+1.4%), partially offset by unfavorable currency translation (-1.9%). Pricing improved in both Specialty Construction Chemicals (SCC) and Specialty Building Materials (SBM). SCC sales volumes grew compared with the prior-year quarter, while SBM sales volumes declined, mainly in North America due to delays in commercial projects and lower residential re-roofing activity.
Sales were $528.9 million for the six months, an increase of 3.4% compared with the prior-year period. The increase was due to higher sales volumes (+4.4%) and improved pricing (+2.1%), partially offset by unfavorable currency translation (-3.1%). Sales volumes improved in all regions in SCC, with particular strength in Asia Pacific. Pricing improved in both SCC and SBM.
Segment Operating Income (SOI) and Margin—Grace Construction Products

Gross profit was $104.6 million for the second quarter, an increase of 0.5% compared with the prior-year quarter. Segment gross margin was 36.2% compared with 36.8% for the prior-year quarter. The decrease was primarily due to higher manufacturing costs and unfavorable product mix, partially offset by improved pricing.
Segment operating income was $45.0 million for the second quarter, a decrease of 0.7% compared with the prior-year quarter. Segment operating margin for the second quarter decreased to 15.6%, a decline of 40 basis points compared with the prior-year quarter, reflecting the decrease in gross margin.
Gross profit was $187.3 million for the six months, an increase of 1.1% compared with the prior-year period. Segment gross margin was 35.4% compared with 36.2% for the prior-year period. The decrease was primarily due to higher manufacturing costs, partially offset by improved pricing.
Segment operating income was $70.4 million for the six months, an increase of 3.4% compared with the prior-year period. Segment operating margin for the six months was 13.3%, flat compared with the prior-year period as the decrease in gross margin was offset by operating expense leverage on higher sales.
In the second quarter, we incurred an asset impairment charge of $9.7 million, as well as a small restructuring charge, related to the repositioning of our ready-mix process control solutions business. These charges are not included in segment operating income.

Corporate Overview

Corporate costs include corporate functional costs and other corporate costs such as professional fees, insurance premiums, and non-asbestos environmental remediation. Corporate costs for the second quarter decreased $0.9 million compared with the prior-year quarter. Corporate costs for the six months increased $0.8 million compared with the prior-year period.
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $8.0 million and $16.3 million compared with $6.9 million and $13.6 million for the corresponding prior-year periods. The increase was primarily due to higher interest costs.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Chapter 11 expenses, net of interest income	$3.0	$3.3	$9.1	$8.1
D&O insurance costs related to Chapter 11	0.1	—	0.1	0.1
Translation effects—intercompany loans	—	(3.9)	(4.5)	3.5
Value of currency forward contracts—intercompany loans	—	3.5	4.6	(4.2)
Certain other currency translation costs, net	(0.1)	0.4	—	(0.4)
Costs related to Chapter 11	$3.0	$3.3	$9.3	$7.1
The increase in costs related to Chapter 11 for the six months was primarily due to a higher level of activity during the 2014 first quarter related to our emergence from bankruptcy. We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.
Interest and Financing Expenses
Interest and financing expenses were $11.1 million for the second quarter, an increase of 1.8% compared with the prior-year quarter, and $22.3 million for the six months, an increase of 4.2% compared with the prior-year period, primarily due to interest expense and amortization of financing costs associated with our emergence financing, partially offset by the elimination of interest accruals on certain liabilities subject to compromise following our emergence from bankruptcy. Non-cash interest accretion on deferred payment obligations was $13.6 million and $21.8 million for the second quarter and six months, respectively.

Income Taxes
The income tax provision at the U.S. Federal corporate rate of 35% for the six months and the prior-year period would have been $73.2 million and $78.4 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes of $22.1 million and $73.8 million, respectively, are adjustments primarily related to changes in prior tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign and U.S. state and local jurisdictions and other discrete adjustments. For the six months, the income tax provision includes a benefit of $59.6 million related to the recognition of benefits associated with prior uncertain tax positions.
We generally have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. At emergence from bankruptcy, we generated approximately $670 million in U.S. Federal NOLs, which were previously recorded as deferred tax assets for temporary differences, that will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, we expect to receive U.S. Federal income tax deductions upon settlement of the warrant held by the PI Trust and upon payment of the deferred payment obligations to the PI Trust and the PD Trust. As described in Note 16, we have entered into an agreement to settle the deferred payment obligations to the PI Trust in exchange for a cash payment of $632.0 million. This payment will increase our NOLs when made. A significant portion of this amount has already been recorded as a deferred tax asset for temporary differences. We expect to carryforward most of our NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. We believe that we will generate sufficient domestic taxable income to use all of our U.S. Federal NOLs prior to expiration.
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds and settlements, were $16.4 million for the six months, or approximately 8% of income before income taxes. Our annual cash tax rate is expected to be approximately 10%.
See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2014, together with a description of our emergence financing and post-emergence liquidity. For additional information regarding our Chapter 11 cases and asbestos-related litigation, see Note 2 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 9 to the Consolidated Financial Statements.
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
Approximately $100 million of the revolving credit facility replaces the cash-collateralized letter of credit facility in effect during the bankruptcy. At emergence, we entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of the term loan at 4.643%.
The emergence financing amount includes financing for the acquisition of the UNIPOL® polypropylene process licensing and related catalyst business in December 2013 and the settlement of the default interest claim on our pre-petition bank debt of $129 million.
The revolving credit facility and delayed draw term loan facility, together with cash we expect to generate during 2014, provide the liquidity required to cash settle the warrant issued to the PI Trust, currently expected to cost $490 million, and to purchase shares of Company common stock pursuant to the $500 million share repurchase program authorized by our Board of Directors following emergence. During the six months we repurchased 2,437,294 shares of Company common stock for $233.7 million.
As described in Note 2, in connection with our Joint Plan, we entered into agreements with the PI Trust that provide for deferred payments to the PI Trust of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024 secured by the Company's obligation to issue 77,372,257 shares of Company common stock in the event of default of such obligation. As described in Note 16, on August 1, 2014, we entered into an agreement to terminate these obligations for a cash payment of $632.0 million to be paid at a subsequent closing. The closing is to occur no later than three business days after we receive the proceeds of a financing to fund such payment but in no event later than October 31, 2014 subject to the satisfaction of certain closing conditions. Our obligation to make this payment is not subject to the completion of any financing. As a result of the Termination Agreement, we expect to record accelerated interest accretion of approximately $30 million in the 2014 third quarter.
We believe that our credit facilities, together with cash we expect to generate during 2014 and thereafter, are sufficient to finance our operations. We intend to seek additional financing to permit us to meet our obligations to terminate the deferred payment obligation and repurchase the warrant held by the PI Trust.
Cash Resources and Available Credit Facilities
At June 30, 2014, we had available liquidity of $885.6 million, consisting of $283.9 million in cash and cash equivalents ($77.1 million in the U.S.), $289.6 million available under the revolving credit facility, $250.0 million available on the delayed draw term loan, and $62.1 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of June 30, 2014:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$68.1	$7.8	12/31/2014
Other countries	124.0	54.3	Various through 2015
Total	$192.1	$62.1
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Six Months Ended June 30,
(In millions)	2014	2013
Net cash (used for) provided by operating activities	$(1,186.3)	$170.3
Net cash provided by (used for) investing activities	312.3	(558.1)
Net cash provided by financing activities	194.9	10.0
Effect of currency exchange rate changes on cash and cash equivalents	(1.8)	(16.7)
Decrease in cash and cash equivalents	(680.9)	(394.5)
Cash and cash equivalents, beginning of period	964.8	1,336.9
Cash and cash equivalents, end of period	$283.9	$942.4
Net cash used for operating activities for the six months was $1,186.3 million, compared with net cash provided by operating activities of $170.3 million for the prior-year period. The year-over-year change in cash flow was primarily due to the payment of $1,315.8 million to resolve liabilities subject to Chapter 11.

Net cash provided by investing activities for the six months was $312.3 million, compared with net cash used for investing activities of $558.1 million for the prior-year period. The year-over-year change in cash flow was primarily due to the prior-year use of cash for the December 2013 polypropylene acquisition and the current-year transfer of restricted cash and cash equivalents to cash as a result of the company's emergence from Chapter 11.
Net cash provided by financing activities for the six months was $194.9 million, compared with $10.0 million in the prior-year period. The year-over-year change in cash flow was primarily due to an increase in net borrowings under credit arrangements partially offset by the repurchase of 2,437,294 shares under the share repurchase program.
Included in net cash (used for) provided by operating activities are Chapter 11 emergence payments of $1,348.0 million for the six months, and accelerated defined benefit pension plan contributions of $75.0 million and $50.0 million, Chapter 11 expenses paid of $20.7 million and $7.1 million and expenditures for asbestos-related environmental remediation of $4.1 million and $3.3 million for the six months and prior-year period, respectively. These cash flows totaled $1,447.8 million and $60.4 million for the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2014, was $1,073.4 million. All pre-petition debt, including interest thereon, was paid upon emergence from bankruptcy.
See Note 9 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 7 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
U.S. advance-funded plans	$75.0	$—	$75.0	$50.0
U.S. pay-as-you-go plans(1)	1.6	1.4	3.3	2.8
Non-U.S. advance-funded plans	1.1	0.9	5.9	1.2
Non-U.S. pay-as-you-go plans	2.6	1.8	4.9	4.0
Total Cash Contributions	$80.3	$4.1	$89.1	$58.0
_______________________________________________________________________________

(1)	Excludes benefit payments of approximately $28 million which were paid from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
We made an accelerated contribution to our U.S. advance-funded plans of approximately $75 million in the second quarter.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $10.8 million to these plans during the six months compared with $5.2 million during the prior-year period.
Postretirement Benefits Other Than Pensions
We have provided certain health care and life insurance benefits for retired employees in the U.S., a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the second quarter and six months was $1.1 million and $2.2 million compared with $0.8 million and $2.0 million for the corresponding prior-year periods. We received Medicare subsidy payments of $0.2 million during the six months and $0.3 million during the prior-year period.
In June 2014, we announced plans to discontinue our postretirement medical plan for all U.S. employees effective October 31, 2014, and to reduce certain postretirement life insurance benefits. As a result of these actions, we recognized a gain of $41.9 million in other comprehensive income in the second quarter. We will amortize $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The $7.9 million gain recognized in the second quarter is reported as a separate line item in the Consolidated Statement of Operations. The remaining gain of $31.6 million will be recognized in the third and fourth quarters of 2014. The gain attributable to our current businesses is included in Adjusted EBIT, and the portion attributable to divested businesses is excluded from Adjusted EBIT. Our recorded liability for postretirement benefits is $3.8 million as of June 30, 2014.
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
In February 2014, the Venezuelan government announced plans to launch another foreign exchange mechanism, known as the SICAD2. This exchange mechanism became operational on March 24, 2014. The SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA and private companies. The use of this foreign exchange mechanism is expected to be accessible to all industry sectors and its use is not expected to be restricted as to purpose. The SICAD2 has not changed or eliminated the official exchange rate of the bolivar to the U.S. dollar.
The exchange rates published by the Central Bank of Venezuela at June 30, 2014, for the three legal exchange mechanisms administered by the Venezuelan government were as follows:

(a)	CENCOEX (successor of CADIVI): 6.3 bolivars to U.S. dollars (fixed, official rate);

(b)	SICAD1: 10.6 bolivars to U.S. dollars (variable);

(c)	SICAD2: 50.0 bolivars to U.S. dollars (variable).

As of June 30, 2014, we have exchanged bolivars for $0.1 million through the SICAD1 and have not exchanged bolivars through the SICAD2. Based on current market conditions and the needs of the business, we expect to purchase materials through one or more of these alternative exchange mechanisms in the future on a limited basis to support our operations in Venezuela.
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
There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. We continue to use the official exchange rate of 6.3 bolivars to U.S. dollars for remeasurement purposes. As of June 30, 2014, our bolivar-denominated net monetary asset position was $35.8 million, and bolivar-denominated sales represented approximately 1% of total sales for the six months.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: the cost and availability of raw materials and energy, developments affecting our underfunded and unfunded pension obligations, risks related to foreign operations, especially in emerging regions, acquisitions and divestitures of assets and gains and losses from dispositions or impairments, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation, developments with respect to unresolved pre-petition claims, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
See Note 4 for a discussion of our debt.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2014, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Notes 2 and 9 to the interim Consolidated Financial Statements in Part I of this Report are incorporated herein by reference.
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
The following table presents information regarding the repurchase of Grace common stock by Grace or any "affiliated purchaser" of Grace during the three months ended June 30, 2014:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2014 - 4/30/2014	767,800	96.14	767,800	359.1
5/1/2014 - 5/31/2014	481,000	92.60	481,000	314.6
6/1/2014 - 6/30/2014	572,594	92.64	572,594	261.5
Total	1,821,394	94.10	1,821,394	261.5
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

W. R. GRACE & CO. (Registrant)

Date: 8/7/2014	By:	/s/ ALFRED E. FESTA
Alfred E. Festa (Chairman and Chief Executive Officer)

Date: 8/7/2014	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 8/7/2014	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith