Form 10-Q
period 2014-09-30
W R GRACE & CO
filed 2014-11-06
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.01 par value per share	73,822,213 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of September 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
November 6, 2014

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net sales	$856.4	$771.3	$2,438.9	$2,284.0
Cost of goods sold	528.6	488.9	1,521.0	1,441.7
Gross profit	327.8	282.4	917.9	842.3
Selling, general and administrative expenses	147.7	129.7	428.5	405.1
Research and development expenses	20.5	15.0	61.3	48.5
Interest expense and related financing costs	14.7	10.7	37.0	32.1
Interest accretion on deferred payment obligations	43.7	—	65.5	—
Gain on termination of postretirement plans	(23.7)	—	(31.6)	—
Chapter 11 expenses, net of interest income	1.7	2.9	10.8	11.0
Equity in earnings of unconsolidated affiliate	(6.4)	(2.8)	(13.2)	(17.1)
Other expense, net	10.0	6.0	30.9	17.8
Total costs and expenses	208.2	161.5	589.2	497.4
Income before income taxes	119.6	120.9	328.7	344.9
Provision for income taxes	(44.6)	(43.6)	(66.7)	(117.4)
Net income	75.0	77.3	262.0	227.5
Less: Net income attributable to noncontrolling interests	(0.5)	(0.3)	(1.2)	(1.1)
Net income attributable to W. R. Grace & Co. shareholders	$74.5	$77.0	$260.8	$226.4
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$1.00	$1.00	$3.44	$2.97
Weighted average number of basic shares	74.7	76.7	75.9	76.2
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.99	$0.99	$3.40	$2.92
Weighted average number of diluted shares	75.6	77.9	76.8	77.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income	$75.0	$77.3	$262.0	$227.5
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(18.6)	0.2	3.2	3.4
Currency translation adjustments	(12.7)	4.8	(7.5)	(18.5)
Gain (loss) from hedging activities, net of income taxes	0.7	—	(1.0)	(0.4)
Other than temporary impairment of investment	0.8	—	0.8	—
Gain (loss) on securities available for sale, net of income taxes	0.4	—	(0.1)	—
Total other comprehensive income (loss) attributable to noncontrolling interests	0.7	(0.7)	0.8	(0.9)
Total other comprehensive income (loss)	(28.7)	4.3	(3.8)	(16.4)
Comprehensive income	46.3	81.6	258.2	211.1
Less: comprehensive (income) loss attributable to noncontrolling interests	(1.2)	0.4	(2.0)	(0.2)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$45.1	$82.0	$256.2	$210.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
OPERATING ACTIVITIES
Net income	$262.0	$227.5
Reconciliation to net cash (used for) provided by operating activities:
Depreciation and amortization	102.3	91.8
Equity in earnings of unconsolidated affiliate	(13.2)	(17.1)
Dividends received from unconsolidated affiliate	11.2	2.8
Chapter 11 expenses, net of interest income	10.8	11.0
Chapter 11 expenses paid	(29.0)	(11.2)
Asbestos and bankruptcy related charges, net	6.8	—
Cash paid to resolve liabilities subject to Chapter 11	(1,315.6)	—
Cash paid to settle deferred payment obligation	(632.0)	—
Provision for income taxes	66.7	117.4
Income taxes paid, net of refunds	(21.7)	(65.6)
Excess tax benefits from stock-based compensation	(0.7)	33.7
Interest accretion on deferred payment obligations	65.5	—
Interest accrued on bonds	2.2	—
Interest accrued on credit arrangements	3.9	—
Interest accrued on pre-petition liabilities subject to compromise	3.4	28.1
Defined benefit pension expense	19.5	22.9
Payments under defined benefit pension arrangements	(94.1)	(63.6)
Expenditures for environmental remediation	(9.7)	(11.2)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(51.4)	5.2
Inventories	(49.9)	(35.2)
Accounts payable	18.6	6.8
All other items, net	8.0	(0.7)
Net cash (used for) provided by operating activities	(1,636.4)	342.6
INVESTING ACTIVITIES
Capital expenditures	(121.7)	(117.9)
Businesses acquired, net of cash acquired	—	(15.8)
Transfer to short-term investments	—	(500.0)
Transfer from restricted cash and cash equivalents	395.4	12.4
Proceeds from sale of business	—	1.8
Other investing activities	5.7	4.2
Net cash provided by (used for) investing activities	279.4	(615.3)
FINANCING ACTIVITIES
Borrowings under credit arrangements	1,114.4	43.0
Repayments under credit arrangements	(750.0)	(46.0)
Proceeds from issuance of bonds	1,000.0	—
Payments for debt financing costs	(38.6)	—
Proceeds from exercise of stock options	17.6	30.9
Payments for repurchase of common stock	(334.4)	—
Excess tax benefits from stock-based compensation	0.7	(33.7)
Other financing activities	0.2	6.1
Net cash provided by financing activities	1,009.9	0.3
Effect of currency exchange rate changes on cash and cash equivalents	(9.7)	(9.8)
Decrease in cash and cash equivalents	(356.8)	(282.2)
Cash and cash equivalents, beginning of period	964.8	1,336.9
Cash and cash equivalents, end of period	$608.0	$1,054.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$608.0	$964.8
Restricted cash and cash equivalents	—	395.4
Trade accounts receivable, less allowance of $6.2 (2013—$6.0)	527.3	481.8
Inventories	337.3	295.3
Deferred income taxes	227.3	58.1
Other current assets	100.0	99.0
Total Current Assets	1,799.9	2,294.4
Properties and equipment, net of accumulated depreciation and amortization of $1,897.4 (2013—$1,876.8)	826.4	829.9
Goodwill	460.2	457.5
Technology and other intangible assets, net	296.2	315.5
Deferred income taxes	587.9	845.9
Asbestos-related insurance	—	500.0
Overfunded defined benefit pension plans	44.0	16.7
Investment in unconsolidated affiliate	108.8	96.2
Other assets	57.0	40.0
Total Assets	$4,180.4	$5,396.1
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$97.7	$81.1
Accounts payable	298.5	262.5
PI warrant liability	490.0	—
Other current liabilities	344.1	292.0
Total Current Liabilities	1,230.3	635.6
Debt payable after one year	1,929.3	29.6
Deferred income taxes	16.8	18.2
Income tax contingencies	18.9	5.0
Underfunded and unfunded defined benefit pension plans	328.9	299.6
Other liabilities	131.8	60.8
Total Liabilities Not Subject to Compromise	3,656.0	1,048.8
Liabilities Subject to Compromise—Note 2	—	3,776.1
Total Liabilities	3,656.0	4,824.9
Commitments and Contingencies—Note 9
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 74,207,115 (2013—77,046,143)	0.7	0.8
Paid-in capital	538.8	533.4
Retained earnings	276.6	15.8
Treasury stock, at cost: shares: 3,240,132 (2013—0)	(309.6)	—
Accumulated other comprehensive income	6.0	10.6
Total W. R. Grace & Co. Shareholders' Equity	512.5	560.6
Noncontrolling interests	11.9	10.6
Total Equity	524.4	571.2
Total Liabilities and Equity	$4,180.4	$5,396.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$537.3	$(240.3)	$(16.8)	$29.7	$9.9	$319.8
Net income	—	226.4	—	—	1.1	227.5
Stock based compensation	10.7	—	—	—	—	10.7
Exercise of stock options	15.8	—	15.1	—	—	30.9
Tax benefit related to stock plans	(33.7)	—	—	—	—	(33.7)
Shares issued	0.8	—	—	—	—	0.8
Other comprehensive loss	—	—	—	(15.5)	(0.9)	(16.4)
Balance, September 30, 2013	$530.9	$(13.9)	$(1.7)	$14.2	$10.1	$539.6
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2
Net income	—	260.8	—	—	1.2	262.0
Repurchase of common stock	—	—	(334.4)	—	—	(334.4)
Purchase of noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Stock based compensation	9.9	—	—	—	—	9.9
Exercise of stock options	(7.2)	—	24.8	—	—	17.6
Tax benefit related to stock plans	0.7	—	—	—	—	0.7
Shares issued	1.9	—	—	—	—	1.9
Other comprehensive income (loss)	—	—	—	(4.6)	0.8	(3.8)
Balance, September 30, 2014	$539.5	$276.6	$(309.6)	$6.0	$11.9	$524.4

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
W. R. Grace & Co. conducts all of its business through a single wholly owned subsidiary, W. R. Grace & Co.—Conn. ("Grace—Conn."). Grace—Conn. owns all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.
As used in these notes, the term "Company" refers to W. R. Grace & Co. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.
Chapter 11 Proceedings    On April 2, 2001 (the "Filing Date"), Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in order to resolve outstanding asbestos personal injury and property damage claims, including class-action lawsuits alleging damages from Zonolite® Attic Insulation ("ZAI"), a former Grace attic insulation product. In 2008, Grace and other parties filed a joint plan of reorganization with the Bankruptcy Court (as subsequently amended, the "Joint Plan"). Following the confirmation of the Joint Plan in 2011 by the Bankruptcy Court and in 2012 by a U.S. District Court, and the resolution of all appeals, Grace emerged from bankruptcy on February 3, 2014. (See Note 2 for Chapter 11 information.)
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
The results of operations for the nine-month interim period ended September 30, 2014, are not necessarily indicative of the results of operations for the year ending December 31, 2014.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as litigation (see Note 2), income taxes (see Note 6), and environmental remediation (see Note 9);

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
Licensing Revenue Recognition    Grace typically bundles the license, the basic process design package, and training and consulting-type services into one fixed price contract. The fixed price contract revenue is recognized on a straight-line basis over the period of performance of the contract, except for contingent revenue associated with a final performance guarantee. Revenue associated with the performance guarantee is considered contingent; therefore, revenue is recognized when customer acceptance is obtained. Other services that are sold in connection with license arrangements and billed on a variable basis, and process control software, generally qualify for separate accounting, with revenue recognized as earned.
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
Change in Accounting Principle Regarding Pension Benefits    During 2013, Grace changed its method of accounting for actuarial gains and losses relating to its global defined benefit pension plans to a more preferable method under U.S. GAAP. Grace's new method of accounting is referred to as "mark-to-market accounting" and includes immediate recognition of actuarial gains and losses in the period in which they occur. Under Grace's previous accounting method, such amounts were deferred and amortized. In addition, Grace will no longer update the balance sheet funded status of its pension plans each quarter for changes in discount rates and actual returns on assets, but rather will perform such update annually as of the end of each year. Should a significant event occur, Grace's pension obligation and plan assets would be remeasured at an interim period, and the gains or losses on remeasurement would be recognized in that period. This new accounting method was adopted in the 2013 fourth quarter and retrospectively applied to Grace's financial results for all periods presented.
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
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Consolidated Statements of Operations

	Three months ended September 30, 2013
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$486.6	$488.9	$2.3
Gross profit	284.7	282.4	(2.3)
Selling, general and administrative expenses	125.2	129.7	4.5
Defined benefit pension expense	18.2	—	(18.2)
Total costs and expenses	175.2	161.5	(13.7)
Income before income taxes	109.5	120.9	11.4
Provision for income taxes	(39.8)	(43.6)	(3.8)
Net income	69.7	77.3	7.6
Net income attributable to W. R. Grace & Co. shareholders	69.4	77.0	7.6
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	0.90	1.00	0.10
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	0.89	0.99	0.10

	Nine months ended September 30, 2013
(In millions, except per share amounts)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$1,432.2	$1,441.7	$9.5
Gross profit	851.8	842.3	(9.5)
Selling, general and administrative expenses	391.7	405.1	13.4
Defined benefit pension expense	54.9	—	(54.9)
Total costs and expenses	538.9	497.4	(41.5)
Income before income taxes	312.9	344.9	32.0
Provision for income taxes	(106.7)	(117.4)	(10.7)
Net income	206.2	227.5	21.3
Net income attributable to W. R. Grace & Co. shareholders	205.1	226.4	21.3
Basic earnings per share
Net income attributable to W. R. Grace & Co. shareholders	2.69	2.97	0.28
Diluted earnings per share
Net income attributable to W. R. Grace & Co. shareholders	2.64	2.92	0.28

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Consolidated Statements of Cash Flows

	Nine months ended September 30, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income	$206.2	$227.5	$21.3
Provision for income taxes	106.7	117.4	10.7
Defined benefit pension expense	54.9	22.9	(32.0)
Inventories	(37.7)	(35.2)	2.5
All other items, net(1)	(7.1)	(9.6)	(2.5)
_______________________________________________________________________________

(1)	Includes only those items which relate to the change in accounting method to mark-to-market accounting.
Consolidated Statements of Equity

	September 30, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Retained earnings (Accumulated Deficit)
Beginning balance	$395.2	$(240.3)	$(635.5)
Net income	205.1	226.4	21.3
Ending balance	600.3	(13.9)	(614.2)

Accumulated other comprehensive income (loss)
Beginning balance	$(607.3)	$29.7	$637.0
Other comprehensive income (loss)	79.6	(15.5)	(95.1)
Ending balance	(527.7)	14.2	541.9

Total equity	$611.9	$539.6	$(72.3)
Consolidated Statements of Comprehensive Income

	Three months ended September 30, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Net income	$69.7	$77.3	$7.6
Defined benefit pension and other postretirement plans, net of income taxes	28.8	0.2	(28.6)
Currency translation adjustments	5.0	4.8	(0.2)
Total other comprehensive income (loss)	33.1	4.3	(28.8)
Comprehensive income	102.8	81.6	(21.2)
Comprehensive income attributable to W. R. Grace & Co. shareholders	103.2	82.0	(21.2)

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

	Nine months ended September 30, 2013
(In millions)	Previously Reported	Revised	Effect of Change
Net income	$206.2	$227.5	$21.3
Defined benefit pension and other postretirement plans, net of income taxes	98.3	3.4	(94.9)
Currency translation adjustments	(18.3)	(18.5)	(0.2)
Total other comprehensive income (loss)	78.7	(16.4)	(95.1)
Comprehensive income	284.9	211.1	(73.8)
Comprehensive income attributable to W. R. Grace & Co. shareholders	284.7	210.9	(73.8)
Effect of New Accounting Standards    In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update is intended to improve the consistency surrounding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists, requiring the unrecognized tax benefit to` be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new requirements are effective for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this standard for the 2014 first quarter, and it did not have a material effect on the Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. Grace is currently evaluating its effect on the Consolidated Financial Statements and will adopt this standard when it becomes applicable.
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

Under the Joint Plan Grace was also obligated to make deferred payments to the PI Trust of $110 million per year for 5 years beginning in 2019, and $100 million per year for 10 years beginning in 2024, which obligation was secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default, subject to customary anti-dilution provisions. However, in August 2014, Grace and the PI Trust entered into an agreement to settle the deferred payment obligation in exchange for a cash payment of $632 million. Grace made such payment on September 18, 2014, and has no further obligation to make any additional payments to the PI Trust in respect of the deferred payment obligation.
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
Following the Effective Date, unresolved non-ZAI PD Claims are to be litigated in the Bankruptcy Court and any future non-ZAI PD Claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the Bankruptcy Court. To the extent any such PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Account in respect of the PD Obligation. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims, as it does not believe that payment on any such claims is probable. As of September 30, 2014, Grace paid $0.4 million to the PD Trust since the Effective Date to fund the payment of two non-ZAI PD Claims that were filed in the Chapter 11 Cases but not resolved until after the Effective Date.
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
The PI Trust deferred payment obligation of $110 million per year for 5 years beginning January 2, 2019, and of $100 million per year for 10 years beginning January 2, 2024, was recorded at fair value of $567 million on the Effective Date. The value of the deferred payment obligation was estimated based on (i) interest rates; (ii) the Company's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of the Company's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement. In August 2014, Grace and the PI Trust entered into an agreement to settle the deferred payment obligation in exchange for a cash payment of $632 million. Grace made such payment on September 18, 2014, and has no further obligation to make any additional payments to the PI Trust in respect of the deferred payment obligation.
Grace also recorded a deferred payment obligation of $27.5 million representing the present value of the $30 million payment due to the ZAI PD Account on February 3, 2017. This amount is included in "debt payable after one year" in the accompanying September 30, 2014, Consolidated Balance Sheet.
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share was recorded at its estimated value of $490 million on the Effective Date based on the current trading range of Company common stock, other valuation factors, and the settlement described below.
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
Effect on Company Common Stock    Under the Joint Plan holders of Company common stock as of the Effective Date retained their shares, but the interests of shareholders are subject to dilution in the event of default with respect to the deferred payment obligation to the PD Trust under the Company's security obligation.
Debt Capital    As of December 31, 2013, all of the Debtors' pre-petition debt was in default due to the Filing. The accompanying December 31, 2013, Consolidated Balance Sheet reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise." All debt subject to compromise was paid in full. See Note 4 for a discussion of Grace's emergence financing.
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
Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Legal and financial advisory fees	$1.7	$3.6	$10.9	$12.4
Interest income	—	(0.7)	(0.1)	(1.4)
Chapter 11 expenses, net of interest income	$1.7	$2.9	$10.8	$11.0
Pursuant to ASC 852, interest income earned on the Debtors' cash balances while in bankruptcy was offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statement of Operations

(In millions) (Unaudited)	Nine Months Ended September 30, 2013
Net sales, including intercompany	$1,077.1
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	668.4
Selling, general and administrative expenses	176.0
Depreciation and amortization	51.4
Chapter 11 expenses, net of interest income	11.0
Research and development expenses	27.8
Interest expense and related financing costs	28.1
Other income, net	(43.6)
919.1
Income before income taxes and equity in net income of non-filing entities	158.0
Provision for income taxes	(63.4)
Income before equity in net income of non-filing entities	94.6
Equity in net income of non-filing entities	131.8
Net income attributable to W. R. Grace & Co. shareholders	$226.4

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statement of Cash Flows

(In millions) (Unaudited)	Nine Months Ended September 30, 2013
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$226.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	51.4
Equity in net income of non-filing entities	(131.8)
Provision for income taxes	63.4
Income taxes paid, net of refunds	(3.6)
Excess tax benefits from stock-based compensation	33.7
Interest accrued on pre-petition liabilities subject to compromise	28.1
Defined benefit pension expense	9.9
Payments under defined benefit pension arrangements	(54.2)
Changes in assets and liabilities, excluding the effect of foreign currency translation:
Trade accounts receivable	(7.5)
Inventories	(34.2)
Accounts payable	7.5
All other items, net	17.2
Net cash provided by operating activities	206.3
Investing Activities
Capital expenditures	(68.6)
Transfer to short-term investments	(500.0)
Transfer to restricted cash and cash equivalents	(11.2)
Net cash used for investing activities	(579.8)
Financing Activities
Borrowings under credit arrangements	0.3
Repayments under credit arrangements	(0.6)
Proceeds from exercise of stock options	31.7
Excess tax benefits from stock-based compensation	(33.7)
Net cash used for financing activities	(2.3)
Net decrease in cash and cash equivalents	(375.8)
Cash and cash equivalents, beginning of period	1,064.2
Cash and cash equivalents, end of period	$688.4

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
This summary of the terms of various agreements does not purport to be complete and is qualified in its entirety by reference to the Joint Plan, the Confirmation Order, the Asbestos Trust Agreements, the Asbestos Insurance Transfer Agreement, the Deferred Payment Agreements, the Guarantee Agreements, the Share Issuance Agreement, the Warrant Agreement, the Warrant Implementation Letter, the Warrant Registration Rights Agreement, and the PI Deferred Payment Obligation Termination Agreement, which have been filed with the SEC.

Notes to Consolidated Financial Statements (Continued)

3. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2014, and December 31, 2013:

(In millions)	September 30, 2014	December 31, 2013
Raw materials	$89.2	$69.7
In process	50.8	41.8
Finished products	165.8	152.4
Other	31.5	31.4
	$337.3	$295.3
4. Debt
Components of Debt

(In millions)	September 30, 2014	December 31, 2013
5.125% senior notes due 2021	$700.0	$—
U.S. dollar term loan, net of unamortized discount of $2.1 at September 30, 2014	694.4	—
5.625% senior notes due 2024	300.0	—
Euro term loan, net of unamortized discount of $0.5 at September 30, 2014	189.5	—
Debt payable—unconsolidated affiliate	31.0	28.8
Deferred payment obligation	28.0	—
Other borrowings	84.1	81.9
Total debt	2,027.0	110.7
Less debt payable within one year	97.7	81.1
Debt payable after one year	$1,929.3	$29.6
Debt Subject to Compromise
Bank borrowings	$—	$500.0
Accrued interest on bank borrowings	—	471.0
Default interest settlement	—	129.0
Drawn letters of credit	—	26.7
Accrued interest on drawn letters of credit	—	11.1
	$—	$1,137.8
Weighted average interest rates on total debt	4.3%	3.6%
At September 30, 2014, the fair value of Grace's debt payable approximated the recorded value of $2,027.0 million. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. Grace's debt subject to compromise was paid in full.
Credit Agreement
On the Effective Date, Grace entered into a Credit Agreement (the "Credit Agreement") in connection with its exit financing. The Credit Agreement provides for:

(a)	$700 million term loan due in 2021, with interest at LIBOR +225 bps with a 75 bps floor;

(b)	€150 million term loan due in 2021, with interest at EURIBOR +250 bps with a 75 bps floor;

Notes to Consolidated Financial Statements (Continued)

4. Debt (Continued)

(c)	$400 million revolving credit facility due in 2019, with interest at LIBOR +175 bps; and

(d)	$250 million delayed draw term loan facility available for 12 months, with amounts drawn due in 2021, with interest at LIBOR +225 bps with a 75 bps floor.
The term loans will amortize in equal monthly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof.
The Credit Agreement contains customary negative and affirmative covenants and events of default. To secure its obligations under the Credit Agreement, the Company has granted security interests in the shares of its Grace—Conn. and Alltech Associates, Inc. subsidiaries, substantially all of its U.S. non-real estate assets and property, and certain U.S. real estate.
This summary of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which has been filed with the SEC.
Senior Notes
On September 16, 2014, Grace—Conn. (the "Issuer") issued $1,000.0 million of senior unsecured notes (the "Notes") in two tranches:

(a)	$700 million in aggregate principal amount of Notes due 2021 at a coupon rate of 5.125%, and

(b)	$300 million in aggregate principal amount of Notes due 2024 at a coupon rate of 5.625%.
The Notes were priced at 100% of par and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, (the "Securities Act"). The net proceeds received from issuance were $985.5 million, a portion of which was used to terminate Grace's obligations under the deferred payment agreement with the PI Trust for $632.0 million and to repay amounts outstanding under Grace's revolving credit facility. The remaining proceeds from the Notes will be used to partially fund the settlement of the warrant issued to the PI Trust and for other general corporate purposes. Interest is payable on the Notes on each April 1 and October 1, commencing April 1, 2015.
Grace may redeem some or all of the Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points, in each case, accrued and unpaid interest to, but excluding, the date of redemption. In the event of a change in control, Grace will be required to offer to purchase the Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest.
The Notes are jointly and severally guaranteed on a full and unconditional senior unsecured basis by the Company and Alltech Associates, Inc., a wholly-owned subsidiary of the Issuer (the "Guarantors"). The Notes and guarantees are senior obligations of the Issuer and the Guarantors, respectively, and will rank equally with all of the existing and future unsubordinated obligations of the Issuer and the Guarantors, respectively. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to the debt and other liabilities of Grace’s non-guarantor subsidiaries.
The Notes were issued subject to customary negative covenants and events of default. Generally, if any event of default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding series of Notes may declare all the Notes of such series to be due and payable immediately.
This summary of the indentures and the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which have been filed with the SEC.

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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
See Note 4 for a discussion of the fair value of Grace's debt. At September 30, 2014, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2014, there were no current open swap contracts.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying purchases affect income. At September 30, 2014, the contract volume, or notional amount, of the commodity option contracts was 3.3 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until August 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2014, the contract volume, or notional amount, of the commodity contracts was 1.4 million pounds with a total contract value of $1.2 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013:

	Fair Value Measurements at September 30, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$5.6	$—	$5.6	$—
Interest rate derivatives	0.2	—	0.2	—
Commodity derivatives	0.1	—	0.1	—
Total Assets	$5.9	$—	$5.9	$—
Liabilities
Currency derivatives	$0.8	$—	$0.8	$—
Interest rate derivatives	2.1	—	2.1	—
Total Liabilities	$2.9	$—	$2.9	$—

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2013, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.1	$—	$2.1	$—
Total Assets	$2.1	$—	$2.1	$—
Liabilities
Currency derivatives	$6.9	$—	$6.9	$—
Commodity derivatives	0.1	—	0.1	—
Total Liabilities	$7.0	$—	$7.0	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013:

September 30, 2014 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.1	Other current liabilities	$—
Currency contracts	Other current assets	0.7	Other current liabilities	0.1
Interest rate contracts	Other current assets	—	Other current liabilities	2.1
Currency contracts	Other assets	1.4	Other liabilities	—
Interest rate contracts	Other assets	0.2	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	3.5	Other current liabilities	0.7
Total derivatives		$5.9		$2.9

December 31, 2013 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	1.0	Other current liabilities	—
Currency contracts	Other assets	1.0	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	6.9
Total derivatives		$2.1		$7.0

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income ("OCI") for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.1	Interest expense	$—
Currency contracts	0.2	Other expense	0.2
Total derivatives	$1.3		$0.2

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$2.6

Nine Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.8)	Interest expense	$—
Currency contracts	0.1	Other expense	—
Commodity contracts	0.4	Cost of goods sold	0.2
Total derivatives	$(1.3)		$0.2

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$7.4

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

Three Months Ended September 30, 2013 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.3	Other expense	$0.5
Currency contracts	—	Cost of goods sold	(0.1)
Commodity contracts	(0.1)	Cost of goods sold	(0.3)
Total derivatives	$0.2		$0.1

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(9.9)

Nine Months Ended September 30, 2013 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$1.0	Other expense	$1.3
Currency contracts	(0.2)	Cost of goods sold	(0.2)
Commodity contracts	(0.4)	Cost of goods sold	(0.1)
Total derivatives	$0.4		$1.0

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(5.8)
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. During 2014, Grace designated its €149.3 million term loan principal as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative instruments designated as net investment hedges. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements and Risk (Continued)

Three Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$13.0	Not applicable	$—
Total nonderivatives	$13.0		$—

Nine Months Ended September 30, 2014 (In millions)	Amount of Gain or (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$14.8	Not applicable	$—
Total nonderivatives	$14.8		$—
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
6. Income Taxes
The annualized effective tax rate on 2014 forecasted income is estimated to be 24.6% as of September 30, 2014, compared with 28.5% for the year ended December 31, 2013. The decrease in the rate compared with the prior year primarily relates to higher discrete tax benefits in 2014, including a benefit for the release of reserves related to uncertain tax positions.
Grace has generally not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. Grace generated approximately $1,300 million in U.S. Federal net operating losses during 2014, including approximately $670 million upon emergence from bankruptcy and $632 million upon payment of the PI deferred payment obligation in the third quarter. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, Grace expects to receive U.S. Federal income tax deductions upon settlement of the warrant held by the PI Trust and upon payment of the PD deferred payment obligation. The expected settlement amounts have already been recorded as deferred tax assets for temporary differences. Grace expects to carryforward most of its NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at September 30, 2014, of $803.4 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset(2)
United States—Federal(1)	$705.4	$(2.3)	$703.1
United States—States(1)	78.8	(10.0)	68.8
Germany	24.3	—	24.3
Other Foreign	8.5	(1.3)	7.2
Total	$817.0	$(13.6)	$803.4
_______________________________________________________________________________

(1)
The U.S. Federal deductions generated during 2014 relating to emergence of $670 million and settlement of the PI deferred payment obligation of $632 million, plus the future $490 million warrant settlement and $28 million PD deferred payment obligation, account for a significant portion of the U.S. Federal and State deferred tax assets.

(2)
The noncurrent deferred tax asset of $587.9 million reflected in the September 30, 2014, Consolidated Balance Sheet is net of $5.1 million of income tax contingencies related to these deferred tax assets.

Grace will need to generate approximately $2,000 million of U.S. Federal taxable income by 2035 (or approximately $100 million per year during the carryforward period) to fully realize the U.S. Federal and a majority of the U.S. State net deferred tax assets.
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
Based on the status of examinations in taxing jurisdictions and relevant statutes and regulatory guidance, in the 2014 second quarter Grace recognized $59.6 million of benefits associated with reserves related to uncertain tax positions. Grace believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by approximately $1 million.

Notes to Consolidated Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2014	December 31, 2013
Overfunded defined benefit pension plans	$44.0	$16.7
Underfunded defined benefit pension plans	(18.6)	(66.2)
Unfunded defined benefit pension plans(1)	(310.3)	(233.4)
Total underfunded and unfunded defined benefit pension plans	(328.9)	(299.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise(1)	—	(123.6)
Pension liabilities included in other current liabilities	(15.5)	(15.0)
Net funded status	$(300.4)	$(421.5)
_______________________________________________________________________________

(1)
At emergence, Grace paid approximately $27 million of the unfunded defined benefit pension plan liability included in liabilities subject to compromise and reclassified the remaining balance to unfunded defined benefit pension plans.

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $44.0 million as of September 30, 2014, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $344.4 million as of September 30, 2014.
Postretirement Benefits Other Than Pensions    Grace has provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders' Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
In June 2014, Grace announced plans to discontinue its postretirement medical plan for all U.S. employees effective October 31, 2014, and to eliminate certain postretirement life insurance benefits. As a result of these actions, Grace recognized a gain of $41.9 million in other comprehensive income in the 2014 second quarter. Grace will amortize $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The $31.6 million gain recognized during the nine months ended September 30, 2014, is reported as a separate line item in the Consolidated Statement of Operations.

Notes to Consolidated Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended September 30,
	2014			2013
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.8	$2.7	$—	$6.3	$2.8	$—
Interest cost	15.0	5.7	0.1	12.9	5.0	0.5
Expected return on plan assets	(17.4)	(3.9)	—	(17.0)	(3.4)	—
Amortization of prior service cost (credit)	0.1	—	(0.9)	0.2	—	—
Amortization of net deferred actuarial loss	—	—	0.2	—	—	0.2
Gain on termination of postretirement plans	—	—	(23.7)	—	—	—
Net periodic benefit cost (income)	$3.5	$4.5	$(24.3)	$2.4	$4.4	$0.7

	Nine Months Ended September 30,
	2014			2013
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$17.6	$8.2	$0.1	$18.9	$8.2	$0.1
Interest cost	45.1	17.0	1.0	38.9	15.2	1.6
Expected return on plan assets	(52.4)	(11.7)	—	(51.0)	(10.4)	—
Amortization of prior service cost (credit)	0.5	—	(1.4)	0.6	—	—
Amortization of net deferred actuarial (gain) loss	—	—	(0.1)	—	—	0.4
Mark-to-market adjustment	(3.1)	—	—	—	—	—
Gain on termination of postretirement plans	—	—	(31.6)	—	—	—
Net periodic benefit cost (income)	$7.7	$13.5	$(32.0)	$7.4	$13.0	$2.1
At emergence, benefit payments of approximately $27 million were paid from a U.S. nonqualified pension plan in connection with Grace's emergence from bankruptcy. As a result, that plan was remeasured as of March 1, 2014, using a discount rate of 4.43%. The remeasurement resulted in a mark-to-market gain of $3.1 million.
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and nine months ended September 30, 2014, were $3.6 million and $10.2 million compared with $3.2 million and $9.9 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

8. Other Balance Sheet Accounts

(In millions)	September 30, 2014	December 31, 2013
Other Current Liabilities
Accrued compensation	$70.2	$62.4
Income tax payable	43.2	32.0
Customer volume rebates	37.2	33.3
Environmental contingencies	22.7	1.3
Deferred revenue	15.8	14.3
Pension liabilities	15.5	15.0
Deferred tax liability	0.1	0.1
Other accrued liabilities	139.4	133.6
	$344.1	$292.0
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
Environmental Remediation    Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Grace accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.
Grace's environmental liabilities are reassessed whenever circumstances become better defined or response efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties.
Estimated Investigation and Remediation Costs
At September 30, 2014, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $60.0 million, compared with $135.9 million at December 31, 2013. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts. As of September 30, 2014, claim payments of $75.9 million were made in connection with Grace's emergence from Chapter 11. Net cash paid against previously established reserves for the nine months ended September 30, 2014 and 2013, were $9.7 million and $11.2 million, respectively.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingent Liabilities (Continued)

vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. The U.S. Environmental Protection Agency (EPA) has identified sites, including some owned by Grace, which used, stored or processed vermiculite concentrate from the Libby mine. EPA, Grace and/or other potentially responsible parties have conducted response actions at the mine and those sites identified by EPA as requiring remedial action. With respect to the Grace-owned Libby vermiculite mine and the surrounding area, EPA and Grace are engaged in a remedial investigation of these areas, and EPA will determine an appropriate cleanup standard and remedy.
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
Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby at September 30, 2014, and December 31, 2013, was $16.6 million and $60.4 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At September 30, 2014, and December 31, 2013, Grace's estimated liability for response costs at sites not related to its former vermiculite mining and processing activities was $43.4 million and $75.5 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

•	Performance guarantees are offered to customers under certain licensing arrangements. Grace has not established a liability for these arrangements based on past performance.

•	Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims.

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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At September 30, 2014, Grace had gross financial assurances issued and outstanding of $143.2 million, composed of $39.2 million of surety bonds issued by various insurance companies and $104.0 million of standby letters of credit and other financial assurances issued by various banks.
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
10. Restructuring Expenses and Asset Impairments
In the third quarter, Grace incurred costs from restructuring actions as a result of changes in its business environment and business structure. Grace incurred $0.8 million ($0.1 million in Construction Products, $0.1 million in Materials Technologies, and $0.6 million in Catalysts Technologies) of restructuring expenses during the third quarter, compared with $3.6 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2015.
Also in the third quarter, Grace incurred an asset impairment charge of $4.5 million related to an unconsolidated investment.

Restructuring Expenses and Asset Impairments (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring expenses	$0.8	$3.6	$3.5	$8.7
Asset impairments	4.6	—	14.3	—
Total restructuring expenses and asset impairments	$5.4	$3.6	$17.8	$8.7

Restructuring Liability (In millions)	Total
Balance, December 31, 2013	$4.4
Accruals for severance and other costs	3.5
Payments	(4.8)
Currency translation adjustments and other	(0.3)
Balance, September 30, 2014	$2.8

Notes to Consolidated Financial Statements (Continued)

11. Other Expense, net

Components of other expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Restructuring expenses and asset impairments	$5.4	$3.6	$17.8	$8.7
Provision for environmental remediation	4.2	1.7	8.8	4.0
Asbestos and bankruptcy-related charges, net	0.4	—	6.8	—
Interest income	(0.3)	(0.2)	(1.3)	(0.5)
Net loss on sales of investments and disposals of assets	0.3	1.1	1.0	—
Currency and other financial losses in Venezuela	1.0	—	1.0	8.5
Currency transaction effects	(1.6)	1.3	(0.9)	2.1
Other miscellaneous (income) expense	0.6	(1.5)	(2.3)	(5.0)
Total other expense, net	$10.0	$6.0	$30.9	$17.8
12. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Gain on termination of postretirement plans	$(23.7)	$5.5	$(18.2)
Amortization of net prior service credit included in net periodic benefit cost	(0.8)	0.3	(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(24.3)	5.7	(18.6)
Currency translation adjustments	(12.7)	—	(12.7)
Gain from hedging activities	1.1	(0.4)	0.7
Other than temporary impairment of investment	0.8	—	0.8
Gain on securities available for sale	0.7	(0.3)	0.4
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(34.4)	$5.0	$(29.4)

Nine Months Ended September 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net gain due to postretirement plan changes	$41.9	$(14.7)	$27.2
Gain on termination of postretirement plans	(31.6)	8.3	(23.3)
Amortization of net prior service credit included in net periodic benefit cost	(0.9)	0.3	(0.6)
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.1)	—	(0.1)
Benefit plans, net	9.3	(6.1)	3.2
Currency translation adjustments	(7.5)	—	(7.5)
Loss from hedging activities	(1.5)	0.5	(1.0)
Other than temporary impairment of investment	0.8	—	0.8
Loss on securities available for sale	(0.1)	—	(0.1)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$1.0	$(5.6)	$(4.6)

Notes to Consolidated Financial Statements (Continued)

12. Other Comprehensive Income (Loss) (Continued)

Three Months Ended September 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.2	$(0.2)	$—
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Other changes in funded status	—	0.1	0.1
Benefit plans, net	0.4	(0.2)	0.2
Currency translation adjustments	4.8	—	4.8
Gain from hedging activities	0.1	(0.1)	—
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$5.3	$(0.3)	$5.0

Nine Months Ended September 30, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.6	$(0.3)	$0.3
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.4	(0.2)	0.2
Other changes in funded status	4.4	(1.5)	2.9
Benefit plans, net	5.4	(2.0)	3.4
Currency translation adjustments	(18.5)	—	(18.5)
Loss from hedging activities	(0.6)	0.2	(0.4)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(13.7)	$(1.8)	$(15.5)
The following tables present the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	27.2	(7.5)	(0.8)	—	(0.7)	18.2
Amounts reclassified from accumulated other comprehensive income	(24.0)	—	(0.2)	0.8	0.6	(22.8)
Net current-period other comprehensive income (loss)	3.2	(7.5)	(1.0)	0.8	(0.1)	(4.6)
Ending balance	$9.8	$(2.3)	$(1.5)	$—	$—	$6.0

Notes to Consolidated Financial Statements (Continued)

12. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$2.0	$28.8	$(0.3)	$(0.8)	$29.7
Other comprehensive income (loss) before reclassifications	2.9	(18.5)	0.4	—	(15.2)
Amounts reclassified from accumulated other comprehensive income	0.5	—	(0.8)	—	(0.3)
Net current-period other comprehensive income (loss)	3.4	(18.5)	(0.4)	—	(15.5)
Ending balance	$5.4	$10.3	$(0.7)	$(0.8)	$14.2
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
See Note 7 for a discussion of pension plans and other postretirement benefit plans.
13. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$74.5	$77.0	$260.8	$226.4
Denominators
Weighted average common shares—basic calculation	74.7	76.7	75.9	76.2
Dilutive effect of employee stock options	0.9	1.2	0.9	1.4
Weighted average common shares—diluted calculation	75.6	77.9	76.8	77.6
Basic earnings per share	$1.00	$1.00	$3.44	$2.97
Diluted earnings per share	$0.99	$0.99	$3.40	$2.92
There were approximately 0.4 million and 0.3 million anti-dilutive options outstanding for the three and nine months ended September 30, 2014 and 2013. The effect of the warrant for 10 million shares issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
On February 4, 2014, Grace announced that the Grace Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. During the nine months ended September 30, 2014, Grace repurchased 3,489,819 shares of Company common stock for $334.4 million pursuant to the terms of the share repurchase program.

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
Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net Sales
Catalysts Technologies	$329.3	$273.7	$927.0	$831.1
Materials Technologies	229.1	220.1	685.0	663.7
Construction Products	298.0	277.5	826.9	789.2
Total	$856.4	$771.3	$2,438.9	$2,284.0
Adjusted EBIT
Catalysts Technologies segment operating income	$100.9	$77.4	$269.6	$248.4
Materials Technologies segment operating income	48.7	46.8	143.9	135.9
Construction Products segment operating income	48.9	45.6	119.3	113.7
Corporate costs	(23.8)	(20.9)	(69.1)	(65.4)
Gain on termination of postretirement plans related to current businesses	14.2	—	18.9	—
Certain pension costs	(8.0)	(6.8)	(24.3)	(20.4)
Total	$180.9	$142.1	$458.3	$412.2
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums.
Grace Adjusted EBIT for the three and nine months ended September 30, 2014 and 2013, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

14. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Grace Adjusted EBIT	$180.9	$142.1	$458.3	$412.2
Costs related to Chapter 11	(1.8)	(3.9)	(11.1)	(11.0)
Asbestos-related costs	(2.5)	(1.3)	(3.8)	(4.0)
Asbestos and bankruptcy-related charges, net	(0.4)	—	(6.8)	—
Pension MTM adjustment and other related costs, net	—	—	4.8	(2.5)
Gain on termination of postretirement plans related to divested businesses	9.5	—	12.7	—
Restructuring expenses and asset impairments	(5.4)	(3.6)	(17.8)	(8.7)
Gain on sale of product line	—	—	0.2	—
Income and expense items related to divested businesses	(2.1)	(2.2)	(6.8)	(3.7)
Interest expense and related financing costs	(14.7)	(10.7)	(37.0)	(32.1)
Interest accretion on deferred payment obligations	(43.7)	—	(65.5)	—
Currency and other financial losses in Venezuela	(1.0)	—	(1.0)	(6.9)
Interest income	0.3	0.2	1.3	0.5
Net income attributable to noncontrolling interests	0.5	0.3	1.2	1.1
Income before income taxes	$119.6	$120.9	$328.7	$344.9
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net Sales
United States	$265.4	$227.6	$735.6	$668.7
Canada and Puerto Rico	22.2	20.5	60.4	54.0
Total North America	287.6	248.1	796.0	722.7
Europe Middle East Africa	280.8	273.7	839.2	816.2
Asia Pacific	192.6	155.0	529.5	478.7
Latin America	95.4	94.5	274.2	266.4
Total	$856.4	$771.3	$2,438.9	$2,284.0
15. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $108.8 million and $96.2 million as of September 30, 2014, and December 31, 2013, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $6.4 million and $13.2 million for the three and nine months ended September 30, 2014, compared with $2.8 million and $17.1 million for the three and nine months ended September 30, 2013, respectively.

Notes to Consolidated Financial Statements (Continued)

15. Unconsolidated Affiliate (Continued)

Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Grace sales of catalysts to ART	$67.8	$69.2	$197.8	$174.2
Charges for fixed costs, research and development and selling, general and administrative services to ART	6.1	7.0	20.7	22.5
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 27, 2015. No amounts were outstanding at September 30, 2014, and December 31, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2014, as the "third quarter", the quarter ended September 30, 2013, as the "prior-year quarter," the quarter ended March 31, 2014, as the "2014 first quarter," the quarter ended June 30, 2014, as the "2014 second quarter," the nine months ended September 30, 2014, as the "nine months," and the nine months ended September 30, 2013, as the "prior-year period." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales increased 11.0% to $856.4 million.

•	Adjusted EBIT increased 27.3% to $180.9 million.

•	Grace net income decreased 3.2% to $74.5 million or $0.99 per diluted share. Adjusted EPS was $1.07 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 29.8% on a trailing four quarters basis compared with 27.4% for the 2013 fourth quarter.
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

Global Scope
We operate our business on a global scale with approximately 71% of our annual 2013 sales and 70% of our nine months sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the third quarter compared with the prior-year quarter and the nine months compared with the prior-year period. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net sales:
Catalysts Technologies	$329.3	$273.7	20.3%	$927.0	$831.1	11.5%
Materials Technologies	229.1	220.1	4.1%	685.0	663.7	3.2%
Construction Products	298.0	277.5	7.4%	826.9	789.2	4.8%
Total Grace net sales	$856.4	$771.3	11.0%	$2,438.9	$2,284.0	6.8%
Net sales by region:
North America	$287.6	$248.1	15.9%	$796.0	$722.7	10.1%
Europe Middle East Africa	280.8	273.7	2.6%	839.2	816.2	2.8%
Asia Pacific	192.6	155.0	24.3%	529.5	478.7	10.6%
Latin America	95.4	94.5	1.0%	274.2	266.4	2.9%
Total net sales by region	$856.4	$771.3	11.0%	$2,438.9	$2,284.0	6.8%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$100.9	$77.4	30.4%	$269.6	$248.4	8.5%
Materials Technologies segment operating income	48.7	46.8	4.1%	143.9	135.9	5.9%
Construction Products segment operating income	48.9	45.6	7.2%	119.3	113.7	4.9%
Corporate costs	(23.8)	(20.9)	(13.9)%	(69.1)	(65.4)	(5.7)%
Gain on termination of postretirement plans related to current businesses	14.2	—	NM	18.9	—	NM
Certain pension costs(B)	(8.0)	(6.8)	(17.6)%	(24.3)	(20.4)	(19.1)%
Adjusted EBIT	180.9	142.1	27.3%	458.3	412.2	11.2%
Costs related to Chapter 11	(1.8)	(3.9)	53.8%	(11.1)	(11.0)	(0.9)%
Asbestos-related costs	(2.5)	(1.3)	(92.3)%	(3.8)	(4.0)	5.0%
Asbestos and bankruptcy-related charges, net	(0.4)	—	NM	(6.8)	—	NM
Pension MTM adjustment and other related costs, net	—	—	—%	4.8	(2.5)	NM
Gain on termination of postretirement plans related to divested businesses	9.5	—	NM	12.7	—	NM
Restructuring expenses and asset impairments	(5.4)	(3.6)	(50.0)%	(17.8)	(8.7)	(104.6)%
Gain on sale of product line	—	—	—%	0.2	—	NM
Income and expense items related to divested businesses	(2.1)	(2.2)	4.5%	(6.8)	(3.7)	(83.8)%
Interest expense and related financing costs	(14.7)	(10.7)	(37.4)%	(37.0)	(32.1)	(15.3)%
Interest accretion on deferred payment obligations	(43.7)	—	NM	(65.5)	—	NM
Currency and other financial losses in Venezuela	(1.0)	—	NM	(1.0)	(6.9)	NM
Interest income	0.3	0.2	50.0%	1.3	0.5	160.0%
Provision for income taxes	(44.6)	(43.6)	(2.3)%	(66.7)	(117.4)	43.2%
Net income attributable to W. R. Grace & Co. shareholders	$74.5	$77.0	(3.2)%	$260.8	$226.4	15.2%
Diluted EPS (GAAP)	$0.99	$0.99	—%	$3.40	$2.92	16.4%
Adjusted EPS (non-GAAP)	$1.07	$1.17	(8.5)%	$3.06	$3.30	(7.3)%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	42.5%	39.2%	3.3 pts	41.8%	40.5%	1.3 pts
Materials Technologies	35.3%	34.8%	0.5 pts	35.1%	34.5%	0.6 pts
Construction Products	36.8%	36.3%	0.5 pts	35.9%	36.2%	(0.3) pts
Segment Gross Margin	38.6%	36.9%	1.7 pts	37.9%	37.3%	0.6 pts
Certain pension costs in cost of goods sold	(0.3)%	(0.3)%	0.0 pts	(0.3)%	(0.4)%	0.1 pts
Total Grace	38.3%	36.6%	1.7 pts	37.6%	36.9%	0.7 pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$100.9	$77.4	30.4%	$269.6	$248.4	8.5%
Materials Technologies	48.7	46.8	4.1%	143.9	135.9	5.9%
Construction Products	48.9	45.6	7.2%	119.3	113.7	4.9%
Corporate	(17.6)	(27.7)	36.5%	(74.5)	(85.8)	13.2%
Total Grace	180.9	142.1	27.3%	458.3	412.2	11.2%
Depreciation and amortization:
Catalysts Technologies	$16.7	$13.2	26.5%	$49.7	$40.0	24.3%
Materials Technologies	8.2	7.8	5.1%	24.3	23.6	3.0%
Construction Products	7.6	7.6	—%	23.0	24.0	(4.2)%
Corporate	1.8	1.4	28.6%	5.3	4.2	26.2%
Total Grace	34.3	30.0	14.3%	102.3	91.8	11.4%
Adjusted EBITDA:
Catalysts Technologies	$117.6	$90.6	29.8%	$319.3	$288.4	10.7%
Materials Technologies	56.9	54.6	4.2%	168.2	159.5	5.5%
Construction Products	56.5	53.2	6.2%	142.3	137.7	3.3%
Corporate	(15.8)	(26.3)	39.9%	(69.2)	(81.6)	15.2%
Total Grace	215.2	172.1	25.0%	560.6	504.0	11.2%
Operating margin:
Catalysts Technologies	30.6%	28.3%	2.3 pts	29.1%	29.9%	(0.8) pts
Materials Technologies	21.3%	21.3%	0.0 pts	21.0%	20.5%	0.5 pts
Construction Products	16.4%	16.4%	0.0 pts	14.4%	14.4%	0.0 pts
Total Grace	21.1%	18.4%	2.7 pts	18.8%	18.0%	0.8 pts
Adjusted EBITDA margin:
Catalysts Technologies	35.7%	33.1%	2.6 pts	34.4%	34.7%	(0.3) pts
Materials Technologies	24.8%	24.8%	0.0 pts	24.6%	24.0%	0.6 pts
Construction Products	19.0%	19.2%	(0.2) pts	17.2%	17.4%	(0.2) pts
Total Grace	25.1%	22.3%	2.8 pts	23.0%	22.1%	0.9 pts

Analysis of Operations (In millions)	Four Quarters Ended
	September 30, 2014	December 31, 2013
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$596.9	$550.8
Invested Capital:
Trade accounts receivable	527.3	481.8
Inventories	337.3	295.3
Accounts payable	(298.5)	(262.5)
	566.1	514.6
Other current assets (excluding income taxes and capitalized financing fees)	87.4	81.2
Properties and equipment, net	826.4	829.9
Goodwill	460.2	457.5
Technology and other intangible assets, net	296.2	315.5
Investment in unconsolidated affiliate	108.8	96.2
Other assets (excluding capitalized financing fees)	24.3	40.0
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, and restructuring)	(272.8)	(248.6)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses)	(93.3)	(72.7)
Total invested capital	$2,003.3	$2,013.6
Adjusted EBIT Return On Invested Capital	29.8%	27.4%
_______________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months Ended September 30, 2014 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	22.0%	(2.0)%	0.3%	20.3%
Materials Technologies	3.1%	0.8%	0.2%	4.1%
Construction Products	4.5%	2.9%	—%	7.4%
Net sales	10.2%	0.6%	0.2%	11.0%
By Region:
North America	14.8%	1.2%	(0.1)%	15.9%
Europe Middle East Africa	2.5%	(0.9)%	1.0%	2.6%
Asia Pacific	25.5%	(1.5)%	0.3%	24.3%
Latin America	(3.7)%	6.4%	(1.7)%	1.0%
Sales for the third quarter increased 11.0% overall compared with the prior-year quarter. The sales increase was due to higher sales volumes (+10.2%), improved pricing (+0.6%) and favorable currency translation (+0.2%) . The polypropylene catalysts and licensing acquisition in Catalysts Technologies contributed 4.0% to volume growth.
Gross margin was 38.3% for the third quarter compared with 36.6% for the prior-year quarter. The increase in gross margin was primarily due to higher margins related to the acquisition and lower manufacturing costs in Catalysts Technologies, and improved pricing in Construction Products and Materials Technologies.

	Nine Months Ended September 30, 2014 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	13.3%	(2.8)%	1.0%	11.5%
Materials Technologies	2.3%	0.9%	—%	3.2%
Construction Products	4.4%	2.4%	(2.0)%	4.8%
Net sales	7.0%	0.1%	(0.3)%	6.8%
By Region:
North America	10.8%	(0.5)%	(0.2)%	10.1%
Europe Middle East Africa	1.4%	(0.9)%	2.3%	2.8%
Asia Pacific	13.5%	(1.2)%	(1.7)%	10.6%
Latin America	2.5%	6.6%	(6.2)%	2.9%
Sales for the nine months increased 6.8% overall compared with the prior-year period. The sales increase was due to higher sales volumes (+7.0%) and improved pricing (0.1%), partially offset by unfavorable currency translation (-0.3%). The polypropylene catalysts and licensing acquisition contributed 3.9% to sales growth.
Gross margin was 37.6% for the nine months compared with 36.9% for the prior-year period. The increase in gross margin was primarily due to higher margins from the acquisition, improved pricing in Construction Products and Materials Technologies, and higher sales volumes in all segments.
Adjusted EBIT

Adjusted EBIT was $180.9 million for the third quarter, an increase of 27.3% compared with the prior-year quarter. The increase was primarily due to higher segment operating income, including from acquisitions, and a gain related to the termination of certain retiree benefit plans.
Adjusted EBIT was $458.3 million for the nine months, an increase of 11.2% compared with the prior-year period. The increase was primarily due to higher segment operating income, including from acquisitions, and a gain related to the termination of certain retiree benefit plans.

Grace Net Income

Grace net income was $74.5 million for the third quarter, a decrease of 3.2% compared with $77.0 million for the prior-year quarter. The decrease was primarily due to interest accretion on deferred payment obligations, higher interest expense and related financing costs, an asset impairment charge related to an unconsolidated investment, and higher corporate operating expenses, partially offset by higher segment operating income, including from acquisitions, and the gain on termination of certain retiree benefit plans.
Grace net income was $260.8 million for the nine months, an increase of 15.2% compared with $226.4 million for the prior-year period. The increase was primarily due to a lower provision for income taxes, higher segment operating income, including from acquisitions, and the gain on termination of certain retiree benefit plans, partially offset by interest accretion on the deferred payment obligations.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2014				2013
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.99				$0.99
Costs related to Chapter 11	$1.8	$(0.5)	$2.3	0.03	$3.9	$1.1	$2.8	0.04
Asbestos-related costs	2.5	(0.6)	3.1	0.04	1.3	(0.1)	1.4	0.02
Asbestos and bankruptcy-related charges, net	0.4	0.3	0.1	—	—	—	—	—
Gain on termination of postretirement plans related to divested businesses	(9.5)	(3.7)	(5.8)	(0.08)	—	—	—	—
Restructuring expenses and asset impairments	5.4	3.5	1.9	0.03	3.6	1.2	2.4	0.03
Currency and other financial losses in Venezuela	1.0	—	1.0	0.01	—	—	—	—
Income and expense items related to divested businesses	2.1	2.4	(0.3)	—	2.2	1.0	1.2	0.02
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(4.1)	4.1	0.05		(5.4)	5.4	0.07
Adjusted EPS (non-GAAP)				$1.07				$1.17

	Nine Months Ended September 30,
	2014				2013
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$3.40				$2.92
Costs related to Chapter 11	$11.1	$2.2	$8.9	0.12	$11.0	$2.0	$9.0	0.12
Asbestos-related costs	3.8	1.4	2.4	0.03	4.0	1.5	2.5	0.03
Asbestos and bankruptcy-related charges, net	6.8	2.5	4.3	0.06	—	—	—	—
Pension MTM adjustment and other related costs, net	(4.8)	(1.8)	(3.0)	(0.04)	2.5	0.9	1.6	0.02
Gain on termination of postretirement plans related to divested businesses	(12.7)	(4.8)	(7.9)	(0.10)	—	—	—	—
Restructuring expenses and asset impairments	17.8	7.5	10.3	0.13	8.7	2.8	5.9	0.08
Currency and other financial losses in Venezuela	1.0	—	1.0	0.01	6.9	—	6.9	0.09
Gain on sale of product line	(0.2)	(0.1)	(0.1)	—	—	—	—	—
Income and expense items related to divested businesses	6.8	2.5	4.3	0.06	3.7	1.0	2.7	0.03
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		47.1	(47.1)	(0.61)		(1.0)	1.0	0.01
Adjusted EPS (non-GAAP)				$3.06				$3.30
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the third quarter was 29.8% on a trailing four quarters basis, compared with 27.4% on the same basis for the 2013 fourth quarter. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies

Sales were $329.3 million for the third quarter, an increase of 20.3% compared with the prior-year quarter. The increase was due to higher sales volumes (+22.0%) and favorable currency translation (+0.3%), partially offset by lower pricing (-2.0%). The polypropylene catalyst and licensing acquisition contributed 11.3% to sales for the third quarter compared with the prior-year quarter. Sales volumes increased due to new product introductions, higher demand for refining catalysts in North America and Asia, and favorable order patterns in Specialty Catalysts, partially offset by lower pricing in refining catalysts.
Sales were $927.0 million for the nine months, an increase of 11.5% compared with the prior-year period. The increase was due to higher sales volumes (+13.3%) and favorable currency translation (+1.0%), partially offset by lower pricing (-2.8%). The polypropylene catalyst and licensing acquisition contributed 10.7% to sales for the nine months. Increased sales volumes in refining catalysts were partially offset by the scheduled conclusion of a multi-year toll manufacturing contract for a polyolefin catalyst customer in the 2013 second quarter.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $140.0 million for the third quarter, an increase of 30.4% compared with the prior-year quarter. Segment gross margin was 42.5% compared with 39.2% for the prior-year quarter. The increase in gross margin was primarily due to higher margin polypropylene catalysts and licensing sales and lower manufacturing costs.

Segment operating income was $100.9 million for the third quarter, an increase of 30.4% compared with the prior-year quarter. Segment operating margin for the third quarter increased to 30.6%, an improvement of 230 basis points compared with the prior-year quarter, primarily due to higher gross margins from the polypropylene licensing and catalysts acquisition, sales volume growth, and higher earnings from the ART joint venture.
Gross profit was $387.5 million for the nine months, an increase of 15.0% compared with the prior-year period. Segment gross margin was 41.8% compared with 40.5% for the prior-year period. The increase in gross margin was primarily due to higher margin polypropylene catalysts and licensing sales and lower manufacturing costs, partially offset by lower pricing.
Segment operating income was $269.6 million for the nine months, an increase of 8.5% compared with the prior-year period. Segment operating margin for the nine months decreased to 29.1%, a decline of 80 basis points compared with the prior-year period, primarily due to lower pricing, higher operating costs, and reduced ART earnings, partially offset by higher gross margins.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $229.1 million for the third quarter, an increase of 4.1% compared with the prior-year quarter. The increase was due to higher sales volumes (+3.1%), improved pricing (+0.8%) and favorable currency translation (+0.2%). Sales volumes increased 5.4% in Engineered Materials led by growth in North America and Asia, and pricing improved in both product groups.
Sales were $685.0 million for the nine months, an increase of 3.2% compared with the prior-year period. The increase was due to higher sales volumes (+2.3%) and improved pricing (+0.9%).

Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $80.9 million for the third quarter, an increase of 5.6% compared with the prior-year quarter. Segment gross margin was 35.3% compared with 34.8% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing in both product groups.
Segment operating income was $48.7 million for the third quarter, an increase of 4.1% compared with the prior-year quarter primarily due to higher sales volumes in Engineered Materials and improved pricing in both product groups. Segment operating margin for the third quarter was 21.3%, flat compared with the prior-year quarter.
Gross profit was $240.2 million for the nine months, an increase of 4.9% compared with the prior-year period. Segment gross margin was 35.1% compared with 34.5% for the prior-year period. The increase in gross margin was primarily due to improved pricing in both product groups.
Segment operating income was $143.9 million for the nine months, an increase of 5.9% compared with the prior-year period primarily due to higher gross margins, partially offset by higher operating expenses. Segment operating margin for the nine months increased to 21.0%, an improvement of 50 basis points compared with the prior-year period.
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Construction Products

Sales were $298.0 million for the third quarter, an increase of 7.4% compared with the prior-year quarter. The increase was due to higher sales volumes (+4.5%) and improved pricing (+2.9%). Sales volumes and pricing improved in both Specialty Construction Chemicals and Specialty Building Materials. Sales grew 10% or more in North America and Asia in Specialty Construction Chemicals and non-residential Specialty Building Materials.
Sales were $826.9 million for the nine months, an increase of 4.8% compared with the prior-year period. The increase was due to higher sales volumes (+4.4%) and improved pricing (+2.4%), partially offset by unfavorable currency translation (-2.0%). Sales volumes improved in Specialty Construction Chemicals, while pricing improved in both product groups.
Segment Operating Income (SOI) and Margin—Grace Construction Products

Gross profit was $109.8 million for the third quarter, an increase of 8.9% compared with the prior-year quarter. Segment gross margin was 36.8% compared with 36.3% for the prior-year quarter. The increase was primarily due to improved pricing and sales volumes in both product groups, partially offset by higher manufacturing costs.
Segment operating income was $48.9 million for the third quarter, an increase of 7.2% compared with the prior-year quarter primarily due to higher gross margins, partially offset by higher operating expenses. Segment operating margin for the third quarter was 16.4%, flat compared with the prior-year quarter.
Gross profit was $297.1 million for the nine months, an increase of 3.9% compared with the prior-year period. Segment gross margin was 35.9% compared with 36.2% for the prior-year period. The decrease was primarily due to higher manufacturing costs and unfavorable currency translation, partially offset by improved pricing and sales volumes.
Segment operating income was $119.3 million for the nine months, an increase of 4.9% compared with the prior-year period primarily due to higher gross margins, partially offset by higher operating expenses. Segment operating margin for the nine months was 14.4%, flat compared with the prior-year period.
In the 2014 second quarter, we incurred an asset impairment charge of $9.7 million, as well as a small restructuring charge, related to the repositioning of our ready-mix process control solutions business. In the third quarter, we incurred an asset impairment charge of $4.5 million related to an unconsolidated investment. These charges are not included in segment operating income.

Corporate Overview

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the third quarter increased $2.9 million compared with the prior-year quarter, primarily due to higher operating expenses including incentive compensation. Corporate costs for the nine months increased $3.7 million compared with the prior-year period.
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $8.0 million and $24.3 million compared with $6.8 million and $20.4 million for the corresponding prior-year periods. The increase was primarily due to higher interest costs.
Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Chapter 11 expenses, net of interest income	$1.7	$2.9	$10.8	$11.0
D&O insurance costs related to Chapter 11	—	0.1	0.1	0.2
Translation effects—intercompany loans	—	(10.1)	4.6	(6.6)
Value of currency forward contracts—intercompany loans	—	9.9	(4.5)	5.7
Certain other currency translation costs, net	0.1	1.1	0.1	0.7
Costs related to Chapter 11	$1.8	$3.9	$11.1	$11.0
The decrease in costs related to Chapter 11 for the third quarter was primarily due to our emergence from bankruptcy in the 2014 first quarter. We expect to continue to incur Chapter 11 expenses in connection with the resolution of pre-petition claims that were unresolved at the time of emergence. We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.
Interest and Financing Expenses
Interest and financing expenses were $14.7 million for the third quarter, an increase of 37.4% compared with the prior-year quarter, and $37.0 million for the nine months, an increase of 15.3% compared with the prior-year period, primarily due to interest expense and amortization of financing costs, partially offset by the elimination of interest accruals on certain liabilities subject to compromise following our emergence from bankruptcy. Interest accretion on deferred payment obligations was $43.7 million and $65.5 million for the third quarter and nine months, respectively.
Income Taxes
The income tax provision at the U.S. Federal corporate rate of 35% for the nine months and the prior-year period would have been $115.0 million and $120.7 million, respectively. The primary differences between these amounts and the recorded provision for income taxes of $66.7 million and $117.4 million, respectively, are adjustments primarily related to changes in prior tax contingencies, certain nondeductible expenses including Chapter 11 expenses, tax rate differences in foreign and U.S. state and local jurisdictions and other discrete adjustments. For the nine months, the income tax provision includes a benefit of $59.6 million related to the recognition of benefits associated with the release of reserves related to uncertain tax positions.
We generally have not paid U.S. Federal income taxes in cash in recent years since available tax deductions and credits have fully offset U.S. taxable income. We generated approximately $1,300 million in U.S. Federal net operating losses during 2014, including approximately $670 million upon emergence from bankruptcy and $632 million upon payment of the PI deferred payment obligation in the third quarter. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. Federal taxable income in 2014 and future years. In addition, we expect to receive U.S. Federal income tax deductions upon settlement of the warrant held by the PI Trust and upon payment of the PD deferred payment obligation. The expected settlement amounts have already been recorded as deferred tax assets for temporary differences. We expect to carryforward most of our NOLs. Under U.S. Federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. We believe that we will generate sufficient domestic taxable income to use all of our U.S. Federal NOLs prior to expiration.
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds and settlements, were $21.7 million for the nine months, or approximately 7% of income before income taxes. Our annual cash tax rate is expected to be approximately 8%.
See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2014, together with a description of our emergence financing and post-emergence liquidity. For additional information regarding our Chapter 11 cases and asbestos-related litigation, see Note 2 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 9 to the Consolidated Financial Statements.
On February 3, 2014, we emerged from Chapter 11. We paid approximately $1,900 million in claims and other costs. We funded these payments through a combination of approximately $1,360 million in cash on hand and $900 million in exit financing. Total liquidity under the exit financing consists of:

•	$700 million term loan due in 2021, with interest at LIBOR +225 bps with a 75 bps floor;

•	€150 million term loan due in 2021, with interest at EURIBOR +250 bps with a 75 bps floor;

•	$400 million revolving credit facility due in 2019, with interest at LIBOR +175 bps; and

•	$250 million delayed draw term loan facility available for 12 months, with amounts drawn due in 2021, with interest at LIBOR +225 bps with a 75 bps floor.
Approximately $100 million of the revolving credit facility replaces the cash-collateralized letter of credit facility in effect during the bankruptcy. At emergence, we entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of the term loan at 4.643%.
On September 16, 2014, we issued $1,000 million of senior unsecured notes in two tranches:

•	$700 million in aggregate principal amount of notes due 2021 at a coupon rate of 5.125%; and

•	$300 million in aggregate principal amount of notes due 2024 at a coupon rate of 5.625%.

A portion of the net proceeds from issuance was used to terminate our obligations under the deferred payment agreement with the PI Trust for $632 million.
The remaining proceeds from the notes and the delayed draw term loan facility, provide the liquidity required to cash settle the warrant issued to the PI Trust, that we currently expect to cost $490 million. We expect to make this payment in the 2015 first quarter.
The cash we expect to generate during 2014, together with the revolving credit facility, provide the liquidity required to repurchase shares of Company common stock pursuant to the $500 million share repurchase program authorized by our Board of Directors following emergence. During the nine months we repurchased 3,489,819 shares of Company common stock for $334.4 million.
We believe that our credit facilities, together with cash we expect to generate during 2014 and thereafter, are sufficient to finance our operations.
Cash Resources and Available Credit Facilities
At September 30, 2014, we had available liquidity of $1,278.5 million, consisting of $608.0 million in cash and cash equivalents ($356.0 million in the U.S.), $348.3 million available under the revolving credit facility, $250.0 million available on the delayed draw term loan, and $72.2 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of September 30, 2014:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$63.7	$8.0	12/31/2014
Other countries	125.9	64.2	Various through 2015
Total	$189.6	$72.2
Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2014	2013
Net cash (used for) provided by operating activities	$(1,636.4)	$342.6
Net cash provided by (used for) investing activities	279.4	(615.3)
Net cash provided by financing activities	1,009.9	0.3
Effect of currency exchange rate changes on cash and cash equivalents	(9.7)	(9.8)
Decrease in cash and cash equivalents	(356.8)	(282.2)
Cash and cash equivalents, beginning of period	964.8	1,336.9
Cash and cash equivalents, end of period	$608.0	$1,054.7
Net cash used for operating activities for the nine months was $1,636.4 million, compared with net cash provided by operating activities of $342.6 million for the prior-year period. The year-over-year change in cash flow was primarily due to the payment of $1,315.6 million to resolve liabilities subject to Chapter 11 and $632.0 million to settle the deferred payment obligation to the PI Trust.
Net cash provided by investing activities for the nine months was $279.4 million, compared with net cash used for investing activities of $615.3 million for the prior-year period. The year-over-year change in cash flow was primarily due to the prior-year use of cash for the December 2013 polypropylene catalysts and licensing acquisition and the current-year transfer of restricted cash and cash equivalents to cash as a result of our emergence from Chapter 11.
Net cash provided by financing activities for the nine months was $1,009.9 million, compared with $0.3 million in the prior-year period. The year-over-year change in cash flow was primarily due to an increase in net borrowings under credit arrangements and issuance of bonds, partially offset by the repurchase of 3,489,819 shares under the share repurchase program.
Included in net cash (used for) provided by operating activities are Chapter 11 emergence payments of $1,347.8 million and payment for the deferred payment obligation related to the PI Trust of $632.0 million for the nine months and accelerated defined benefit pension plan contributions of $75.0 million and $50.0 million, Chapter 11 expenses paid of $29.0 million and $11.2 million and expenditures for asbestos-related environmental remediation of $4.6 million and $4.4 million for the nine months and prior-year period, respectively. These cash flows totaled $2,088.4 million and $65.6 million for the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2014, was $2,027.0 million. All pre-petition debt, including interest thereon, was paid upon emergence from bankruptcy.
On September 16, 2014, we issued $1,000.0 million of senior unsecured notes. See Note 4 to the Consolidated Financial Statements for a discussion of our debt.
See Note 9 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 7 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
U.S. advance-funded plans	$—	$—	$75.0	$50.0
U.S. pay-as-you-go plans(1)	1.8	1.4	5.1	4.2
Non-U.S. advance-funded plans	1.2	2.1	7.1	3.3
Non-U.S. pay-as-you-go plans	2.0	2.1	6.9	6.1
Total Cash Contributions	$5.0	$5.6	$94.1	$63.6
_______________________________________________________________________________

(1)	Excludes benefit payments of approximately $28 million which were paid from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
We made an accelerated contribution to our U.S. advance-funded plans of approximately $75 million in the 2014 second quarter.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $14.0 million to these plans during the nine months compared with $9.4 million during the prior-year period.
Postretirement Benefits Other Than Pensions
We have provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the third quarter and nine months was $0.7 million and $2.9 million compared with $1.2 million and $3.2 million for the corresponding prior-year periods. We received Medicare subsidy payments of $0.2 million during the nine months and $0.3 million during the prior-year period.
In June 2014, we announced plans to discontinue our postretirement medical plan for all U.S. employees effective October 31, 2014, and to eliminate certain postretirement life insurance benefits. As a result of these actions, we recognized a gain of $41.9 million in other comprehensive income in the 2014 second quarter. We will amortize $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The $31.6 million gain recognized during the nine months is reported as a separate line item in the Consolidated Statement of Operations. The remaining gain of $7.9 million will be recognized in the 2014 fourth quarter. The gain attributable to our current businesses is included in Adjusted EBIT, and the portion attributable to divested businesses is excluded from Adjusted EBIT. Our recorded liability for postretirement benefits is $3.2 million as of September 30, 2014.
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
Effective February 13, 2013, the official exchange rate of the bolivar to the U.S. dollar devalued from 4.3 to 6.3. As a result of this currency devaluation, we incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million was included in Adjusted EBIT.
In March 2013, the Venezuelan government launched a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1, which stands for Sistema Complimentario de Administración de Divisas). The SICAD1 operates similarly to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In March 2014, the Venezuelan government launched another foreign exchange mechanism, known as the SICAD2. The SICAD2 operates similarly to the SICAD1. Neither the SICAD1 nor the SICAD2 have changed or eliminated the official exchange rate of the bolivar to the U.S. dollar.
The exchange rates published by the Central Bank of Venezuela at September 30, 2014, for the three legal exchange mechanisms administered by the Venezuelan government were as follows:

(a)	CENCOEX (successor of CADIVI): 6.3 bolivars to 1 U.S. dollar (fixed, official rate);

(b)	SICAD1: 12.0 bolivars to 1 U.S. dollar (variable);

(c)	SICAD2: 50.0 bolivars to 1 U.S. dollar (variable).
As of September 30, 2014, we have exchanged bolivars for $0.1 million through the SICAD1 and have not exchanged bolivars through the SICAD2. Based on current market conditions and the needs of the business, we expect to purchase materials through one or more of these alternative exchange mechanisms in the future on a limited basis to support our operations in Venezuela.

Materials Technologies and Construction Products have operated in Venezuela for several decades with sales in that country of approximately 2 percent of each segment’s respective sales in 2013. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions. During 2014, it has become increasingly difficult for us and our customers to operate normally in the country as currency and import controls have impacted our ability to import necessary raw materials for production. If we or our customers are unable to resume normal operations, we may experience further reductions to our sales and earnings.
There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. We continue to use the official exchange rate of 6.3 bolivars to U.S. dollars for remeasurement purposes. As of September 30, 2014, our bolivar-denominated net monetary asset position was $35.1 million, and bolivar-denominated sales represented approximately 1% of total sales for the nine months.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: the cost and availability of raw materials and energy, developments affecting our outstanding indebtedness, developments affecting our underfunded and unfunded pension obligations, risks related to foreign operations, especially in emerging regions, acquisitions and divestitures of assets and gains and losses from dispositions or impairments, the effectiveness of our research and development and growth investments, our legal and environmental proceedings, costs of compliance with environmental regulation, developments with respect to unresolved pre-petition claims, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2014, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Notes 2 and 9 to the interim Consolidated Financial Statements in Part I of this Report are incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Report and below, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Our indebtedness may materially affect our business, including our ability to fulfill our obligations, react to changes in our business and incur additional debt to fund future needs.
We have a substantial amount of debt. As of September 30, 2014, we had $1,031.0 million of unsecured indebtedness outstanding and $996.0 million of secured indebtedness outstanding. Our indebtedness may have material effects on our business, including to:

•
require us to dedicate a substantial portion of our cash flow to debt payments, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development, distributions to stockholders and other purposes;

•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	increase our vulnerability to adverse economic, credit and industry conditions, including recessions;

•	make it more difficult for us to satisfy our debt service and other obligations;

•	place us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other purposes.
If we incur additional debt, the risks related to our indebtedness may intensify.
Restrictions imposed by agreements governing our indebtedness may limit our ability to operate our business, finance our future operations or capital needs or engage in other business activities. If we fail to comply with certain restrictions under these agreements, our debt could be accelerated and we may not have sufficient cash to pay our accelerated debt.
The agreements governing our indebtedness contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur certain liens;

•	enter into sale and leaseback transactions; and

•	consolidate, merge or sell all or substantially all of our assets or the assets of our guarantors.
As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our flexibility to operate our business. A failure to comply with the restrictions contained in these agreements, including maintaining the financial ratios required by our credit facilities, could lead to an event of default which could result in an acceleration of the indebtedness. We cannot assure you that our future operating results will be sufficient to enable us to comply with the covenants contained in the agreements governing our indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.
Our indebtedness exposes us to interest expense increases if interest rates increase.
As of September 30, 2014, $983.0 million or approximately 48%, of our borrowings, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $9.8 million, assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2014, remains the same.
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
The following table presents information regarding the repurchase of Grace common stock by Grace or any "affiliated purchaser" of Grace during the three months ended September 30, 2014:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2014 - 7/31/2014	291,825	94.87	291,825	233.8
8/1/2014 - 8/31/2014	374,000	96.17	374,000	197.9
9/1/2014 - 9/30/2014	406,700	95.31	406,700	159.1
Total	1,072,525	95.49	1,072,525	159.1
Item 5.    OTHER INFORMATION
2015 Annual Meeting of Stockholders
The Board of Directors has determined that the 2015 Annual Meeting of Stockholders will be held at Grace’s global headquarters at 7500 Grace Drive, Columbia, Maryland 21044 at 9:00 a.m. on Thursday, May 7, 2015, for stockholders of record on March 10, 2015. Pursuant to the Company’s Bylaws, in order for a stockholder to nominate someone to be elected as a director by the stockholders at the 2015 Annual Meeting or to propose business at the 2015 Annual Meeting, other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, notice of such nomination or business must be received by the Company’s Secretary no sooner than January 7, 2015, and no later than February 6, 2015.
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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
4.1	Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.—Conn., the guarantors party there to and Wilmington Trust, National Association, as trustee	Exhibit 4.1 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.2	First Supplemental Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.—Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee	Exhibit 4.2 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.3	Form of 5.125% Note due 2021 (included as Exhibit A-1 to Exhibit 4.2)	Exhibit 4.3 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.4	Form of 5.625% Note due 2024 (included as Exhibit A-2 to Exhibit 4.2)	Exhibit 4.4 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.5	Termination Agreement dated August 1, 2014	Exhibit 10.1 to Form 8-K (filed 9/9/14) SEC File No.: 001-13953
10.1	Letter Agreement dated September 24, 2014, between Fred Festa, on behalf of Grace, and Pamela K. Wagoner	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 11/6/2014	By:	/s/ ALFRED E. FESTA
Alfred E. Festa (Chairman and Chief Executive Officer)

Date: 11/6/2014	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 11/6/2014	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
4.1	Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.—Conn., the guarantors party there to and Wilmington Trust, National Association, as trustee	Exhibit 4.1 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.2	First Supplemental Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.—Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee	Exhibit 4.2 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.3	Form of 5.125% Note due 2021 (included as Exhibit A-1 to Exhibit 4.2)	Exhibit 4.3 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.4	Form of 5.625% Note due 2024 (included as Exhibit A-2 to Exhibit 4.2)	Exhibit 4.4 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.5	Termination Agreement dated August 1, 2014	Exhibit 10.1 to Form 8-K (filed 9/9/14) SEC File No.: 001-13953
10.1	Letter Agreement dated September 24, 2014, between Fred Festa, on behalf of Grace, and Pamela K. Wagoner	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith