Form 10-K
period 2014-12-31
W R GRACE & CO
filed 2015-02-25
CIK 1045309

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $94.53 as reported on the New York Stock Exchange was $7,062,016,032.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
At January 31, 2015, 72,599,833 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2015, are incorporated by reference into Part III.

Grace®, the Grace® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this report are trademarks, service marks or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries. RESPONSIBLE CARE® is a trademark, registered in the United States and/or other countries, of the American Chemistry Council. UNIPOL® is a trademark of The Dow Chemical Company or an affiliated company of Dow. W. R. Grace & Co.—Conn. and/or its affiliates are licensed to use the UNIPOL® trademark in the area of polypropylene.
Unless the context otherwise indicates, in this document the terms "Grace," "we," "us," and "our" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates, and "the Company" means "W. R. Grace & Co." Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report.

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
On February 5, 2015, we announced that the Grace Board of Directors has approved a plan to separate Grace into two independent, publicly traded companies. The two companies, to be named prior to closing, will be "New Grace," consisting of the Catalysts Technologies and Materials Technologies business segments (excluding the packaging products product group), and “New GCP,” consisting of the Construction Products business segment and the packaging products product group. We intend that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes and we expect the transaction to be completed in approximately 12 months.
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
Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2014, we had approximately 6,500 global employees.
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications, as follows:

•
Fluid catalytic cracking catalysts, also called FCC catalysts, that help to "crack" the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units.

•
Hydroprocessing catalysts (HPC), most of which are marketed through our Advanced Refining Technologies LLC, or ART, joint venture with Chevron Products Company in which we hold a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process (ART is not consolidated in our financial statements, so ART's sales are excluded from our sales).

•
Polyolefin catalysts and catalyst supports, also called specialty catalysts (SC), for the production of polypropylene and polyethylene thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles; chemical catalysts used in a variety of industrial, environmental and consumer applications; and gas-phase polypropylene process technology, which provides our licensees with a reliable capability to manufacture polypropylene products for a broad array of end-use applications.

Grace Materials Technologies produces and sells specialty materials, coatings and sealants and related products used in coatings, consumer, industrial, pharmaceutical, and packaging applications, as follows:

•	Engineered materials, including silica-based and silica-alumina-based materials, used in:

•
Coatings and print media applications, including functional additives that provide matting effects and corrosion protection for industrial and consumer coatings and media and paper products to enhance quality in ink jet coatings.

•
Consumer applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive and thickener; and for the processing and stabilization of edible oils and beverages.

•
Industrial applications, such as tires and rubber, precision investment casting, refractory, insulating glass windows, adsorbents for use in petrochemical and natural gas processes and biofuels, various functions such as reinforcement, high temperature binding and moisture scavenging.

•
Pharmaceutical, life science and related applications including silica-based separation media, excipients and pharmaceutical intermediates; complementary purification products, chromatography consumables, and instruments; and CO2 absorbents used in anesthesiology and mine safety applications.

•
Packaging products, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents; coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds; and scavenging technologies designed to reduce off-taste and extend the shelf-life of packaged products.

Grace Construction Products produces and sells construction chemicals and building materials, as follows:

•	Specialty construction chemicals (SCC) used to improve the performance of portland cement and materials based on portland cement including:

•
Concrete admixtures that are sold to ready-mix, precast, and sprayed concrete producers to improve the rheology, workability, quality, durability and other engineering properties of concrete, reduce production costs and provide differentiated product offerings. Certain of our concrete admixtures include polyolefin fibers which are used to improve the strength of concrete and enables the replacement of steel reinforcement, in certain cases.

•
Cement additives that are sold to manufacturers of portland cement to improve energy efficiency in cement milling operations and to enhance the characteristics of finished cement. Our additives are also used by cement manufacturers to meet national standards for cement quality at lower production cost and with a reduced environmental footprint, including lower CO2 emissions.

•	Specialty building materials (SBM) used in both new construction and renovation/repair projects including:

•
Sheet and liquid membrane systems that protect commercial buildings, residential buildings and infrastructure from above- and below-grade water penetration and above-grade vapor and air penetration and underlayments used to protect sloped roofs from wind and water penetration.

Global Scope
We operate our business on a global scale with approximately 70% of our 2014 sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

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

CHAPTER 11 CASES
On April 2, 2001, Grace, along with 61 of our United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the bankruptcy filing. On February 3, 2014 (the "Effective Date"), the joint plan of reorganization (the "Joint Plan") filed by Grace and certain other parties became effective, concluding Grace’s status as a debtor under Chapter 11.
Under the Joint Plan, two asbestos trusts have been established and funded under Section 524(g) of the Bankruptcy Code. The order of the Bankruptcy Court confirming the Joint Plan contains a channeling injunction which provides that all pending and future asbestos-related personal injury claims and demands are to be channeled for resolution to an asbestos personal injury trust, the PI Trust, and all pending and future asbestos-related property damage claims and demands (PD Claims), including property damage claims related to Grace’s former attic insulation product, ZAI, are to be channeled to an asbestos property damage trust, the PD Trust. The PD Trust has two accounts that may not be commingled, the PD Account, in respect of non-ZAI PD Claims, and the ZAI PD Account, in respect of ZAI PD Claims. The trusts are the sole recourse for holders of asbestos-related claims; the channeling injunctions prohibit claimants from asserting such claims directly against Grace.
Under the Joint Plan, Grace is obligated to make future payments to the PD Trust in respect of PD Claims and ZAI PD Claims. The amounts that Grace is obligated to pay to the PD Trust in respect of non-ZAI PD Claims are not fixed. Grace is obligated to make payments to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed by the Bankruptcy Court during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims as it does not believe that payment on any such claims is probable.
The amounts that Grace is obligated to pay to the PD Trust in respect of ZAI PD Claims include a fixed amount and a capped contingent amount. Grace is obligated to make a fixed payment of $30 million to the ZAI PD Account on the third anniversary of the Effective Date, i.e., February 3, 2017. Grace is also obligated to make up to 10 contingent payments of $8 million per year to the ZAI PD Account during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the ZAI PD Account fall below $10 million during the preceding year. Grace has recorded a liability for the fixed deferred payment but has not recorded a liability for the contingent payments as it does not currently believe these payments are probable. These obligations to the PD Trust are secured by Grace's obligation to issue 77,372,257 shares of Company common stock to the PD Trust in the event of default.
In September 2014, Grace paid the PI Trust $632 million in settlement of Grace's deferred payment obligation. In February 2015, Grace purchased from the PI Trust the warrant to purchase 10 million shares of

Company common stock issued to the PI Trust on the Effective Date for $490 million. Grace has no further financial obligations to the PI Trust.
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
The following table sets forth Catalysts Technologies sales of similar products as a percentage of Grace total revenue.

	2014		2013		2012
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Refining Catalysts	$845.5	26.0%	$832.4	27.2%	$986.8	31.3%
Polyolefin and Chemical Catalysts	401.3	12.4%	291.6	9.5%	281.3	8.9%
Total Catalysts Technologies Revenue	$1,246.8	38.4%	$1,124.0	36.7%	$1,268.1	40.2%

The following table sets forth Catalysts Technologies sales by region as a percentage of Catalysts Technologies total revenue.

	2014		2013		2012
(In millions)	Sales	% of Catalysts Technologies Revenue	Sales	% of Catalysts Technologies Revenue	Sales	% of Catalysts Technologies Revenue
North America	$431.7	34.6%	$359.8	32.0%	$382.1	30.1%
Europe Middle East Africa	452.8	36.3%	459.2	40.9%	543.5	42.8%
Asia Pacific	260.0	20.9%	223.0	19.8%	256.9	20.3%
Latin America	102.3	8.2%	82.0	7.3%	85.6	6.8%
Total Catalysts Technologies Revenue	$1,246.8	100.0%	$1,124.0	100.0%	$1,268.1	100.0%
Grace Catalysts Technologies—Refining Catalysts
FCC Catalysts
We are a global leader in developing and manufacturing fluid catalytic cracking, or FCC, catalysts and additives that enable petroleum refiners to increase profits by improving product yields, value and quality. Our FCC products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the transportation fuels they produce. Oil refining is a highly specialized discipline and FCC catalysts must be tailored to meet local variations in crude oil feedstocks and a refinery's product mix. We work regularly with our customers to identify the most appropriate catalyst and additive formulations for their changing needs.
Since our customers are refiners, our business is highly dependent on the economics of the petroleum refining industry. In particular, demand for our FCC products is affected by refinery throughput, the type and quality of refinery feedstocks and the demand for transportation fuels and other refinery products, such as propylene.
Refinery throughput, or the extent to which refiners utilize the available capacity of their FCC units, is generally determined by demand for transportation fuels and petrochemical products and the availability of crude oil supply. In recent years, global economic growth, especially in emerging regions, has increased the global demand for transportation fuels and petrochemical products. Retail gasoline and diesel fuel prices and the level of economic activity has also directly influenced transportation fuel demand as have government policies that encourage the use of non-petroleum-based fuels, discourage the use of petroleum-based fuels and encourage greater vehicular fuel economy. In general, as a refinery utilizes more of its FCC capacity, it needs a greater amount of FCC catalyst.
Refinery crude oil feedstocks vary in quality from light and sweet to heavy and sour. Light and sweet feedstocks are typically more expensive than heavy and sour feedstocks and yield a greater proportion of high-value petroleum products. They also yield a lower proportion of residual oil, or "resid," which is generally the lowest value feedstock contained in crude oil. Although heavy and sour feedstocks with high resid content are typically less expensive than higher quality feedstocks, the processing of high-resid feedstocks is more difficult because these feedstocks have more impurities and higher boiling points. Our customers generally determine the feedstocks to be used in their refineries based on relative pricing and availability of various quality feedstocks. Refinery configuration and complexity also plays a role in feedstock selection; more complex refineries tend to process a higher proportion of heavy and sour feedstocks. In general, as a refinery uses more heavy and sour feedstocks, it uses a greater amount of FCC catalyst. In addition, refiners use special high value-added formulations of FCC catalysts for efficient refining of heavy and sour feedstocks. We have designed our MIDAS® catalyst, IMPACT® catalyst, NEKTOR™ catalyst, and GENESIS® catalyst product portfolios to enable our customers to increase the efficiency and yield of high-resid feedstock refining.
Heavy and sour crude oil has a relatively high level of metals, nitrogen and sulfur contamination. In recent years, many countries and regions, including the U.S., European Union, Japan, Russia, India and China have imposed or increased the regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur-reduction targets, including our D-PRISM® and GSR® additives and our SURCA® catalyst family.

Within certain limits, refiners have the ability to adjust their relative output of transportation fuels versus petrochemicals. Global economic growth, especially in emerging regions, has increased the demand for plastics. As a result, some of our refinery customers have sought increased profits from petrochemicals by increasing the yield of propylene from their FCC units. Our ZSM-5-based technology, including our OLEFINSMAX® and OLEFINSULTRA® additive products, is designed to maximize the propylene output of FCC units.
Many U.S. petroleum refiners have entered into consent decrees with the U.S. Environmental Protection Agency (EPA) under which the refiners have agreed to reduce emissions of nitrogen oxides and sulfur oxides. The European Union has also imposed requirements on refineries with respect to nitrogen oxides and sulfur oxides emissions. FCC units are generally the largest emitters of these pollutants in a refinery. Our additives are designed to assist refineries in meeting their obligations to reduce these pollutants. Our Super DESOX® additive reduces sulfur oxides emissions from commercial FCC units. Our DENOX® additives are designed to achieve reductions in nitrogen oxides emissions comparable to those obtained from capital intensive alternatives available to a refinery, while our non-platinum-based combustion promoters XNOX® and CP®P enable refiners to control carbon monoxide emissions without increasing nitrogen oxides.
In response to volatility in the price of rare earths that are used in the manufacture of FCC catalysts, we have developed our REPLACER® product line of low- and no-rare earth FCC catalysts to mitigate the effects of changing rare earth prices without sacrificing performance.
Competition in FCC catalysts and additives is based on technology, product performance, customer service and price. Our principal global FCC catalyst competitors are Albemarle Corp., BASF, and SINOPEC. Our principal global competitors in FCC additives are BASF and Johnson Matthey. We also have multiple regional competitors for FCC catalysts and additives.
Hydroprocessing Catalysts
We market hydroprocessing catalysts primarily through ART, our joint venture with Chevron. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.
As discussed above, our business is dependent on the economics of the petroleum industry. We are a leading supplier of hydroprocessing catalysts designed for processing high resid content feedstocks. We offer products for fixed-bed resid hydrotreating, on-stream catalyst replacement and ebullating-bed resid hydrocracking processes.
We also offer a full line of catalysts, customized for individual refiners, used in distillate hydrotreating to produce ultra-low sulfur content gasoline and diesel fuel, including our SMART CATALYST SYSTEM® and APART® catalyst systems. As discussed above, regulatory limitations on the sulfur content of gasoline and diesel fuel are becoming more common. These products are designed to help refiners to reduce the sulfur content of their products.
We have rights to sell hydrocracking and lubes hydroprocessing catalysts to licensees of Chevron Lummus Global and other petroleum refiners for unit refills. These rights allow us to streamline hydroprocessing catalyst supply and improve technical service for refining customers by establishing ART as their single point of contact for all their hydroprocessing catalyst needs.
Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Criterion, Albemarle, Haldor Topsoe, UOP and Axens are our leading global competitors in hydroprocessing catalysts. We also have multiple regional competitors.
Grace Catalysts Technologies—Polyolefin Catalysts, Catalyst Supports and Polypropylene Process Technology
We are a leading provider of catalyst systems and catalyst supports to the polyolefins industry for a variety of polyethylene and polypropylene process technologies. These types of catalysts are used for the manufacture of polyethylene and polypropylene thermoplastic resins used in products such as plastic film, high-performance plastic pipe, automobile parts, household appliances and household containers. We use a combination of proprietary catalyst and support technology and technology licensed from third parties to provide unique catalyst-based solutions to our customers and to provide a broad technology portfolio for enhancing collaboration opportunities with technology leaders.

Our MAGNAPORE® polymerization catalyst is used to produce high performance polyethylene in the slurry loop process for pipe and film applications. Our POLYTRAK® polymerization catalyst is designed to achieve improved polypropylene performance, particularly for impact resistant applications such as automobile bumpers and household appliances.
Our standard and customized DAVICAT® catalysts offer a wide range of chemical and physical properties based on our material science technology for supported catalysts, polystyrene, herbicide, neutraceuticals and on-purpose olefins. Our RANEY® nickel, cobalt and copper hydrogenation and dehydrogenation catalysts are used for the synthesis of organic compounds for the fibers, polyurethanes, engineered plastics, pharmaceuticals, sweeteners and petroleum industries.
Our non-phthalate CONSISTA® and traditional SHAC® catalysts along with CONSISTA® and ADT donors have been designed for the UNIPOL® gas-phase polypropylene process technology but are also adaptable to a variety of other polypropylene gas-phase and slurry-phase polymerization processes.
The polyolefin catalyst and supports industry is technology-intensive and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts and supports including Univation, LyondellBasell, BASF, Albemarle and PQ, and most sell their products worldwide.
We are also a leading licensor of gas-phase polypropylene process technology to polypropylene manufacturers. Our aforementioned UNIPOL® polypropylene technology is designed to have fewer moving parts and require less equipment than other competing technologies in order to reduce operating costs. This technology provides our licensees with a reliable capability to manufacture products for a broad array of end-use applications. The polypropylene process licensing industry is technology-intensive and licensors must adapt the technology and the related licenses to meet individual customer needs. The major competing polypropylene process licensors are LyondellBasell, Novolen and INEOS Technologies.
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
The principal raw materials for Catalysts Technologies products include molybdenum, rare earths, tungsten, alumina, caustic soda, sodium silicate, sodium aluminate, aluminum sulfate, nickel, aluminum chlorohydrate, and aluminum. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.
Prices for many of our raw materials, including metals, have been volatile in recent years. In response to increases in raw material costs, we generally take actions to mitigate the effect of higher costs including increasing prices, developing alternative formulations for our products, increasing productivity, and hedging purchases of certain raw materials. In particular, in late 2010, we implemented rare earth surcharges on certain FCC catalysts that subsequently were removed in mid-2013 when the prices of these materials returned to stable levels. Rare earth surcharges increased sales by approximately $15 million and $110 million in 2013 and 2012.
As in many chemical businesses, we consume significant quantities of natural gas in the production of Catalysts Technologies products. World events and other economic factors have caused volatility in the price of natural gas. Increases or decreases in the cost of natural gas and raw materials can have a significant impact on our operating margins. We have implemented a risk management program under which we hedge natural gas in a way that provides protection against price volatility. See also disclosure in this Report in Item 7A (Quantitative and Qualitative Disclosures about Market Risk).
Grace Materials Technologies Operating Segment
Materials Technologies principally applies specialty silica, zeolite and resin technologies in the design and manufacture of products to create significant value for our diverse customer base. Our customers include coatings manufacturers, consumer product manufacturers, plastics manufacturers, producers of rigid food and beverage packaging, and pharmaceutical companies. We believe that our technological expertise and broad technology platform provide a competitive advantage, allowing us to quickly design products that help our customers create value in their markets.
The following table sets forth Materials Technologies sales of similar products as a percentage of Grace total revenue.

	2014		2013		2012
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Engineered Materials	$515.8	15.9%	$494.4	16.2%	$478.3	15.1%
Packaging Products	374.8	11.6%	384.1	12.5%	384.3	12.2%
Total Materials Technologies Revenue	$890.6	27.5%	$878.5	28.7%	$862.6	27.3%
The following table sets forth Materials Technologies sales by region as a percentage of Materials Technologies total revenue.

	2014		2013		2012
(In millions)	Sales	% of Materials Technologies Revenue	Sales	% of Materials Technologies Revenue	Sales	% of Materials Technologies Revenue
North America	$187.5	21.1%	$176.7	20.1%	$174.0	20.2%
Europe Middle East Africa	373.5	41.9%	367.8	41.9%	362.4	41.9%
Asia Pacific	198.7	22.3%	197.4	22.5%	185.9	21.6%
Latin America	130.9	14.7%	136.6	15.5%	140.3	16.3%
Total Materials Technologies Revenue	$890.6	100.0%	$878.5	100.0%	$862.6	100.0%
Grace Materials Technologies—Engineered Materials
We provide enabling technologies that are silica- and silica-alumina-based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-aluminas, for a wide variety of applications. Our product portfolio includes:

Application	Use	Key Brands
Coatings and Print Media	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
Consumer	Toothpaste abrasives and thickening agents, free-flow agents, anticaking agents, tabletting aids, cosmetic additives and flavor carriers	SYLOID® FP, SYLODENT®, SYLOID®, SYLOBLANC®, SYLOSIV®
	Edible oil refining agents, beer stabilizers and clarification aids for beer, juices and other beverages	DARACLAR®, TRISYL®
Industrial	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Adsorbents for dual pane windows and industrial applications, desiccant granules, beads, powders and bags and polyurethane moisture scavengers	PHONOSORB®, SYLOBEAD®, SYLOSIV®, CRYOSIV®, SAFETYSORB®
	Chemical metal polishing aids and formulations for chemical mechanical planarization/electronics applications	LUDOX®, POLIEDGE®
	Polymer additives for producers and processors of plastic products that prevent layers of polymer film from sticking together, improve dispersal of pigments and ease removal from molds	SYLOBLOC®
	Process adsorbents used in petrochemical and natural gas processes for such applications as ethylene-cracked-gas-drying, natural gas drying and sulfur removal	SYLOBEAD®
Discovery Sciences	Pharmaceutical excipients and intermediates	SYLOID® FP
	Fine chemical intermediates	SYNTHETECH®™
	Preparative scale purification products including media, column hardware, and equipment	DAVISIL®, VYDAC®, MODCOL®, SPRING®, MULTIPACKER®
	Flash chromatography systems and consumables	REVELERIS®, REVEALX™, GRACERESOLV™
	Analytical scale high performance liquid chromatography (HPLC) columns and detectors	VISIONHT®, VYDAC®, ALLTECH®, ALLTIMA®
	CO2 absorbents for anesthesiology and re-breathing applications	SODASORB®
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
Our silica-based engineered materials sales are global. There are many manufacturers of engineered materials that market their products on a global basis including Evonik, PQ/INEOS, and UOP. Competition is generally based on product performance, technical service and reliability, price, and additional value-added features to address the needs of our customers, end-users and brand owners. Our Discovery Sciences products compete on the basis of distinct technology, product quality, and customer support. Competition for these products is highly fragmented with a large number of companies that sell their products on a global and regional basis, although a number of companies, such as Waters Corporation, Agilent Technologies and Thermo-Fisher, have a substantial global position and a relatively large installed customer base.
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
We expect the packaging products product group to become part of "New GCP" upon completion of the separation of "New GCP" from Grace.
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
We use country-based direct sales forces that are dedicated to each product line and backed by application-specific technical customer service teams to market our Materials Technologies products. Our sales force seeks to develop long-term relationships with our customers and focuses on consultative sales, technical support and key account growth programs. To ensure full geographic coverage, our direct sales organization is further supplemented by a network of distributors and agents.
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
The principal raw materials for Materials Technologies products include resins, sodium silicate, solvents, latexes (including certain food-grade raw materials), polyolefin, and rubber. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.
Prices for many of our raw materials, including specialty and commodity materials such as latex, rubbers, pigments, resins and solvents, have been volatile in recent years. In response to increases in raw material costs, we generally take actions to mitigate the effect of higher costs including increasing prices, developing alternative formulations for our products, increasing productivity, and hedging purchases of certain raw materials.
As in many chemical businesses, we consume significant quantities of natural gas in the production of Materials Technologies products. World events and other economic factors have caused volatility in the price of natural gas. Increases or decreases in the cost of natural gas and raw materials can have a significant impact on our operating margins. We have implemented a risk management program under which we hedge natural gas in a way that provides protection against price volatility. See also disclosure in this Report in Item 7A (Quantitative and Qualitative Disclosures about Market Risk).
Since we manufacture a substantial portion of our packaging products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar and the euro may adversely affect our raw material costs.
Grace Construction Products Operating Segment
Construction Products produces and sells specialty construction chemicals and specialty building materials. We are a supplier to the construction industry and the most important uses of our products involve large commercial, infrastructure, and multi-family residential projects. We also supply roofing underlayments for single-family residential construction, repair and restoration.
The following table sets forth Construction Products sales of similar products as a percentage of Grace total revenue.

	2014		2013		2012
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Specialty Construction Chemicals	$688.7	21.2%	$650.4	21.3%	$642.6	20.4%
Specialty Building Materials	416.9	12.9%	407.8	13.3%	382.2	12.1%
Total Construction Products Revenue	$1,105.6	34.1%	$1,058.2	34.6%	$1,024.8	32.5%
The following table sets forth Construction Products sales by region as a percentage of Construction Products total revenue.

	2014		2013		2012
(In millions)	Sales	% of Construction Products Revenue	Sales	% of Construction Products Revenue	Sales	% of Construction Products Revenue
North America	$436.0	39.4%	$423.2	39.9%	$411.5	40.2%
Europe Middle East Africa	270.7	24.5%	260.9	24.7%	269.7	26.3%
Asia Pacific	257.5	23.3%	233.7	22.1%	217.5	21.2%
Latin America	141.4	12.8%	140.4	13.3%	126.1	12.3%
Total Construction Products Revenue	$1,105.6	100.0%	$1,058.2	100.0%	$1,024.8	100.0%
Grace Construction Products—Specialty Construction Chemicals
We supply concrete admixtures and fibers to concrete producers that are used to improve the rheology, workability, quality, durability and other engineering properties of concrete, mortar, masonry and other cementitious construction materials. We also supply cement additives to cement manufactures that are used to improve energy efficiency in cement processing, enhance the characteristics of finished cement and improve ease of use.
Portland cement serves as the binder for the great majority of the concrete produced globally. National standards usually dictate the compressive strength and other properties that must be met by cement. Our additives are used to reduce the energy required to mill cement to the desired fineness and to improve the handling characteristics of the powdered material. Our additives are also used to adjust the performance of portland cement, permitting our customers to optimize production economics by using a broader selection of raw materials and allowing alternative processing conditions. Increasingly, cement manufacturers seek to reduce the environmental impact of their manufacturing processes. By providing greater flexibility in raw materials, our additives enable our customers to achieve environmental improvements such as a reduction in carbon dioxide emissions.
Our concrete admixtures allow concrete producers to optimize the use of a limited selection of locally-sourced raw materials (cement and aggregates). Our products are based on a set of core technologies that are formulated regionally into products tailored to specific local materials and end-use requirements. For example, our MIRA® admixture allows concrete to be produced with a lower amount of water, which improves the compressive strength and the long-term durability of the concrete. Our ADVA® admixture is used to make flowable "self compacting concrete" which is popular in precast concrete manufacturing where the rapid filling of large molds is a major driver of economics. Our ECLIPSE® admixture is used to minimize the formation of shrinkage cracks in critical applications, such as bridge decks. Our STRUX® polymeric fibers are used to replace steel reinforcement near the surface of concrete that will be exposed to corrosive de-icing salts. These products allow our customers to differentiate their concrete products for a wide variety of applications.
Our products include:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of structures	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, MIRA®, POLARSET®, ECLIPSE®
Additives for cement processing
Cement additives added to the milling stage of the cement manufacturing process to improve plant energy efficiency, enhance the performance of the finished cement and help our customers meet environmental regulations and reduce their CO2 footprints
		Cement manufacturers	CBA®, SYNCHRO®, HEA2®, TDA®
Admixtures for masonry concrete	Products for masonry concrete used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units	Masonry block manufacturers	DRY-BLOCK®, OPTEC®, QUANTEC®
Process control solutions for ready-mix concrete	Services to provide concrete producers quality control and operational efficiencies using sensors and other technologies	Ready-mix concrete manufacturers	VERIFI®
Our specialty construction chemicals product sales are global. We compete globally with several large international construction materials suppliers, and regionally and locally with numerous smaller competitors. Competition for our products is based on product performance, technical support and service, brand name recognition in the construction industry and price. Our major global competitors are BASF and Sika.
Grace Construction Products—Specialty Building Materials
We supply building materials used in both new construction and renovation/repair projects. Our products protect buildings and infrastructure from water, vapor, air and fire. They also reduce energy usage and improve long-term durability. Our products include waterproofing membranes and roofing underlayments for commercial and residential buildings, chemical grouts for use in waterproofing and soil stabilization applications, air and vapor barriers, cementitious grouts, passive fire protection, and products used to create decorative/architectural concrete.

Our products include:

Products	Uses	Customers	Key Brands
Structural waterproofing, vapor and air barrier systems
Structural waterproofing and air barrier systems to prevent water, vapor and/or air infiltration in commercial structures, including self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.
		Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	BITUTHENE®, PROCOR®, PREPRUFE®, ADPRUFE™, HYDRODUCT®, PERM-A-BARRIER®, ADCOR®ES, SILCOR®
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas, including fully adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	ICE & WATER SHIELD®, TRI-FLEX®, VYCOR®
Chemical grouts	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors; specialty distributors; municipalities; and other owners of large infrastructure facilities	DE NEEF™ HYDRO ACTIVE® Cut, DE NEEF™ AC-400, DE NEEF™ SWELLSEAL® WA, DE NEEF™ MC-500™
Fire protection	Fire protection products spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	MONOKOTE®
Specialty grouts and mortars	Cementitious grouts and mortars used for under filling and gap filling	Specialty contractors engaged in the repair of concrete, installation of new precast concrete elements and infrastructure repair	BETEC®
Products for architectural concrete
Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete
		Precast concrete producers and architects	PIERI®
Our specialty building materials product sales are global. Our customers include global architectural and contracting firms as well as local specifiers, engineers and contractors. We compete globally with several large international construction materials suppliers, and regionally and locally with numerous smaller competitors. Competition for our products is based on product performance, technical support and service, brand name recognition in the construction industry and price. Our major global competitor is Sika.
Grace Construction Products—Manufacturing, Marketing and Raw Materials
In view of our diversity of customers and customer requirements, and because specialty construction chemicals and specialty building materials require intensive sales and customer service efforts, we maintain specialized direct sales and technical teams to support sales in over 100 countries. Our specialized teams sell products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. They have developed deep segment knowledge that is important to our customers. These teams work with architects and engineers to have our products specified for construction projects in their local areas and internationally. We also use distributors in both U.S. and non-U.S. markets.
Our research and development and marketing organizations utilize a growth and innovation process to develop and continually improve our products to meet the changing needs of our customers. In addition to new product introductions, we have grown in emerging regions where increasing construction activity, improvement in building codes, and sophistication of construction practices have increased demand for our products. We work with code-writing bodies in emerging regions to create standards that increase the sophistication and quality of construction. We have expanded our commercial and manufacturing capabilities in emerging regions to serve this demand.
We manufacture our products in our own plants or we have third parties toll manufacture to our specifications. The low capital needed for our plants and third-party manufacturers gives us flexibility in the manner in which we service our customers and the range of technologies we can employ. Several of the plants ship internationally to leverage capacity, but most are intended to serve local markets.
The key raw materials we use in our products are obtained from a variety of suppliers, including basic chemical and petrochemical producers. Many of our raw materials are organic chemicals derived from olefins. We also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers and fibers. In most instances, our raw materials are sourced locally to the manufacturing facility and are available from multiple sources. Global supply and demand factors, changes in currency exchange rates, and petroleum prices can significantly impact the price and availability of our key raw materials.
Since we manufacture a portion of our construction products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar and the euro may adversely affect our raw material costs.
The construction business is cyclical, in response to economic conditions, as well as seasonal, driven by weather conditions. Demand for our products is primarily driven by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically.
We expect Grace Construction Products to become part of "New GCP" upon completion of the separation of "New GCP" from Grace.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for 2014, 2013 and 2012 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 18 (Operating Segment Information) to the Consolidated Financial Statements, which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).
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
Research and development expenses were approximately $80 million in 2014 and $65 million in 2013 and 2012. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods. Grace also conducts research and development activities with our ART joint venture, which are not included in the amounts above.
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
We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2015 and 2016, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year (In millions)	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
2012	$61	$9	$13
2013	59	17	14
2014	59	25	12
2015	61	17	21	*
2016	62	11	23	*
___________________________________________________________________________________________________________________

*
Amounts are based on site remediation matters for which sufficient information is available to estimate remediation costs. We do not have sufficient information to estimate all of Grace's possible future remediation costs. As we receive new information, our estimate of remediation costs may change materially.

Additional information about our environmental remediation activities is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Commitments and Contingent Liabilities) to the Consolidated Financial Statements.
We continuously seek to improve our environment, health and safety performance. To the extent applicable, we extend the basic elements of the American Chemistry Council's RESPONSIBLE CARE® program to all our locations worldwide, embracing specific performance objectives in the key areas of management systems, product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. We have implemented key elements of the RESPONSIBLE CARE® Security Code for our operations and systems. We have completed a review of our existing security (including cyber-security) vulnerability and have taken actions to enhance our security systems and protect our assets. We have undertaken certain activities to comply with the Department of Homeland Security (DHS) Chemical Facility Anti-Terrorism Standards, including identifying facilities subject to the standards, conducting security vulnerability assessments and developing site security plans, as necessary.
EMPLOYEE RELATIONS
As of December 31, 2014, we employed approximately 6,500 persons, of whom approximately 2,700 were employed in the United States. Of our total employees, approximately 4,700 were salaried and 1,800 were hourly.

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
In addition, the charters for the Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees of our Board of Directors, our corporate governance guidelines and code of ethics are available, free of charge, on our website at www.grace.com/en-us/corporate-leadership/pages/governance.aspx. Printed copies of the charters, governance guidelines and code of ethics may be obtained free of charge by contacting Grace Shareholder Services at 410-531-4167.
The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.
Our Chief Executive Officer and Chief Financial Officer have submitted certifications to the SEC pursuant to the Sarbanes Oxley Act of 2002 as exhibits to this Report.
EXECUTIVE OFFICERS
See "Executive Officers of the Registrant" following Part I, Item 4 of this Report for information about our Executive Officers.
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
We operate our business on a global scale with approximately 70% of our 2014 sales outside the United States. We conduct business in over 40 countries and in more than 50 currencies. We currently have many production facilities, research and development facilities and administrative and sales offices located outside

North America, including facilities and offices located in Europe, the Middle East, Africa, Asia and Latin America. We expect non-U.S. sales to continue to represent a substantial majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:

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

•	we may be affected by unexpected adverse changes in foreign laws or regulatory requirements; and

•	unanticipated events, such as geopolitical changes, could adversely affect our foreign operations.
Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
We are exposed to currency exchange rate changes that impact our profitability.
We are exposed to currency exchange rate risk through our U.S. and non-U.S. operations. Changes in currency exchange rates may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same region and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. When the U.S. dollar strengthens against other currencies, at a constant level of business, our reported sales, earnings, assets and liabilities are reduced because the non-U.S. currencies translate into fewer U.S. dollars. In addition, since we manufacture a substantial portion of our construction products and packaging products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar and the euro may adversely affect our raw material costs.
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
Prices for certain raw materials are volatile and can have a significant effect on our manufacturing and supply chain strategies as we seek to maximize our profitability. If we are unable to successfully adjust our strategies in response to volatile raw materials and energy prices, such volatility could have a negative effect on our earnings in future periods
We use petroleum-based materials, metals, natural gas and other materials in the manufacture of our products. Prices for these materials are volatile and can have a significant effect on our pricing, sales, manufacturing and supply chain strategies as we seek to maximize our profitability. Our ability to successfully adjust strategies in response to volatile raw material and energy prices is a significant factor in maintaining or improving our profitability. If we are unable to successfully adjust our strategies in response to volatile prices, such volatility could have a negative effect on our sales and earnings in future periods.

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
Our planned separation of Grace into two independent, publicly traded companies may not be completed or, if it is completed, it may not qualify as a tax-free spin-off for U.S. federal income tax purposes.
We recently announced our intention to separate Grace into two independent, publicly-traded companies. The two companies, to be named prior to closing, are expected to be "New Grace," consisting of the Catalysts Technologies and Materials Technologies business segments (excluding the packaging products product group), and “New GCP,” consisting of the Construction Products business segment and the packaging products product group. The transactions are subject to multiple conditions that may not be met or, if met, may not be met on our currently anticipated timetable, and which could therefore delay or ultimately prevent completion of the transaction. If the transaction is delayed or not completed, we may incur significant costs. Whether or not we complete the transaction, our announcement of the planned separation and steps we may take toward its completion could negatively impact our ability to establish and maintain significant business relationships, including with customers and suppliers, and our ability to retain key personnel during the period leading up to and following the separation transaction. In addition, although we intend that the separation transaction be tax-free to the Company's stockholders for U.S. federal income tax purposes, we can have no assurance that the transaction will qualify for tax-free treatment. If the transaction is ultimately determined to be taxable, Grace stockholders and "New Grace" could incur significant income tax liabilities.
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
We are subject to lawsuits and regulatory actions, in connection with current and former operations (including divested businesses), for breaches of environmental laws that seek clean-up or other remedies. We are also subject to lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA. We are also subject to similar risks outside of the U.S.
We operated a vermiculite mine in Libby, Montana, until 1990. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. We are cooperating with EPA to investigate the Libby vermiculite mine and the surrounding area and determine a final remedy. During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine may have been used, stored or processed. We are cooperating with EPA on this reinvestigation including remediation at several facilities. It is probable that EPA will request additional remediation at other facilities. We do not have sufficient information to identify other sites that might require additional remediation or to estimate the costs. We will evaluate our estimated remediation liability for other sites as we receive additional information from EPA.
We have established accounting accruals for all environmental matters for which a loss is considered to be probable and sufficient information is available to reasonably estimate the loss. We do not have sufficient information to accrue for all of our environmental risks. These accruals do not include the cost to remediate the Libby vermiculite mine or costs related to any additional EPA claims, whether resulting from EPA's reinvestigation of vermiculite facilities or otherwise, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that our ultimate liability for environmental matters will exceed our current estimates by material amounts.
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
We have a substantial amount of debt. As of December 31, 2014, we had $1,031.5 million of unsecured indebtedness outstanding and $984.3 million of secured indebtedness outstanding. Our indebtedness may have material effects on our business, including to:

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
Restrictions imposed by agreements governing our indebtedness may limit our ability to operate our business, finance our future operations or capital needs, or engage in other business activities. If we fail to comply with certain restrictions under these agreements, our debt could be accelerated and we may not have sufficient cash to pay our accelerated debt.
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
As of December 31, 2014, $972.6 million, or approximately 48%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. An increase of 100 basis points in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $9.7 million, assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2014, remains the same.
We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2014, were approximately $1,263 million, or approximately $67 million less than the measured pension benefit obligation on a U.S. GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
Our obligation to make payments to the PD Trust in respect of asbestos PD Claims (other than ZAI PD Claims) is not capped and we may be obligated to make additional payments.
Under the Joint Plan, an asbestos property damage trust has been established and funded under Section 524(g) of the Bankruptcy Code. The order of the Bankruptcy Court confirming the Joint Plan contains a channeling injunction which provides that all pending and future asbestos-related property damage claims and demands, PD Claims, can only be brought against the PD Trust. The PD Trust contains two accounts. One of these accounts, the PD Account, is funded solely in respect of PD Claims other than those PD Claims related to our former ZAI attic insulation product. Unresolved and future non-ZAI PD Claims are to be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such PD claims are determined to be allowed claims, are to be paid in cash by the PD Trust. We are obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if any) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount we are required to pay under the PD Obligation is not capped so we may have to make additional payments to the PD Account in respect of the PD Obligation. We are also obligated to make a payment of $30 million to the PD Trust on February 3, 2017, and up to 10 contingent deferred payments to the PD Trust of $8 million during the 20-year period beginning February 3, 2019, in respect of ZAI PD Claims in the event the ZAI PD Account's assets fall below $10 million in the preceding year. We have accrued liabilities for probable PD Claims but have not accrued any liability for the contingent ZAI PD payments as we do not believe they are probable.
Our ability to use tax deductions to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income.
Our ability to use future tax deductions, including net operating losses, is dependent on our ability to generate sufficient future taxable income in the U.S. In addition, our ability to use future tax deductions may be limited by Section 382 of the Internal Revenue Code resulting from future changes in the ownership of outstanding Company common stock. Our Certificate of Incorporation provides that under certain circumstances, our Board of Directors would have the authority to impose restrictions on the transfer of Company common stock with respect to certain 5% shareholders in order to preserve these future tax deductions.
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
Some of our employees are unionized, represented by works councils or employed subject to local laws that are less favorable to employers than the laws in the United States.
As of December 31, 2014, we had approximately 6,500 global employees. Approximately 750 of our approximately 2,700 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
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
We are subject to business continuity risks associated with centralization of certain administrative functions.
We have centralized certain administrative functions, primarily in North America, Europe and Asia, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.
A failure of our information technology infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our information technology (IT) infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against Grace and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
We do not pay cash dividends on our common stock.
We have not paid a cash dividend on our common stock since 1997. Our Board of Directors has made no determination as to whether or when we will begin paying cash dividends. Until we begin paying dividends on our common stock, investors will have to rely on stock appreciation for a return on their investment.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We operate manufacturing plants and other facilities (including offices, warehouses, labs and other service facilities) throughout the world. Some of these plants and facilities are shared by our operating segments. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking planned expansion into account, the productive capacity of our plants and other facilities is generally adequate for current operations. The table below summarizes our primary facilities by operating segment and region:

	Number of Facilities*
	North America	Europe Middle East Africa	Asia Pacific	Latin America	Total
Catalysts Technologies	9	3	1	—	13
Materials Technologies	7	10	9	4	30
Construction Products	17	12	23	11	63
___________________________________________________________________________________________________________________
*    Shared facilities are counted in all applicable operating segments. The total number of facilities included in the above table, without regard to sharing amongst operating segments, is 92.
Our largest Catalysts Technologies facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany.
Our largest Materials Technologies facilities are located in Baltimore, Maryland, and Worms, Germany.
Our largest Construction Products facilities are located in Cambridge, Massachusetts, and Mount Pleasant, Tennessee. Because this operating segment's products generally have short shelf lives and must be delivered to numerous job sites, Construction Products requires a greater number of facilities to service our customers than Catalysts Technologies and Materials Technologies. Also, these facilities are generally smaller and less capital intensive than our Catalysts Technologies and Materials Technologies facilities. For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 18 (Operating Segment Information) to our Consolidated Financial Statements, which disclosure is incorporated herein by reference.
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
In connection with our credit agreement, we have executed security agreements with respect to certain of our larger United States facilities in the following locations: Chicago, Illinois; Lake Charles, Louisiana; Baltimore and Columbia, Maryland; Albany, Oregon; and Mount Pleasant, Tennessee. For a description of our credit agreement see Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 6 (Debt) to the Consolidated Financial Statements.
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
ENVIRONMENTAL INVESTIGATIONS AND CLAIMS
Disclosure provided in this Report in Item 1 (Business) under the caption "Environment, Health and Safety Matters" and Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Commitments and Contingent Liabilities under the caption "Environmental Remediation") to the Consolidated Financial Statements is incorporated herein by reference.
TAX CLAIMS
Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 8 (Income Taxes) to the Consolidated Financial Statements is incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of Grace as of February 15, 2015, is included as an unnumbered Item in Part I of this report in lieu of being included in the Grace Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2015. Our executive officers are elected annually.

Name and Age	Office	First Elected
Alfred E. Festa (55)	Chairman of the Board and Chief Executive Officer	01/01/08 06/01/05
Hudson La Force III (50)	Senior Vice President and Chief Financial Officer	04/01/08
Gregory E. Poling (59)	President and Chief Operating Officer	11/03/11
Elizabeth C. Brown (51)	Vice President and Chief Human Resources Officer	01/21/15
Keith N. Cole (56)	Vice President, Government Relations and Environment, Health and Safety	02/10/14
Mark A. Shelnitz (56)	Vice President, General Counsel and Secretary	04/27/05
Messrs. Festa, Poling, La Force and Shelnitz have been actively engaged in Grace's business for the past five years.
Ms. Brown joined Grace in 2015. From 2010 until she joined Grace, Ms. Brown held leadership positions in human resources for Tyco International Limited. Prior to joining Tyco, Ms. Brown held leadership positions in human resources for LyondellBasell Industries.
Mr. Cole joined Grace in 2014. From 2002 until he joined Grace, Mr. Cole held leadership positions in government relations and public policy for General Motors Corporation.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Except as provided below, the disclosure required by this Item appears in this Report in: Item 6 (Selected Financial Data); under the heading "Selected Financial Data" opposite the caption "Other Statistics—Common shareholders of record" in the Financial Supplement; Item 8 (Financial Statements and Supplementary Information) in the Financial Supplement in Note 15 (Shareholders' Equity) and Note 20 (Quarterly Summary and Statistical Information (Unaudited) opposite the caption "Market price of common stock") to the Consolidated Financial Statements; and Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and such disclosure is incorporated herein by reference.
SHAREHOLDER RIGHTS AGREEMENT
On March 31, 1998, we paid a dividend of one Preferred Stock Purchase Right on each share of Company common stock. Subject to our prior redemption for $.01 per right, rights will become exercisable on the earlier of:

•	10 days after an acquiring person, composed of an individual or group, has acquired beneficial ownership of 20% or more of the outstanding Company common stock or

•
10 business days (or a later date fixed by the Board of Directors) after an acquiring person commences (or announces the intention to commence) a tender offer or exchange offer for beneficial ownership of 20% or more of the outstanding Company common stock.

Until these events occur, the rights will automatically trade with the Company common stock, and separate certificates for the rights will not be distributed. The rights do not have voting or dividend rights.
Generally, each right not owned by an acquiring person:

•	will initially entitle the holder to buy from Grace one hundredth of a share of the Grace Junior Participating Preferred Stock, at an exercise price of $100, subject to adjustment;

•
will entitle such holder to receive upon exercise, in lieu of shares of Grace junior preferred stock, that number of shares of Company common stock having a market value of two times the exercise price of the right; and

•	may be exchanged by Grace for one share of Company common stock or one hundredth of a share of Grace junior preferred stock, subject to adjustment.
Generally, if there is an acquiring person and we are acquired, each right not owned by an acquiring person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the right.
Each share of Grace junior preferred stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend equal to 100 times the dividend declared per share of Company common stock whenever such dividend is declared. In the event of liquidation, holders of Grace junior preferred stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment equal to 100 times the payment made per share of Company common stock. Each share of Grace junior preferred stock will have 100 votes, voting together with the Company common stock. Finally, in the event of any business combination, each share of Grace junior preferred stock will be entitled to receive an amount equal to 100 times the amount received per share of Company common stock. These rights are protected by customary antidilution provisions.
The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights expire on March 30, 2018. The rights have been approved by the U.S. Bankruptcy Court for the District of Delaware and the Official Committee of Equity Security Holders in connection with our Chapter 11 proceedings.
This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which has been filed with the SEC.

DIVIDENDS ON COMPANY COMMON STOCK
We have not paid a cash dividend on our common stock since 1997. Our Board of Directors has made no determination as to whether or when we will begin paying cash dividends. Although our credit agreement and indentures (as described in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 6 (Debt) to the Consolidated Financial Statements and filed as an exhibit to this Report), our deferred payment agreement with the Asbestos Property Damage Trust (as described in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 and Joint Plan of Reorganization) to the Consolidated Financial Statements and filed as an exhibit to this Report) and our guarantee agreement with the Asbestos Property Damage Trust (filed as an exhibit to this Report) contain certain restrictions on the payment of dividends on, and redemptions of, equity interests and other restricted payments, we believe that such restrictions do not currently materially limit our ability to pay dividends and we do not believe that such restrictions are likely to limit materially our future payment of dividends.
SHARE REPURCHASES
Share Repurchase Program
On February 4, 2014, we announced that the Board of Directors had authorized a share repurchase program of up to $500 million. This program was completed in January 2015. On February 5, 2015, we announced that the Board of Directors has authorized an additional share repurchase program of up to $500 million. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. Repurchased shares are held in treasury. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace's shares, the strategic deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended December 31, 2014:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
10/1/2014 - 10/31/2014	494,307	89.86	494,307	114.7
11/1/2014 - 11/30/2014	434,600	95.54	434,600	73.2
12/1/2014 - 12/31/2014	515,465	95.60	515,465	23.9
Total	1,444,372	93.62	1,444,372	23.9
PI Warrant Settlement
As of February 3, 2014, the effective date of the Grace Joint Plan of Reorganization, we issued to the WRG Personal Injury Trust warrants (the "PI Warrant") to acquire 10 million shares of Company common stock. On February 3, 2015, we repurchased the PI Warrant for a payment of $490 million.
STOCK TRANSFER RESTRICTIONS
Under the terms of our Certificate of Incorporation, as approved by the Bankruptcy Court as part of the confirmation of the Joint Plan, in order to preserve significant tax benefits which are subject to elimination or limitation, the Board of Directors has the authority to impose restrictions on the transfer of Company common stock with respect to certain 5% shareholders. Imposing such restrictions requires at least a 25% ownership shift to occur (as determined under Internal Revenue Code regulations) and at least a two-thirds vote of all of the directors. These restrictions would generally not limit the ability of a person that holds less than 5% of Company common stock to either buy or sell stock on the open market.
This summary does not purport to be complete and is qualified in its entirety by reference to the Certificate of Incorporation, which has been filed with the SEC as Exhibit 3.1 to this Report.

STOCK PERFORMANCE GRAPH
The following information in Item 5 is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent Grace specifically incorporates it by reference into such a filing.
The line graph and table below compare the cumulative total shareholder return on Company common stock with the cumulative total return of companies on the Standard & Poor’s ("S&P") 500 Stock Index, the S&P Composite 1500 Specialty Chemicals Index and S&P 1500 Diversified Chemicals Index. This graph and table assume the investment of $100 in Company common stock on December 31, 2009. Grace has not paid cash dividends during the period presented.

	2009	2010	2011	2012	2013	2014
W. R. Grace & Co.	$100	$139	$181	$265	$390	$376
S&P 500 Index	100	115	117	136	179	204
S&P 1500 Specialty Chemicals	100	129	139	192	253	299
S&P 1500 Diversified Chemicals	100	140	132	159	227	243

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
Currency Exchange Rate Risk
Because we do business in over 40 countries, our results of operations are exposed to changes in currency exchange rates. We seek to minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, we use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. We do not hedge translation exposures that are not expected to affect cash flows in the near-term. Significant uses of derivatives to mitigate the effects of changes in currency exchange rates are as follows.
In November 2007, we executed intercompany loans in the aggregate amount of €250 million between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loans, our U.S. subsidiary entered into a series of currency forward contracts in order to fix the dollar/euro exchange rate that will apply to convert the euro principal payments to dollars. Currency fluctuations on these loans and the related forward contracts were recorded as components of operating results. The intercompany loans were repaid, and the related forward contracts were settled, when we emerged from bankruptcy.
The following table provides information about our significant currency forward exchange agreements as of December 31, 2013, specifically, the notional, or contract, amounts (in millions of U.S. dollars), and weighted average exchange rates (U.S. dollars to euros) by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets. There were no significant currency forward exchange agreements outstanding at December 31, 2014.

	Euro Forward Contracts—December 31, 2013
Currency Forward Exchange Agreements	2014 Expected Maturity Date	Fair Value
Contract amount	$261.3	$(6.9)
Average contractual exchange rate	1.34	N/A
Commodity Price Risk
We operate in markets where the prices of raw materials and energy are commonly affected by cyclical movements in the economy and other factors. The principal raw materials used in our products include molybdenum, amines, polycarboxylates, sodium silicate, rare earths, rubber and latex, tungsten, alumina, caustic soda, solvents, napthalene sulfonate, lignin, and saccharides. Natural gas is the largest single energy source that we purchase. These commodities are generally available to be purchased from more than one supplier. In order to minimize the risk of increasing prices on certain raw materials and energy, we use a centralized supply chain organization for sourcing in order to optimize procurement activities. We have a risk management committee to review proposals to hedge purchases of raw materials and energy.
We have implemented a risk management program under which we hedge natural gas and aluminum supply in a way that provides protection against price volatility in the natural gas and aluminum markets. In order to mitigate volatility in natural gas prices, we have entered into both fixed price swaps and options contracts to hedge a portion of our U.S. natural gas requirements. Additionally, in order to mitigate volatility in aluminum prices, we have entered into fixed price swaps to hedge a portion of our U.S. aluminum requirements.
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

	Commodity Derivatives—December 31, 2014
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	5.0	$3.54	$17.5	$(2.5)
Aluminum swaps	1.3	$0.92	$1.2	$(0.1)

	Commodity Derivatives—December 31, 2013
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural gas swaps	0.3	$4.44	$1.2	$—
Aluminum swaps	1.4	$0.89	$1.2	$(0.1)
The fair value of commodity derivative contracts is presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.
The following tables provide information about our natural gas option contracts. Contract volumes, or notional amounts, are presented in millions of MMBtu, both strike prices and futures trading prices are presented in U.S. dollars per million MMBtu, and the fair value is presented in millions of U.S. dollars. The fair values of the natural gas option contracts represent the excess of the futures trading price (market price) over the strike price multiplied by the nominal contract volumes. All natural gas option contracts mature within 18 months.

	Natural Gas Option Contracts—December 31, 2014
Type of Contract	Contract Volumes	Strike Price	Futures Trading Price	Fair Value
Natural gas options	0.3	$5.00	$2.88 - 2.95	$—

	Natural Gas Option Contracts—December 31, 2013
Type of Contract	Contract Volumes	Strike Price	Futures Trading Price	Fair Value
Natural gas options	7.1	$5.00	$4.01 - 4.41	$—
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
Interest Rate Risk
As of December 31, 2014, approximately $972.6 million of our borrowings were at variable interest rates and expose us to interest rate risk. As a result, we have been and will continue to be subject to the variations on interest rates in respect of our floating-rate debt. A 100 basis point increase in the interest rates payable on our variable rate debt outstanding as of December 31, 2014, would increase our annual interest expense by approximately $9.7 million.
In connection with our emergence financing, we entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of term debt at 4.643% as of December 31, 2014. While we have and may continue to enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
See Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 7 (Fair Value Measurements and Risk) to the Consolidated Financial Statements for additional disclosure around market risk, which disclosure is incorporated herein by reference.
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
There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled "Proposal One: Election of Directors," "—Nominees for Election as Directors," "—Continuing Directors," and "—Corporate Governance," "Questions and Answers—Where can I find Grace corporate governance materials?," and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" of the 2015 Proxy Statement. Required information on executive officers of Grace appears at Part I after Item 4 of this report.
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled "Proposal One: Election of Directors—Corporate Governance," and "—Director Compensation," and "Executive Compensation—Compensation Discussion and Analysis," "—Compensation Committee Report," "—Compensation Committee Interlocks and Insider Participation," and "—Compensation Tables" of the 2015 Proxy Statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections entitled "Other Information—Equity Security Ownership of Management and Certain Other Beneficial Owners" and "—Equity Compensation Plan Information" of the 2015 Proxy Statement.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections entitled "Proposal One: Election of Directors—Corporate Governance" and "Other Information—Related Party Transactions" of the 2015 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the sections entitled "Proposal Two: Ratification of the Appointment of the Registered Public Accounting Firm—Principal Accountant Fees and Services" and "—Audit Committee Pre-Approval Policies and Procedures" of the 2015 Proxy Statement.

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
Exhibit 2.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
4.1	Amended and Restated Rights Agreement dated as of March 25, 2008 between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent.	Exhibit 4.1 to Form 10/A (filed 3/25/08) SEC File No.: 001-13953
4.2	Receivables Purchase Agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH.	Exhibit 4.10 to Form 10-K (filed 3/02/07) SEC File No.: 001-13953
4.3
Credit Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn., Grace GmbH & Co. KG, a Federal Republic of Germany limited partnership, each lender from time to time party thereto, and Goldman Sachs Bank USA, as Administrative Agent.
Exhibit 4.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953

Exhibit No.	Exhibit	Location
4.4	Deferred Payment Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PI Trust.	Exhibit 4.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.5	Guarantee Agreement (PI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.6	Obligation Termination Agreement dated August 1, 2014, by and between W. R. Grace & Co.-Conn., W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 10.1 to Form 8-K (filed 9/9/14) SEC File No.: 001-13953
4.7	Deferred Payment Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.04 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.8	Guarantee Agreement (PD) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.05 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.9	Deferred Payment Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co.-Conn. and the WRG Asbestos PD Trust.	Exhibit 4.06 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.10	Guarantee Agreement (PD-ZAI) dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.07 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.11	Share Issuance Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PD Trust and the WRG Asbestos PI Trust.	Exhibit 4.08 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.12	Warrant Agreement dated as of February 3, 2014 by and among W. R. Grace & Co., the WRG Asbestos PI Trust and Computershare.	Exhibit 4.09 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.13
[Warrant] Implementation Letter dated as of October 25, 2012 by and between W. R. Grace & Co., the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative and the Official Committee of Equity Security Holders.
Exhibit 4.10 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.14	[Warrant] Registration Rights Agreement dated as of February 3, 2014 by and between W. R. Grace & Co. and the WRG Asbestos PI Trust.	Exhibit 4.11 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.15	Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.—Conn., the guarantors party there to and Wilmington Trust, National Association, as trustee	Exhibit 4.1 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.16	First Supplemental Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.—Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee	Exhibit 4.2 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.17	Form of 5.125% Note due 2021 (included as Exhibit A-1 to Exhibit 4.2)	Exhibit 4.3 (included as Exhibit A-1 to Exhibit 4.2) to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.18	Form of 5.625% Note due 2024 (included as Exhibit A-2 to Exhibit 4.2)	Exhibit 4.4 (included as Exhibit A-2 to Exhibit 4.2) to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
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
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.3	Settlement Agreement dated December 23, 2013 by and between W. R. Grace & Co. and the other debtors named therein and the holders of Grace's pre-petition credit facilities named therein.	Exhibit 10.3 to Form 10-K (filed 2/27/14) SEC File No.: 001-13953

Exhibit No.	Exhibit	Location
10.4	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended.	Exhibit 10 to Form 10-Q (filed 8/14/00) SEC File No.: 001-13953*
10.5	W. R. Grace & Co. 2011 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 4/13/11) SEC File No.: 001-13953*
10.6	W. R. Grace & Co. Amended and Restated 2011 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 5/01/13) SEC File No.: 001-13953*
10.7	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953*
10.8	Form of Performance-based Unit Agreement.	Exhibit 10.2 to Form 10-Q (filed 8/02/13) SEC File No.: 001-13953*
10.9	Form of Stock Option Award Agreement.	Exhibit 10.2 to Form 8-K (filed 4/13/11) SEC File No.: 001-13953*
10.10	Form of Restricted Stock Award Agreement	Exhibit 10.4 to Form 8-K (filed 5/8/14) SEC File No.: 001-13953*
10.10	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended.	Exhibit 10.7 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.11	W. R. Grace & Co. Executive Salary Protection Plan, as amended.	Exhibit 10.8 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.12	Form of Executive Severance Agreement between Grace and certain officers.	Exhibit 10.17 to Form 10-K (filed 3/13/03) SEC File No.: 001-13953*
10.13	Severance Pay Plan for Salaried Employees.	Exhibit 10.17 to Form 10-K (filed 3/02/07) SEC File No.: 001-13953*
10.14	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision).	Exhibit 10.28 to Form 10-K (filed 4/16/01) SEC File No.: 001-13953*
10.15	Annual Incentive Compensation Program.	Exhibit 10.15 to Form 10-Q (filed 5/8/14) SEC File No.: 001-13953*
10.16	Letter Agreement dated May 27, 2009 between John F. Akers, on behalf of Grace, and Fred Festa (includes enhanced severance provision).	Exhibit 10.1 to Form 8-K (filed 5/29/09) SEC File No.: 001-13953*
10.17	Letter Agreement dated February 28, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (includes enhanced severance provision)	Exhibit 10.1 to Form 8-K (filed 3/07/08) SEC File No.: 001-13953*
10.18	Letter Agreement dated June 19, 2009 between Fred Festa, on behalf of Grace, and Pamela Wagoner (includes enhanced severance provision).	Exhibit 10.18 to Form 10-K (filed 2/27/14) SEC File No.: 001-13953*
10.19	Letter Agreement dated September 24, 2014, between Fred Festa, on behalf of Grace, and Pamela K. Wagoner.	Exhibit 10.1 to Form 10-Q (filed 11/06/14) SEC File No.: 001-13953*
10.20	Letter Agreement dated November 13, 2013, between Fred Festa, on behalf of Grace, and Keith N. Cole	Filed herewith
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Accountants.	Filed herewith
24	Powers of Attorney.	Filed herewith
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Location
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO.
By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)
By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)
By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)
Dated: February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2015.

Signature		Title
H. F. Baldwin*	}
R. C. Cambre*	}
R. F. Cummings, Jr.*	}
M. A. Fox*	}
D. H. Gulyas*	}	Directors
J. K. Henry*	}
J. N. Quinn*	}
C. J. Steffen*	}
M. E. Tomkins*	}

/s/ A. E. FESTA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
(A. E. Festa)
/s/ HUDSON LA FORCE III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
(Hudson La Force III)
/s/ WILLIAM C. DOCKMAN	Vice President and Controller (Principal Accounting Officer)
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
FOR THE YEAR ENDED DECEMBER 31, 2014

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
Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2014. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2014. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2014, as stated in their report, which appears on the following page.
Report On Disclosure Controls And Procedures—As of December 31, 2014, we and our management carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings and submissions under the Exchange Act is accumulated and communicated to us and our management to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. FESTA	/s/ HUDSON LA FORCE III
A. E. Festa Chief Executive Officer	Hudson La Force III Senior Vice President and Chief Financial Officer
February 25, 2015

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
In our opinion, the consolidated financial statements listed in the accompanying index accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying: Management's Report on Financial Information and Internal Controls. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Baltimore, Maryland
February 25, 2015

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-194171, 333-173785, 333-37024) of W. R. Grace & Co. of our report dated February 25, 2015 relating to the financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 25, 2015

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share amounts)	2014	2013	2012
Net sales	$3,243.0	$3,060.7	$3,155.5
Cost of goods sold	2,050.6	1,918.6	2,041.1
Gross profit	1,192.4	1,142.1	1,114.4
Selling, general and administrative expenses	664.0	505.7	635.2
Research and development expenses	79.5	65.2	64.5
Interest expense and related financing costs	61.5	43.8	46.5
Interest accretion on deferred payment obligations	65.7	—	—
Gain on termination of postretirement plans	(39.5)	—	—
Chapter 11 expenses, net of interest income	11.0	15.3	16.6
Default interest settlement	—	129.0	—
Asbestos and bankruptcy-related charges, net	7.1	21.9	384.6
Equity in earnings of unconsolidated affiliate	(19.7)	(22.9)	(18.5)
Other expense, net	28.5	23.5	6.1
Total costs and expenses	858.1	781.5	1,135.0
Income (loss) before income taxes	334.3	360.6	(20.6)
Benefit from (provision for) income taxes	(57.0)	(102.9)	61.6
Net income	277.3	257.7	41.0
Less: Net income attributable to noncontrolling interests	(1.0)	(1.6)	(1.0)
Net income attributable to W. R. Grace & Co. shareholders	$276.3	$256.1	$40.0
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$3.67	$3.35	$0.53
Weighted average number of basic shares	75.3	76.4	74.9
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$3.63	$3.30	$0.52
Weighted average number of diluted shares	76.2	77.7	76.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income	$277.3	$257.7	$41.0
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(2.6)	4.6	2.3
Currency translation adjustments	(28.0)	(23.6)	5.5
Gain (loss) from hedging activities, net of income taxes	(4.5)	(0.2)	2.4
Other than temporary impairment of investment	0.8	—	—
Gain (loss) on securities available for sale, net of income taxes	(0.1)	0.1	—
Total other comprehensive income (loss) attributable to noncontrolling interests	(2.2)	(0.9)	0.8
Total other comprehensive income (loss)	(36.6)	(20.0)	11.0
Comprehensive income	240.7	237.7	52.0
Less: comprehensive (income) loss attributable to noncontrolling interests	1.2	(0.7)	(1.8)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$241.9	$237.0	$50.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$277.3	$257.7	$41.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	137.1	123.1	119.0
Equity in earnings of unconsolidated affiliate	(19.7)	(22.9)	(18.5)
Dividends received from unconsolidated affiliate	11.2	2.8	6.3
Chapter 11 expenses, net of interest income	11.0	15.3	16.6
Chapter 11 expenses paid	(31.6)	(15.0)	(15.5)
Asbestos and bankruptcy-related charges, net	7.1	21.9	384.6
Cash paid to resolve liabilities subject to Chapter 11	(1,316.5)	—	—
Cash paid to settle deferred payment obligation	(632.0)	—	—
Provision for (benefit from) income taxes	57.0	102.9	(61.6)
Income taxes paid, net of refunds	(34.4)	(60.4)	(82.6)
Excess tax benefits from stock-based compensation	(1.2)	35.4	(36.8)
Interest accretion on deferred payment obligations	65.7	—	—
Interest accrued on credit arrangements	23.3	38.1	40.4
Interest paid on credit arrangements	(28.4)	(5.5)	(4.1)
Default interest settlement	—	129.0	—
Defined benefit pension (income) expense	160.3	(23.2)	149.6
Payments under defined benefit pension arrangements	(100.0)	(68.3)	(126.8)
Expenditures for environmental remediation	(12.4)	(14.0)	(13.0)
Changes in assets and liabilities, excluding effect of currency translation and businesses acquired:
Trade accounts receivable	(25.8)	13.5	(3.0)
Inventories	(52.1)	8.6	53.2
Accounts payable	(17.2)	4.2	(11.7)
All other items, net	49.2	(27.3)	16.5
Net cash (used for) provided by operating activities	(1,472.1)	515.9	453.6
INVESTING ACTIVITIES
Capital expenditures	(169.8)	(156.2)	(138.5)
Businesses acquired, net of cash acquired	—	(526.2)	(80.0)
Transfer from (to) restricted cash and cash equivalents	395.4	(197.8)	(61.1)
Other investing activities	9.7	(0.5)	(0.7)
Net cash provided by (used for) investing activities	235.3	(880.7)	(280.3)
FINANCING ACTIVITIES
Borrowings under credit arrangements	1,123.4	57.5	68.9
Repayments under credit arrangements	(770.3)	(69.4)	(28.7)
Proceeds from issuance of bonds	1,000.0	—	—
Payments for debt financing costs	(46.6)	—	—
Proceeds from exercise of stock options	23.4	34.4	32.2
Payments for repurchases of common stock	(469.5)	—	—
Excess tax benefits from stock-based compensation	1.2	(35.4)	36.8
Purchase of interest in consolidated joint venture	(12.4)	—	—
Other financing activities	0.7	4.5	1.1
Net cash provided by (used for) financing activities	849.9	(8.4)	110.3
Effect of currency exchange rate changes on cash and cash equivalents	(20.4)	1.1	5.0
(Decrease) increase in cash and cash equivalents	(407.3)	(372.1)	288.6
Cash and cash equivalents, beginning of period	964.8	1,336.9	1,048.3
Cash and cash equivalents, end of period	$557.5	$964.8	$1,336.9

Supplemental disclosure of cash flow information
Cash paid for interest	$696.5	$5.5	$4.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets

(In millions, except par value and shares)	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$557.5	$964.8
Restricted cash and cash equivalents	—	395.4
Trade accounts receivable, less allowance of $5.8 (2013—$6.0)	481.1	481.8
Inventories	332.8	295.3
Deferred income taxes	235.4	58.1
Other current assets	84.1	99.0
Total Current Assets	1,690.9	2,294.4
Properties and equipment, net of accumulated depreciation and amortization of $1,818.4 (2013—$1,876.8)	833.5	829.9
Goodwill	452.9	457.5
Technology and other intangible assets, net	288.0	315.5
Deferred income taxes	612.0	845.9
Asbestos-related insurance	—	500.0
Overfunded defined benefit pension plans	44.1	16.7
Investment in unconsolidated affiliate	113.1	96.2
Other assets	60.7	40.0
Total Assets	$4,095.2	$5,396.1
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$96.8	$81.1
Accounts payable	255.3	262.5
PI warrant liability	490.0	—
Other current liabilities	340.0	292.0
Total Current Liabilities	1,182.1	635.6
Debt payable after one year	1,919.0	29.6
Deferred income taxes	19.3	18.2
Income tax contingencies	24.0	5.0
Underfunded and unfunded defined benefit pension plans	457.5	299.6
Other liabilities	124.3	60.8
Total Liabilities Not Subject to Compromise	3,726.2	1,048.8
Liabilities Subject to Compromise—Note 2	—	3,776.1
Total Liabilities	3,726.2	4,824.9
Commitments and Contingencies—Note 11
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,922,565 (2013—77,046,143)	0.7	0.8
Paid-in capital	526.1	533.4
Retained earnings	292.1	15.8
Treasury stock, at cost: shares: 4,524,688 (2013—0)	(429.2)	—
Accumulated other comprehensive (loss) income	(23.8)	10.6
Total W. R. Grace & Co. Shareholders' Equity	365.9	560.6
Noncontrolling interests	3.1	10.6
Total Equity	369.0	571.2
Total Liabilities and Equity	$4,095.2	$5,396.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity

(In millions)	Common Stock and Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$473.6	$(280.3)	$(36.8)	$19.5	$8.1	$184.1
Net income	—	40.0	—	—	1.0	41.0
Stock based compensation	14.7	—	—	—	—	14.7
Exercise of stock options	12.2	—	20.0	—	—	32.2
Tax benefit related to stock plans	36.8	—	—	—	—	36.8
Other comprehensive income	—	—	—	10.2	0.8	11.0
Balance, December 31, 2012	537.3	(240.3)	(16.8)	29.7	9.9	319.8
Net income	—	256.1	—	—	1.6	257.7
Stock based compensation	13.4	—	—	—	—	13.4
Exercise of stock options	17.6	—	16.8	—	—	34.4
Tax benefit related to stock plans	(35.4)	—	—	—	—	(35.4)
Shares issued	1.3	—	—	—	—	1.3
Other comprehensive loss	—	—	—	(19.1)	(0.9)	(20.0)
Balance, December 31, 2013	534.2	15.8	—	10.6	10.6	571.2
Net income	—	276.3	—	—	1.0	277.3
Repurchase of common stock	(0.1)	—	(469.4)	—	—	(469.5)
Stock based compensation	12.5	—	—	—	—	12.5
Exercise of stock options	(16.8)	—	40.2	—	—	23.4
Purchase of noncontrolling interest	(6.1)	—	—	—	(6.3)	(12.4)
Tax benefit related to stock plans	1.2	—	—	—	—	1.2
Shares issued	1.9	—	—	—	—	1.9
Other comprehensive loss	—	—	—	(34.4)	(2.2)	(36.6)
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0

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
Noncontrolling Interests in Consolidated Entities    Grace conducts certain of its business through joint ventures with unaffiliated third parties. For joint ventures in which Grace has a controlling financial interest, Grace consolidates the results of such joint ventures in the Consolidated Financial Statements. Grace recognizes a liability for cumulative amounts due to the third parties based on the financial results of the joint ventures, and deducts the amount of income attributable to noncontrolling interests in the measurement of its consolidated net income. During the 2014 fourth quarter, Grace acquired the remaining 50% equity interest in its Construction Products joint venture in Turkey for $11.7 million, making the business a wholly owned subsidiary of Grace.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as litigation (see Note 2), income taxes (see Note 8), and environmental remediation (see Note 11);

•	Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 9); and

•	Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 8).
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
Certain customer arrangements include licensing of technology, combined with other deliverables. In these multiple-element arrangements, Grace typically bundles the license, the basic process design package, and training and consulting-type services into one fixed price contract. The fixed price contract revenue is accounted for as a separate unit and is recognized on a straight-line basis over the period of performance of the contract, except for contingent revenue associated with a final performance guarantee. Revenue associated with the performance guarantee is recognized when customer acceptance is obtained. Other services and optional software that are sold in connection with license arrangements qualify for separate accounting, with revenue recognized when services are rendered and in the case of process control software, when installed and functional. Services that are not part of the fixed price contract are billed on a variable basis. Selling prices of significant deliverables under these arrangements are determined based on relative sales value estimated by licensing business management using many years of historical information.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment charge was required in 2013 or 2012; however, there were impairment charges recorded in 2014 (see Note 12).
Goodwill    Goodwill arises from certain business combinations. Grace reviews its goodwill for impairment on an annual basis at October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of ASC 350 "Intangibles—Goodwill and Other," Grace has identified its reporting units at one level below its operating segments. Grace has evaluated its goodwill annually with no impairment charge required in any of the periods presented.
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
Pension Benefits    Grace's method of accounting for actuarial gains and losses relating to its global defined benefit pension plans is referred to as "mark-to-market accounting." Under mark-to-market accounting, Grace's pension costs consist of two elements: 1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Should a significant event occur, Grace's pension obligation and plan assets would be remeasured at an interim period, and the gains or losses on remeasurement would be recognized in that period.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Stock-Based Compensation    The Company recognizes expenses related to stock-based compensation payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of equity instruments. Stock-based compensation cost for restricted stock units (RSUs) and share settled performance based units (PBUs) are measured based on the high/low average of the Company’s common stock on the date of grant. Cash settled performance based units (CSPBU) are remeasured at the end of each reporting period based on the closing fair market value of the Company’s common stock. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated by the Black-Scholes option pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.
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
In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update is intended to change the requirements for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The new requirements are effective for fiscal years beginning on or after December 15, 2014, and for interim periods within fiscal years beginning on or after December 15, 2015, with early adoption permitted. Grace is currently evaluating its effect on the Consolidated Financial Statements and will adopt this standard when it becomes applicable.
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

•
A warrant to acquire 10 million shares of Company common stock at an exercise price of $17.00 per share and expiring one year after the Effective Date (the "PI Warrant") (The Company repurchased the PI Warrant for a payment of $490 million in cash on February 3, 2015);

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

Under the Joint Plan Grace was also obligated to make deferred payments to the PI Trust of $110 million per year for 5 years beginning in 2019 and $100 million per year for 10 years beginning in 2024, which obligation was secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the asbestos trusts in the event of default, subject to customary anti-dilution provisions. In September 2014, Grace paid the PI

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Trust $632 million in settlement of Grace's deferred payment obligations. In February 2015, Grace purchased from the PI Trust the warrant to purchase 10 million shares of Company common stock issued to the PI Trust on the Effective Date for $490 million. Grace has no further financial obligations to the PI Trust.
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
Following the Effective Date, unresolved non-ZAI PD Claims are to be litigated in the Bankruptcy Court and any future non-ZAI PD Claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the Bankruptcy Court. To the extent any such PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and, except for the first six months, the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Account in respect of the PD Obligation. Grace has accrued for those unresolved non-ZAI PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted non-ZAI PD Claims as it does not believe that payment on any such claims is probable. As of December 31, 2014, Grace paid $0.4 million to the PD Trust since the Effective Date to fund the payment of two non-ZAI PD Claims that were filed in the Chapter 11 Cases but not resolved until after the Effective Date.
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
All payments to the PD Trust required after the Effective Date are secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the PD Trust in the event of default, subject to customary anti-dilution provisions. Grace has the right to conduct annual audits of the books, records and claim processing procedures of the PD Trust.
Asbestos-Related Liability    The recorded asbestos-related liability as of December 31, 2013, was $2,092.4 million, and was included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The asbestos-related liability was settled at the recorded amount on the Effective Date, including payment of cash of $499.5 million, issuance of the deferred payment obligations of $594.5 million and the warrant of $490.0 million, and transfer of all cash and rights with respect to Grace's insurance policies that provide coverage for asbestos-related claims.
The PI Trust deferred payment obligation of $110 million per year for 5 years beginning January 2, 2019, and of $100 million per year for 10 years beginning January 2, 2024, was recorded at fair value of $567 million on the Effective Date. The value of the deferred payment obligation was estimated based on (i) interest rates; (ii) Grace's credit standing and the payment period of the deferred payments; (iii) restrictive covenants and terms of Grace's other credit facilities; (iv) assessment of the risk of a default, which if default were to occur would require Grace to issue shares of Company common stock; and (v) the subordination provisions of the deferred payment agreement. In September 2014, Grace paid the PI Trust $632 million in settlement of Grace's deferred payment obligations.
Grace also recorded a deferred payment obligation of $27.5 million representing the present value of the $30 million payment due to the ZAI PD Account on February 3, 2017. This amount is included in "debt payable after one year" in the accompanying December 31, 2014, Consolidated Balance Sheet.
The warrant to acquire 10 million shares of the Company's common stock for $17.00 per share was recorded at its estimated value of $490 million on the Effective Date based on the current trading range of Company common stock, other valuation factors, and a settlement agreement. In February 2015, Grace repurchased the PI Warrant for $490 million in cash and has no further financial obligations to the PI Trust.
Other Claims    As provided for in the Joint Plan, Grace paid substantially all other allowed pre-petition claims in full on or within 10 days after the Effective Date. All allowed administrative claims and all allowed priority claims were paid in cash with interest as provided in the Joint Plan. Secured claims were paid in cash with interest or by reinstatement. Allowed general unsecured claims were paid in cash, including, where applicable, post-petition interest in accordance with the Joint Plan. The Joint Plan further provided that Grace, subject to certain non-bankruptcy limitations, satisfy all pension, retirement medical, and similar employee-related obligations and pay workers’ compensation claims.

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
Debt Capital    As of December 31, 2013, all of the Debtors' pre-petition debt was in default due to the Filing. The accompanying December 31, 2013, Consolidated Balance Sheet reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise." All debt subject to compromise was paid in full. See Note 6 for a discussion of Grace's emergence financing.
Accounting Impact    The accompanying 2013 Consolidated Financial Statements have been prepared in accordance with ASC 852 "Reorganizations." ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.
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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

The table below sets forth the components of liabilities subject to compromise as of December 31, 2013, and the Filing Date:

(In millions)	December 31, 2013	Filing Date (Unaudited)
Asbestos-related contingencies	$2,092.4	$1,002.8
Pre-petition bank debt plus accrued interest	1,100.0	511.5
Environmental contingencies	134.5	164.8
Unfunded special pension arrangements	129.4	70.8
Income tax contingencies	76.6	242.1
Postretirement benefits other than pension	57.2	185.4
Drawn letters of credit plus accrued interest	37.8	—
Accounts payable	34.3	43.0
Retained obligations of divested businesses	29.9	43.5
Other accrued liabilities	94.3	102.1
Reclassification to current liabilities(1)	(10.3)	—
Total Liabilities Subject to Compromise	$3,776.1	$2,366.0
___________________________________________________________________________________________________________________

(1)
As of December 31, 2013, approximately $10.3 million of certain pension and postretirement benefit obligations subject to compromise have been presented in "other current liabilities" in the Consolidated Balance Sheets in accordance with ASC 715 "Compensation—Retirement Benefits."

The unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing.
Upon emergence from bankruptcy, Grace paid $1,340.6 million to settle certain liabilities subject to compromise. All other balances previously classified as liabilities subject to compromise were reclassified as either current or long-term liabilities based on maturity dates or expected dates of payment.
Chapter 11 Expenses

	Year Ended December 31,
(In millions)	2014	2013	2012
Legal and financial advisory fees	$11.1	$17.1	$17.4
Interest income	(0.1)	(1.8)	(0.8)
Chapter 11 expenses, net of interest income	$11.0	$15.3	$16.6
Pursuant to ASC 852, interest income earned on the Debtors' cash balances while in bankruptcy was offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

Condensed Financial Information of the Debtors
W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Year Ended December 31,
(In millions) (Unaudited)	2013	2012
Net sales, including intercompany	$1,425.4	$1,512.6
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	882.2	951.3
Selling, general and administrative expenses	178.1	274.9
Depreciation and amortization	69.1	67.3
Chapter 11 expenses, net of interest income	15.3	16.6
Default interest settlement	129.0	—
Asbestos and bankruptcy-related charges, net	21.9	384.6
Research and development expenses	37.8	35.9
Interest expense and related financing costs	37.7	41.5
Other income, net	(75.7)	(93.2)
	1,295.4	1,678.9
Income (loss) before income taxes and equity in net income of non-filing entities	130.0	(166.3)
Benefit from (provision for) income taxes	(53.2)	48.4
Income (loss) before equity in net income of non-filing entities	76.8	(117.9)
Equity in net income of non-filing entities	179.3	157.9
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0
In the above table, for 2013, "Asbestos and bankruptcy-related charges, net," primarily includes adjustments made to reflect the emergence-date value of the deferred payment obligations and adjustments to record the final allowed claims listing, partially offset by adjustments for interest per the terms of the Joint Plan. For 2012, "Asbestos and bankruptcy-related charges, net," includes adjustments made to our asbestos-related liability and to accrue for the Libby Medical Program settlement.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 and Joint Plan of Reorganization (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Year Ended December 31,
(In millions) (Unaudited)	2013	2012
OPERATING ACTIVITIES
Net income attributable to W. R. Grace & Co. shareholders	$256.1	$40.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	69.1	67.3
Asbestos and bankruptcy-related charges, net	21.9	384.6
Default interest settlement	129.0	—
Equity in net income of non-filing entities	(179.3)	(157.9)
Provision for (benefit from) income taxes	53.2	(48.4)
Income taxes (paid), net of refunds	13.5	(33.9)
Tax benefits from stock-based compensation	35.4	(36.8)
Defined benefit pension (income) expense	(51.8)	82.0
Payments under defined benefit pension arrangements	(55.6)	(114.9)
Repatriation of cash from foreign entities	29.7	21.6
Changes in assets and liabilities, excluding the effect of foreign currency translation and business acquired:
Trade accounts receivable	(6.2)	(7.1)
Inventories	(23.0)	66.7
Accounts payable	21.9	(15.1)
All other items, net	31.1	75.9
Net cash provided by operating activities	345.0	324.0
INVESTING ACTIVITIES
Capital expenditures	(94.1)	(82.6)
Business acquired, net of cash acquired	(510.4)	—
Transfer to restricted cash and cash equivalents	(222.2)	(35.4)
Net cash used for investing activities	(826.7)	(118.0)
FINANCING ACTIVITIES
Borrowings under credit arrangements	0.3	—
Repayments under credit arrangements	(0.8)	(0.6)
Proceeds from exercise of stock options	34.4	32.2
Excess tax benefits from stock-based compensation	(35.4)	36.8
Other financing activities	4.1	1.2
Net cash provided by financing activities	2.6	69.6
(Decrease) increase in cash and cash equivalents	(479.1)	275.6
Cash and cash equivalents, beginning of period	1,064.2	788.6
Cash and cash equivalents, end of period	$585.1	$1,064.2

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
In addition to Grace's financial reporting obligations as prescribed by the SEC, during the Chapter 11 proceeding, Grace was required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court and was prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. These statements and schedules are not audited and do not purport to represent the financial position or results of operations of Grace on a consolidated basis.
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

Notes to Consolidated Financial Statements (Continued)

3. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2014 and 2013:

	December 31,
(In millions)	2014	2013
Raw materials	$78.8	$69.7
In process	47.2	41.8
Finished products	177.7	152.4
Other	29.1	31.4
	$332.8	$295.3

4. Properties and Equipment

	December 31,
(In millions)	2014	2013
Land	$18.5	$20.0
Buildings	530.0	524.3
Information technology and equipment	175.6	172.0
Machinery, equipment and other	1,825.3	1,883.2
Projects under construction	102.5	107.2
Properties and equipment, gross	2,651.9	2,706.7
Accumulated depreciation and amortization	(1,818.4)	(1,876.8)
Properties and equipment, net	$833.5	$829.9
Capitalized interest costs amounted to $1.5 million, $1.2 million, and $0.1 million in 2014, 2013, and 2012, respectively. Depreciation and lease amortization expense relating to properties and equipment was $112.5 million, $108.6 million, and $108.2 million in 2014, 2013, and 2012, respectively. Grace's rental expense for operating leases was $27.5 million, $28.4 million, and $26.1 million in 2014, 2013, and 2012, respectively.
At December 31, 2014, minimum future non-cancelable payments for operating leases are:

(In millions)
2015	$23.7
2016	19.3
2017	11.6
2018	7.5
2019	5.1
Thereafter	23.0
$90.2
The above minimum non-cancelable lease payments are net of anticipated sublease income of $0.8 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2014, are as follows:

(In millions)	Grace Catalysts Technologies	Grace Materials Technologies	Grace Construction Products	Total Grace
Balance, December 31, 2013	$293.4	$41.2	$122.9	$457.5
Foreign currency translation	(0.9)	(2.3)	(10.8)	(14.0)
Other adjustments	1.3	11.5	(3.4)	9.4
Balance, December 31, 2014	$293.8	$50.4	$108.7	$452.9
Other adjustments in the table above relate primarily to deferred income taxes for prior acquisitions that were corrected during the current period, including $8.0 million that was recorded in "benefit from (provision for) income taxes" in the Consolidated Financial Statements. Grace determined that these amounts are not material to the current or prior periods.
Grace's net book value of other intangible assets at December 31, 2014 and 2013, was $288.0 million and $315.5 million, respectively, detailed as follows:

	December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$257.9	$49.5
Customer lists	88.5	46.2
Trademarks	34.9	15.0
Other	21.5	4.1
Total	$402.8	$114.8

	December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$260.0	$37.8
Customer lists	94.9	43.7
Trademarks	36.9	14.0
Other	22.4	3.2
Total	$414.2	$98.7
Total indefinite-lived trademarks, included above, at December 31, 2014 and 2013, were $4.2 million and $4.9 million, respectively. Amortization expense related to intangible assets was $22.9 million, $12.7 million, and $10.7 million in 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Other Intangible Assets (Continued)

At December 31, 2014, estimated future annual amortization expense for intangible assets is:

(In millions)
2015	$21.9
2016	18.4
2017	17.1
2018	16.9
2019	15.0
Thereafter	194.5
Total estimated amortization expense	$283.8
6. Debt
Components of Debt

	December 31,
(In millions)	2014	2013
5.125% senior notes due 2021	$700.0	$—
U.S. dollar term loan, net of unamortized discount of $2.1 at December 31, 2014	692.6	—
5.625% senior notes due 2024	300.0	—
Euro term loan, net of unamortized discount of $0.4 at December 31, 2014	181.2	—
Debt payable—unconsolidated affiliate	31.5	28.8
Deferred payment obligation	28.2	—
Other borrowings(1)	82.3	81.9
Total debt	2,015.8	110.7
Debt payable within one year	96.8	81.1
Debt payable after one year	$1,919.0	$29.6
Debt Subject to Compromise
Bank borrowings(2)	$—	$500.0
Accrued interest on bank borrowings	—	471.0
Default interest settlement(3)	—	129.0
Drawn letters of credit	—	26.7
Accrued interest on drawn letters of credit	—	11.1
	$—	$1,137.8
Full-year weighted average interest rates on total debt	4.3%	3.6%
___________________________________________________________________________________________________________________

(1)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.

(2)
Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates ($250 million under short-term facilities that expired in May 2001 and $250 million under a long-term facility that expired in May 2003). As a result of the Filing, Grace was not permitted to make payments under the bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheets.

(3)
On December 31, 2013, Grace entered into an agreement to settle the final appeal pending in its Chapter 11 bankruptcy with the holders of the Company’s pre-petition bank debt (the “Bank Lenders”). The settlement called for Grace to pay the Bank Lenders $129.0 million, plus interest from December 31, 2013, in addition to the distributions provided in the Joint Plan.

Notes to Consolidated Financial Statements (Continued)

6. Debt (Continued)

See Note 7 for a discussion of the fair value of Grace's debt. At December 31, 2014, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
The principal maturities of debt outstanding at December 31, 2014, were as follows:

(In millions)
2015	$96.8
2016	14.5
2017	41.6
2018	13.0
2019	12.4
Thereafter	1,837.5
Total debt	$2,015.8
Credit Agreement
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
The term loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof.
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the term loan maturity date; none of these conditions had been triggered as of December 31, 2014.
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
On January 30, 2015, Grace borrowed on the $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the PI Trust.

Notes to Consolidated Financial Statements (Continued)

6. Debt (Continued)

Grace has reviewed the impact on the Credit Agreement of the planned separation of Grace into "New Grace" and "New GCP." Grace anticipates that the Credit Agreement will remain with "New Grace" but, that at the time of the separation, will require an amendment to permit the separation. Grace intends to seek such  amendment as well as repay a substantial amount of the borrowings under the Credit Agreement. If an amendment is not granted, Grace will be required to repay all term loan and revolver debt and enter into a new borrowing facility.
Senior Notes
On September 16, 2014, Grace-Conn. (the "Issuer") issued $1,000.0 million of senior unsecured notes (the "Notes") in two tranches:

(a)	$700 million in aggregate principal amount of Notes due 2021 at a coupon rate of 5.125%, and

(b)	$300 million in aggregate principal amount of Notes due 2024 at a coupon rate of 5.625%.
The Notes were priced at 100% of par and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, (the "Securities Act"). The net proceeds received from issuance were $985.5 million, a portion of which was used to terminate Grace's obligations under the deferred payment agreement with the PI Trust for $632.0 million and to repay amounts outstanding under Grace's revolving credit facility. The remaining proceeds from the Notes were used to partially fund the settlement of the warrant issued to the PI Trust and for other general corporate purposes. Interest is payable on the Notes on each April 1 and October 1, commencing April 1, 2015.
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
The Notes are jointly and severally guaranteed on a full and unconditional senior unsecured basis by the Company and Alltech Associates, Inc., a wholly-owned subsidiary of the Issuer (the "Guarantors"). The Notes and guarantees are senior obligations of the Issuer and the Guarantors, respectively, and will rank equally with all of the existing and future unsubordinated obligations of the Issuer and the Guarantors, respectively. The Notes are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to the debt and other liabilities of Grace’s non-guarantor subsidiaries.
The Notes were issued subject to covenants that limit the Issuer’s and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets, (ii) enter into any sale and leaseback transaction and (iii) in the case of the Issuer, merge or consolidate with another company.
The Notes were also issued subjected to customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the Indenture; failure to pay certain other indebtedness; failure to discharge a final judgment for payment of $75 million or more (excluding any amounts covered by insurance or indemnities) rendered against the Issuer or any of its significant subsidiaries; and certain events of bankruptcy or insolvency. Generally, if any event of default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding series of Notes may declare all the Notes of such series to be due and payable immediately.
Grace has reviewed the Notes for the impact of the separation of Grace into "New Grace" and "New GCP."  The Notes will remain with "New Grace" and Grace does not believe that the separation will have any impact on payment or other terms.

Notes to Consolidated Financial Statements (Continued)

6. Debt (Continued)

This summary of the Credit Agreement, the indentures and the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which have been filed with the SEC.
7. Fair Value Measurements and Risk
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
Debt payable is recorded at carrying value as discussed in Note 6. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. Grace's debt subject to compromise was paid in full.
At December 31, 2014, the carrying amounts and fair values of the Company's debt were as follows:

	December 31, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021	$700.0	$720.9	$—	$—
U.S. dollar term loan(1)	692.6	691.3	—	—
5.625% senior notes due 2024	300.0	312.0	—	—
Euro term loan(1)	181.2	181.4	—	—
Other borrowings (not subject to compromise)	142.0	142.0	110.7	110.7
Other borrowings (subject to compromise)	—	—	1,137.8	1,137.8
Total debt	$2,015.8	$2,047.6	$1,248.5	$1,248.5
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized discounts of $2.1 million and $0.4 million related to the U.S. dollar term loan and Euro term loan, respectively.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive (loss) income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2014, the contract volume, or notional amount, of the commodity contracts was 5.0 million MMBtu (million British thermal units) with total contract value of $17.5 million.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements and Risk (Continued)

Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive (loss) income" and reclassified into income in the same period or periods that the underlying purchases affect income. At December 31, 2014, the contract volume, or notional amount, of the commodity option contracts was 0.3 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until November 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive (loss) income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2014, the contract volume, or notional amount, of the commodity contracts was 1.3 million pounds with a total contract value of $1.2 million.
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
In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. These derivatives were not designated as hedging instruments under ASC 815. These contracts were settled upon Grace's emergence from bankruptcy during the 2014 first quarter.
Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in "accumulated other comprehensive (loss) income" and reclassified into "interest expense and related financing costs" during the period in which the underlying interest payments occur.
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

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.3	$—	$3.3	$—
Total Assets	$3.3	$—	$3.3	$—
Liabilities
Currency derivatives	$0.1	$—	$0.1	$—
Interest rate derivatives	5.5	—	5.5	—
Commodity derivatives	2.6	—	2.6	—
Total Liabilities	$8.2	$—	$8.2	$—

	Fair Value Measurements at December 31, 2013, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.1	$—	$2.1	$—
Total Assets	$2.1	$—	$2.1	$—
Liabilities
Currency derivatives	$6.9	$—	$6.9	$—
Commodity derivatives	0.1	—	0.1	—
Total Liabilities	$7.0	$—	$7.0	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	Asset Derivatives		Liability Derivatives
December 31, 2014 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$2.6
Currency contracts	Other current assets	0.8	Other current liabilities	—
Currency contracts	Other assets	0.9	Other liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Interest rate contracts	Other assets	—	Other liabilities	3.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.6	Other current liabilities	0.1
Total derivatives		$3.3		$8.2

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements and Risk (Continued)

	Asset Derivatives		Liability Derivatives
December 31, 2013 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	1.0	Other current liabilities	—
Currency contracts	Other assets	1.0	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	6.9
Total derivatives		$2.1		$7.0
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the years ended December 31, 2014, 2013, and 2012:

Year Ended December 31, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(5.4)	Interest expense	$—
Currency contracts	2.1	Other expense	1.3
Commodity contracts	(2.2)	Cost of goods sold	0.3
Total derivatives	$(5.5)		$1.6

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$7.1

Year Ended December 31, 2013 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$2.0	Other expense	$2.4
Currency contracts	(0.2)	Cost of goods sold	(0.2)
Commodity contracts	(0.3)	Cost of goods sold	(0.4)
Total derivatives	$1.5		$1.8

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(10.9)

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements and Risk (Continued)

Year Ended December 31, 2012 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$1.4	Other expense	$1.6
Currency contracts	0.2	Cost of goods sold	(0.1)
Commodity contracts	(2.3)	Cost of goods sold	(5.9)
Total derivatives	$(0.7)		$(4.4)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(4.4)
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive (loss) income." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. During 2014, Grace designated its €148.9 million term loan principal as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative instruments designated as net investment hedges. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the period presented in the table below.

Year Ended December 31, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$22.7	Not applicable	$—
Total nonderivatives	$22.7		$—
Debt and Interest Rate Swap Agreements
Grace was not a party to any debt or interest rate swaps at December 31, 2013. In connection with its emergence financing, Grace entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing $250 million of term debt at 4.643%.
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

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements and Risk (Continued)

Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by its derivatives counterparties. Grace's derivatives contracts are with internationally recognized commercial financial institutions.
8. Income Taxes
Provision for Income Taxes
The components of income from consolidated operations before income taxes and the related provision for income taxes for 2014, 2013, and 2012 are as follows:
Income Taxes—Consolidated Operations

(In millions)	2014	2013	2012
Income (loss) before income taxes:
Domestic	$137.5	$141.4	$(170.3)
Foreign	196.8	219.2	149.7
Total	$334.3	$360.6	$(20.6)
Benefit from (provision for) income taxes:
Federal—current	$59.4	$1.4	$(51.2)
Federal—deferred	(45.8)	(73.1)	82.0
State and local—current	(0.7)	(0.7)	(4.4)
State and local—deferred	(17.6)	38.2	70.2
Foreign—current	(62.5)	(83.5)	(43.1)
Foreign—deferred	10.2	14.8	8.1
Total	$(57.0)	$(102.9)	$61.6
The preceding allocation of income between jurisdictions does not reflect $38.9 million, $25.9 million, and $22.1 million of domestic income resulting from repatriated earnings in 2014, 2013, and 2012, respectively.
The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:
Income Tax Provision Analysis

(In millions)	2014	2013	2012
Tax benefit (provision) at U.S. federal income tax rate	$(117.0)	$(126.2)	$7.2
Change in benefit (provision) resulting from:
Adjustments to uncertain tax positions	57.7	(6.8)	(13.4)
Effect of tax rates in foreign jurisdictions	17.8	16.6	14.9
State and local income taxes, net	(11.9)	(0.7)	0.1
Nontaxable income/non-deductible expenses	(6.0)	(9.7)	(8.1)
U.S. tax on foreign earnings	5.2	3.7	(2.2)
Release of state valuation allowance	—	24.4	44.0
Benefits from domestic production activities	—	—	14.0
Other	(2.8)	(4.2)	5.1
Benefit from (provision for) income taxes	$(57.0)	$(102.9)	$61.6

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

Deferred Tax Assets and Liabilities
At December 31, 2014 and 2013, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:
Deferred Tax Analysis

(In millions)	December 31, 2014	December 31, 2013
Deferred tax assets:
U.S. net operating loss carryforwards	$371.8	$—
Liability for asbestos-related litigation	192.4	700.0
Pension liabilities	114.2	100.9
State net operating loss carryforwards	51.1	40.4
Federal tax credit carryforwards	49.6	16.9
Reserves and allowances	45.2	63.9
Research and development	34.5	34.7
Liability for environmental remediation	22.7	50.2
Foreign net operating loss carryforwards	18.0	18.0
Other postretirement benefits	1.0	19.4
Accrued interest on pre-petition debt	—	71.1
Other	45.4	29.9
Total deferred tax assets	$945.9	$1,145.4
Deferred tax liabilities:
Properties and equipment	$(52.8)	$(31.1)
Intangible assets	(36.4)	(17.5)
Pension assets	(9.4)	(3.7)
Asbestos-related insurance receivable	—	(186.4)
Other	(8.2)	(2.7)
Total deferred tax liabilities	$(106.8)	$(241.4)
Valuation allowance:
State net operating loss carryforwards	$(5.9)	$(13.6)
Foreign net operating loss carryforwards	(4.2)	(0.3)
Federal tax credit carryforwards	(2.4)	(4.4)
Total valuation allowance	(12.5)	(18.3)
Net deferred tax assets	$826.6	$885.7
Grace's deferred tax assets and liabilities related to the liability for asbestos-related litigation and the asbestos-related insurance receivable decreased significantly from the prior year due to Grace's emergence from bankruptcy and the payment of the PI deferred payment obligation. Grace generated U.S. net operating loss carryforwards during 2014 as a result of the tax deductions arising from these items.
Grace has recorded a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Grace has considered forecasted earnings, recent past and future taxable income, the mix of earnings in the jurisdictions in which it operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. The valuation allowance decreased $5.8 million from December 31, 2013, to December 31, 2014. The decrease was primarily due to a reduction in the valuation allowance on state NOL carryforwards, partially offset by an increase in the valuation allowance on NOLs in certain foreign jurisdictions.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

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
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Under the with and without approach to calculating excess stock compensation, equity will increase by approximately $80 million when such deferred tax assets are ultimately realized.
U.S. Federal Net Operating Losses
Grace generated approximately $1,300 million in U.S. federal tax deductions in 2014 relating to its emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence and $632 million upon payment of the PI deferred payment obligation. These items, a significant portion of which were recorded as deferred tax assets for temporary differences at December 31, 2013, will be available to reduce U.S. federal taxable income in 2014 and future years. Grace also generated $490 million in U.S. federal income tax deductions in February 2015 upon repurchase of the warrant held by the PI Trust and expects to generate U.S. federal income tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The expected settlement amounts have already been recorded as deferred tax assets for temporary differences. Grace expects to carryforward federal NOLs generated during 2014 and 2015. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace will need to generate approximately $2,100 million of U.S. federal taxable income by 2035 (or approximately $105 million per year during the carryforward period) to fully realize the U.S. federal net deferred tax assets. Grace believes that it will generate taxable income during this period sufficient to use all available NOL carryforwards and future tax deductions prior to expiration.
Unrepatriated Foreign Earnings
Grace has not provided for U.S. federal, state and foreign deferred income taxes on $1,175.1 million of undistributed earnings of foreign subsidiaries. Grace expects that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no U.S. tax consequences. The unrecorded deferred tax liability associated with these earnings is $133.2 million. Grace repatriated earnings of $38.9 million, $25.9 million, and $22.1 million from its non-U.S. subsidiaries in 2014, 2013, and 2012, respectively, incurring an insignificant amount of U.S. income tax expense or benefit.
Unrecognized Tax Benefits
The amount of unrecognized tax benefits at December 31, 2014, was $29.7 million ($26.5 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2013, was $84.4 million ($80.3 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2012, was $88.6 million ($83.1 million excluding interest and penalties). A reconciliation of the unrecognized tax benefits, excluding interest and penalties, for the three years ended December 31, 2014, follows:

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

Rollforward of Unrecognized Tax Benefits

(In millions)	Unrecognized Tax Benefits
Balance, January 1, 2012	$62.4
Additions for current year tax positions	3.4
Additions for prior year tax positions	22.0
Reductions for prior year tax positions and reclassifications	(0.8)
Reductions for expirations of statute of limitations	(2.9)
Settlements(1)	(1.0)
Balance, December 31, 2012	83.1
Additions for current year tax positions	6.3
Additions for prior year tax positions	6.4
Reductions for prior year tax positions and reclassifications(2)	(9.6)
Reductions for expirations of statute of limitations	(5.9)
Balance, December 31, 2013	80.3
Additions for current year tax positions	0.9
Additions for prior year tax positions	11.0
Reductions for prior year tax positions and reclassifications	(5.7)
Reductions for expirations of statute of limitations	(0.4)
Settlements(3)	(59.6)
Balance, December 31, 2014	$26.5
___________________________________________________________________________________________________________________

(1)	In 2012, $1.0 million of unrecognized tax benefits representing withholding taxes due were paid as a result of the completion of Grace's Canadian audit for the years 2002, 2003, and 2004.

(2)	In 2013, $9.6 million of unrecognized tax benefits representing agreed adjustments resulting from the 2007-2009 IRS examination were reclassified to income taxes payable.

(3)
In 2014, $59.6 million of benefits associated with reserves for unrecognized tax benefits were recognized based on the status of examinations in taxing jurisdictions and relevant statutes and regulatory guidance.

The balance of unrecognized tax benefits as of December 31, 2014, 2013, and 2012 of $25.6 million (net of $0.9 million that would be indemnified by a third party), $79.5 million (net of $0.8 million that would be indemnified by a third party), and $82.1 million (net of $1.0 million that would be indemnified by a third party), respectively, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2014, also includes $6.6 million for tax positions with an indirect tax benefit that results in a corresponding deferred tax asset as of December 31, 2014. Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions as of December 31, 2014, 2013, and 2012 was $3.2 million, $4.1 million and $5.5 million, respectively, net of applicable federal income tax benefits.
Grace files U.S. federal income tax returns as well as income tax returns in various state and foreign jurisdictions. Grace's unrecognized tax benefits are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

Tax Jurisdiction(1)	Examination in Progress	Examination Not Initiated
United States—Federal	None	2010-2013
United States—State	2007-2011	2012-2013
Germany	None	2009-2013
Italy	None	2008-2013
France	2010-2011	2012-2013
Canada	None	2006-2013
___________________________________________________________________________________________________________________

(1)	Includes federal, state, provincial or local jurisdictions, as applicable.
Grace notes that there are attributes generated in prior years that are otherwise closed by statute and were carried forward into years that are open to examination. Those attributes may still be subject to adjustment to the extent utilized in open years.
As a multinational taxpayer, Grace is under continual audit by various tax authorities. Grace believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by approximately $3 million.
9. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	December 31, 2014	December 31, 2013
Overfunded defined benefit pension plans	$44.1	$16.7
Underfunded defined benefit pension plans	(79.5)	(66.2)
Unfunded defined benefit pension plans(1)	(378.0)	(233.4)
Total underfunded and unfunded defined benefit pension plans	(457.5)	(299.6)
Unfunded defined benefit pension plans included in liabilities subject to compromise(1)	—	(123.6)
Pension liabilities included in other current liabilities	(15.6)	(15.0)
Net funded status	$(429.0)	$(421.5)
___________________________________________________________________________________________________________________

(1)
At emergence, Grace paid approximately $27 million of the unfunded defined benefit pension plan liability included in liabilities subject to compromise and reclassified the remaining balance to unfunded defined benefit pension plans.

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $44.1 million as of December 31, 2014, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $473.1 million as of December 31, 2014.
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

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

qualified pension plans in the absence of such limits. The nonqualified plans are unfunded and Grace pays the costs of benefits as they are due to the participants.
At the December 31, 2014, measurement date for Grace's defined benefit pension plans, the PBO was $2,027.7 million as measured under U.S. GAAP compared with $1,873.2 million as of December 31, 2013. The PBO basis reflects the present value (using a 3.95% discount rate for U.S. plans and a 2.97% weighted average discount rate for non-U.S. plans as of December 31, 2014) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.
On an annual basis a full remeasurement of pension assets and pension liabilities is performed based on Grace's estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information as well as certain key assumptions provided by management.
Postretirement Benefits Other Than Pensions    Grace has provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provided various levels of benefits to employees hired before 1993 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders’ Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
In June 2014, Grace announced plans to discontinue its postretirement medical plan for all U.S. employees effective October 31, 2014, and to eliminate certain postretirement life insurance benefits. As a result of these actions, Grace recognized a gain of $41.9 million in other comprehensive income in the 2014 second quarter. Grace amortized $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The $39.5 million gain recognized during the year ended December 31, 2014, is reported as a separate line item in the Consolidated Statement of Operations.
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan was $13.8 million, $13.2 million, and $12.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2014 and 2013:

	Defined Benefit Pension Plans						Other Post- Retirement Plans
Change in Financial Status of Retirement Plans (In millions)	U.S.		Non-U.S.		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Change in Projected Benefit Obligation (PBO):
Benefit obligation at beginning of year	$1,326.8	$1,425.6	$546.4	$529.3	$1,873.2	$1,954.9	$57.2	$63.9
Service cost	23.5	25.2	10.7	11.1	34.2	36.3	0.1	0.2
Interest cost	60.0	51.9	22.2	20.6	82.2	72.5	1.1	2.2
Plan participants' contributions	—	—	0.6	0.6	0.6	0.6	—	—
Amendments	—	—	—	—	—	—	(51.5)	(1.7)
Actuarial (gain) loss	131.4	(96.7)	92.4	(2.4)	223.8	(99.1)	(1.0)	(4.3)
Medicare subsidy receipts	—	—	—	—	—	—	0.2	1.4
Benefits paid	(104.4)	(79.2)	(25.8)	(22.1)	(130.2)	(101.3)	(3.7)	(4.5)
Currency exchange translation adjustments	—	—	(56.1)	9.3	(56.1)	9.3	—	—
Benefit obligation at end of year	$1,437.3	$1,326.8	$590.4	$546.4	$2,027.7	$1,873.2	$2.4	$57.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,145.2	$1,131.7	$306.5	$313.6	$1,451.7	$1,445.3	$—	$—
Actual return on plan assets	112.1	37.1	59.1	0.8	171.2	37.9	—	—
Employer contributions	109.7	55.6	18.1	12.7	127.8	68.3	3.5	3.1
Plan participants' contributions	—	—	0.6	0.6	0.6	0.6	—	—
Medicare subsidy receipts	—	—	—	—	—	—	0.2	1.4
Benefits paid	(104.4)	(79.2)	(25.8)	(22.1)	(130.2)	(101.3)	(3.7)	(4.5)
Currency exchange translation adjustments	—	—	(22.4)	0.9	(22.4)	0.9	—	—
Fair value of plan assets at end of year	$1,262.6	$1,145.2	$336.1	$306.5	$1,598.7	$1,451.7	$—	$—
Funded status at end of year (PBO basis)	$(174.7)	$(181.6)	$(254.3)	$(239.9)	$(429.0)	$(421.5)	$(2.4)	$(57.2)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$44.1	$16.7	$44.1	$16.7	$—	$—
Current liabilities	(7.1)	(5.8)	(8.5)	(9.2)	(15.6)	(15.0)	(0.1)	(4.5)
Noncurrent liabilities	(167.6)	(175.8)	(289.9)	(247.4)	(457.5)	(423.2)	(2.3)	(52.7)
Net amount recognized	$(174.7)	$(181.6)	$(254.3)	$(239.9)	$(429.0)	$(421.5)	$(2.4)	$(57.2)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Accumulated actuarial loss (gain)	$—	$—	$—	$—	$—	$—	$6.2	$(5.0)
Prior service cost (credit)	0.8	1.5	(0.3)	(0.3)	0.5	1.2	(12.9)	(1.7)
Net amount recognized	$0.8	$1.5	$(0.3)	$(0.3)	$0.5	$1.2	$(6.7)	$(6.7)

	Defined Benefit Pension Plans						Other Post- Retirement Plans
Change in Financial Status of Retirement Plans (In millions)	U.S.		Non-U.S.		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	3.95%	4.76%	2.97%	4.25%	NM	NM	4.18%	4.26%
Rate of compensation increase	4.70%	4.70%	3.24%	3.41%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	4.76%	3.75%	4.25%	4.06%	NM	NM	4.26%	3.50%
Expected return on plan assets	6.00%	6.00%	5.06%	4.66%	NM	NM	NM	NM
Rate of compensation increase	4.70%	4.30%	3.41%	3.37%	NM	NM	NM	NM
___________________________________________________________________________________________________________________
NM—Not meaningful

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit (Income) Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss (In millions)	2014			2013			2012
	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Net Periodic Benefit (Income) Cost
Service cost	$23.5	$10.7	$0.1	$25.2	$11.1	$0.2	$21.5	$8.9	$0.2
Interest cost	60.0	22.2	1.1	51.9	20.6	2.2	55.9	21.4	2.5
Expected return on plan assets	(69.9)	(15.2)	—	(68.0)	(14.0)	—	(63.3)	(14.8)	—
Amortization of prior service cost (credit)	0.7	—	(2.4)	0.7	—	—	0.9	(0.1)	—
Amortization of net deferred actuarial loss	—	—	—	—	—	0.4	—	—	0.6
Annual mark-to-market adjustment	89.2	45.4	—	(65.8)	11.0	—	67.7	52.2	—
Gain on termination of postretirement plans	—	—	(39.5)	—	—	—	—	—	—
Net curtailment and settlement gain	—	—	—	—	(0.1)	—	—	—	—
Net periodic benefit (income) cost	$103.5	$63.1	$(40.7)	$(56.0)	$28.6	$2.8	$82.7	$67.6	$3.3
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial gain	$—	$—	$(1.0)	$—	$—	$(4.3)	$—	$—	$(2.1)
Net prior service credit	—	—	(13.6)	—	—	(1.7)	—	—	—
Amortization of prior service cost (credit)	(0.7)	—	2.4	(0.7)	—	—	(0.9)	0.1	—
Amortization of net deferred actuarial loss	—	—	—	—	—	(0.4)	—	—	(0.6)
Loss on termination of postretirement plans	—	—	12.2	—	—	—	—	—	—
Total recognized in other comprehensive (income) loss	(0.7)	—	—	(0.7)	—	(6.4)	(0.9)	0.1	(2.7)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$102.8	$63.1	$(40.7)	$(56.7)	$28.6	$(3.6)	$81.8	$67.7	$0.6
The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit (income) cost over the next fiscal year is $0.3 million. The estimated net deferred actuarial loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit (income) cost over the next fiscal year are $0.7 million and $3.8 million, respectively.

Funded Status of U.S. Pension Plans (In millions)	Fully-Funded U.S. Qualified Pension Plans(1)		Underfunded U.S. Qualified Pension Plans(1)		Unfunded Pay-As-You-Go U.S. Nonqualified Plans(2)
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$—	$—	$1,329.8	$1,197.4	$107.5	$129.4
Fair value of plan assets	—	—	1,262.6	1,145.2	—	—
Funded status (PBO basis)	$—	$—	$(67.2)	$(52.2)	$(107.5)	$(129.4)
Benefits paid	$—	$—	$(69.7)	$(73.6)	$(34.7)	$(5.6)

Funded Status of Non-U.S. Pension Plans (In millions)	Fully-Funded Non-U.S. Pension Plans(1)		Underfunded Non-U.S. Pension Plans(1)		Unfunded Pay-As-You-Go Non-U.S. Pension Plans(2)
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$245.8	$247.3	$58.5	$56.5	$286.1	$242.6
Fair value of plan assets	289.9	264.0	46.2	42.5	—	—
Funded status (PBO basis)	$44.1	$16.7	$(12.3)	$(14.0)	$(286.1)	$(242.6)
Benefits paid	$(12.3)	$(10.0)	$(4.7)	$(4.2)	$(8.8)	$(7.9)
___________________________________________________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

The accumulated benefit obligation for all defined benefit pension plans was approximately $1,933 million and $1,772 million as of December 31, 2014 and 2013, respectively.

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation (In millions)	U.S.		Non-U.S.		Total
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$352.6	$347.8	$306.0	$259.2	$658.6	$607.0
Accumulated benefit obligation	351.8	344.1	274.5	230.7	626.3	574.8
Fair value of plan assets	220.8	201.1	9.4	8.9	230.2	210.0

Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Years Ending (In millions)	Pension Plans		Other Postretirement Plans		Total Payments Net of Subsidy
	U.S.(1)	Non-U.S.(2)	Benefit Payments	Medicare Subsidy Receipts
	Benefit Payments(3)	Benefit Payments
2012 (actual)	$66.4	$23.1	$4.6	$(3.3)	$90.8
2013 (actual)	79.2	22.1	4.5	(1.4)	104.4
2014 (actual)(3)	104.4	25.8	3.7	(0.2)	133.7
2015	83.0	21.6	0.1	—	104.7
2016	83.9	21.7	0.1	—	105.7
2017	85.3	22.6	0.1	—	108.0
2018	86.7	23.2	0.1	—	110.0
2019	87.8	24.8	0.1	—	112.7
2020 - 2024	451.7	136.2	0.6	—	588.5
___________________________________________________________________________________________________________________

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

(2)	Non-U.S. estimated benefit payments for 2015 and future periods have been translated at the applicable December 31, 2014, exchange rates.

(3)	Includes approximately $28 million of benefit payments from nonqualified plans that were previously restricted by the Bankruptcy Court while the Company was in Chapter 11 and were paid in 2014.
Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 3.95% as of December 31, 2014, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
As of December 31, 2014 and 2013, the United Kingdom pension plan and German pension plans combined represented approximately 86% of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2014, for the United Kingdom (3.44%) and Germany (2.11%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of sterling- and euro-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
Investment Guidelines for Advance-Funded Pension Plans    The investment goal for the U.S. qualified pension plans subject to advance funding is to earn a long-term rate of return consistent with the related cash flow

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

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
For 2014, the expected long-term rate of return on assets for the U.S. qualified pension plans was 6.00%. Average annual returns over one-, three-, five-, and ten-year periods were approximately 10%, 9%, 9%, and 6%, respectively.
The expected return on plan assets for the U.S. qualified pension plans for 2014 was selected by Grace, in consultation with its independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The target allocation of investment assets at December 31, 2014, and the actual allocation at December 31, 2014 and 2013, for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2014	2014	2013
U.S. equity securities	11%	11%	10%
Non-U.S. equity securities	7%	6%	6%
Short-term debt securities	10%	10%	10%
Intermediate-term debt securities	26%	26%	28%
Long-term debt securities	44%	45%	44%
Other investments	2%	2%	2%
Total	100%	100%	100%

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2014 and 2013.

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$134.2	$—	$134.2	$—
Non-U.S. equity group trust funds	76.8	—	76.8	—
Corporate bond group trust funds—intermediate-term	324.9	—	324.9	—
Corporate bond group trust funds—long-term	567.1	—	567.1	—
Other fixed income group trust funds	23.7	—	23.7	—
Common/collective trust funds	118.8	—	118.8	—
Annuity and immediate participation contracts	17.1	—	17.1	—
Total Assets	$1,262.6	$—	$1,262.6	$—

	Fair Value Measurements at December 31, 2013, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$111.5	$—	$111.5	$—
Non-U.S. equity group trust funds	67.1	—	67.1	—
Corporate bond group trust funds—intermediate-term	322.6	—	322.6	—
Corporate bond group trust funds—long-term	502.3	—	502.3	—
Other fixed income group trust funds	22.9	—	22.9	—
Common/collective trust funds	102.3	—	102.3	—
Annuity and immediate participation contracts	16.5	—	16.5	—
Total Assets	$1,145.2	$—	$1,145.2	$—
Non-U.S. pension plans accounted for approximately 21% of total global pension assets at December 31, 2014 and 2013. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 84% and 83% of the total non-U.S. pension plan assets at December 31, 2014 and 2013, respectively. In determining the expected rate of return for the U.K. pension plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2014 expected long-term return assumption of 4.75%.

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

The target allocation of investment assets at December 31, 2014, and the actual allocation at December 31, 2014 and 2013, for the U.K. pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category	2014	2014	2013
Diversified growth funds	12%	11%	13%
U.K. gilts	41%	42%	40%
U.K. corporate bonds	47%	47%	47%
Total	100%	100%	100%
The plan assets of the Canadian pension plan represent approximately 10% and 9% of the total non-U.S. pension plan assets at December 31, 2014 and 2013, respectively. The expected long-term rate of return on assets for the Canadian pension plan was 5.75% for 2014.
The target allocation of investment assets at December 31, 2014, and the actual allocation at December 31, 2014 and 2013, for the Canadian pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Canadian Pension Plan Asset Category	2014	2014	2013
Equity securities	27%	27%	34%
Bonds	58%	58%	48%
Other investments	15%	15%	18%
Total	100%	100%	100%
The plan assets of the other country plans represent approximately 6% and 8% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2014 and 2013, respectively.
The following tables present the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2014 and 2013.

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$326.7	$—	$326.7	$—
Government and agency securities	2.6	—	2.6	—
Corporate bonds	1.1	—	1.1	—
Insurance contracts and other investments	4.6	—	4.6	—
Cash	1.1	1.1	—	—
Total Assets	$336.1	$1.1	$335.0	$—

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2013, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$294.8	$—	$294.8	$—
Government and agency securities	2.4	—	2.4	—
Corporate bonds	1.3	—	1.3	—
Insurance contracts and other investments	6.3	—	6.3	—
Cash	1.7	1.7	—	—
Total Assets	$306.5	$1.7	$304.8	$—
Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. In April 2014, Grace made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $75 million. Based on the U.S. qualified pension plans' status as of December 31, 2014, there are no minimum required payments under ERISA for 2015.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $14 million to its non-U.S. pension plans and $0.1 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2015.
Grace plans to pay benefits as they become due under the pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.
10. Other Balance Sheet Accounts

(In millions)	December 31, 2014	December 31, 2013
Other Current Liabilities
Accrued compensation	$77.0	$65.6
Customer volume rebates	37.8	33.3
Income tax payable	34.1	32.0
Environmental contingencies	21.5	1.3
Accrued interest	21.0	0.6
Deferred revenue	19.4	14.3
Pension liabilities	15.6	15.0
Deferred income taxes	1.5	0.1
Other accrued liabilities	112.1	129.8
	$340.0	$292.0
Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs. Environmental contingencies and other accrued liabilities in the table above include certain amounts reclassified at emergence from liabilities subject to compromise.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities

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
Estimated Investigation and Remediation Costs
At December 31, 2014, Grace's estimated liability for environmental investigation and remediation costs (non-asbestos and asbestos-related) totaled $61.7 million, compared with $135.9 million at December 31, 2013, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts.
Grace recorded pre-tax charges of $13.8 million, $8.2 million, and $3.6 million for environmental matters in 2014, 2013, and 2012, respectively. As of December 31, 2014, claim payments of $76.5 million were made in connection with Grace's emergence from Chapter 11. Net cash expenditures charged against previously established reserves in 2014, 2013, and 2012 were $12.4 million, $14.0 million, and $13.0 million, respectively.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos. EPA and Grace are engaged in a remedial investigation of the Libby mine and the surrounding area.
During 2010, EPA began reinvestigating certain facilities on a list of 105 facilities where vermiculite concentrate from the Libby mine may have been used, stored or processed. Grace is cooperating with EPA on this reinvestigation and has remediated several of these facilities. It is probable that EPA will request additional remediation at other facilities.
Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby, at December 31, 2014 and 2013, was $19.4 million and $60.4 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At December 31, 2014 and 2013, Grace's estimated liability for response costs at sites not related to its former vermiculite mining and processing activities was $42.3 million and $75.5 million, respectively. This liability

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

•	Performance guarantees offered to customers under certain licensing arrangements. Grace has not established a liability for these arrangements based on past performance.

•	Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims.

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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At December 31, 2014, Grace had gross financial assurances issued and outstanding of $143.1 million, composed of $34.2 million of surety bonds issued by various insurance companies and $108.9 million of standby letters of credit and other financial assurances issued by various banks.
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
12. Restructuring Expenses and Asset Impairments
In 2014, Grace incurred costs from restructuring actions as a result of changes in the business environment and its business structure, which are included in "other expense, net" in the Consolidated Statements of Operations. Grace incurred $8.1 million ($2.7 million in Construction Products, $1.9 million in Catalysts Technologies, $0.3 million in Materials Technologies and $3.2 million in Corporate) of restructuring expenses during 2014, compared with $12.5 million in 2013 ($6.1 million in Construction Products, $4.0 million in Catalysts Technologies, $0.4 million in Materials Technologies and $2.0 million in Corporate). These costs are not included in segment operating income. Substantially all costs related to the 2013 programs were paid as of December 31, 2014, while substantially all costs related to the 2014 restructuring programs are expected to be paid by December 31, 2015.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Expenses and Asset Impairments (Continued)

During 2014, Grace incurred asset impairment charges of $14.3 million, of which $9.8 million related to the repositioning of the ready-mix process control solutions business that is part of Construction Products and $4.5 million related to an unconsolidated investment.

Restructuring Expenses and Asset Impairments (In millions)	Year Ended December 31,
	2014	2013	2012
Restructuring expenses	$8.1	$12.5	$6.9
Asset impairments	14.3	—	—
Total restructuring expenses and asset impairments	$22.4	$12.5	$6.9

Restructuring Liability (In millions)	December 31,
	2014	2013	2012
Balance, December 31, 2013	$4.4	$3.0	$5.9
Accruals for severance and other costs	7.7	7.6	5.6
Payments	(7.9)	(6.4)	(8.4)
Currency translation adjustments and other	0.3	0.2	(0.1)
Balance, December 31, 2014	$4.5	$4.4	$3.0
13. Other Expense, net
Components of other expense, net are as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Restructuring expenses and asset impairments	$22.4	$12.5	$6.9
Provision for environmental remediation	13.8	8.2	3.6
Net (gain) loss on sales of investments and disposals of assets	(2.2)	0.5	0.7
Interest income	(1.4)	(1.0)	(1.0)
Currency transaction effects	(1.1)	4.0	0.3
Currency and other financial losses in Venezuela	1.0	8.5	—
Other miscellaneous income	(4.0)	(9.2)	(4.4)
Other expense, net	$28.5	$23.5	$6.1

Notes to Consolidated Financial Statements (Continued)

14. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012:

Year Ended December 31, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.7)	$0.6	$(1.1)
Net prior service credit arising during period	13.6	(4.8)	8.8
Net deferred actuarial gain arising during period	1.0	(0.4)	0.6
Loss on termination of postretirement plans	(12.2)	1.3	(10.9)
Benefit plans, net	0.7	(3.3)	(2.6)
Currency translation adjustments	(28.0)	—	(28.0)
Loss from hedging activities	(7.1)	2.6	(4.5)
Other than temporary impairment of investment	0.8	—	0.8
Loss on securities available for sale	(0.1)	—	(0.1)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(33.7)	$(0.7)	$(34.4)

Year Ended December 31, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.7	$(0.2)	$0.5
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.4	(0.1)	0.3
Net prior service credit arising during period	1.7	(0.6)	1.1
Net deferred actuarial gain arising during period	4.3	(1.6)	2.7
Benefit plans, net	7.1	(2.5)	4.6
Currency translation adjustments	(23.6)	—	(23.6)
Loss from hedging activities	(0.3)	0.1	(0.2)
Gain on securities available for sale	0.1	—	0.1
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(16.7)	$(2.4)	$(19.1)

Year Ended December 31, 2012 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.8	$(0.3)	$0.5
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.6	(0.2)	0.4
Net deferred actuarial gain arising during period	2.1	(0.7)	1.4
Benefit plans, net	3.5	(1.2)	2.3
Currency translation adjustments	5.5	—	5.5
Gain from hedging activities	3.7	(1.3)	2.4
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$12.7	$(2.5)	$10.2

Notes to Consolidated Financial Statements (Continued)

14. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2014, 2013, and 2012:

Year Ended December 31, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	9.4	(28.0)	(3.2)	—	(0.7)	(22.5)
Amounts reclassified from accumulated other comprehensive income	(12.0)	—	(1.3)	0.8	0.6	(11.9)
Net current-period other comprehensive income (loss)	(2.6)	(28.0)	(4.5)	0.8	(0.1)	(34.4)
Ending balance	$4.0	$(22.8)	$(5.0)	$—	$—	$(23.8)

Year Ended December 31, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$2.0	$28.8	$(0.3)	$(0.8)	$—	$29.7
Other comprehensive income (loss) before reclassifications	3.8	(23.6)	1.2	—	0.1	(18.5)
Amounts reclassified from accumulated other comprehensive income	0.8	—	(1.4)	—	—	(0.6)
Net current-period other comprehensive income (loss)	4.6	(23.6)	(0.2)	—	0.1	(19.1)
Ending balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6

Year Ended December 31, 2012 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Total
Beginning balance	$(0.3)	$23.3	$(2.7)	$(0.8)	$19.5
Other comprehensive income (loss) before reclassifications	1.4	5.5	(0.3)	—	6.6
Amounts reclassified from accumulated other comprehensive income	0.9	—	2.7	—	3.6
Net current-period other comprehensive income	2.3	5.5	2.4	—	10.2
Ending balance	$2.0	$28.8	$(0.3)	$(0.8)	$29.7
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
See Note 7 for a discussion of hedging activities. See Note 9 for a discussion of pension plans and other postretirement benefit plans.

Notes to Consolidated Financial Statements (Continued)

15. Shareholders' Equity

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. As of December 31, 2014, the W. R. Grace & Co. 2014 Stock Incentive Plan had 5,177,878 shares of unissued stock reserved for issuance in the event of the exercise of stock options under the Plan. Historically all stock options exercised were covered by reissuing treasury stock. During 2014, stock options exercises exceeded the shares available in treasury stock and therefore the Company issued new shares, which were reserved for issuance under the Plans. For the years ended December 31, 2014, 2013, and 2012, 793,359, 1,464,294, and 1,679,359 stock options were exercised for aggregate proceeds of $23.4 million, $34.4 million, and $32.2 million, respectively. Additionally in 2014, 19,560 common shares were issued to members of the Board of Directors.
The following table sets forth information relating to common stock activity for 2014 and 2013:

Balance of outstanding shares, December 31, 2012	75,565,409
Stock options exercised	1,464,294
Shares issued	16,440
Balance of outstanding shares, December 31, 2013	77,046,143
Stock options exercised	793,359
Shares issued	19,560
Shares repurchased	(4,936,497)
Balance of outstanding shares, December 31, 2014	72,922,565
16. Stock Incentive Plans
The Company has granted nonstatutory stock options to certain key employees under the Plans. The Plans are administered by the Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under the Company's stock incentive plans are generally subject to a vesting period from the date of the grant ranging from 1 - 3 years. Currently outstanding options expire on various dates through November 2019.

Notes to Consolidated Financial Statements (Continued)

16. Stock Incentive Plans (Continued)

The following table sets forth information relating to such options during 2014, 2013, and 2012:

Stock Option Activity	Number Of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance, January 1, 2012	4,937,420	$25.08
Options exercised	(1,679,359)	19.14
Options forfeited	(51,573)	37.67
Options terminated	(10,995)	15.74
Options granted	828,991	49.01	$16.67
Balance, December 31, 2012	4,024,484	32.33
Options exercised	(1,464,294)	23.46
Options forfeited	(95,139)	52.17
Options terminated	(1,381)	42.26
Options granted	421,385	76.70	19.26
Balance, December 31, 2013	2,885,055	42.60
Options exercised	(793,359)	29.53
Options forfeited	(42,424)	68.07
Options granted	474,518	93.39	20.12
Balance, December 31, 2014	2,523,790
The following is a summary of nonvested option activity for the year ended December 31, 2014:

Stock Option Activity	Number Of Shares	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at beginning of year	1,282,925	$17.98
Granted	474,518	20.12
Vested	(755,177)	15.67
Forfeited	(42,424)	18.41
Nonvested options outstanding at end of year	959,842
As of December 31, 2014, the intrinsic value (the difference between the exercise price and the market price) for options outstanding was $101.7 million and for options exercisable was $84.1 million. The total intrinsic value of all options exercised during the years ended December 31, 2014, 2013 and 2012 was $53.6 million, $83.2 million and $65.3 million, respectively. A summary of our stock options outstanding and exercisable at December 31, 2014, follows:

Notes to Consolidated Financial Statements (Continued)

16. Stock Incentive Plans (Continued)

Exercise Price Range	Number Outstanding	Number Exercisable	Outstanding Weighted- Average Remaining Contractual Life (Years)	Exercisable Weighted- Average Exercise Price
$20 - $30	432,969	432,969	0.34	$27.75
$30 - $40	6,000	6,000	1.61	37.06
$40 - $50	1,229,774	997,427	1.88	44.43
$60 - $70	21,086	13,327	2.92	66.26
$70 - $80	366,061	113,780	3.32	76.66
$80 - $90	1,928	445	3.49	84.74
$90 - $100	436,472	—	4.48	—
$100 - $110	29,500	—	4.16	—
	2,523,790	1,563,948
At December 31, 2014, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.31 years.
Options Granted    The Company granted approximately 0.5 million, 0.4 million, and 0.8 million nonstatutory stock options in 2014, 2013, and 2012, respectively, under the Plans.
For the years ended December 31, 2014, 2013 and 2012, Grace recognized non-cash stock-based compensation expense of $12.0 million, $12.7 million and $14.7 million, respectively, which is included in selling, general and administrative expense.
Grace values options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility because of its previous status in Chapter 11. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2014, 2013 and 2012, respectively.

	2014	2013	2012
Expected volatility	28.2% - 28.7%	32.3% - 34.3%	35.8% - 46.4%
Weighted average expected volatility	28.6%	33.3%	40.6%
Expected term	3.00 - 4.00 years	3.00 - 4.00 years	3.00 - 4.00 years
Risk-free rate	1.25%	0.61%	0.55%
Dividend yield	—%	—%	—%
Total unrecognized stock-based compensation expense at December 31, 2014, was $4.9 million and the weighted-average period over which this expense will be recognized is 0.8 years.
Performance Based Units    During 2014 and 2013 the Company granted 110,993 and 111,770 Performance Based Units (PBUs), respectively, under the Company's Long-term Incentive Plan (LTIP). During 2014 and 2013, 8,570 and 5,513 PBUs were forfeited, respectively. The awards cliff vest on December 31, 2016 and 2015, and have a weighted average grant date fair value of $92.92 and $76.66, respectively. The Company anticipates that approximately 53% of the PBUs granted in 2014 will be settled in common stock and approximately 47% will be settled in cash, assuming full vesting. The Company anticipates that approximately 54% of the PBUs granted in 2013 will be settled in common stock and approximately 46% will be settled in cash,

Notes to Consolidated Financial Statements (Continued)

16. Stock Incentive Plans (Continued)

assuming full vesting. PBUs are recorded at fair value at the date of grant. The estimated grant date fair value is based on the expected payout of the award, which may range from 0% to 200% of the payout target. The common stock settled portion is considered an equity award with the payout being valued based on the Company’s stock price on the grant date. The cash settled portion of the award is considered a liability award with payout being remeasured each reporting period based on the Company’s current stock price. Both equity and cash awards are remeasured each reporting period based on the expected payout of the award; therefore these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period. During 2014 and 2013 the Company recognized $3.5 million and $1.7 million in compensation expense for these awards. As of December 31, 2014, $9.1 million of total unrecognized compensation expense related to the PBUs is expected to be recognized over the remaining weighted-average service period of 1.5 years.
17. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

(In millions, except per share amounts)	2014	2013	2012
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$276.3	$256.1	$40.0
Denominators
Weighted average common shares—basic calculation	75.3	76.4	74.9
Dilutive effect of employee stock options	0.9	1.3	1.4
Weighted average common shares—diluted calculation	76.2	77.7	76.3
Basic earnings per share	$3.67	$3.35	$0.53
Diluted earnings per share	$3.63	$3.30	$0.52
There were approximately 0.3 million, 0.3 million and 0.4 million anti-dilutive options outstanding for the years ended December 31, 2014, 2013 and 2012, respectively. The effect of the warrant for 10 million shares issued under the Joint Plan, as discussed in Note 2, is not included in diluted earnings per share.
On February 4, 2014, Grace announced that its Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. During 2014, Grace repurchased 4,936,497 shares of Company common stock for $469.5 million pursuant to the terms of the share repurchase program. Grace completed its initial $500 million share repurchase program in January 2015.
On February 5, 2015, Grace announced that its Board of Directors has authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace's shares, the strategic deployment of capital, and general market and economic conditions.
18. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace manages its business through three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 19. Grace Materials Technologies includes packaging technologies and engineered materials, coatings and sealants used in consumer, industrial, and pharmaceutical applications. Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Intersegment sales are eliminated in consolidation. The table below presents information related to Grace's operating segments. Only

Notes to Consolidated Financial Statements (Continued)

18. Operating Segment Information (Continued)

those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
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

Notes to Consolidated Financial Statements (Continued)

18. Operating Segment Information (Continued)

Operating Segment Data

(In millions)	2014	2013	2012
Net Sales
Catalysts Technologies	$1,246.8	$1,124.0	$1,268.1
Materials Technologies	890.6	878.5	862.6
Construction Products	1,105.6	1,058.2	1,024.8
Total	$3,243.0	$3,060.7	$3,155.5
Adjusted EBIT
Catalysts Technologies segment operating income	$378.3	$327.5	$393.8
Materials Technologies segment operating income	185.2	181.8	162.0
Construction Products segment operating income	161.7	151.7	125.2
Corporate costs	(90.6)	(82.8)	(92.4)
Gain on termination of postretirement plans related to current businesses	23.6	—	—
Certain pension costs	(32.0)	(27.4)	(30.4)
Total	$626.2	$550.8	$558.2
Depreciation and Amortization
Catalysts Technologies	$66.3	$54.2	$54.0
Materials Technologies	32.1	31.4	29.5
Construction Products	31.7	31.8	32.9
Corporate	7.0	5.7	2.6
Total	$137.1	$123.1	$119.0
Capital Expenditures
Catalysts Technologies	$81.6	$58.7	$70.8
Materials Technologies	35.6	33.0	27.1
Construction Products	28.3	32.8	26.5
Corporate	24.3	31.7	14.1
Total	$169.8	$156.2	$138.5
Total Assets
Catalysts Technologies	$1,395.4	$1,361.8	$794.8
Materials Technologies	501.2	508.9	494.9
Construction Products	580.0	609.1	616.0
Corporate	1,618.6	2,916.3	3,184.7
Total	$4,095.2	$5,396.1	$5,090.4
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums.
Grace Adjusted EBIT for the years ended December 31, 2014, 2013 and 2012 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

18. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	Year Ended December 31,
(In millions)	2014	2013	2012
Grace Adjusted EBIT	$626.2	$550.8	$558.2
Costs related to Chapter 11	(11.3)	(16.4)	(15.6)
Asbestos-related costs	(7.9)	(7.8)	(5.0)
Asbestos and bankruptcy-related charges, net	(7.1)	(21.9)	(384.6)
Default interest settlement	—	(129.0)	—
Pension MTM adjustment and other related costs, net	(128.3)	50.6	(119.2)
Gain on termination of postretirement plans related to divested businesses	15.9	—	—
Restructuring expenses and asset impairments	(22.4)	(12.5)	(6.9)
Gain (loss) on sale of product line	0.2	(1.0)	(0.2)
Income and expense items related to divested businesses	(5.2)	(4.1)	(2.8)
Interest expense and related financing costs	(61.5)	(43.8)	(46.5)
Interest accretion on deferred payment obligations	(65.7)	—	—
Currency and other financial losses in Venezuela	(1.0)	(6.9)	—
Interest income	1.4	1.0	1.0
Net income attributable to noncontrolling interests	1.0	1.6	1.0
Income (loss) before income taxes	$334.3	$360.6	$(20.6)

Notes to Consolidated Financial Statements (Continued)

18. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

(In millions)	2014	2013	2012
Net Sales
United States	$976.5	$886.0	$878.9
Canada and Puerto Rico	78.7	73.7	88.7
Total North America	1,055.2	959.7	967.6
Europe Middle East Africa	1,097.0	1,087.9	1,175.6
Asia Pacific	716.2	654.1	660.3
Latin America	374.6	359.0	352.0
Total	$3,243.0	$3,060.7	$3,155.5
Properties and Equipment, net
United States	$526.2	$497.8	$438.4
Canada and Puerto Rico	17.5	19.1	19.8
Total North America	543.7	516.9	458.2
Europe Middle East Africa	189.3	212.4	210.3
Asia Pacific	70.7	70.9	72.1
Latin America	29.8	29.7	29.9
Total	$833.5	$829.9	$770.5
Goodwill, Intangibles and Other Assets
United States	$615.8	$589.7	$91.5
Canada and Puerto Rico	7.6	8.6	7.3
Total North America	623.4	598.3	98.8
Europe Middle East Africa	90.9	106.4	105.2
Asia Pacific	49.8	52.4	40.1
Latin America	37.5	55.9	59.8
Total	$801.6	$813.0	$303.9
19. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $113.1 million and $96.2 million as of December 31, 2014 and 2013, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $19.7 million, $22.9 million and $18.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. ART is a private company and accordingly does not have a quoted market price available. The following summary lists ART's assets, liabilities and results of operations.

Notes to Consolidated Financial Statements (Continued)

19. Unconsolidated Affiliate (Continued)

	December 31,
(In millions)	2014	2013
Summary of Balance Sheet information:
Current assets	$216.9	$186.7
Noncurrent assets	59.3	62.4
Total assets	$276.2	$249.1

Current liabilities	$54.7	$61.4
Noncurrent liabilities	—	0.6
Total liabilities	$54.7	$62.0

	Year Ended December 31,
(In millions)	2014	2013	2012
Summary of Statement of Operations information:
Net sales	$409.9	$370.4	$325.0
Costs and expenses applicable to net sales	358.1	311.2	276.0
Income before income taxes	41.2	46.6	38.9
Net income	39.7	45.6	37.8
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Year Ended December 31,
(In millions)	2014	2013	2012
Grace sales of catalysts to ART	$266.4	$232.0	$206.9
Charges for fixed costs, research and development and selling, general and administrative services to ART	26.9	28.8	28.5
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 26, 2016. No amounts were outstanding at December 31, 2014 and 2013.

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Summary and Statistical Information (Unaudited)

(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2014
Net sales	$744.5	$838.0	$856.4	$804.1
Gross profit	269.2	320.9	327.8	274.5
Net income	50.1	136.2	74.5	15.5
Net income per share:(1)
Basic earnings per share:
Net income	$0.65	$1.79	$1.00	$0.21
Diluted earnings per share:
Net income	0.64	1.77	0.99	0.21
Market price of common stock:(2)
High	$105.05	$102.65	$100.07	$99.55
Low	90.58	90.40	90.56	79.06
Close	99.17	94.53	90.94	95.39
___________________________________________________________________________________________________________________

(1)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)	Principal market: New York Stock Exchange.

(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2013
Net sales	$709.9	$802.8	$771.3	$776.7
Gross profit	259.0	300.9	282.4	299.8
Net income (loss)	59.1	90.3	77.0	29.7
Net income per share:(1)
Basic earnings per share:
Net income	$0.78	$1.18	$1.00	$0.39
Diluted earnings per share:
Net income	0.77	1.16	0.99	0.38
Market price of common stock:(2)
High	$79.14	$85.43	$89.80	$101.72
Low	68.23	72.00	74.46	85.06
Close	77.51	84.04	87.40	98.87
___________________________________________________________________________________________________________________

(1)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)	Principal market: New York Stock Exchange.
21. Subsequent Event
On February 5, 2015, Grace announced that its Board of Directors has approved a plan to separate Grace into two independent, publicly traded companies. The two companies, to be named prior to closing, will be "New Grace," consisting of the Catalysts Technologies and Materials Technologies business segments (excluding the packaging products product group), and “New GCP,” consisting of the Construction Products business segment and the packaging products product group. Grace intends that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes and expects the transaction to be completed in approximately 12 months.

SELECTED FINANCIAL DATA(1)

(In millions, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations
Net sales	$3,243.0	$3,060.7	$3,155.5	$3,211.9	$2,675.0
Income before income taxes(2)	334.3	360.6	(20.6)	307.0	220.3
Net income	277.3	257.7	41.0	219.1	194.1
Net loss (income) attributable to noncontrolling interests	(1.0)	(1.6)	(1.0)	0.6	(0.3)
Net income attributable to W. R. Grace & Co. shareholders	276.3	256.1	40.0	219.7	193.8
Financial Position
Cash and cash equivalents	$557.5	$964.8	$1,336.9	$1,048.3	$1,015.7
Property and equipment, net	833.5	829.9	770.5	723.5	702.5
Total assets	4,095.2	5,396.1	5,090.4	4,495.6	4,243.2
Total liabilities	3,726.2	4,824.9	4,770.6	4,311.4	4,298.9
Liabilities subject to compromise (a subset of total liabilities)	—	3,776.1	3,619.9	3,191.5	3,171.9
Shareholders' equity (deficit)	369.0	571.2	319.8	184.2	(55.7)
Cash Flow
Operating activities	$(1,472.1)	$515.9	$453.6	$219.4	$325.9
Investing activities	235.3	(880.7)	(280.3)	(220.9)	(243.1)
Financing activities	849.9	(8.4)	110.3	39.7	41.5
Net cash flow	(407.3)	(372.1)	288.6	32.6	122.7
Data Per Common Share (Diluted)
Net income	$3.63	$3.30	$0.52	$2.91	$2.61
Average common diluted shares outstanding	76.2	77.7	76.3	75.5	74.4
Other Statistics
Capital expenditures	$169.8	$156.2	$138.5	$144.0	$111.1
Common stock price range	79.06-105.05	68.23-101.72	45.39-68.86	30.25-52.50	19.63-36.27
Common shareholders of record	5,839	7,077	7,591	8,063	8,270
Number of employees (approximate)	6,500	6,700	6,500	6,300	6,000
___________________________________________________________________________________________________________________

(1)	Certain prior-year amounts have been reclassified to conform to the 2014 presentation.

(2)
Adjustments related to our asbestos-related liability, Chapter 11, and pension mark-to-market accounting are included in and affect the period-to-period comparability of "Income before income taxes." See Note 18 to the Consolidated Financial Statements for a detail of these items.

Management's Discussion and Analysis of Financial Condition and Results of Operations
See "Analysis of Operations" for a discussion of our non-GAAP performance measures. Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund.
Results of Operations
2014 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2014, compared with the prior year.

•	Net sales increased 6.0% to $3,243.0 million.

•	Segment Gross Margin increased 140 basis points to 38.5%.

•	Adjusted EBIT increased 13.7% to $626.2 million.

•	Grace net income increased to $276.3 million or $3.63 per diluted share.
On February 5, 2015, we announced that the Grace Board of Directors has approved a plan to separate Grace into two independent, publicly traded companies. The two companies, to be named prior to closing, will be "New Grace," consisting of the Catalysts Technologies and Materials Technologies business segments (excluding the packaging products product group), and "New GCP," consisting of the Construction Products business segment and the packaging products product group. We intend that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes and we expect the transaction to be completed in approximately 12 months.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our three operating segments, Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. See Item 1 (Business—Business Overview) of this Report for a summary description of our core business.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the years ended December 31, 2014, 2013, and 2012. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Analysis of Operations (In millions, except per share amounts)	2014	2013	% Change	2012	% Change
Net sales:
Catalysts Technologies	$1,246.8	$1,124.0	10.9%	$1,268.1	(11.4)%
Materials Technologies	890.6	878.5	1.4%	862.6	1.8%
Construction Products	1,105.6	1,058.2	4.5%	1,024.8	3.3%
Total Grace net sales	$3,243.0	$3,060.7	6.0%	$3,155.5	(3.0)%
Net sales by region:
North America	$1,055.2	$959.7	10.0%	$967.6	(0.8)%
Europe Middle East Africa	1,097.0	1,087.9	0.8%	1,175.6	(7.5)%
Asia Pacific	716.2	654.1	9.5%	660.3	(0.9)%
Latin America	374.6	359.0	4.3%	352.0	2.0%
Total net sales by region	$3,243.0	$3,060.7	6.0%	$3,155.5	(3.0)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$378.3	$327.5	15.5%	$393.8	(16.8)%
Materials Technologies segment operating income	185.2	181.8	1.9%	162.0	12.2%
Construction Products segment operating income	161.7	151.7	6.6%	125.2	21.2%
Corporate costs	(90.6)	(82.8)	(9.4)%	(92.4)	10.4%
Gain on termination of postretirement plans related to current businesses	23.6	—	NM	—	—%
Certain pension costs(B)	(32.0)	(27.4)	(16.8)%	(30.4)	9.9%
Adjusted EBIT	626.2	550.8	13.7%	558.2	(1.3)%
Costs related to Chapter 11	(11.3)	(16.4)		(15.6)
Asbestos-related costs, net	(7.9)	(7.8)		(5.0)
Asbestos and bankruptcy-related charges, net	(7.1)	(21.9)		(384.6)
Default interest settlement	—	(129.0)		—
Pension MTM adjustment and other related costs, net	(128.3)	50.6		(119.2)
Gain on termination of postretirement plans related to divested businesses	15.9	—		—
Restructuring expenses and asset impairments	(22.4)	(12.5)		(6.9)
Gain (loss) on sale of product line	0.2	(1.0)		(0.2)
Income and expense items related to divested businesses	(5.2)	(4.1)		(2.8)
Interest expense and related financing costs	(61.5)	(43.8)		(46.5)
Interest accretion on deferred payment obligations	(65.7)	—		—
Currency and other financial losses in Venezuela	(1.0)	(6.9)		—
Interest income	1.4	1.0		1.0
Benefit from (provision for) income taxes	(57.0)	(102.9)		61.6
Net income attributable to W. R. Grace & Co. shareholders	$276.3	$256.1		$40.0
Diluted EPS (GAAP)	$3.63	$3.30		$0.52
Adjusted EPS (non-GAAP)	$4.43	$4.39		$4.53

Analysis of Operations (In millions)	2014	2013	% Change	2012	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	42.8%	40.1%	2.7 pts	41.0%	(0.9) pts
Materials Technologies	35.4%	34.6%	0.8 pts	33.1%	1.5 pts
Construction Products	36.3%	36.0%	0.3 pts	35.2%	0.8 pts
Segment Gross Margin	38.5%	37.1%	1.4 pts	37.0%	0.1 pts
Pension costs in cost of goods sold	(1.8)%	0.2%	(2.0) pts	(1.6)%	1.8 pts
Total Grace	36.8%	37.3%	(0.5) pts	35.3%	2.0 pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$378.3	$327.5	15.5%	$393.8	(16.8)%
Materials Technologies	185.2	181.8	1.9%	162.0	12.2%
Construction Products	161.7	151.7	6.6%	125.2	21.2%
Corporate	(99.0)	(110.2)	10.2%	(122.8)	10.3%
Total Grace	626.2	550.8	13.7%	558.2	(1.3)%
Depreciation and amortization:
Catalysts Technologies	$66.3	$54.2	22.3%	$54.0	0.4%
Materials Technologies	32.1	31.4	2.2%	29.5	6.4%
Construction Products	31.7	31.8	(0.3)%	32.9	(3.3)%
Corporate	7.0	5.7	22.8%	2.6	119.2%
Total Grace	137.1	123.1	11.4%	119.0	3.4%
Adjusted EBITDA:
Catalysts Technologies	$444.6	$381.7	16.5%	$447.8	(14.8)%
Materials Technologies	217.3	213.2	1.9%	191.5	11.3%
Construction Products	193.4	183.5	5.4%	158.1	16.1%
Corporate	(92.0)	(104.5)	12.0%	(120.2)	13.1%
Total Grace	763.3	673.9	13.3%	677.2	(0.5)%
Operating margin:
Catalysts Technologies	30.3%	29.1%	1.2 pts	31.1%	(2.0) pts
Materials Technologies	20.8%	20.7%	0.1 pts	18.8%	1.9 pts
Construction Products	14.6%	14.3%	0.3 pts	12.2%	2.1 pts
Total Grace	19.3%	18.0%	1.3 pts	17.7%	0.3 pts
Adjusted EBITDA margin:
Catalysts Technologies	35.7%	34.0%	1.7 pts	35.3%	(1.3) pts
Materials Technologies	24.4%	24.3%	0.1 pts	22.2%	2.1 pts
Construction Products	17.5%	17.3%	0.2 pts	15.4%	1.9 pts
Total Grace	23.5%	22.0%	1.5 pts	21.5%	0.5 pts

Analysis of Operations (In millions)	2014	2013	2012
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$626.2	$550.8	$558.2
Invested Capital:
Trade accounts receivable	481.1	481.8	490.4
Inventories	332.8	295.3	283.6
Accounts payable	(255.3)	(262.5)	(252.0)
	558.6	514.6	522.0
Other current assets (excluding income taxes)	76.9	81.2	62.4
Properties and equipment, net	833.5	829.9	770.5
Goodwill	452.9	457.5	196.7
Technology and other intangible assets, net	288.0	315.5	82.7
Investment in unconsolidated affiliate	113.1	96.2	85.5
Other assets (excluding capitalized financing fees)	23.0	40.0	24.5
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, restructuring, and accrued interest)	(256.7)	(248.0)	(251.9)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses)	(81.8)	(72.7)	(55.5)
Total invested capital	$2,007.5	$2,014.2	$1,436.9
Adjusted EBIT Return On Invested Capital	31.2%	27.3%	38.8%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

NM—Not Meaningful

Grace Overview
Following is an overview of our financial performance for the years ended December 31, 2014, 2013, and 2012.
Net Sales and Gross Margin
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	2014 as a Percentage Increase (Decrease) from 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	12.8%	(2.0)%	0.1%	10.9%
Materials Technologies	1.4%	1.0%	(1.0)%	1.4%
Construction Products	4.3%	2.5%	(2.3)%	4.5%
Net sales	6.7%	0.4%	(1.1)%	6.0%
By Region:
North America	10.3%	(0.1)%	(0.2)%	10.0%
Europe Middle East Africa	1.2%	(0.6)%	0.2%	0.8%
Asia Pacific	11.5%	(0.3)%	(1.7)%	9.5%
Latin America	4.2%	6.2%	(6.1)%	4.3%
Sales for 2014 increased 6.0% overall compared with the prior year. The sales increase was due to higher sales volumes (+6.7%) and higher pricing (+0.4%), partially offset by unfavorable currency translation (-1.1%). The sales volume increase was primarily driven by Catalysts Technologies, due to catalyst and licensing revenue from the December 2013 polypropylene acquisition and new product sales in FCC catalysts. Construction Products also experienced volume growth due to specialty construction chemicals sales in North America and Asia Pacific, and global specialty building materials sales in commercial waterproofing. Materials Technologies had smaller sales volume gains from growth in Engineered Materials. Unfavorable currency translation negatively affected Materials Technologies and Construction Products. We expect that continued strength of the U.S. dollar against the other currencies in which we do business will have an unfavorable impact on sales in the 2015 first quarter.

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
Sales for 2013 decreased 3.0% overall compared with the prior year. The sales decrease was due to lower pricing (-2.4%), including the effect of lower rare earth surcharges in Catalysts Technologies, and unfavorable currency translation (-0.8%), partially offset by higher sales volumes (+0.2%).
Adjusted EBIT
Adjusted EBIT was $626.2 million for 2014, an increase of 13.7% compared with the prior year. The increase was primarily due to improved segment operating income due to sales volume growth and margin expansion in all three business segments, including through acquisitions, and a gain related to the termination of certain retiree benefit plans. Segment Gross Margin was 38.5% for 2014 compared with 37.1% for the prior year, with gross margins increasing in all three business segments. Catalysts Technologies gross margin improvement was primarily due to the polypropylene acquisition and lower manufacturing costs, partially offset by lower pricing. Gross margin improvement in Materials Technologies was primarily due to improved pricing and lower manufacturing costs. Construction Products gross margin improvement was due to higher sales volumes and improved pricing.
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

Grace Net Income
Grace net income was $276.3 million for 2014, an increase of 7.9% compared with $256.1 million for the prior year. The increase was primarily due to a 2013 charge of $129 million related to the settlement of a dispute regarding the amount of interest payable on pre-petition debt and, in 2014, improved segment operating income, including from acquisitions, a lower provision for income taxes, and a gain related to the termination of certain retiree benefit plans. These effects were partially offset by an unfavorable mark-to-market pension adjustment in 2014 compared with a favorable adjustment in the prior year and higher interest expense and financing costs related to emergence financing and the $1.0 billion debt offering in September 2014.
Grace net income was $256.1 million for 2013 compared with $40.0 million for the prior year. The increase was primarily due to a favorable mark-to-market pension adjustment in 2013 compared with an unfavorable adjustment in the prior year, and a reduction in the amount of asbestos and bankruptcy related charges, partially offset by a $129 million charge related to the interest settlement.
We recorded charges of $27.4 million and $365.0 million in the 2013 and 2012 fourth quarters, respectively, to adjust our recorded asbestos-related liability. These adjustments were necessary to reflect the increased estimates of the value of the warrants and deferred payment obligation payable to the PI Trust under the Joint Plan.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	2014
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$3.63
Costs related to Chapter 11	$11.3	$2.2	$9.1	0.12
Asbestos-related costs	7.9	2.9	5.0	0.07
Asbestos and bankruptcy-related charges, net	7.1	2.6	4.5	0.06
Pension MTM adjustment and other related costs, net	128.3	46.9	81.4	1.07
Gain on termination of postretirement benefits related to divested businesses	(15.9)	(5.9)	(10.0)	(0.13)
Restructuring expenses and asset impairments	22.4	7.6	14.8	0.19
Currency and other financial losses in Venezuela	1.0	0.3	0.7	0.01
Gain on sale of product line	(0.2)	(0.1)	(0.1)	—
Income and expense items related to divested businesses	5.2	1.9	3.3	0.04
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		48.2	(48.2)	(0.63)
Adjusted EPS (non-GAAP)				$4.43

	2013
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$3.30
Costs related to Chapter 11	$16.4	$6.0	$10.4	0.13
Asbestos-related costs	7.8	3.0	4.8	0.06
Asbestos and bankruptcy-related charges, net	21.9	8.2	13.7	0.18
Default interest settlement	129.0	48.3	80.7	1.04
Pension MTM adjustment and other related costs, net	(50.6)	(20.0)	(30.6)	(0.39)
Restructuring expenses and asset impairments	12.5	3.5	9.0	0.12
Currency and other financial losses in Venezuela	6.9	—	6.9	0.09
Loss on sale of product line	1.0	0.4	0.6	0.01
Income and expense items related to divested businesses	4.1	1.4	2.7	0.04
Discrete tax items:
Release of valuation allowances		24.4	(24.4)	(0.31)
Discrete tax items, including adjustments to uncertain tax positions		(9.4)	9.4	0.12
Adjusted EPS (non-GAAP)				$4.39

	2012
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.52
Costs related to Chapter 11	15.6	$3.8	$11.8	0.15
Asbestos-related costs	5.0	1.8	3.2	0.04
Asbestos and bankruptcy-related charges, net	384.6	142.3	242.3	3.18
Pension MTM adjustment and other related costs, net	119.2	37.9	81.3	1.07
Restructuring expenses and asset impairments	6.9	2.0	4.9	0.06
Loss on sale of product line	0.2	—	0.2	—
Income and expense items related to divested businesses	2.8	1.0	1.8	0.02
Discrete tax items:
Release of valuation allowances		44.0	(44.0)	(0.58)
Discrete tax items, including adjustments to uncertain tax positions		(5.3)	5.3	0.07
Adjusted EPS (non-GAAP)				$4.53
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for 2014 was 31.2% on a trailing four quarters basis, an increase from 27.3% on the same basis for 2013 and a decrease from 38.8% for 2012. The decrease in 2013 was primarily due to higher invested capital related to the December 2013 polypropylene acquisition. The increase in 2014 was primarily due to improved segment operating income, including the benefit of a full year of earnings from the polypropylene acquisition. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.
Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the years ended December 31, 2014, 2013, and 2012.
Net Sales—Grace Catalysts Technologies
Sales were $1,246.8 million for 2014, an increase of 10.9% compared with the prior year. The increase was due to higher sales volumes (+12.8%) and favorable currency translation (+0.1%), partially offset by lower pricing (-2.0%). Sales volume growth was due to the December 2013 polypropylene acquisition and organic growth. The acquisition contributed 9.6% to sales growth. Organic sales volume growth was primarily due to new product introductions in FCC catalysts designed for customers running heavy feeds or shale feeds. Sales growth occurred in all regions except EMEA, due to weakness in Western Europe. Lower pricing was primarily due to lower rare earth surcharges, partially offset by higher pricing in Specialty Catalysts. Currency translation had a minor effect on sales in 2014; however, we expect that continued strength of the U.S. dollar against the other currencies in which we do business will have an unfavorable impact on sales in the 2015 first quarter. Falling retail fuel prices during 2014 did not have a material effect on sales of our FCC catalysts. Demand for FCC catalysts is highly dependent on the economics of the petroleum industry. As our customers increase the throughput of their refineries due to demand for their petroleum products, our customers generally use more of our FCC catalysts. To the extent that volatility in retail fuel prices and economic activity affect demand for petroleum products and our customers' refinery throughput, we would expect an effect on demand for our FCC catalysts.
Sales were $1,124.0 million for 2013, a decrease of 11.4% compared with the prior year. The decrease was due to lower pricing (-9.0%) and lower sales volumes (-3.2%), partially offset by favorable currency translation (+0.8%). The decrease in pricing was due to lower rare earth surcharges and lower FCC catalysts base pricing, partially offset by higher pricing in Specialty Catalysts. The decrease in sales volumes was due to lower sales volumes of FCC catalysts. During the year, FCC catalysts sales volumes decreased 7.9% from the 2013 second quarter to the 2013 third quarter and then increased 5.8% from the 2013 third quarter to the 2013 fourth quarter. The decrease in sales volumes in the 2013 third quarter resulted primarily from customer trials of competitive products following our announcement of an increase in FCC catalysts base pricing in the 2013 first quarter. Sales volumes recovered in 2014 as customer trials concluded and customers began purchasing new products introduced in the 2013 third and fourth quarters designed specifically for shale oil, propylene maximization, and heavy resid feedstocks.
On December 2, 2013, we acquired the UNIPOL® polypropylene process licensing and related catalyst business for a cash purchase price of $500 million, before customary working capital and post-closing adjustments. This acquisition is complementary to our specialty catalysts business and enhances our position as a leading supplier of polyolefin catalysts and technologies.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $533.7 million for 2014, an increase of 18.5% compared with the prior year. Segment gross margin was 42.8% compared with 40.1% for the prior year. The increases in gross profit and gross margin were primarily due to the polypropylene acquisition, specifically the technology licensing business, which carries higher gross margins than traditional catalysts, as well as base sales volume growth and lower manufacturing costs.
Segment operating income was $378.3 million for 2014, an increase of 15.5% compared with the prior year. Segment operating margin for 2014 increased to 30.3%, an improvement of 120 basis points compared with the prior year, primarily due to higher segment gross margin due to higher sales volumes and lower manufacturing costs, partially offset by lower income from the ART joint venture and higher operating expenses, primarily related to the polypropylene acquisition.
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

Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the years ended December 31, 2014, 2013, and 2012.
Net Sales—Grace Materials Technologies
Sales were $890.6 million for 2014, an increase of 1.4% compared with the prior year. The increase was due to higher sales volumes (+1.4%) and improved pricing (+1.0%), partially offset by unfavorable currency translation (-1.0%). Sales volume growth was primarily in Engineered Materials, driven by silica sales in North America and Asia Pacific. Sales volumes declined in Packaging Products due to weaker sales in Asia Pacific and Latin America. Unfavorable currency translation primarily affected Packaging Products as the U.S. dollar strengthened against multiple currencies. We expect that continued strength of the U.S. dollar against the other currencies in which we do business will have an unfavorable impact on sales in the 2015 first quarter.
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
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $314.9 million for 2014, an increase of 3.5% compared with the prior year. Segment gross margin was 35.4% compared with 34.6% for the prior year. The increase in gross margin was primarily due to improved pricing and the implementation of productivity initiatives, primarily benefiting Engineered Materials.

Segment operating income was $185.2 million for 2014, an increase of 1.9% compared with the prior year. Segment operating margin for 2014 increased to 20.8%, an improvement of 10 basis points compared with the prior year, primarily due to higher gross margin, partially offset by higher operating expenses. The increase in segment operating income resulted from higher sales volumes and margin expansion in Engineered Materials, partially offset by lower sales and unfavorable currency translation in Packaging Products.
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
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the years ended December 31, 2014, 2013, and 2012.
Net Sales—Grace Construction Products
Sales were $1,105.6 million for 2014, an increase of 4.5% compared with the prior year. The increase was due to higher sales volumes (+4.3%) and improved pricing (+2.5%), partially offset by unfavorable currency translation (-2.3%). Sales of Specialty Construction Chemicals benefited from increasing demand in North America and Asia Pacific throughout 2014. Improved pricing in both Specialty Construction Chemicals and Specialty Building Materials was offset by unfavorable currency translation. We expect that continued strength of the U.S. dollar against the other currencies in which we do business will have an unfavorable impact on sales in the 2015 first quarter.
Sales in emerging regions, which represented 35.9% of sales for 2014, increased 6.0% due to sales in Latin America, emerging Asia, and Eastern Europe. Sales in North America increased 3.0%, driven by growth in construction spend offset by lower sales in the residential business. Sales in Western Europe and Latin America lagged due to market conditions and the impact of currency translation, respectively.
During 2014, we realigned our residential business to more effectively serve our geographically dispersed customer base.
Sales were $1,058.2 million for 2013, an increase of 3.3% compared with the prior year. The increase was due to higher sales volumes (+3.7%) and improved pricing (+1.9%), partially offset by unfavorable currency translation (-2.3%). Sales in emerging regions, which represented 35.4% of sales for 2013, increased 5.9% due to sales in Latin America, emerging Asia, and Eastern Europe. Sales in North America increased 2.9% compared with the prior year primarily due to growth in specialty building materials and specialty construction chemicals. Sales in Western Europe declined 1.8% compared with the prior year, primarily due to our focus on higher-margin sales.

Segment Operating Income (SOI) and Margin—Grace Construction Products
Gross profit was $401.0 million for 2014, an increase of 5.3% compared with the prior year. Segment gross margin was 36.3% compared with 36.0% for the prior year, primarily due to a reclassification of certain expenses from cost of goods sold to operating expenses. Gross margins were otherwise flat as improved pricing and productivity gains were offset by unfavorable currency translation and inflation.
Segment operating income was $161.7 million for 2014, an increase of 6.6% compared with the prior year. Segment operating margin for 2014 increased to 14.6%, an improvement of 30 basis points compared with the prior year. These increases were primarily due to incremental operating leverage.
Gross profit was $380.7 million for 2013, an increase of 5.5% compared with the prior year. Segment gross margin was 36.0% compared with 35.2% for the prior year. The increase was primarily due to improved pricing and productivity gains.
Segment operating income was $151.7 million for 2013, an increase of 21.2% compared with the prior year. Segment operating margin for 2013 increased to 14.3%, an improvement of 210 basis points compared with the prior year. These increases were primarily due to improved gross margin and lower operating expenses, driven by restructuring activities in Europe.

Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums.
Corporate costs for 2014 increased 9.4% compared with the prior year primarily due to higher functional costs and performance-based incentive compensation.
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
Certain pension costs were $32.0 million, $27.4 million and $30.4 million for 2014, 2013 and 2012, respectively.
The pension mark-to-market adjustment and other related income (expense), net was $(128.3) million, $50.6 million and $(119.2) million for 2014, 2013 and 2012, respectively. These costs are reported in "cost of goods sold" and in "selling, general and administrative expenses” in our Consolidated Financial Statements based upon the functions of the employees to which the pension costs relate. The 2014 mark-to-market pension expense of $128.3 million was primarily due to the decrease in discount rates from year-end 2013 to year-end 2014 and the impact of adopting new mortality assumptions, partially offset by higher than expected return on assets in the U.S. and U.K. The 2013 mark-to-market pension income of $50.6 million was primarily due to higher discount rates in 2013 used to value the projected benefit obligations of our plans, partially offset by the impact of adopting new mortality assumptions in the U.S. and lower than expected return on assets in the U.S. The 2012 mark-to-market pension expense of $119.2 million was primarily due to lower discount rates in the U.S. and Germany, partially offset by higher than expected return on assets in the U.S.

Costs Related to Chapter 11
The following table presents costs related to Chapter 11:

(In millions)	2014	2013	2012
Chapter 11 expenses, net of interest income	$11.0	$15.3	$16.6
D&O insurance costs related to Chapter 11	0.1	0.2	0.3
Translation effects—intercompany loans	4.6	(11.9)	(5.6)
Value of currency forward contracts—intercompany loans	(4.5)	10.9	3.7
Certain other currency translation costs, net	0.1	1.9	0.6
Costs related to Chapter 11	$11.3	$16.4	$15.6
The decrease in costs related to Chapter 11 for 2014 compared with 2013 was primarily due to our emergence from bankruptcy in the 2014 first quarter. We expect to continue to incur Chapter 11 expenses in connection with the resolution of pre-petition claims that were unresolved at the time of emergence.
The increase in costs related to Chapter 11 for 2013 compared with 2012 was primarily due to the effects of currency exchange rate changes on the value of intercompany loans and related currency forward contracts and the value of cash balances held in foreign currencies.
Pursuant to ASC 852, interest income earned on U.S. cash balances while in bankruptcy was offset against Chapter 11 expenses. We present the net costs of our reorganization under Chapter 11 as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations.
Interest and Financing Expenses
Interest and financing expenses were $61.5 million for 2014, an increase of 40.4% compared with 2013, primarily due to interest expense and amortization of financing costs related to new debt incurred during 2014, partially offset by the elimination of interest accruals on liabilities subject to compromise following our emergence from bankruptcy. Interest expense was $43.8 million for 2013, a decrease of 5.8% compared with 2012.
Income Taxes
Income tax expense (benefit) for 2014, 2013 and 2012 was $57.0 million, $102.9 million and $(61.6) million, respectively, on income (loss) from consolidated operations before income taxes of $334.3 million, $360.6 million and $(20.6) million in 2014, 2013 and 2012, respectively.
Our 2014 effective tax rate of approximately 17% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $59.6 million of benefits associated with the release of reserves for unrecognized tax benefits, $17.8 million due to lower taxes in non-U.S. jurisdictions, and $5.2 million related to repatriated foreign earnings, partially offset by $8.1 million in charges for discrete state income taxes and $6.0 million related to non-deductible expenses.
Our 2013 effective tax rate of approximately 29% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $24.4 million related to the partial release of the valuation allowance on state deferred tax assets, $16.6 million due to lower taxes in non-U.S. jurisdictions, and $3.7 million related to repatriated foreign earnings, partially offset by $6.8 million related to uncertain tax positions and $9.7 million related to non-deductible expenses.
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
See Note 8 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2014, together with a description of our emergence financing and post-emergence liquidity. For additional information regarding our Chapter 11 cases and asbestos-related litigation, see Note 2 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 11 to the Consolidated Financial Statements.
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
The net proceeds from issuance were used to terminate our obligations under the deferred payment agreement with the PI Trust for $632 million, repay amounts outstanding under our revolving credit facility, and for other general corporate purposes, including share repurchase.
The remaining proceeds from the notes together with the $250 million delayed draw term loan, which we borrowed under on January 30, 2015, provided cash for general corporate purposes and the liquidity to cash settle the warrant issued to the PI Trust at a cost of $490 million on February 3, 2015.
Pursuant to the $500 million share repurchase program authorized by our Board of Directors following emergence, during 2014 we repurchased 4,936,497 shares of Company common stock for $469.5 million. We completed the repurchase of the $30.5 million remaining under the initial authorization on January 15, 2015. The Board of Directors has authorized an additional share repurchase program of up to $500 million.
We believe that the cash we expect to generate during 2015 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, and share repurchase program, and meet our debt obligations.
Cash Resources and Available Credit Facilities
At December 31, 2014, we had available liquidity of $1,219.7 million, consisting of $557.5 million in cash and cash equivalents ($316.5 million in the U.S.), $344.5 million available under the revolving credit facility, $250.0 million available on the delayed draw term loan, and $67.7 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
On January 30, 2015, we borrowed on the $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the PI Trust for a cash payment of $490 million.
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

The following table summarizes our non-U.S. credit facilities as of December 31, 2014:

Credit Facilities (In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Country
Germany	$61.0	$3.7	12/31/2015
Other countries	129.8	64.0	Various through 2015
Total	$190.8	$67.7
Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash (used for) provided by operating activities	$(1,472.1)	$515.9	$453.6
Net cash provided by (used for) investing activities	235.3	(880.7)	(280.3)
Net cash provided by (used for) financing activities	849.9	(8.4)	110.3
Effect of currency exchange rate changes on cash and cash equivalents	(20.4)	1.1	5.0
(Decrease) increase in cash and cash equivalents	(407.3)	(372.1)	288.6
Cash and cash equivalents, beginning of period	964.8	1,336.9	1,048.3
Cash and cash equivalents, end of period	$557.5	$964.8	$1,336.9
Net cash used for operating activities in 2014 was $1,472.1 million, compared with net cash provided by operating activities of $515.9 million in the prior year. The year-over-year change in cash flow was primarily due to the payment of $1,316.5 million to resolve liabilities subject to Chapter 11 and $632.0 million to settle the deferred payment obligation to the PI Trust.
Net cash provided by operating activities in 2013 was $515.9 million compared with $453.6 million in the prior year. Net cash provided by operating activities benefited from improved working capital performance and lower pension contributions. In addition, in 2013 we reported an operating cash flow benefit of $35.4 million from excess tax benefits from stock-based compensation compared with an operating cash flow use of $36.8 million in 2012. This change resulted from our decision to accelerate the use of certain other tax attributes for U.S. federal income tax purposes and to preserve the excess tax benefits from stock-based compensation.
Net cash provided by investing activities in 2014 was $235.3 million compared with a use of cash of $880.7 million in the prior year. Net cash used for investing activities primarily includes the net cash paid for capital expenditures, businesses acquired, and transfers in/out of restricted cash. Our capital expenditures include investments in new capacity, improved productivity, information technology, and maintenance of our manufacturing and office facilities. We expect to fund our capital expenditures from net cash provided by operating activities. We acquired the UNIPOL® polypropylene process licensing and related catalyst business for $510.4 million (including post-closing adjustments) in the 2013 fourth quarter. Net cash used for investing activities in 2013 was $880.7 million compared with $280.3 million in the prior year.
Net cash provided by financing activities in 2014 was $849.9 million compared with a use of cash of $8.4 million in the prior year. The change in cash provided by financing activities is primarily due to new debt issued in 2014 partially offset by payments made to repurchase common stock under our share repurchase program.
Net cash used for financing activities in 2013 was $8.4 million compared with net cash provided by financing activities of $110.3 million in the prior year. The change in cash provided by financing activities is primarily due to the effect of the tax benefits from stock-based compensation and the net repayments under credit facilities.
Included in net cash (used for) provided by operating activities are Chapter 11 emergence payments of $1,348.7 million and payment of the deferred obligation to the PI Trust of $632.0 million for 2014, accelerated defined benefit pension plan contributions of $75.0 million, $50.0 million and $83.4 million, Chapter 11 expenses paid of $31.6 million, $15.0 million and $15.5 million, and expenditures for asbestos-related environmental remediation of $6.8 million, $5.0 million and $7.2 million for 2014, 2013 and 2012, respectively. These cash flows totaled $2,094.1 million, $70.0 million and $106.1 million for 2014, 2013 and 2012, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2014, was $2,015.8 million. All pre-petition debt, including interest thereon, was paid upon emergence from bankruptcy.
Set forth below are our contractual obligations as of December 31, 2014:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt	$2,015.8	$96.8	$56.1	$25.4	$1,837.5
Expected interest payments on debt(1)	626.7	92.9	172.4	169.5	191.9
Operating lease obligations	90.2	23.7	30.9	12.6	23.0
Operating commitments(2)	74.9	40.6	25.1	9.2	—
Capital lease obligations	0.7	0.5	0.2	—	—
Pension funding requirements per ERISA(3)	0.5	—	—	0.5	—
Pension funding requirements for non-U.S. pension plans(4)	70.2	13.5	27.5	29.2	—
Total Contractual Obligations	$2,879.0	$268.0	$312.2	$246.4	$2,052.4
___________________________________________________________________________________________________________________

(1)	Amounts are based on current interest rates as of December 31, 2014, for principal debt outstanding as of December 31, 2014.

(2)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs.

(3)
Based on the U.S. qualified pension plans' status as of December 31, 2014, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been determined.

(4)	Based on the non-U.S. pension plans' status as of December 31, 2014, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
See Note 11 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 9 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $13.8 million, $13.2 million and $12.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

Funded Status of Pension Plans	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
(In millions)	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$245.8	$247.3	$1,388.3	$1,253.9	$393.6	$372.0
Fair value of plan assets	289.9	264.0	1,308.8	1,187.7	—	—
Funded status (PBO basis)	$44.1	$16.7	$(79.5)	$(66.2)	$(393.6)	$(372.0)
Benefits paid	$(12.3)	$(10.0)	$(74.4)	$(77.8)	$(43.5)	$(13.5)
___________________________________________________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $44.1 million as of December 31, 2014, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $79.5 million as of December 31, 2014. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $393.6 million at December 31, 2014, is unfunded. The combined balance of the underfunded and unfunded plans was $473.1 million as of December 31, 2014, and is presented as a liability on the Consolidated Balance Sheets as follows: $15.6 million in "other current liabilities", and $457.5 million included in "underfunded and unfunded defined benefit pension plans."
At the December 31, 2014, measurement date for the U.S. advance-funded plans, the PBO was approximately $1,330 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 3.95% discount rate as of December 31, 2014) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the U.S. advance-funded plans, approximately 83% are retired or former employees or employees of our former businesses, which shortens the duration of the PBO. Assets available to fund the PBO for the U.S. advance-funded plans at December 31, 2014, were approximately $1,263 million, or approximately $67 million less than the measured obligation.
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

Cash Contributions to Defined Benefit Pension Plans (In millions)	2014	2013	2012
U.S. advance-funded plans	$75.0	$50.0	$109.3
U.S. pay-as-you-go plans(1)	6.9	5.6	5.6
Non-U.S. advance-funded plans	9.3	4.8	4.2
Non-U.S. pay-as-you-go plans	8.8	7.9	7.7
Total Cash Contributions	$100.0	$68.3	$126.8
___________________________________________________________________________________________________________________

(1)	Excludes benefit payments of approximately $28 million which were paid from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
Based on the U.S. advance-funded plans' status as of December 31, 2014, there are no minimum required payments under ERISA for 2015.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $18.1 million to these plans in 2014.

Postretirement Benefits Other Than Pensions
We have provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program was $3.7 million in 2014, compared with $4.5 million in 2013. We received Medicare subsidy payments of $0.2 million and $1.4 million in 2014 and 2013, respectively. Our recorded liability for postretirement benefits of $2.4 million at December 31, 2014, is stated at net present value discounted at 4.18%.
In June 2014, we announced plans to discontinue our postretirement medical plan for all U.S. employees effective October 31, 2014, and to eliminate certain postretirement life insurance benefits. As a result of these actions, we recognized a gain of $41.9 million in other comprehensive income in the 2014 second quarter. We amortized $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The $39.5 million gain recognized during the year ended December 31, 2014, is reported as a separate line item in the Consolidated Statement of Operations. The gain attributable to our current businesses is $23.6 million and is included in Adjusted EBIT. The portion attributable to divested businesses is $15.9 million and is excluded from Adjusted EBIT.
Tax Matters
We generated approximately $1,300 million in tax deductions in 2014 relating to emergence from bankruptcy including approximately $670 million for payments made upon emergence and $632 million upon payment of the PI deferred payment obligation in the third quarter. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. federal taxable income in 2014 and future years. In addition, we generated U.S. Federal income tax deductions upon repurchase of the warrant held by the PI Trust in February 2015 for $490 million in cash and expect to generate U.S. federal income tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The expected settlement amounts have already been recorded as deferred tax assets for temporary differences.
See Note 8 to the Consolidated Financial Statements and "Income Taxes" above for additional discussion of our tax accounting matters including tax contingencies.
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
In March 2013, the Venezuelan government launched a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1, which stands for Sistema Complimentario de Administración de Divisas). The SICAD1 operates similarly to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In March 2014, the Venezuelan government launched another foreign exchange mechanism, known as the SICAD2, which operates similarly to the SICAD1. Neither the SICAD1 nor the SICAD2 have changed or eliminated the official exchange rate of the bolivar to the U.S. dollar.
The exchange rates published by the Central Bank of Venezuela at December 31, 2014, for the three legal exchange mechanisms administered by the Venezuelan government were as follows:

(a)	CENCOEX (successor of CADIVI): 6.3 bolivars to 1 U.S. dollar (fixed, official rate);

(b)	SICAD1: 12.0 bolivars to 1 U.S. dollar (variable);

(c)	SICAD2: 50.0 bolivars to 1 U.S. dollar (variable).
As of December 31, 2014, we have exchanged bolivars for $0.1 million through the SICAD1 and have not exchanged bolivars through the SICAD2. Based on current market conditions and the needs of the business, we expect to purchase materials through one or more of these or other alternative exchange mechanisms in the future on a limited basis to support our operations in Venezuela.
In February 2015, Venezuelan officials announced proposed changes to the current foreign exchange mechanisms. Until implementing regulations are announced, we are not able to determine how or when these changes will effect our business or our Consolidated Financial Statements.
Materials Technologies and Construction Products have operated in Venezuela for several decades with sales in that country of approximately 2% and 3%, respectively, of each segment’s sales in 2014. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions. It has become increasingly difficult for us and our customers to operate normally in the country as currency and import controls have impacted our ability to import necessary raw materials for production. If we or our customers are unable to resume normal operations, we may experience further reductions to our sales and earnings.
There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. We continue to use the official exchange rate of 6.3 bolivars to U.S. dollars for remeasurement purposes. As of December 31, 2014, our bolivar-denominated net monetary asset position was $32.4 million, and bolivar-denominated sales represented approximately 2% of total 2014 sales.
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
Contingent Liabilities
We have recorded a liability for the resolution of contingencies related to asbestos property damage, environmental remediation, income taxes and litigation. We record a liability if we have determined that a loss is probable and we are able to reasonably estimate the amount of the loss or have another reasonable basis for recording a liability. We have determined that each of the contingencies discussed below involves an accounting judgment that is material to our Consolidated Financial Statements.

Asbestos Property Damage Lawsuits
We were a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As discussed in Note 2 to the Consolidated Financial Statements, we emerged from Chapter 11 on February 3, 2014.
Under the Joint Plan two asbestos trusts were established and funded under Section 524(g) of the U.S. Bankruptcy Code as follows:
All asbestos-related personal injury claims and demands have been channeled for resolution to the PI Trust. As of February 3, 2015, we have no further financial obligations to the PI Trust. See Note 2 to the Consolidated Financial Statements for further information on the resolution of these obligations.
Following the Effective Date, unresolved non-ZAI PD Claims are to be litigated in the Bankruptcy Court and any future non-ZAI PD Claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the Bankruptcy Court. To the extent such PD claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. We are obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if applicable) and, except for the first six months, the amount of PD Trust expenses for the preceding six months. The aggregate amount to be paid under the PD Obligation is not capped and we may be obligated to make additional payments to the PD account in respect of the PD Obligation. We have accrued for PD Claims that we believe are probable and estimable. We have not accrued for other unresolved or unasserted non-ZAI PD Claims as we do not believe that payment on any such claims is probable.
We are obligated to make a payment of $30 million in cash to the ZAI PD Account on the third anniversary of the Effective Date, and we are obligated to make up to 10 contingent deferred payments of $8 million per year to the ZAI PD Account during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the ZAI PD Account fall below $10 million during the preceding year. The amounts that we will be obligated to pay to the ZAI PD Account under the Joint Plan are capped amounts. We are not obligated to make additional payments to the PD Trust in respect of the ZAI PD Account beyond the payments described above. We have accrued for the $30 million payment due on the third anniversary of the Effective Date but have not accrued for the 10 additional payments since we do not currently believe they are probable.
We generated approximately $1,300 million in U.S. federal tax deductions in 2014 relating to its emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence and $632 million upon payment of the PI deferred payment obligation. The value of the PI Warrant will be treated as a deductible expense for tax purposes in 2015. The deferred payment to the ZAI PD Account is expected to be deductible at the time of payment. See Note 8 to the Consolidated Financial Statements for a discussion of tax deductions generated in connection with emergence from Chapter 11.
Environmental Remediation
We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we outsource all or a portion of the remediation to third parties and at others, we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See disclosure in this Report in Item 1 (Business—Environment, Health and Safety Matters) and in Note 11 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.
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
We operated a vermiculite mine in Libby, Montana, until 1990. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. We are working in cooperation with EPA to investigate the Libby vermiculite mine and the surrounding area. We do not have sufficient information to estimate the cost of any required remediation of the Libby mine. During 2010, EPA began reinvestigating up to 105 facilities where vermiculite concentrate from the Libby mine may have been used, stored or processed. We are cooperating with EPA on this reinvestigation, including remediation at several facilities. It is probable that EPA will request additional remediation at other facilities, but we do not have sufficient information to either identify other sites that might require additional remediation or estimate the costs. We will continue to monitor EPA's reinvestigation of the remaining sites and assess any information received from EPA. A liability will be recorded in the future should Grace determine that an obligation is probable and reasonably estimable.
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
Goodwill
We review our goodwill for impairment on an annual basis at October 31 and whenever events or a change in circumstances indicate that the carrying amount may not be fully recoverable. We test our goodwill for impairment at the reporting unit level, which is one level below an operating segment. Our Catalysts Technologies operating segment has two reporting units for goodwill impairment testing referred to as Refining Technologies and Specialty Catalysts. Our Materials Technologies operating segment has three reporting units for goodwill impairment testing referred to as Engineered Materials, Packaging Products, and Discovery Sciences. Our Construction Products operating segment has two reporting units for goodwill impairment testing referred to as Specialty Construction Chemicals and Specialty Building Materials.
We performed a quantitative analysis as of October 31, 2014, and concluded that the estimated fair value of all of our reporting units substantially exceeded their carrying values.
Pension and Other Postretirement Benefits Expenses and Liabilities
We sponsor defined benefit pension plans for our employees in the United States and a number of other countries, including Canada, the United Kingdom and Germany, and fund government-sponsored programs in other countries where we operate. See Note 9 to the Consolidated Financial Statements for a detailed discussion of our pension plans and other postretirement benefit plans.
In order to estimate our pension and other postretirement benefits expenses and liabilities we evaluate the range of possible assumptions to be used in the calculation of pension and other postretirement benefits expenses and liabilities. We select the assumptions that we believe to be most indicative of factors such as participant demographics, past experiences and market indices, and provide the assumptions to independent actuaries. These assumptions are updated annually and primarily include factors such as discount rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase. The independent actuaries review our assumptions for reasonableness, and use the assumptions to calculate our estimated liability and future pension expense. We review the actuarial reports for reasonableness and adjust our expenses, assets and liabilities to reflect the amounts calculated in the actuarial reports.
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
We selected the expected return on plan assets for the U.S. qualified pension plans for 2014 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The following table reflects the sensitivity of 2015 pre-tax expense (excluding the effects of the annual mark-to-market adjustment) and our year-end projected benefit obligation, or PBO, to a change in the discount rate and expected rate of return on plan assets assumptions for the U.S. pension plans:

Change in Assumption (In millions)	Effect on 2015 Pre-Tax Pension Expense	Effect on December 31, 2014 PBO
25 basis point decrease in discount rate	$(1)	$45
25 basis point increase in discount rate	1	(42)
25 basis point decrease in expected return on plan assets	3	—
25 basis point increase in expected return on plan assets	(3)	—
Income Taxes
We are a global enterprise with operations in more than 40 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. See Note 8 to the Consolidated Financial Statements for additional details regarding our estimates used in accounting for income tax matters including income tax contingencies.
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
We record a liability for income tax contingencies when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law. We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation, and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction, senior management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented as appropriate.

Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided for such deferred tax assets. As of December 31, 2014, we have recorded a valuation allowance of $12.5 million on net deferred tax assets of $839.1 million, of which $5.9 million is related to U.S. state NOLs, $2.4 million to U.S. federal credits, and $4.2 million to foreign NOLs. The balance of net deferred tax assets, net of valuation allowance, is $826.6 million.
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at December 31, 2014, of $826.6 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset(2)
United States—Federal(1)	$740.6	$(2.4)	$738.2
United States—States(1)	51.1	(5.9)	45.2
Germany	40.8	—	40.8
Other Foreign	6.6	(4.2)	2.4
Total	$839.1	$(12.5)	$826.6
___________________________________________________________________________________________________________________

(1)
The U.S. Federal deductions generated during 2014 relating to emergence of $670 million and settlement of the PI deferred payment obligation of $632 million, plus the $490 million warrant repurchase on February 3, 2015, and the $30 million ZAI PD deferred payment obligation, account for a significant portion of the U.S. federal and state deferred tax assets.

(2)
The noncurrent deferred tax asset of $612.0 million reflected in the December 31, 2014, Consolidated Balance Sheet is net of $5.7 million of income tax contingencies related to these deferred tax assets.

We will need to generate approximately $2,100 million of U.S. federal taxable income by 2035 (or approximately $105 million per year during the carryforward period) to fully realize the U.S. federal and a majority of the U.S. state net deferred tax assets.
The following table summarizes expiration dates in jurisdictions where we have, or will have, material tax loss carryforwards:

Expiration Dates
United States—Federal	2034 - 2035
United States—States	2014 - 2035
Brazil	Unlimited Carryforward
In evaluating our ability to realize our deferred tax assets, we consider all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the extended period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to us for tax reporting purposes in the related jurisdiction. In estimating future taxable income, we develop assumptions, including the amount of future federal, state and international pretax operating income that we can reasonably expect to generate, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
U.S. federal deferred tax assets associated with certain credit carryforwards have expiration dates through 2018 and are projected to expire before they can be utilized. We have recorded a valuation allowance of $2.4 million on these credits. We concluded that a valuation allowance is not required with respect to the remaining U.S. federal deferred tax assets of $738.2 million because we believe we will have sufficient U.S. taxable income to realize all future available tax deductions and remaining credits prior to their expiration.
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
In the 2013 fourth quarter we determined that it is more likely than not that, with the exception of certain state NOLs that were generated in prior years, future taxable income will be sufficient to enable us to utilize our net state deferred tax assets. Accordingly, we recorded a $24.4 million release in our valuation allowance on our state deferred tax assets. The valuation allowance was also reduced by, to a lesser extent, the utilization and expiration of state net operating losses in the current year and the reduction of net operating losses resulting from prior year adjustments to taxable income. There are certain states where a portion of the NOLs generated in prior years will not be utilized prior to their expiration and for which a valuation allowance in aggregate of $5.9 million remains in place.
The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. We believe it is more likely than not that the net deferred tax assets as of December 31, 2014, will be realized. If we were to determine that we would not be able to realize a portion of our net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

W. R. GRACE & CO. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2014

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.6	$2.5	$(4.9)	$0.5	$5.7
Valuation allowance for deferred tax assets(2)	18.3	1.2	(7.0)	—	12.5
Reserves:
Reserves for asbestos-related litigation	2,092.4	—	(2,092.4)	—	—
Reserves for environmental remediation	134.5	14.7	(87.5)	—	61.7
Reserves for retained obligations of divested businesses	35.0	—	(21.5)	—	13.5

For the Year Ended December 31, 2013

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.9	$2.2	$(1.6)	$0.1	$7.6
Valuation allowance for deferred tax assets(3)	40.8	4.4	(24.4)	(2.5)	18.3
Reserves:
Reserves for asbestos-related litigation	2,065.0	27.4	—	—	2,092.4
Reserves for environmental remediation	140.5	8.0	(14.0)	—	134.5
Reserves for retained obligations of divested businesses	34.2	0.8	—	—	35.0

For the Year Ended December 31, 2012

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$9.8	$1.9	$(4.8)	$—	$6.9
Valuation allowance for deferred tax assets(4)	100.8	—	(60.0)	—	40.8
Reserves:
Reserves for asbestos-related litigation	1,700.0	365.0	—	—	2,065.0
Reserves for environmental remediation	149.9	3.6	(13.0)	—	140.5
Reserves for retained obligations of divested businesses	33.7	0.7	(0.2)	—	34.2
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

(2)
The valuation allowance decreased $5.8 million from December 31, 2013, to December 31, 2014. The decrease was primarily due to a reduction in the valuation allowance on state NOL carryforwards, partially offset by an increase in the valuation allowance on NOLs in certain foreign jurisdictions.

(3)
In the 2013 fourth quarter, Grace determined that it is more likely than not that its deductions generated at emergence will be used before their expiration. Grace recorded a $24.4 million release of its valuation allowance on its state deferred tax assets. Further decreases resulted from the utilization and expiration of state NOLs and the reduction of NOLs resulting from prior-year adjustments to taxable income. These decreases were partially offset by the recording of valuation allowances on deferred tax assets associated with certain U.S. federal foreign tax credits.

(4)
The reduction in the valuation allowance during 2012 related in part to a $44.0 million release of the valuation allowance as Grace determined that it is more likely than not that a substantial portion of its state net operating losses will be used before their expiration; the remainder related to the utilization and expiration of state NOLs in the current year and the reduction of NOLs resulting from prior-year adjustments made to income by the Internal Revenue Service.

EXHIBIT 12
W. R. GRACE & CO. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS(1)(2)
(In millions, except ratios)
(Unaudited)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income attributable to W. R. Grace & Co. shareholders	$276.3	$256.1	$40.0	$219.7	$193.8
Provision for (benefit from) income taxes	57.0	102.9	(61.6)	87.9	26.2
Equity in earnings of unconsolidated affiliate	(19.7)	(22.9)	(18.5)	(15.2)	(17.8)
Distributed income of earnings of unconsolidated affiliate	11.2	2.8	6.3	10.9	0.5
Interest expense and related financing costs, including amortization of capitalized interest, less interest capitalized	127.4	43.9	46.8	43.6	41.7
Estimated amount of rental expense deemed to represent the interest factor	9.4	8.8	7.5	6.9	6.9
Income as adjusted	$461.6	$391.6	$20.5	$353.8	$251.3
Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$128.7	$45.0	$46.9	$43.6	$41.3
Estimated amount of rental expense deemed to represent the interest factor	9.4	8.8	7.5	6.9	6.9
Fixed charges	138.1	53.8	54.4	50.5	48.2
Combined fixed charges and preferred stock dividends	$138.1	$53.8	$54.4	$50.5	$48.2
Ratio of earnings to fixed charges	3.34	7.28	—	7.01	5.21
Ratio of earnings to fixed charges and preferred stock dividends	3.34	7.28	—	7.01	5.21
___________________________________________________________________________________________________________________

(1)	Grace did not have preferred stock from 2010 through 2014.

(2)	The 2012 ratio of earnings to fixed charges is below a one-to-one ratio. An additional $33.9 million in earnings would be needed to attain a one-to-one ratio.

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

Date: February 25, 2015

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

Date: February 25, 2015

/s/ HUDSON LA FORCE III
Hudson La Force III Senior Vice President and Chief Financial Officer

EXHIBIT 32
CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned certifies that (1) this Annual Report of W. R. Grace & Co. (the "Company") on Form 10-K for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. E. FESTA
Chief Executive Officer

/s/ HUDSON LA FORCE III
Senior Vice President and Chief Financial Officer
Date: 2/25/2015
        A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.