Form 10-Q
period 2015-03-31
W R GRACE & CO
filed 2015-05-07
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.01 par value per share	72,765,831 shares

_______________________________________________________________________________
Unless the context otherwise indicates, in this Report the terms "Grace," "we," "us," "our" or "the Company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this Report are trademarks, service marks, or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 7, 2015

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2015	2014
Net sales	$720.6	$744.5
Cost of goods sold	462.3	475.3
Gross profit	258.3	269.2
Selling, general and administrative expenses	137.2	136.8
Research and development expenses	17.9	20.5
Interest expense and related financing costs	24.8	11.2
Interest accretion on deferred payment obligations	0.2	8.2
Chapter 11 expenses, net	1.6	6.1
Equity in earnings of unconsolidated affiliate	(6.2)	(3.7)
Other expense, net	1.3	10.0
Total costs and expenses	176.8	189.1
Income before income taxes	81.5	80.1
Provision for income taxes	(28.7)	(29.8)
Net income	52.8	50.3
Less: Net income attributable to noncontrolling interests	(0.1)	(0.2)
Net income attributable to W. R. Grace & Co. shareholders	$52.7	$50.1
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.72	$0.65
Weighted average number of basic shares	72.8	77.0
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.72	$0.64
Weighted average number of diluted shares	73.5	78.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net income	$52.8	$50.3
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.4)	(0.1)
Currency translation adjustments	(10.8)	(2.1)
Gain (loss) from hedging activities, net of income taxes	(1.9)	0.7
Gain on securities available for sale, net of income taxes	—	0.1
Total other comprehensive income attributable to noncontrolling interests	0.1	0.1
Total other comprehensive loss	(13.0)	(1.3)
Comprehensive income	39.8	49.0
Less: comprehensive income attributable to noncontrolling interests	(0.2)	(0.3)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$39.6	$48.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
OPERATING ACTIVITIES
Net income	$52.8	$50.3
Reconciliation to net cash used for operating activities:
Depreciation and amortization	33.5	34.0
Equity in earnings of unconsolidated affiliate	(6.2)	(3.7)
Chapter 11 expenses, net	1.6	6.1
Asbestos and bankruptcy related charges, net	(8.7)	8.8
Cash paid for Chapter 11 and asbestos	(491.4)	(1,323.9)
Provision for income taxes	28.7	29.8
Cash paid for income taxes, net of refunds	(9.0)	(16.1)
Cash paid for interest on credit arrangements	(16.8)	(1.6)
Defined benefit pension expense	11.2	3.5
Cash paid under defined benefit pension arrangements	(4.6)	(8.8)
Cash paid for restructuring	(3.7)	(1.9)
Cash paid for repositioning	(3.1)	—
Cash paid for environmental remediation	(4.2)	(1.8)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	11.3	(21.1)
Inventories	(2.5)	(30.2)
Accounts payable	19.2	13.5
All other items, net	18.3	9.8
Net cash used for operating activities	(373.6)	(1,253.3)
INVESTING ACTIVITIES
Capital expenditures	(40.7)	(40.1)
Transfer from restricted cash and cash equivalents	—	395.4
Other investing activities	0.1	(2.6)
Net cash (used for) provided by investing activities	(40.6)	352.7
FINANCING ACTIVITIES
Borrowings under credit arrangements	265.0	979.2
Repayments under credit arrangements	(24.1)	(543.2)
Cash paid for debt financing costs	(0.4)	(23.7)
Proceeds from exercise of stock options	13.7	7.7
Cash paid for repurchases of common stock	(55.6)	(60.5)
Other financing activities	0.2	1.3
Net cash provided by financing activities	198.8	360.8
Effect of currency exchange rate changes on cash and cash equivalents	(15.3)	(2.1)
Decrease in cash and cash equivalents	(230.7)	(541.9)
Cash and cash equivalents, beginning of period	557.5	964.8
Cash and cash equivalents, end of period	$326.8	$422.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$326.8	$557.5
Trade accounts receivable, less allowance of $6.1 (2014—$5.8)	447.9	481.1
Inventories	325.1	332.8
Deferred income taxes	143.7	235.4
Other current assets	95.3	84.1
Total Current Assets	1,338.8	1,690.9
Properties and equipment, net of accumulated depreciation and amortization of $1,770.1 (2014—$1,818.4)	813.1	833.5
Goodwill	443.2	452.9
Technology and other intangible assets, net	278.3	288.0
Deferred income taxes	682.7	612.0
Overfunded defined benefit pension plans	43.1	44.1
Investment in unconsolidated affiliate	106.6	113.1
Other assets	62.3	60.7
Total Assets	$3,768.1	$4,095.2
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$88.8	$96.8
Accounts payable	258.2	255.3
PI warrant liability	—	490.0
Other current liabilities	315.9	340.0
Total Current Liabilities	662.9	1,182.1
Debt payable after one year	2,143.8	1,919.0
Deferred income taxes	17.8	19.3
Income tax contingencies	23.1	24.0
Underfunded and unfunded defined benefit pension plans	428.9	457.5
Other liabilities	123.4	124.3
Total Liabilities	3,399.9	3,726.2
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,766,606 (2014—72,922,565)	0.7	0.7
Paid-in capital	498.5	526.1
Retained earnings	344.8	292.1
Treasury stock, at cost: shares: 4,680,641 (2014—4,524,688)	(442.2)	(429.2)
Accumulated other comprehensive income	(36.9)	(23.8)
Total W. R. Grace & Co. Shareholders' Equity	364.9	365.9
Noncontrolling interests	3.3	3.1
Total Equity	368.2	369.0
Total Liabilities and Equity	$3,768.1	$4,095.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2
Net income	—	50.1	—	—	0.2	50.3
Repurchase of common stock	—	—	(60.5)	—	—	(60.5)
Stock based compensation	2.8	—	—	—	—	2.8
Exercise of stock options	7.7	—	—	—	—	7.7
Shares issued	1.2	—	—	—	—	1.2
Other comprehensive income (loss)	—	—	—	(1.4)	0.1	(1.3)
Balance, March 31, 2014	$545.9	$65.9	$(60.5)	$9.2	$10.9	$571.4
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income	—	52.7	—	—	0.1	52.8
Repurchase of common stock	—	—	(55.6)	—	—	(55.6)
Stock based compensation	1.3	—	—	—	—	1.3
Exercise of stock options	(28.9)	—	42.6	—	—	13.7
Other comprehensive income (loss)	—	—	—	(13.1)	0.1	(13.0)
Balance, March 31, 2015	$499.2	$344.8	$(442.2)	$(36.9)	$3.3	$368.2

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
On February 5, 2015, Grace announced that the Board of Directors had approved a plan to separate Grace into two independent, publicly traded companies. The two companies, to be named prior to closing, will be "New Grace," consisting of the Catalysts Technologies and Materials Technologies business segments (excluding the packaging products product group), and “New GCP,” consisting of the Construction Products business segment and the packaging products product group. Grace intends that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes and expects the transaction to be completed in the 2016 first quarter.
Chapter 11 Proceedings    On April 2, 2001, Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in order to resolve outstanding asbestos personal injury and property damage claims, including class-action lawsuits alleging damages from Zonolite® Attic Insulation ("ZAI"), a former Grace attic insulation product. In 2008, Grace and other parties filed a joint plan of reorganization with the Bankruptcy Court (as subsequently amended, the "Joint Plan"). Following the confirmation of the Joint Plan in 2011 by the Bankruptcy Court and in 2012 by a U.S. District Court, and the resolution of all appeals, Grace emerged from bankruptcy on February 3, 2014.
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2014 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2015, are not necessarily indicative of the results of operations for the year ending December 31, 2015.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•	Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 5);

•	Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 6); and

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as litigation (see Note 8), income taxes (see Note 5), and environmental remediation (see Note 8).

Licensing Revenue Recognition Certain customer arrangements, constituting less than 2% of our annual revenues, include licenses of technology combined with other deliverables. Generally, the licenses are non-exclusive, perpetual licenses that permit the licensee to use Grace proprietary technology to design, build, and maintain a polypropylene manufacturing plant, and to make and sell products from the plant. In these multiple-element arrangements, Grace typically bundles the license, the basic process design package, and training and consulting-type services into one fixed price contract. The fixed price contract revenue is accounted for as one unit of accounting and is recognized on a straight-line basis over the period of performance of the contract, which typically ranges from three to five years, except for contingent revenue associated with a final performance guarantee. Revenue associated with the performance guarantee is recognized when customer acceptance is obtained, which is typically at the time that the licensee’s plant is operational. Elements in the fixed price contract are not accounted for as separate units of accounting because they do not have standalone value. Each of the deliverables are necessary components to the successful construction and future operation of the manufacturing plants, and the elements have interdependencies such that there is minimal value in each deliverable without the other bundled elements. Other services and optional software that are sold in connection with license arrangements qualify as separate units of accounting, with revenue recognized when services are rendered and in the case of process control software, when installed and functional. Additional services that are not part of the fixed price contract are billed on a variable basis. The selling prices of the significant deliverables described above are based on Grace’s best estimate of selling price, determined using historical business information.
Reclassifications    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Effect of New Accounting Standards    In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update is intended to change the requirements for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s ("IASB") reporting requirements for discontinued operations. The new requirements are effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this standard in the first quarter and it did not have a material effect on the Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's treatment of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new requirements are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. Grace is currently evaluating its effect on the Consolidated Financial Statements and the timing of adoption.

Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2015, and December 31, 2014:

(In millions)	March 31, 2015	December 31, 2014
Raw materials	$84.6	$78.8
In process	47.1	47.2
Finished products	166.4	177.7
Other	27.0	29.1
	$325.1	$332.8
3. Debt
Components of Debt

(In millions)	March 31, 2015	December 31, 2014
U.S. dollar term loan, net of unamortized discount of $2.0 at March 31, 2015, and $2.1 at December 31, 2014(1)	$940.4	$692.6
5.125% senior notes due 2021	700.0	700.0
5.625% senior notes due 2024	300.0	300.0
Euro term loan, net of unamortized discount of $0.4 at March 31, 2015, and $0.4 at December 31, 2014(2)	160.8	181.2
Debt payable—unconsolidated affiliate	31.2	31.5
Deferred payment obligation	28.4	28.2
Other borrowings(3)	71.8	82.3
Total debt	2,232.6	2,015.8
Less debt payable within one year	88.8	96.8
Debt payable after one year	$2,143.8	$1,919.0
Weighted average interest rates on total debt	4.1%	4.3%
___________________________________________________________________________________________________________________

(1)	Interest at LIBOR +200 bps with a 75 bps LIBOR floor at March 31, 2015, and LIBOR +225 bps with a 75 bps LIBOR floor at December 31, 2014

(2)	Interest at EURIBOR +225 bps with a 75 bps EURIBOR floor at March 31, 2015, and EURIBOR +250 bps with a 75 bps EURIBOR floor at December 31, 2014

(3)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at March 31, 2015, were as follows:

(In millions)
2015	$87.3
2016	16.8
2017	44.3
2018	15.5
2019	14.8
Thereafter	2,053.9
Total debt	$2,232.6

Notes to Consolidated Financial Statements (Continued)

3. Debt (continued)

On January 30, 2015, Grace borrowed on its $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the PI Trust for $490 million. (See Note 8 for Chapter 11 information.)
Grace has reviewed the impact of the planned separation of Grace into "New Grace" and "New GCP" on the credit agreement entered into upon emergence from bankruptcy (the "Credit Agreement"). Grace anticipates that the Credit Agreement will remain with "New Grace" but at the time of the separation will require an amendment to permit the separation. Grace intends to seek such amendment as well as repay a substantial amount of the borrowings under the Credit Agreement in connection with the separation. If an amendment is not granted, Grace will be required to repay all term loan and revolver debt and enter into a new borrowing facility.
Grace has reviewed the senior notes for the impact of the separation of Grace into "New Grace" and "New GCP." The senior notes will remain with "New Grace" and Grace does not believe that the separation will have any impact on payment or other terms.
4. Fair Value Measurements and Risk
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments
Debt payable is recorded at carrying value as discussed in Note 3. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions.
At March 31, 2015, the carrying amounts and fair values of Grace's debt were as follows:

	March 31, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. dollar term loan(1)	$940.4	$943.6	$692.6	$691.3
5.125% senior notes due 2021	700.0	733.3	700.0	720.9
5.625% senior notes due 2024	300.0	321.0	300.0	312.0
Euro term loan(1)	160.8	161.4	181.2	181.4
Other borrowings	131.4	131.4	142.0	142.0
Total debt	$2,232.6	$2,290.7	$2,015.8	$2,047.6
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized discounts of $2.0 million and $0.4 million as of March 31, 2015, and $2.1 million and $0.4 million as of December 31, 2014, related to the U.S. dollar term loan and euro term loan, respectively.

At March 31, 2015, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Commodity Derivatives
From time to time, Grace enters into commodity derivatives such as fixed-rate swaps or options with financial institutions to mitigate the risk of volatility of prices of natural gas or other commodities. Under fixed-rate

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

swaps, Grace locks in a fixed rate with a financial institution for future purchases, purchases its commodity from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby "swapping" a variable rate for a fixed rate.
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2015, the contract volume, or notional amount, of the commodity contracts was 3.7 million MMBtu (million British thermal units) with a total contract value of $12.9 million.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open option contracts hedge forecasted transactions until June 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying purchases affect income. At March 31, 2015, the contract volume, or notional amount, of the commodity option contracts was 0.2 million MMBtu and the natural gas futures trading price of option contracts was less than the strike price.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until February 2016. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2015, the contract volume, or notional amount, of the commodity contracts was 1.4 million pounds with a total contract value of $1.2 million.
Currency Derivatives
Because Grace operates in over 40 countries and does business in more than 50 currencies, results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time Grace will use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective.
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
Debt and Interest Rate Swap Agreements
Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in "accumulated other comprehensive income" and reclassified into "interest expense and related financing costs" during the hedged interest period.
In connection with its emergence financing, Grace entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing the LIBOR component of the interest on $250 million of Grace's

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

term debt at a rate of 2.393%. The valuation of this interest rate swap is determined using both a market approach and an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves.
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014:

	Fair Value Measurements at March 31, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$9.8	$—	$9.8	$—
Total Assets	$9.8	$—	$9.8	$—
Liabilities
Currency derivatives	$0.4	$—	$0.4	$—
Interest rate derivatives	9.0	—	9.0	—
Commodity derivatives	2.7	—	2.7	—
Total Liabilities	$12.1	$—	$12.1	$—

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.3	$—	$3.3	$—
Total Assets	$3.3	$—	$3.3	$—
Liabilities
Currency derivatives	$0.1	$—	$0.1	$—
Interest rate derivatives	5.5	—	5.5	—
Commodity derivatives	2.6	—	2.6	—
Total Liabilities	$8.2	$—	$8.2	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014:

March 31, 2015 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$2.7
Currency contracts	Other current assets	6.5	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	3.9
Currency contracts	Other assets	3.1	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	5.1
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.2	Other current liabilities	0.4
Total derivatives		$9.8		$12.1

December 31, 2014 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$2.6
Currency contracts	Other current assets	0.8	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Currency contracts	Other assets	0.9	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.6	Other current liabilities	0.1
Total derivatives		$3.3		$8.2

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.5)	Interest expense	$(0.6)
Currency contracts	6.4	Other expense	6.5
Currency contracts	0.1	Cost of goods sold	—
Commodity contracts	(1.0)	Cost of goods sold	(1.0)
Total derivatives	$2.0		$4.9

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.5)

Three Months Ended March 31, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.0	Interest expense	$—
Currency contracts	0.5	Other expense	0.5
Commodity contracts	0.4	Cost of goods sold	0.3
Total derivatives	$1.9		$0.8

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$4.5
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. During 2014, Grace designated its €148.5 million term loan principal as a hedging instrument of its net investment in European subsidiaries.
The following table presents the location and amount of gains and losses on nonderivative instruments designated as net investment hedges as of March 31, 2015; there were no net investment hedges as of March

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

31, 2014. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the period presented in the table below.

Three Months Ended March 31, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$20.0	Not applicable	$—
Total nonderivatives	$20.0		$—
Credit Risk
Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining and construction industries represent the greatest exposure. Grace's credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable, but may require a bank letter of credit in certain instances, particularly when selling to customers in cash-restricted countries.
Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by counterparties to its derivatives. Grace's derivative contracts are with internationally recognized commercial financial institutions.
5. Income Taxes
The annualized effective tax rate on 2015 forecasted income is estimated to be 35.0% as of March 31, 2015, compared with 17.1% for the year ended December 31, 2014. The increase in the rate compared with the prior year primarily relates to a 2014 benefit for the release of reserves related to uncertain tax positions.
Grace generated approximately $1,300 million in U.S. federal tax deductions in 2014 relating to its emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence and $632 million upon payment of the PI deferred payment obligation, as well as $490 million in U.S. federal tax deductions in February 2015 upon repurchase of the warrant held by the PI Trust. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. federal taxable income in 2015 and future years. Grace also expects to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The present value of the expected settlement amount has already been recorded as a deferred tax asset for temporary differences. Grace expects to carryforward U.S. federal NOLs generated during 2014 and 2015. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. (See Note 8 for Chapter 11 information.)

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at March 31, 2015, of $807.0 million:

	Deferred Tax Asset (Net of Liabilities)(2)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal(1)	$717.1	$(2.4)	$714.7
United States—States(1)	61.4	(5.9)	55.5
Germany	35.5	—	35.5
Other Foreign	5.5	(4.2)	1.3
Total	$819.5	$(12.5)	$807.0
___________________________________________________________________________________________________________________

(1)
The U.S. federal deductions generated during 2014 relating to emergence of $670 million and settlement of the PI deferred payment obligation of $632 million, and the $490 million warrant repurchase on February 3, 2015, plus the $30 million ZAI PD deferred payment obligation, account for a significant portion of the U.S. federal and state deferred tax assets.

(2)	Deferred tax assets are net of $5.7 million of income tax contingencies related to these deferred tax assets.
Grace will need to generate approximately $2,000 million of U.S. federal taxable income by 2035 (or approximately $100 million per year during the carryforward period) to fully realize the U.S. federal and a majority of the U.S. state net deferred tax assets.
The following table summarizes expiration dates in jurisdictions where we have, or will have, material tax loss carryforwards:

Expiration Dates
United States—Federal	2034 - 2035
United States—States	2015 - 2035
Brazil	Unlimited Carryforward
In evaluating Grace's ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace relies upon assumptions and estimates about future activities, including the amount of future federal, state and international pretax operating income that Grace will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized.
Grace believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by approximately $3 million.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	March 31, 2015	December 31, 2014
Overfunded defined benefit pension plans	$43.1	$44.1
Underfunded defined benefit pension plans	(79.7)	(79.5)
Unfunded defined benefit pension plans	(349.2)	(378.0)
Total underfunded and unfunded defined benefit pension plans	(428.9)	(457.5)
Pension liabilities included in other current liabilities	(14.8)	(15.6)
Net funded status	$(400.6)	$(429.0)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $43.1 million as of March 31, 2015, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $443.7 million as of March 31, 2015.
Postretirement Benefits Other Than Pensions    Grace has provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provided various levels of benefits to employees hired before 1993 who retired from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders' Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
In June 2014, Grace announced that it would discontinue its postretirement medical plan for all U.S. employees effective October 31, 2014, and eliminate certain postretirement life insurance benefits. As a result of these actions, Grace recognized a gain of $41.9 million in other comprehensive income in the 2014 second quarter. Grace amortized $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31,
	2015			2014
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$6.4	$3.0	$—	$5.9	$2.7	$—
Interest cost	13.8	4.2	0.1	15.2	5.7	0.6
Expected return on plan assets	(17.6)	(3.4)	—	(17.5)	(3.9)	—
Amortization of prior service cost (credit)	0.1	—	(1.0)	0.2	—	(0.1)
Amortization of net deferred actuarial loss (gain)	—	—	0.2	—	—	(0.2)
Mark-to-market adjustment	—	—	—	(3.1)	—	—
Net periodic benefit cost (income)	$2.7	$3.8	$(0.7)	$0.7	$4.5	$0.3

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three months ended March 31, 2015, were $4.1 million compared with $3.3 million for the prior-year quarter.
7. Other Balance Sheet Accounts

(In millions)	March 31, 2015	December 31, 2014
Other Current Liabilities
Accrued compensation	$67.7	$77.0
Income tax payable	34.8	34.1
Accrued interest	25.5	21.0
Customer volume rebates	24.9	37.8
Deferred revenue	19.3	19.4
Pension liabilities	14.8	15.6
Environmental contingencies	14.0	21.5
Deferred tax liability	1.6	1.5
Other accrued liabilities	113.3	112.1
	$315.9	$340.0
Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.
8. Commitments and Contingent Liabilities
Asbestos-Related Liabilities    Grace emerged from an asbestos-related Chapter 11 bankruptcy on February 3, 2014 (the “Effective Date”). Under its plan of reorganization, all pending and future asbestos-related claims are channeled for resolution to either a personal injury trust (the “PI Trust”) or a property damage trust (the “PD Trust”). The trusts are the sole recourse for holders of asbestos-related claims. The channeling injunctions issued by the bankruptcy court prohibit holders of asbestos-related claims from asserting such claims directly against Grace.
Following the repurchase of the warrant issued to the PI Trust in connection with emergence from bankruptcy, Grace has satisfied all of its financial obligations to the PI Trust.
Grace has fixed and contingent obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date. Grace is obligated to make a payment of $30 million to the PD Trust in respect of ZAI PD Claims on February 3, 2017, and has recorded a liability of $28.4 million representing the present value of this amount in "debt payable after one year" in the accompanying Consolidated Balance

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Sheets. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments since Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
With respect to other asbestos property damage claims ("Other PD Claims"), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable. As of March 31, 2015, Grace has accrued $0.4 million since the Effective Date related to two Other PD Claims that were filed in the bankruptcy but were not resolved until after the Effective Date.
All payments to the PD Trust required after the Effective Date are secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the PD Trust in the event of default, subject to customary anti-dilution provisions.
This summary of the commitments and contingencies related to the Chapter 11 proceeding does not purport to be complete and is qualified in its entirety by reference to the plan of reorganization and the exhibits and documents related thereto, which have been filed with the SEC.
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
Estimated Investigation and Remediation Costs
At March 31, 2015, Grace's estimated liability for environmental investigation and remediation costs totaled $54.2 million, compared with $61.7 million at December 31, 2014, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts. Net cash paid against previously established reserves for the three months ended March 31, 2015 and 2014, were $4.2 million and $1.8 million, respectively.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos. The U.S. Environmental Protection Agency (the "EPA") and Grace are engaged in a remedial investigation of the Libby mine and the surrounding area.
During 2010, the EPA began reinvestigating certain facilities on a list of 105 facilities where vermiculite concentrate from the Libby mine may have been used, stored or processed. Grace is cooperating with the EPA on this reinvestigation and has remediated several of these facilities. It is probable that the EPA will request additional remediation at other facilities.
Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby at March 31, 2015, and December 31, 2014, was $13.4 million and $19.4 million, respectively, excluding interest where applicable. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At March 31, 2015, and December 31, 2014, Grace's estimated liability for response costs at sites not related to its former vermiculite mining and processing activities was $40.8 million and $42.3 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At March 31, 2015, Grace had gross financial assurances issued and outstanding of $134.4 million, composed of $34.2 million of surety bonds issued by various insurance companies and $100.2 million of standby letters of credit and other financial assurances issued by various banks.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.
9. Restructuring Expenses
In the first quarter, Grace incurred costs from restructuring actions as a result of changes in the business environment and its business structure, which are included in "other expense, net" in the Consolidated Statements of Operations. Grace incurred $9.5 million ($2.6 million in Catalysts Technologies, $2.3 million in Construction Products, $0.6 million in Materials Technologies, and $4.0 million in Corporate) of restructuring expenses during the first quarter, compared with $0.7 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2015.

Restructuring Expenses (In millions)	Three Months Ended March 31,
	2015	2014
Restructuring expenses	$9.5	$0.7
Total restructuring expenses	$9.5	$0.7

Restructuring Liability (In millions)	Total
Balance, December 31, 2014	$4.5
Accruals for severance and other costs	9.5
Payments	(3.7)
Currency translation adjustments and other	0.1
Balance, March 31, 2015	$10.4

Notes to Consolidated Financial Statements (Continued)

10. Other Expense, net

Components of other expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Restructuring expenses	$9.5	$0.7
Asbestos and bankruptcy-related charges, net	(8.7)	8.8
Repositioning expenses	6.9	—
Provision for environmental remediation, net	(3.3)	1.2
Currency transaction effects	(2.8)	0.3
Net loss on sales of investments and disposals of assets	0.4	0.7
Interest income	(0.1)	(0.5)
Other miscellaneous income	(0.6)	(1.2)
Total other expense, net	$1.3	$10.0
In the first quarter, Grace finalized its accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of bankruptcy liabilities.
11. Other Comprehensive Loss
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive loss for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.9)	$0.4	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(0.7)	0.3	(0.4)
Currency translation adjustments	(10.8)	—	(10.8)
Loss from hedging activities	(2.9)	1.0	(1.9)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(14.4)	$1.3	$(13.1)

Three Months Ended March 31, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.1	$—	$0.1
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.2)	—	(0.2)
Benefit plans, net	(0.1)	—	(0.1)
Currency translation adjustments	(2.1)	—	(2.1)
Gain from hedging activities	1.1	(0.4)	0.7
Gain on securities available for sale	0.1	—	0.1
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(1.0)	$(0.4)	$(1.4)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Loss (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive income (loss) before reclassifications	—	(10.8)	2.3	(8.5)
Amounts reclassified from accumulated other comprehensive income	(0.4)	—	(4.2)	(4.6)
Net current-period other comprehensive loss	(0.4)	(10.8)	(1.9)	(13.1)
Ending balance	$3.6	$(33.6)	$(6.9)	$(36.9)

Three Months Ended March 31, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	—	(2.1)	1.2	—	0.1	(0.8)
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	(0.5)	—	—	(0.6)
Net current-period other comprehensive income (loss)	(0.1)	(2.1)	0.7	—	0.1	(1.4)
Ending balance	$6.5	$3.1	$0.2	$(0.8)	$0.2	$9.2
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
See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans and other postretirement benefit plans.

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2015	2014
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$52.7	$50.1
Denominators
Weighted average common shares—basic calculation	72.8	77.0
Dilutive effect of employee stock options	0.7	1.1
Weighted average common shares—diluted calculation	73.5	78.1
Basic earnings per share	$0.72	$0.65
Diluted earnings per share	$0.72	$0.64
There were approximately 0.2 million anti-dilutive options outstanding for the three months ended March 31, 2015.
On February 4, 2014, Grace announced that the Grace Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. Grace completed this initial share repurchase program on January 15, 2015. On February 5, 2015, Grace announced that its Board of Directors has authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace's shares, the strategic deployment of capital, and general market and economic conditions. During the three months ended March 31, 2015, Grace repurchased 581,204 shares of Company common stock for $55.6 million pursuant to the terms of its share repurchase programs.
13. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace manages its business through three operating segments: Grace Catalysts Technologies, Grace Materials Technologies, and Grace Construction Products. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 14. Grace Materials Technologies includes packaging products and engineered materials, coatings and sealants used in consumer, industrial, and pharmaceutical applications. Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction. Intersegment sales are eliminated in consolidation. The table below presents information related to Grace's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its operating segment performance as defined benefit pension expense is not managed at an operating segment level.
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense; income taxes; costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2015	2014
Net Sales
Catalysts Technologies	$281.0	$284.5
Materials Technologies	200.3	219.8
Construction Products	239.3	240.2
Total	$720.6	$744.5
Adjusted EBIT
Catalysts Technologies segment operating income	$73.7	$71.2
Materials Technologies segment operating income	41.0	45.5
Construction Products segment operating income	29.4	25.4
Corporate costs	(20.6)	(22.5)
Certain pension costs	(6.5)	(8.3)
Total	$117.0	$111.3
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums.
Grace Adjusted EBIT for the three months ended March 31, 2015 and 2014, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended March 31,
(In millions)	2015	2014
Grace Adjusted EBIT	$117.0	$111.3
Benefit (costs) related to Chapter 11 and asbestos, net	9.7	(15.5)
Pension MTM adjustment and other related costs, net	(4.7)	4.8
Restructuring expenses	(9.5)	(0.7)
Repositioning expenses	(6.9)	—
Income and expense items related to divested businesses	0.7	(1.1)
Interest expense, net	(24.9)	(18.9)
Net income attributable to noncontrolling interests	0.1	0.2
Income before income taxes	$81.5	$80.1

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended March 31,
(In millions)	2015	2014
Net Sales
United States	$214.6	$206.0
Canada and Puerto Rico	17.8	16.6
Total North America	232.4	222.6
Europe Middle East Africa	235.2	274.9
Asia Pacific	176.6	164.9
Latin America	76.4	82.1
Total	$720.6	$744.5
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $106.6 million and $113.1 million as of March 31, 2015, and December 31, 2014, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $6.2 million for the three months ended March 31, 2015, compared with $3.7 million for the three months ended March 31, 2014, respectively.
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended March 31,
(In millions)	2015	2014
Grace sales of catalysts to ART	$54.2	$65.5
Charges for fixed costs, research and development and selling, general and administrative services to ART	5.9	7.5
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 26, 2016. No amounts were outstanding at March 31, 2015, and December 31, 2014.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2015, as the "first quarter" and the quarter ended March 31, 2014, as the "prior-year quarter." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 3.2% to $720.6 million.

•	Adjusted EBIT increased 5.1% to $117.0 million.

•	Grace net income increased 5.2% to $52.7 million or $0.72 per diluted share. Adjusted EPS was $0.82 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 32.2% on a trailing four quarters basis compared with 27.2% for the 2014 first quarter.
On February 5, 2015, we announced that the Grace Board of Directors had approved a plan to separate Grace into two independent, publicly traded companies. The two companies, to be named prior to closing, will be "New Grace," consisting of the Catalysts Technologies and Materials Technologies business segments (excluding the packaging products product group), and "New GCP," consisting of the Construction Products business segment and the packaging products product group. We intend that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes, and we expect the transaction to be completed in the 2016 first quarter.
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

•
Hydroprocessing catalysts (HPC), most of which are marketed through our ART joint venture with Chevron Products Company in which we hold a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process (ART is not consolidated in our financial statements, so ART's sales are excluded from our sales).

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

Global Scope
We operate our business on a global scale with approximately 71% of our annual 2014 sales and 70% of our three months sales outside the United States. We operate in over 40 countries and do business in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense; income taxes; costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines and certain other investments; gains and losses on sales of businesses, product lines and certain other investments; certain other unusual or infrequent items that are not representative of underlying trends; and certain discrete tax items.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.
We define Segment Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs included in cost of goods sold.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our Chapter 11 proceedings, asbestos liabilities, restructuring and repositioning activities, and divested businesses.
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
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to Chapter 11 and asbestos and may exclude income and expenses from restructuring and repositioning activities and divested businesses, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income measured under U.S. GAAP for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2015	2014	% Change
Net sales:
Catalysts Technologies	$281.0	$284.5	(1.2)%
Materials Technologies	200.3	219.8	(8.9)%
Construction Products	239.3	240.2	(0.4)%
Total Grace net sales	$720.6	$744.5	(3.2)%
Net sales by region:
North America	$232.4	$222.6	4.4%
Europe Middle East Africa	235.2	274.9	(14.4)%
Asia Pacific	176.6	164.9	7.1%
Latin America	76.4	82.1	(6.9)%
Total net sales by region	$720.6	$744.5	(3.2)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$73.7	$71.2	3.5%
Materials Technologies segment operating income	41.0	45.5	(9.9)%
Construction Products segment operating income	29.4	25.4	15.7%
Corporate costs	(20.6)	(22.5)	8.4%
Certain pension costs(B)	(6.5)	(8.3)	21.7%
Adjusted EBIT	117.0	111.3	5.1%
Benefit (costs) related to Chapter 11 and asbestos, net	9.7	(15.5)
Pension MTM adjustment and other related costs, net	(4.7)	4.8
Restructuring expenses	(9.5)	(0.7)
Repositioning expenses	(6.9)	—
Income and expense items related to divested businesses	0.7	(1.1)
Interest expense, net	(24.9)	(18.9)	(31.7)%
Provision for income taxes	(28.7)	(29.8)	3.7%
Net income attributable to W. R. Grace & Co. shareholders	$52.7	$50.1	5.2%
Diluted EPS (GAAP)	$0.72	$0.64	12.5%
Adjusted EPS (non-GAAP)	$0.82	$0.77	6.5%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2015	2014	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	38.8%	39.0%	(0.2) pts
Materials Technologies	35.2%	34.9%	0.3 pts
Construction Products	35.8%	34.4%	1.4 pts
Segment Gross Margin	36.8%	36.3%	0.5 pts
Pension costs in cost of goods sold	(1.0)%	(0.1)%	(0.9) pts
Total Grace	35.8%	36.2%	(0.4) pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$73.7	$71.2	3.5%
Materials Technologies	41.0	45.5	(9.9)%
Construction Products	29.4	25.4	15.7%
Corporate	(27.1)	(30.8)	12.0%
Total Grace	117.0	111.3	5.1%
Depreciation and amortization:
Catalysts Technologies	$17.1	$16.6	3.0%
Materials Technologies	7.5	8.0	(6.3)%
Construction Products	7.4	7.6	(2.6)%
Corporate	1.5	1.8	(16.7)%
Total Grace	33.5	34.0	(1.5)%
Adjusted EBITDA:
Catalysts Technologies	$90.8	$87.8	3.4%
Materials Technologies	48.5	53.5	(9.3)%
Construction Products	36.8	33.0	11.5%
Corporate	(25.6)	(29.0)	11.7%
Total Grace	150.5	145.3	3.6%
Adjusted EBIT margin:
Catalysts Technologies	26.2%	25.0%	1.2 pts
Materials Technologies	20.5%	20.7%	(0.2) pts
Construction Products	12.3%	10.6%	1.7 pts
Total Grace	16.2%	14.9%	1.3 pts
Adjusted EBITDA margin:
Catalysts Technologies	32.3%	30.9%	1.4 pts
Materials Technologies	24.2%	24.3%	(0.1) pts
Construction Products	15.4%	13.7%	1.7 pts
Total Grace	20.9%	19.5%	1.4 pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2015	March 31, 2014
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$631.9	$545.3
Invested Capital:
Trade accounts receivable	447.9	504.7
Inventories	325.1	324.8
Accounts payable	(258.2)	(305.4)
	514.8	524.1
Other current assets (excluding income taxes)	87.4	89.3
Properties and equipment, net	813.1	832.7
Goodwill	443.2	455.7
Technology and other intangible assets, net	278.3	310.1
Investment in unconsolidated affiliate	106.6	99.7
Other assets (excluding capitalized financing fees)	25.8	43.3
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, restructuring, and accrued interest)	(228.5)	(257.8)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses)	(80.2)	(93.6)
Total invested capital	$1,960.5	$2,003.5
Adjusted EBIT Return On Invested Capital	32.2%	27.2%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months Ended March 31, 2015 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2014
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	3.7%	0.2%	(5.1)%	(1.2)%
Materials Technologies	(1.6)%	0.9%	(8.2)%	(8.9)%
Construction Products	3.7%	0.8%	(4.9)%	(0.4)%
Net sales	2.1%	0.6%	(5.9)%	(3.2)%
By Region:
North America	4.2%	0.4%	(0.2)%	4.4%
Europe Middle East Africa	(2.4)%	0.6%	(12.6)%	(14.4)%
Asia Pacific	9.2%	0.3%	(2.4)%	7.1%
Latin America	(2.5)%	1.7%	(6.1)%	(6.9)%
Sales for the first quarter decreased 3.2% overall compared with the prior-year quarter. The sales decrease was due to unfavorable currency translation (-5.9%), partially offset by higher sales volumes (+2.1%) and improved pricing (+0.6%). Foreign exchange negatively impacted all three business segments in the first quarter as the dollar strengthened against multiple currencies compared with the prior-year quarter. We expect this trend to continue into the 2015 second quarter. Sales volumes grew in Catalysts Technologies and Construction Products in all product groups, while sales volumes declined in Materials Technologies. Pricing improved primarily in Materials Technologies and Construction Products.
Segment Gross Margin was 36.8% for the first quarter compared with 36.3% for the prior-year quarter, an improvement of 50 basis points. The increase was primarily due to improved pricing and higher sales volumes, with manufacturing costs essentially flat year over year. Construction Products gross margin expanded 140 basis points, while Materials Technologies had smaller gross margin expansion of 30 basis points. Catalysts Technologies gross margin declined 20 basis points.

Adjusted EBIT
Adjusted EBIT was $117.0 million for the first quarter, an increase of 5.1% compared with the prior-year quarter, primarily due to higher Segment Gross Margin, increased income from the ART joint venture, lower operating expenses, and a reduced cost of retiree benefits and incentive plans, partially offset by unfavorable currency translation.
Grace Net Income
Grace net income was $52.7 million for the first quarter, an increase of 5.2% compared with $50.1 million for the prior-year quarter, primarily due to higher Adjusted EBIT and lower costs related to Chapter 11 and asbestos, partially offset by higher restructuring and repositioning expenses and net interest expense related to debt incurred during 2014. In the first quarter, we finalized our accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of bankruptcy liabilities.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2015				2014
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.72				$0.64
(Benefit) costs related to Chapter 11 and asbestos, net	$(9.7)	$(3.6)	$(6.1)	(0.08)	$15.5	$5.8	$9.7	0.12
Pension MTM adjustment and other related costs, net	4.7	1.7	3.0	0.04	(4.8)	(1.8)	(3.0)	(0.04)
Restructuring expenses	9.5	3.3	6.2	0.08	0.7	0.2	0.5	0.01
Repositioning expenses	6.9	1.6	5.3	0.07	—	—	—	—
Income and expense items related to divested businesses	(0.7)	(0.3)	(0.4)	(0.01)	1.1	0.4	0.7	0.01
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(0.3)	0.3	—		(2.0)	2.0	0.03
Adjusted EPS (non-GAAP)				$0.82				$0.77
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter was 32.2% on a trailing four quarters basis, an increase compared with 27.2% on the same basis for the 2014 first quarter, primarily due to higher Adjusted EBIT, including a full year of earnings from the 2013 polypropylene acquisition. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Catalysts Technologies
Sales were $281.0 million for the first quarter, a decrease of 1.2% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-5.1%), partially offset by higher sales volumes (+3.7%) and improved pricing (+0.2%). Sales volumes of both refining catalysts and specialty catalysts improved compared with the prior-year quarter due to stronger customer demand for both new and existing products, with the strongest growth in Asia. Specialty catalysts sales volumes improved in both the chemical catalysts and polyethylene product lines. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $108.9 million for the first quarter, a decrease of 1.8% compared with the prior-year quarter. Segment gross margin was 38.8% compared with 39.0% for the prior-year quarter. The decrease was primarily due to unfavorable sales mix on catalysts products, lower licensing revenue, and an extended customer turnaround.
Segment operating income was $73.7 million for the first quarter, an increase of 3.5% compared with the prior-year quarter. The increase was primarily due to higher sales volumes and increased earnings from the ART joint venture, partially offset by unfavorable currency translation. The ART joint venture contributed $6.2 million, an increase of $2.5 million compared with the prior-year, to segment operating income. Segment operating margin for the first quarter increased to 26.2%, an improvement of 120 basis points compared with the prior-year quarter.

We have a major turnaround scheduled in our Curtis Bay catalysts and materials plant in the 2015 second quarter. This turnaround, which occurs every three years, and other anticipated maintenance and manufacturing costs, will unfavorably impact 2015 second quarter segment operating income.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $200.3 million for the first quarter, a decrease of 8.9% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-8.2%) and lower sales volumes (-1.6%), partially offset by improved pricing (+0.9%). Unfavorable currency translation significantly affected both product groups as the U.S. dollar strengthened against multiple currencies. Packaging products sales volumes decreased due to lower demand in all regions, while engineered materials sales volumes improved in Europe. Pricing improved primarily in engineered materials in all regions.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $70.6 million for the first quarter, a decrease of 8.0% compared with the prior-year quarter. Segment gross margin was 35.2% compared with 34.9% for the prior-year quarter. The increase was primarily due to improved pricing partially offset by higher manufacturing costs. Engineered materials gross margins expanded primarily due to improved pricing, while packaging products gross margins declined primarily due to lower sales volumes and higher manufacturing costs.
Segment operating income was $41.0 million for the first quarter, a decrease of 9.9% compared with the prior-year quarter, primarily due to unfavorable currency translation and lower sales volumes, partially offset by improved pricing. Segment operating margin for the first quarter was 20.5%, a decline of 20 basis points compared with the prior-year quarter.
We have a major turnaround scheduled in our Curtis Bay catalysts and materials plant in the 2015 second quarter. This turnaround, which occurs every three years, and other anticipated maintenance and manufacturing costs, will unfavorably impact 2015 second quarter segment operating income.
Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the first quarter compared with the prior-year quarter.
Net Sales—Grace Construction Products
Sales were $239.3 million for the first quarter, a decrease of 0.4% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-4.9%), partially offset by higher sales volumes (+3.7%) and improved pricing (+0.8%). Unfavorable currency translation affected both specialty construction chemicals ("SCC") and specialty building materials ("SBM"), while sales volumes and pricing improved in both product groups. SCC sales volumes increased 3.6%, with growth in North America and Asia, while SBM sales volumes increased 3.8%, primarily in North America. SCC pricing improved primarily in Latin America, and SBM pricing improved in all regions except Latin America.
Segment Operating Income (SOI) and Margin—Grace Construction Products
Gross profit was $85.6 million for the first quarter, an increase of 3.5% compared with the prior-year quarter. Segment gross margin improved 140 basis points to 35.8% compared with 34.4% for the prior-year quarter as both product groups had gross margin expansion, primarily due to higher sales volumes, improved pricing, and lower costs, including the effect of a change in classification of certain costs previously accounted for in cost of goods sold.
Segment operating income was $29.4 million for the first quarter, an increase of 15.7% compared with the prior-year quarter. The increase was primarily due to higher gross profit while holding operating expenses flat, partially offset by unfavorable currency translation. Segment operating margin for the first quarter was 12.3%, an improvement of 170 basis points compared with the prior-year quarter.
Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the first quarter decreased $1.9 million compared with the prior-year quarter, primarily due to the lower cost of retiree benefits and incentive plans.
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $6.5 million compared with $8.3 million for the prior-year quarter. The decrease was primarily due to lower interest costs.
Repositioning Expenses
Repositioning expenses of $6.9 million for the first quarter primarily related to our planned separation into two independent companies as follows:

(In millions)	Three Months Ended March 31, 2015
Professional fees	$6.4
Employee-related costs	0.5
Total	$6.9
Interest and Financing Expenses
Interest and financing expenses were $24.9 million for the first quarter, an increase of 31.7% compared with the prior-year quarter, primarily due to new debt incurred during 2014, partially offset by reduced interest accretion on deferred payment obligations due to the settlement of the PI deferred payment obligation during the 2014 third quarter.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $28.5 million and $28.0 million, respectively, compared with the recorded provision for income taxes of $28.7 million and $29.8 million, respectively.

We generated approximately $1,300 million in U.S. federal tax deductions in 2014 relating to our emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence and $632 million upon payment of the PI deferred payment obligation, as well as $490 million in U.S. federal tax deductions in February 2015 upon repurchase of the warrant held by the PI Trust. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. federal taxable income in 2015 and future years. We also expect to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The present value of the expected settlement amount has already been recorded as a deferred tax asset for temporary differences. We expect to carryforward U.S. federal NOLs generated during 2014 and 2015. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income.
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, were $9.0 million for the first quarter, or approximately 11% of income before income taxes. Our annual cash tax rate is expected to be approximately 13%.
Certain legal entity restructuring and other transactions having income tax consequences, including potential repatriation of undistributed earnings of our foreign subsidiaries, may be undertaken prior to completion of the recently announced separation. The process of analyzing the tax consequences of these transactions is ongoing and includes consideration of whether it will be necessary to record a tax liability for any of these transactions. As of March 31, 2015, no potential tax consequences related to the above items have been recorded in the Consolidated Financial Statements.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2015.
Our principal uses of cash are generally capital investments and acquisitions, working capital investments, contributions to our defined benefit pension plans, and the repayment of debt. We also repurchase shares of our common stock. In January 2015, we completed the initial $500 million share repurchase program authorized by our Board of Directors following emergence from bankruptcy. The Board of Directors has authorized an additional share repurchase program of up to $500 million. Under these programs, during the first quarter we repurchased 581,204 shares of Company common stock for $55.6 million.
We believe that the cash we expect to generate during 2015 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, and share repurchase program, and meet our debt and pension obligations.
On February 5, 2015, we announced that the Grace Board of Directors had approved a plan to separate Grace into two independent, publicly traded companies. Prior to the separation, we plan to raise new debt capital at "New GCP" and repay a substantial amount of the borrowings under the Credit Agreement. We expect that the Senior Notes and Credit Agreement will remain with "New Grace," but the Credit Agreement will require an amendment to permit the separation. We expect that the anticipated combined leverage of the two companies will be similar to existing Grace.
Cash Resources and Available Credit Facilities
At March 31, 2015, we had available liquidity of $743.6 million, consisting of $326.8 million in cash and cash equivalents ($71.5 million in the U.S.), $339.3 million available under our revolving credit facility, and $77.5 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our credit facility in Germany is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of March 31, 2015:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$54.3	$7.1	12/31/2015
Other countries	131.4	70.4	Various through 2016
Total	$185.7	$77.5
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash used for operating activities	$(373.6)	$(1,253.3)
Net cash (used for) provided by investing activities	(40.6)	352.7
Net cash provided by financing activities	198.8	360.8
Effect of currency exchange rate changes on cash and cash equivalents	(15.3)	(2.1)
Decrease in cash and cash equivalents	(230.7)	(541.9)
Cash and cash equivalents, beginning of period	557.5	964.8
Cash and cash equivalents, end of period	$326.8	$422.9
Net cash used for operating activities for the first quarter was $373.6 million, compared with $1,253.3 million for the prior-year quarter. In the 2014 first quarter, we paid $1,308.4 million in connection with our emergence from Chapter 11. In the 2015 first quarter, we paid $490.0 million to repurchase the warrant issued at emergence.
Net cash used for investing activities for the first quarter was $40.6 million, compared with net cash provided by investing activities of $352.7 million for the prior-year quarter. In the 2014 first quarter, we transferred $395.4 million from from restricted cash and cash equivalents to cash in connection with our emergence from Chapter 11.
Net cash provided by financing activities for the first quarter was $198.8 million, compared with $360.8 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to higher net borrowings under credit arrangements in the 2014 first quarter.
Included in net cash used for operating activities are Chapter 11 and asbestos expenses paid of $491.4 million and $1,356.1 million, restructuring expenses paid of $3.7 million and $1.9 million, and cash paid for legacy items of $4.1 million and $1.8 million for the first quarter and prior-year quarter, respectively, and repositioning expenses paid of $3.1 million for the first quarter. These cash flows totaled $502.3 million and $1,359.8 million for the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2015, was $2,232.6 million. On January 30, 2015, we borrowed on the $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the PI Trust for a cash payment of $490 million.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2015	2014
U.S. pay-as-you-go plans(1)	$1.7	$1.7
Non-U.S. advance-funded plans	1.1	4.8
Non-U.S. pay-as-you-go plans	1.8	2.3
Total Cash Contributions	$4.6	$8.8
___________________________________________________________________________________________________________________

(1)	Excludes benefit payments of approximately $27 million which were paid in 2014 from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.9 million to these plans during the first quarter compared with $7.1 million during the prior-year quarter.
Postretirement Benefits Other Than Pensions
We have provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the first quarter was $0.3 million compared with $1.1 million for the prior-year quarter. We received Medicare subsidy payments of $1.0 million during the first quarter and $0.3 million during the prior-year quarter. Our recorded liability for postretirement benefits is $3.1 million as of March 31, 2015.
In June 2014, we announced that we would discontinue our postretirement medical plan for all U.S. employees effective October 31, 2014, and eliminate certain postretirement life insurance benefits. As a result of these actions, we recognized a gain of $41.9 million in other comprehensive income in the 2014 second quarter. We amortized $39.5 million from accumulated other comprehensive income into the Consolidated Statement of Operations during the five-month period from June to October 2014. The gain attributable to our current businesses is included in Adjusted EBIT for the 2014 second, third, and fourth quarters, and the portion attributable to divested businesses is excluded from Adjusted EBIT.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
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
Venezuela
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. The official exchange rate of 4.3 was used to remeasure our financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy.

Effective February 13, 2013, the official exchange rate of the bolivar to the U.S. dollar devalued from 4.3 to 6.3. As a result of this currency devaluation, we incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million was included in Adjusted EBIT.
In March 2013, the Venezuelan government launched a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1). The SICAD1 operates similarly to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In March 2014, the Venezuelan government launched another foreign exchange mechanism, known as the SICAD2, which operates similarly to the SICAD1. Neither the SICAD1 nor the SICAD2 have changed or eliminated the official exchange rate of the bolivar to the U.S. dollar. There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. We continue to use the official exchange rate of 6.3 bolivars to U.S. dollars for remeasurement purposes.
In February 2015, the Venezuelan government unified SICAD1 and SICAD2 into a single exchange mechanism, which is now called SICAD. Additionally, a new exchange mechanism, SIMADI, was also implemented.
The following table includes the exchange rates published by the Central Bank of Venezuela for the three legal exchange mechanisms administered by the Venezuelan government along with the USD equivalent of our net asset position as of March 31, 2015, and sales for the first quarter at each of the published rates at March 31, 2015:

Exchange Mechanism (in millions, except exchange rate amounts)	USD Exchange Rate March 31, 2015	Net Monetary Assets USD Equivalent March 31, 2015	Foreign Exchange (Gain)/Loss(1) Three Months Ended March 31, 2015	Sales USD Equivalent Three Months Ended March 31, 2015	Foreign Exchange Translation Impact on Sales(1) Three Months Ended March 31, 2015
CENCOEX	6.3	$28.8	$—	$11.5	$—
SICAD	12.0	15.1	13.7	6.0	5.5
SIMADI	193.0	0.9	27.9	0.4	11.1
___________________________________________________________________________________________________________________

(1)	Represents the potential impact to the Consolidated Financial Statements if we had used the respective alternative exchange mechanism to remeasure our net monetary asset position as of March 31, 2015.
In addition to our monetary assets and liabilities, we also have significant non-monetary assets that would need to be assessed for impairment if there is either a devaluation to the official exchange rate or if we determine that an alternative rate is more appropriate for remeasurement purposes. At March 31, 2015, these included inventory of $8.4 million and fixed assets of $3.7 million.
As of March 31, 2015, we continued to transact the majority of our business at the official exchange rate of 6.3 bolivars to 1 U.S. dollar. Since January 1, 2014, we have received payments of $15.6 million at the official exchange rate. As of December 31, 2014, and March 31, 2015, we had $6.0 million and $7.8 million, respectively, pending approval for payment at the official exchange rate. We have no reason to believe that we will not receive approval for payment at the official rate for these amounts. We have only exchanged $0.1 million through alternative exchange mechanisms since we began to account for Venezuela as a highly inflationary economy. Accordingly, we continued to use the official exchange rate for remeasurement purposes at March 31, 2015.
Materials Technologies and Construction Products have operated in Venezuela for several decades with sales in that country of approximately 2% and 3%, respectively, of each segment’s sales in 2014. Bolivar-denominated sales represented approximately 2% of our total sales for the first quarter. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions and this trend has continued in the 2015 first quarter. It has become increasingly difficult for us and our customers to operate normally in the country as currency and import controls have impacted our ability to import necessary raw materials for production.
We have no assurance that we will be able to economically import necessary raw materials for production at the official exchange rate or at one or more of the alternative exchange rates described above. If we are unable to do so, we may have to reevaluate our use of the official exchange rate. If we or our customers are unable to resume normal operations, we may experience further reductions to our sales and earnings.

Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of its research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; its legal and environmental proceedings; uncertainties that may delay or negatively impact the separation transaction or cause the separation transaction to not occur at all; uncertainties related to the company’s ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel during the period leading up to and following the separation transaction; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2014, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2015, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8 to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Report and below, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 4, 2014, we announced that the Board of Directors had authorized a share repurchase program of up to $500 million. This program was completed in January 2015. On February 5, 2015, we announced that the Board of Directors had authorized an additional share repurchase program of up to $500 million. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace's shares, the strategic deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Grace common stock by Grace or any "affiliated purchaser" of Grace during the three months ended March 31, 2015:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2015 - 1/31/2015	258,120	92.31	258,120	—
2/1/2015 - 2/28/2015	105,186	100.09	105,186	490.3
3/1/2015 - 3/31/2015	163,398	97.53	163,398	474.4
Total	526,704	95.48	526,704
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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
10.1	Letter Agreement dated December 3, 2014, between Fred Festa, on behalf of Grace, and Elizabeth Brown	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 5/7/2015	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 5/7/2015	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 5/7/2015	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10.1	Letter Agreement dated December 3, 2014, between Fred Festa, on behalf of Grace, and Elizabeth Brown	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith