Form 10-Q
period 2015-06-30
W R GRACE & CO
filed 2015-08-05
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.01 par value per share	72,335,202 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and June 30, 2014 and the consolidated statements of cash flows and equity for the six-month periods ended June 30, 2015 and June 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
August 5, 2015

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net sales	$782.1	$838.0	$1,502.7	$1,582.5
Cost of goods sold	471.5	517.1	933.8	992.4
Gross profit	310.6	320.9	568.9	590.1
Selling, general and administrative expenses	135.9	144.0	273.1	280.8
Research and development expenses	17.9	20.3	35.8	40.8
Interest expense and related financing costs	24.8	11.1	49.6	22.3
Interest accretion on deferred payment obligations	0.2	13.6	0.4	21.8
Gain on termination of postretirement plans	—	(7.9)	—	(7.9)
Chapter 11 expenses, net	1.6	3.0	3.2	9.1
Repositioning expenses	13.4	—	20.3	—
Equity in earnings of unconsolidated affiliate	(2.3)	(3.1)	(8.5)	(6.8)
Other expense, net	8.0	10.9	2.4	20.9
Total costs and expenses	199.5	191.9	376.3	381.0
Income before income taxes	111.1	129.0	192.6	209.1
(Provision for) benefit from income taxes	(53.6)	7.7	(82.3)	(22.1)
Net income	57.5	136.7	110.3	187.0
Less: Net income attributable to noncontrolling interests	(0.1)	(0.5)	(0.2)	(0.7)
Net income attributable to W. R. Grace & Co. shareholders	$57.4	$136.2	$110.1	$186.3
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.79	$1.79	$1.51	$2.44
Weighted average number of basic shares	72.6	75.9	72.7	76.5
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.78	$1.77	$1.50	$2.40
Weighted average number of diluted shares	73.2	76.8	73.3	77.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income	$57.5	$136.7	$110.3	$187.0
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.8)	21.9	(1.2)	21.8
Currency translation adjustments	(0.7)	7.3	(11.5)	5.2
Gain (loss) from hedging activities, net of income taxes	1.6	(2.4)	(0.3)	(1.7)
Loss on securities available for sale, net of income taxes	—	(0.6)	—	(0.5)
Total other comprehensive income attributable to noncontrolling interests	0.6	—	0.7	0.1
Total other comprehensive income (loss)	0.7	26.2	(12.3)	24.9
Comprehensive income	58.2	162.9	98.0	211.9
Less: comprehensive income attributable to noncontrolling interests	(0.7)	(0.5)	(0.9)	(0.8)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$57.5	$162.4	$97.1	$211.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
OPERATING ACTIVITIES
Net income	$110.3	$187.0
Reconciliation to net cash used for operating activities:
Depreciation and amortization	66.8	68.0
Equity in earnings of unconsolidated affiliate	(8.5)	(6.8)
Dividends received from unconsolidated affiliate	11.8	11.2
Chapter 11 expenses, net	3.2	9.1
Asbestos and bankruptcy related charges, net	(8.7)	6.4
Cash paid for Chapter 11 and asbestos	(492.8)	(1,336.5)
Provision for income taxes	82.3	22.1
Cash paid for income taxes, net of refunds	(22.4)	(16.4)
Cash paid for interest on credit arrangements	(46.0)	(11.0)
Defined benefit pension expense	17.5	11.5
Cash paid under defined benefit pension arrangements	(8.6)	(89.1)
Cash paid for restructuring	(8.5)	(3.4)
Cash paid for repositioning	(10.1)	—
Cash paid for environmental remediation	(5.6)	(7.0)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(20.3)	(57.4)
Inventories	1.3	(39.8)
Accounts payable	35.7	20.3
All other items, net	58.5	45.5
Net cash used for operating activities	(244.1)	(1,186.3)
INVESTING ACTIVITIES
Capital expenditures	(73.9)	(81.5)
Transfer from restricted cash and cash equivalents	—	395.4
Other investing activities	—	(1.6)
Net cash (used for) provided by investing activities	(73.9)	312.3
FINANCING ACTIVITIES
Borrowings under credit arrangements	288.3	1,101.1
Repayments under credit arrangements	(62.5)	(662.2)
Cash paid for debt financing costs	(0.4)	(23.9)
Proceeds from exercise of stock options	21.8	12.5
Cash paid for repurchases of common stock	(108.7)	(233.7)
Other financing activities	0.3	1.1
Net cash provided by financing activities	138.8	194.9
Effect of currency exchange rate changes on cash and cash equivalents	(11.4)	(1.8)
Decrease in cash and cash equivalents	(190.6)	(680.9)
Cash and cash equivalents, beginning of period	557.5	964.8
Cash and cash equivalents, end of period	$366.9	$283.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$366.9	$557.5
Trade accounts receivable, less allowance of $7.0 (2014—$5.8)	480.9	481.1
Inventories	322.8	332.8
Deferred income taxes	244.0	235.4
Other current assets	88.9	84.1
Total Current Assets	1,503.5	1,690.9
Properties and equipment, net of accumulated depreciation and amortization of $1,771.0 (2014—$1,818.4)	825.4	833.5
Goodwill	444.8	452.9
Technology and other intangible assets, net	273.6	288.0
Deferred income taxes	552.2	612.0
Overfunded defined benefit pension plans	45.6	44.1
Investment in unconsolidated affiliate	108.7	113.1
Other assets	60.2	60.7
Total Assets	$3,814.0	$4,095.2
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$76.8	$96.8
Accounts payable	273.0	255.3
PI warrant liability	—	490.0
Other current liabilities	339.0	340.0
Total Current Liabilities	688.8	1,182.1
Debt payable after one year	2,146.5	1,919.0
Deferred income taxes	18.5	19.3
Income tax contingencies	24.2	24.0
Underfunded and unfunded defined benefit pension plans	438.6	457.5
Other liabilities	112.1	124.3
Total Liabilities	3,428.7	3,726.2
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,418,302 (2014—72,922,565)	0.7	0.7
Paid-in capital	491.1	526.1
Retained earnings	402.2	292.1
Treasury stock, at cost: shares: 5,038,323 (2014—4,524,688)	(475.9)	(429.2)
Accumulated other comprehensive loss	(36.8)	(23.8)
Total W. R. Grace & Co. Shareholders' Equity	381.3	365.9
Noncontrolling interests	4.0	3.1
Total Equity	385.3	369.0
Total Liabilities and Equity	$3,814.0	$4,095.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2
Net income	—	186.3	—	—	0.7	187.0
Repurchase of common stock	—	—	(233.7)	—	—	(233.7)
Stock based compensation	6.5	—	—	—	—	6.5
Exercise of stock options	(0.9)	—	13.4	—	—	12.5
Tax benefit related to stock plans	0.5	—	—	—	—	0.5
Shares issued	1.9	—	—	—	—	1.9
Other comprehensive income	—	—	—	24.8	0.1	24.9
Balance, June 30, 2014	$542.2	$202.1	$(220.3)	$35.4	$11.4	$570.8
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income	—	110.1	—	—	0.2	110.3
Repurchase of common stock	—	—	(108.7)	—	—	(108.7)
Stock based compensation	4.3	—	—	—	—	4.3
Exercise of stock options	(40.2)	—	62.0	—	—	21.8
Shares issued	0.9	—	—	—	—	0.9
Other comprehensive income (loss)	—	—	—	(13.0)	0.7	(12.3)
Balance, June 30, 2015	$491.8	$402.2	$(475.9)	$(36.8)	$4.0	$385.3

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
On February 5, 2015, the Company announced its intent to separate the business, assets and liabilities associated with the Grace Construction Products operating segment and the packaging technologies business (collectively, "GCP") into an independent publicly-traded company. Following the separation, Grace will consist of the Catalysts Technologies and Materials Technologies (excluding the packaging technologies business) operating segments. Grace intends that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes and expects the transaction to be completed in the 2016 first quarter.
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
The results of operations for the six-month interim period ended June 30, 2015, are not necessarily indicative of the results of operations for the year ending December 31, 2015.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation (see Note 8), income taxes (see Note 5), and environmental remediation (see Note 8).

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
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements were to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year but will permit adoption as of the original effective date. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Grace does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on the Consolidated Financial Statements.
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
2. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2015, and December 31, 2014:

(In millions)	June 30, 2015	December 31, 2014
Raw materials	$83.3	$78.8
In process	47.3	47.2
Finished products	164.8	177.7
Other	27.4	29.1
	$322.8	$332.8

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	June 30, 2015	December 31, 2014
U.S. dollar term loan, net of unamortized discount of $1.9 at June 30, 2015, and $2.1 at December 31, 2014(1)	$938.1	$692.6
5.125% senior notes due 2021	700.0	700.0
5.625% senior notes due 2024	300.0	300.0
Euro term loan, net of unamortized discount of $0.4 at June 30, 2015, and $0.4 at December 31, 2014(2)	165.2	181.2
Debt payable—unconsolidated affiliate	31.6	31.5
Deferred payment obligation	28.7	28.2
Other borrowings(3)	59.7	82.3
Total debt	2,223.3	2,015.8
Less debt payable within one year	76.8	96.8
Debt payable after one year	$2,146.5	$1,919.0
Weighted average interest rates on total debt	4.2%	4.3%
___________________________________________________________________________________________________________________

(1)	Interest at LIBOR +200 bps with a 75 bps LIBOR floor at June 30, 2015, and LIBOR +225 bps with a 75 bps LIBOR floor at December 31, 2014

(2)	Interest at EURIBOR +225 bps with a 75 bps EURIBOR floor at June 30, 2015, and EURIBOR +250 bps with a 75 bps EURIBOR floor at December 31, 2014

(3)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at June 30, 2015, were as follows:

(In millions)
2015	$36.0
2016	49.4
2017	44.9
2018	15.8
2019	15.1
Thereafter	2,062.1
Total debt	$2,223.3
On January 30, 2015, Grace borrowed on its $250 million term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the asbestos personal injury trust for $490 million. (See Note 8 for Chapter 11 information.)
Grace has reviewed the impact of the separation on the credit agreement entered into upon emergence from bankruptcy (the "Credit Agreement"). Grace anticipates that the Credit Agreement will remain with Grace but at the time of the separation will require an amendment to permit the separation. Grace intends to seek such amendment as well as repay a substantial amount of the borrowings under the Credit Agreement in connection with the separation. If an amendment is not granted, Grace will be required to repay all term loan and revolver debt and enter into a new borrowing facility.

Notes to Consolidated Financial Statements (Continued)

3. Debt (continued)

Grace has reviewed the impact of the separation on the senior notes. The senior notes will remain obligations of Grace and Grace does not believe that the separation will have any impact on payment or other terms.
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
At June 30, 2015, the carrying amounts and fair values of Grace's debt were as follows:

	June 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. dollar term loan(1)	$938.1	$936.5	$692.6	$691.3
5.125% senior notes due 2021	700.0	707.0	700.0	720.9
5.625% senior notes due 2024	300.0	308.3	300.0	312.0
Euro term loan(1)	165.2	165.8	181.2	181.4
Other borrowings	120.0	120.0	142.0	142.0
Total debt	$2,223.3	$2,237.6	$2,015.8	$2,047.6
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized discounts of $1.9 million and $0.4 million as of June 30, 2015, and $2.1 million and $0.4 million as of December 31, 2014, related to the U.S. dollar term loan and euro term loan, respectively.

At June 30, 2015, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

June 30, 2015, the contract volume, or notional amount, of the commodity contracts was 2.5 million MMBtu (million British thermal units) with a total contract value of $8.5 million.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying purchases affect income. At June 30, 2015, there are no outstanding commodity option contracts.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until May 2016. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2015, the contract volume, or notional amount, of the commodity contracts was 1.3 million pounds with a total contract value of $1.1 million.
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
In connection with its emergence financing, Grace entered into an interest rate swap beginning on February 3, 2015, and maturing on February 3, 2020, fixing the LIBOR component of the interest on $250 million of Grace's term debt at a rate of 2.393%. The valuation of this interest rate swap is determined using both a market approach and an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014:

	Fair Value Measurements at June 30, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.9	$—	$2.9	$—
Total Assets	$2.9	$—	$2.9	$—
Liabilities
Currency derivatives	$0.2	$—	$0.2	$—
Interest rate derivatives	7.3	—	7.3	—
Commodity derivatives	1.5	—	1.5	—
Total Liabilities	$9.0	$—	$9.0	$—

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.3	$—	$3.3	$—
Total Assets	$3.3	$—	$3.3	$—
Liabilities
Currency derivatives	$0.1	$—	$0.1	$—
Interest rate derivatives	5.5	—	5.5	—
Commodity derivatives	2.6	—	2.6	—
Total Liabilities	$8.2	$—	$8.2	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014:

June 30, 2015 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$1.5
Currency contracts	Other current assets	0.6	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	4.2
Currency contracts	Other assets	1.5	Other liabilities	0.1
Interest rate contracts	Other assets	—	Other liabilities	3.1
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.8	Other current liabilities	0.1
Total derivatives		$2.9		$9.0

December 31, 2014 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$2.6
Currency contracts	Other current assets	0.8	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Currency contracts	Other assets	0.9	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.6	Other current liabilities	0.1
Total derivatives		$3.3		$8.2

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.6	Interest expense	$(1.1)
Currency contracts	(0.6)	Other expense	(0.4)
Currency contracts	(0.1)	Cost of goods sold	—
Commodity contracts	—	Cost of goods sold	(1.1)
Total derivatives	$(0.1)		$(2.6)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.4

Six Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(2.9)	Interest expense	$(1.7)
Currency contracts	5.8	Other expense	6.1
Currency contracts	—	Cost of goods sold	—
Commodity contracts	(1.0)	Cost of goods sold	(2.1)
Total derivatives	$1.9		$2.3

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.1)

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended June 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.9)	Interest expense	$—
Currency contracts	(0.6)	Other expense	(0.7)
Currency contracts	—	Cost of goods sold	—
Commodity contracts	—	Cost of goods sold	(0.1)
Total derivatives	$(4.5)		$(0.8)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.3

Six Months Ended June 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(2.9)	Interest expense	$—
Currency contracts	(0.1)	Other expense	(0.2)
Currency contracts	—	Cost of goods sold	—
Commodity contracts	0.4	Cost of goods sold	0.2
Total derivatives	$(2.6)		$—

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$4.8
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2015, €148.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative instruments designated as net investment hedges for the three and six months ended June 30, 2015 and 2014. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the period presented in the table below.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(4.8)	Not applicable	$—
Total nonderivatives	$(4.8)		$—

Six Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$15.2	Not applicable	$—
Total nonderivatives	$15.2		$—

Three Months Ended June 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$1.8	Not applicable	$—
Total nonderivatives	$1.8		$—

Six Months Ended June 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$1.8	Not applicable	$—
Total nonderivatives	$1.8		$—
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

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes

The annualized effective tax rate on 2015 forecasted income is estimated to be 39.1% as of June 30, 2015, compared with 17.1% for the year ended December 31, 2014. The prior year includes a benefit of $59.6 million for the release of reserves for uncertain tax positions while 2015 includes costs of $22.8 million related to the separation transaction including the estimated tax effect of repatriating foreign earnings and nondeductible transaction costs.
Grace generated approximately $1,800 million in U.S. federal tax deductions relating to its emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence, $632 million upon payment of the PI deferred payment obligation, and $490 million upon repurchase of the warrant held by the PI Trust. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. federal taxable income in 2015 and future years. Grace also expects to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The present value of the expected settlement amount has already been recorded as a deferred tax asset for temporary differences. Grace expects to carryforward U.S. federal NOLs generated during 2014 and 2015. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. (See Note 8 for Chapter 11 information.)
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at June 30, 2015, of $776.1 million:

	Deferred Tax Asset (Net of Liabilities)(2)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal(1)	$688.5	$(2.4)	$686.1
United States—States(1)	56.8	(4.2)	52.6
Germany	36.4	—	36.4
Other Foreign	5.2	(4.2)	1.0
Total	$786.9	$(10.8)	$776.1
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

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

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
Grace expects to restructure certain legal entities and execute other transactions having income tax consequences, including the repatriation of undistributed earnings from certain of Grace's foreign subsidiaries, prior to completion of the separation. The process of analyzing the tax consequences of these transactions is ongoing and includes consideration of whether it will be necessary to record a tax liability for any of these transactions. As part of the separation plan, Grace expects to repatriate approximately $131 million from its foreign subsidiaries in the third and fourth quarters of 2015. Grace estimates that this will increase its provision for income taxes in 2015 by approximately $16 million and recorded approximately $11 million as a discrete item in the second quarter of 2015. Additional repatriations may occur as Grace continues to analyze its 2015 cash position in anticipation of completion of the separation.
With the exception of the repatriation of earnings resulting from the separation plan, Grace expects undistributed earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation attributable to current earnings results in minimal or no U.S. tax consequences.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2015	December 31, 2014
Overfunded defined benefit pension plans	$45.6	$44.1
Underfunded defined benefit pension plans	(81.3)	(79.5)
Unfunded defined benefit pension plans	(357.3)	(378.0)
Total underfunded and unfunded defined benefit pension plans	(438.6)	(457.5)
Pension liabilities included in other current liabilities	(15.1)	(15.6)
Net funded status	$(408.1)	$(429.0)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $45.6 million as of June 30, 2015, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $453.7 million as of June 30, 2015.
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
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30,
	2015			2014
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$6.5	$2.9	$—	$5.9	$2.8	$0.1
Interest cost	13.8	4.0	—	14.9	5.6	0.3
Expected return on plan assets	(17.6)	(3.3)	—	(17.5)	(3.9)	—
Amortization of prior service (credit) cost	—	—	(0.9)	0.2	—	(0.4)
Amortization of net deferred actuarial loss (gain)	—	—	0.1	—	—	(0.1)
Gain on termination of postretirement plans	—	—	—	—	—	(7.9)
Net periodic benefit cost (income)	$2.7	$3.6	$(0.8)	$3.5	$4.5	$(8.0)

	Six Months Ended June 30,
	2015			2014
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12.9	$5.9	$—	$11.8	$5.5	$0.1
Interest cost	27.6	8.2	0.1	30.1	11.3	0.9
Expected return on plan assets	(35.2)	(6.7)	—	(35.0)	(7.8)	—
Amortization of prior service cost (credit)	0.1	—	(1.9)	0.4	—	(0.5)
Amortization of net deferred actuarial loss (gain)	—	—	0.3	—	—	(0.3)
Mark-to-market adjustment	—	—	—	(3.1)	—	—
Gain on termination of postretirement plans	—	—	—	—	—	(7.9)
Net periodic benefit cost (income)	$5.4	$7.4	$(1.5)	$4.2	$9.0	$(7.7)
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and six months ended June 30, 2015, were $3.8 million and $7.9 million compared with $3.3 million and $6.6 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	June 30, 2015	December 31, 2014
Other Current Liabilities
Accrued compensation	$73.2	$77.0
Income tax payable	43.5	34.1
Customer volume rebates	31.1	37.8
Environmental contingencies	19.7	21.5
Accrued interest	18.9	21.0
Deferred revenue	18.9	19.4
Pension liabilities	15.1	15.6
Deferred tax liability	1.6	1.5
Other accrued liabilities	117.0	112.1
	$339.0	$340.0
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has fixed and contingent obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date. Grace is obligated to make a payment of $30 million to the PD Trust in respect of ZAI PD Claims on February 3, 2017, and has recorded a liability of $28.7 million representing the present value of this amount in "debt payable after one year" in the accompanying Consolidated Balance Sheets. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments since Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
With respect to other asbestos property damage claims ("Other PD Claims"), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable. As of June 30, 2015, Grace has accrued $0.4 million since the Effective Date related to two Other PD Claims that were filed in the bankruptcy but were not resolved until after the Effective Date.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
Estimated Investigation and Remediation Costs
At June 30, 2015, Grace's estimated liability for environmental investigation and remediation costs totaled $53.5 million, compared with $61.7 million at December 31, 2014, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts. Net cash paid against previously established reserves for the six months ended June 30, 2015 and 2014, were $5.6 million and $7.0 million, respectively.
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
Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby at June 30, 2015, and December 31, 2014, was $13.4 million and $19.4 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At June 30, 2015, and December 31, 2014, Grace's estimated liability for response costs at sites not related to its former vermiculite mining and processing activities was $40.1 million and $42.3 million, respectively. This

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At June 30, 2015, Grace had gross financial assurances issued and outstanding of $123.0 million, composed of $34.2 million of surety bonds issued by various insurance companies and $88.8 million of standby letters of credit and other financial assurances issued by various banks.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.
9. Restructuring Expenses, Asset Impairments and Repositioning Expenses
Restructuring Expenses
In the second quarter, Grace incurred costs from restructuring actions as a result of changes in the business environment and its business structure, which are included in "other expense, net" in the Consolidated Statements of Operations. Grace incurred $4.4 million ($0.7 million in Catalysts Technologies,$3.0 million in Construction Products, $0.3 million in Materials Technologies, and $0.4 million in Corporate) of restructuring expenses during the second quarter, compared with $2.0 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2015.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses, Asset Impairments and Repositioning Expenses (Continued)

In the 2014 second quarter, Grace incurred an asset impairment charge of $9.7 million. The impairment charge related to the concrete production management systems product that is part of the Construction Products operating segment.

Restructuring Expenses and Asset Impairments (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring expenses	$4.4	$2.0	$13.9	$2.7
Asset impairments	—	9.7	—	9.7
Total restructuring expenses and asset impairments	$4.4	$11.7	$13.9	$12.4

Restructuring Liability (In millions)	Total
Balance, December 31, 2014	$4.5
Accruals for severance and other costs	13.9
Payments	(8.5)
Currency translation adjustments and other	0.2
Balance, June 30, 2015	$10.1
Repositioning Expenses
Repositioning expenses of $13.4 million and $20.3 million for the second quarter and six months primarily related to Grace's planned separation into two independent companies as follows:

(In millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Professional fees	$9.7	$16.1
Employee-related costs	3.7	4.2
Total	$13.4	$20.3
Substantially all of these costs are expected to be settled in cash.
10. Other Expenses, net
Components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Restructuring expenses and asset impairments	$4.4	$11.7	$13.9	$12.4
Asbestos and bankruptcy-related charges, net	—	(2.4)	(8.7)	6.4
Provision for environmental remediation, net	0.7	3.4	(2.6)	4.6
Net loss on sales of investments and disposals of assets	1.5	—	1.9	0.7
Currency transaction effects	1.7	0.4	(1.1)	0.7
Interest income	(0.1)	(0.5)	(0.2)	(1.0)
Other miscellaneous income	(0.2)	(1.7)	(0.8)	(2.9)
Total other expense, net	$8.0	$10.9	$2.4	$20.9

Notes to Consolidated Financial Statements (Continued)

10. Other Expense, net (Continued)

In the 2015 first quarter, Grace finalized its accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of bankruptcy liabilities.
11. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.9)	$0.3	$(0.6)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Other changes in funded status	(0.4)	0.1	(0.3)
Benefit plans, net	(1.2)	0.4	(0.8)
Currency translation adjustments	(0.7)	—	(0.7)
Gain from hedging activities	2.5	(0.9)	1.6
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$0.6	$(0.5)	$0.1

Six Months Ended June 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.8)	$0.7	$(1.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Other changes in funded status	(0.4)	0.1	(0.3)
Benefit plans, net	(1.9)	0.7	(1.2)
Currency translation adjustments	(11.5)	—	(11.5)
Loss from hedging activities	(0.4)	0.1	(0.3)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(13.8)	$0.8	$(13.0)

Three Months Ended June 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net gain due to postretirement plan changes	$41.9	$(14.7)	$27.2
Gain on termination of postretirement plans	(7.9)	2.8	(5.1)
Amortization of net prior service credit included in net periodic benefit cost	(0.2)	—	(0.2)
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.1)	0.1	—
Benefit plans, net	33.7	(11.8)	21.9
Currency translation adjustments	7.3	—	7.3
Loss from hedging activities	(3.7)	1.3	(2.4)
Loss on securities available for sale	(0.9)	0.3	(0.6)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$36.4	$(10.2)	$26.2

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net gain due to postretirement plan changes	$41.9	$(14.7)	$27.2
Gain on termination of postretirement plans	(7.9)	2.8	(5.1)
Amortization of net prior service credit included in net periodic benefit cost	(0.1)	—	(0.1)
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.3)	0.1	(0.2)
Benefit plans, net	33.6	(11.8)	21.8
Currency translation adjustments	5.2	—	5.2
Loss from hedging activities	(2.6)	0.9	(1.7)
Loss on securities available for sale	(0.8)	0.3	(0.5)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$35.4	$(10.6)	$24.8
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015 and 2014:

Six Months Ended June 30, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive income (loss) before reclassifications	(0.3)	(11.5)	2.2	(9.6)
Amounts reclassified from accumulated other comprehensive income	(0.9)	—	(2.5)	(3.4)
Net current-period other comprehensive loss	(1.2)	(11.5)	(0.3)	(13.0)
Ending balance	$2.8	$(34.3)	$(5.3)	$(36.8)

Six Months Ended June 30, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	27.2	5.2	(1.7)	—	(0.5)	30.2
Amounts reclassified from accumulated other comprehensive income	(5.4)	—	—	—	—	(5.4)
Net current-period other comprehensive income (loss)	21.8	5.2	(1.7)	—	(0.5)	24.8
Ending balance	$28.4	$10.4	$(2.2)	$(0.8)	$(0.4)	$35.4
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$57.4	$136.2	$110.1	$186.3
Denominators
Weighted average common shares—basic calculation	72.6	75.9	72.7	76.5
Dilutive effect of employee stock options	0.6	0.9	0.6	1.0
Weighted average common shares—diluted calculation	73.2	76.8	73.3	77.5
Basic earnings per share	$0.79	$1.79	$1.51	$2.44
Diluted earnings per share	$0.78	$1.77	$1.50	$2.40
There were approximately 0.4 million anti-dilutive options outstanding for the three and six months ended June 30, 2015. There were approximately 0.3 million and 0.1 million anti-dilutive options outstanding for the three and six months ended June 30, 2014.
On February 4, 2014, Grace announced that the Company's Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. The Company completed this initial share repurchase program on January 15, 2015. On February 5, 2015, the Company announced that its Board of Directors has authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the six months ended June 30, 2015, the Company repurchased 1,123,508 shares of Company common stock for $108.7 million pursuant to the terms of its share repurchase programs.
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
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense; income taxes; costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.
Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net Sales
Catalysts Technologies	$289.3	$313.2	$570.3	$597.7
Materials Technologies	204.2	236.1	404.5	455.9
Construction Products	288.6	288.7	527.9	528.9
Total	$782.1	$838.0	$1,502.7	$1,582.5
Adjusted EBIT
Catalysts Technologies segment operating income	$86.6	$97.5	$160.3	$168.7
Materials Technologies segment operating income	45.7	49.7	86.7	95.2
Construction Products segment operating income	53.9	45.0	83.3	70.4
Corporate costs	(23.1)	(22.8)	(43.7)	(45.3)
Gain on termination of postretirement plans related to current businesses	—	4.7	—	4.7
Certain pension costs	(6.3)	(8.0)	(12.8)	(16.3)
Total	$156.8	$166.1	$273.8	$277.4
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums.
Grace Adjusted EBIT for the three and six months ended June 30, 2015 and 2014, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Grace Adjusted EBIT	$156.8	$166.1	$273.8	$277.4
(Costs) benefit related to Chapter 11 and asbestos, net	(2.7)	(1.5)	7.0	(17.0)
Pension MTM adjustment and other related costs, net	—	—	(4.7)	4.8
Gain on termination of postretirement plans related to divested businesses	—	3.2	—	3.2
Restructuring expenses and asset impairments	(4.4)	(11.7)	(13.9)	(12.4)
Repositioning expenses	(13.4)	—	(20.3)	—
Gain on sale of product line	—	0.2	—	0.2
Income and expense items related to divested businesses	(0.4)	(3.6)	0.3	(4.7)
Interest expense, net	(24.9)	(24.2)	(49.8)	(43.1)
Net income attributable to noncontrolling interests	0.1	0.5	0.2	0.7
Income before income taxes	$111.1	$129.0	$192.6	$209.1

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.
Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net Sales
United States	$248.9	$238.7	$463.5	$444.7
Canada and Puerto Rico	25.3	21.6	43.1	38.2
Total North America	274.2	260.3	506.6	482.9
Europe Middle East Africa	242.5	289.8	477.7	564.7
Asia Pacific	185.7	190.1	362.3	355.0
Latin America	79.7	97.8	156.1	179.9
Total	$782.1	$838.0	$1,502.7	$1,582.5
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $108.7 million and $113.1 million as of June 30, 2015, and December 31, 2014, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $2.3 million and $8.5 million for the three and six months ended June 30, 2015, compared with $3.1 million and $6.8 million for the three and six months ended June 30, 2014, respectively.
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Grace sales of catalysts to ART	$63.3	$64.5	$117.5	$130.0
Charges for fixed costs, research and development and selling, general and administrative services to ART	5.9	7.1	11.8	14.6
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 26, 2016. No amounts were outstanding at June 30, 2015, and December 31, 2014.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2015, as the "second quarter," the quarter ended June 30, 2014, as the "prior-year quarter," the quarter ended March 31, 2015, as the "2015 first quarter," the six months ended June 30, 2015, as the "six months," and the six months ended June 30, 2014, as the "prior-year period." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales decreased 6.7% to $782.1 million, and increased 1.1% on a constant currency basis.

•	Adjusted EBIT decreased 5.6% to $156.8 million, and increased 4.8% on a constant currency basis.

•	Net income decreased 57.9% to $57.4 million or $0.78 per diluted share. Adjusted EPS was $1.19 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 31.6% on a trailing four quarters basis compared with 27.4% for the 2014 second quarter.
On February 5, 2015, the Company announced its intent to separate the business, assets and liabilities associated with the Grace Construction Products operating segment and the packaging technologies business (collectively, "GCP") into an independent publicly-traded company. Following the separation, Grace will consist of the Catalysts Technologies and Materials Technologies (excluding the packaging technologies business) operating segments. Grace intends that the separation transaction will be a tax-free spin-off to the Company's stockholders for U.S. federal income tax purposes and expects the transaction to be completed in the 2016 first quarter.
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

Global Scope
We operate our business on a global scale with approximately 71% of our annual 2014 sales and 69% of our six months sales outside the United States. We operate in over 40 countries and do business in more than 50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.

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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net sales:
Catalysts Technologies	$289.3	$313.2	(7.6)%	$570.3	$597.7	(4.6)%
Materials Technologies	204.2	236.1	(13.5)%	404.5	455.9	(11.3)%
Construction Products	288.6	288.7	—%	527.9	528.9	(0.2)%
Total Grace net sales	$782.1	$838.0	(6.7)%	$1,502.7	$1,582.5	(5.0)%
Net sales by region:
North America	$274.2	$260.3	5.3%	$506.6	$482.9	4.9%
Europe Middle East Africa	242.5	289.8	(16.3)%	477.7	564.7	(15.4)%
Asia Pacific	185.7	190.1	(2.3)%	362.3	355.0	2.1%
Latin America	79.7	97.8	(18.5)%	156.1	179.9	(13.2)%
Total net sales by region	$782.1	$838.0	(6.7)%	$1,502.7	$1,582.5	(5.0)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$86.6	$97.5	(11.2)%	$160.3	$168.7	(5.0)%
Materials Technologies segment operating income	45.7	49.7	(8.0)%	86.7	95.2	(8.9)%
Construction Products segment operating income	53.9	45.0	19.8%	83.3	70.4	18.3%
Corporate costs	(23.1)	(22.8)	(1.3)%	(43.7)	(45.3)	3.5%
Gain on termination of postretirement plans related to current businesses	—	4.7	NM	—	4.7	NM
Certain pension costs(B)	(6.3)	(8.0)	21.3%	(12.8)	(16.3)	21.5%
Adjusted EBIT	156.8	166.1	(5.6)%	273.8	277.4	(1.3)%
(Costs) benefit related to Chapter 11 and asbestos, net	(2.7)	(1.5)		7.0	(17.0)
Pension MTM adjustment and other related costs, net	—	—		(4.7)	4.8
Gain on termination of postretirement plans related to divested businesses	—	3.2		—	3.2
Restructuring expenses and asset impairments	(4.4)	(11.7)		(13.9)	(12.4)
Repositioning expenses	(13.4)	—		(20.3)	—
Gain on sale of product line	—	0.2		—	0.2
Income and expense items related to divested businesses	(0.4)	(3.6)		0.3	(4.7)
Interest expense, net	(24.9)	(24.2)	(2.9)%	(49.8)	(43.1)	(15.5)%
(Provision for) benefit from income taxes	(53.6)	7.7	NM	(82.3)	(22.1)	NM
Net income attributable to W. R. Grace & Co. shareholders	$57.4	$136.2	(57.9)%	$110.1	$186.3	(40.9)%
Diluted EPS (GAAP)	$0.78	$1.77	(55.9)%	$1.50	$2.40	(37.5)%
Adjusted EPS (non-GAAP)	$1.19	$1.22	(2.5)%	$2.01	$1.99	1.0%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Profitability performance measures:
Gross margin:
Catalysts Technologies	43.3%	43.6%	(0.3) pts	41.1%	41.4%	(0.3) pts
Materials Technologies	37.2%	35.0%	2.2 pts	36.2%	34.9%	1.3 pts
Construction Products	38.6%	36.2%	2.4 pts	37.3%	35.4%	1.9 pts
Segment Gross Margin	40.0%	38.6%	1.4 pts	38.5%	37.5%	1.0 pts
Pension costs in cost of goods sold	(0.3)%	(0.3)%	0.0 pts	(0.6)%	(0.2)%	(0.4) pts
Total Grace	39.7%	38.3%	1.4 pts	37.9%	37.3%	0.6 pts
Adjusted profitability performance measures:
Adjusted EBIT:
Catalysts Technologies	$86.6	$97.5	(11.2)%	$160.3	$168.7	(5.0)%
Materials Technologies	45.7	49.7	(8.0)%	86.7	95.2	(8.9)%
Construction Products	53.9	45.0	19.8%	83.3	70.4	18.3%
Corporate	(29.4)	(26.1)	(12.6)%	(56.5)	(56.9)	0.7%
Total Grace	156.8	166.1	(5.6)%	273.8	277.4	(1.3)%
Depreciation and amortization:
Catalysts Technologies	$17.0	$16.4	3.7%	$34.1	$33.0	3.3%
Materials Technologies	7.3	8.1	(9.9)%	14.8	16.1	(8.1)%
Construction Products	7.3	7.8	(6.4)%	14.7	15.4	(4.5)%
Corporate	1.7	1.7	—%	3.2	3.5	(8.6)%
Total Grace	33.3	34.0	(2.1)%	66.8	68.0	(1.8)%
Adjusted EBITDA:
Catalysts Technologies	$103.6	$113.9	(9.0)%	$194.4	$201.7	(3.6)%
Materials Technologies	53.0	57.8	(8.3)%	101.5	111.3	(8.8)%
Construction Products	61.2	52.8	15.9%	98.0	85.8	14.2%
Corporate	(27.7)	(24.4)	(13.5)%	(53.3)	(53.4)	0.2%
Total Grace	190.1	200.1	(5.0)%	340.6	345.4	(1.4)%
Adjusted EBIT margin:
Catalysts Technologies	29.9%	31.1%	(1.2) pts	28.1%	28.2%	(0.1) pts
Materials Technologies	22.4%	21.1%	1.3 pts	21.4%	20.9%	0.5 pts
Construction Products	18.7%	15.6%	3.1 pts	15.8%	13.3%	2.5 pts
Total Grace	20.0%	19.8%	0.2 pts	18.2%	17.5%	0.7 pts
Adjusted EBITDA margin:
Catalysts Technologies	35.8%	36.4%	(0.6) pts	34.1%	33.7%	0.4 pts
Materials Technologies	26.0%	24.5%	1.5 pts	25.1%	24.4%	0.7 pts
Construction Products	21.2%	18.3%	2.9 pts	18.6%	16.2%	2.4 pts
Total Grace	24.3%	23.9%	0.4 pts	22.7%	21.8%	0.9 pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2015	June 30, 2014
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$622.6	$558.1
Invested Capital:
Trade accounts receivable	480.9	539.9
Inventories	322.8	334.6
Accounts payable	(273.0)	(311.5)
	530.7	563.0
Other current assets (excluding income taxes)	80.7	79.9
Properties and equipment, net	825.4	835.2
Goodwill	444.8	467.7
Technology and other intangible assets, net	273.6	305.2
Investment in unconsolidated affiliate	108.7	102.7
Other assets (excluding capitalized financing fees)	25.2	41.4
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, restructuring, repositioning and accrued interest)	(244.2)	(258.8)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses)	(75.4)	(101.6)
Total invested capital	$1,969.5	$2,034.7
Adjusted EBIT Return On Invested Capital	31.6%	27.4%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months Ended June 30, 2015 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2014
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(1.5)%	(0.1)%	(6.0)%	(7.6)%
Materials Technologies	(3.6)%	0.8%	(10.7)%	(13.5)%
Construction Products	5.6%	1.8%	(7.4)%	—%
Net sales	0.3%	0.8%	(7.8)%	(6.7)%
By Region:
North America	4.5%	1.1%	(0.3)%	5.3%
Europe Middle East Africa	1.2%	(0.2)%	(17.3)%	(16.3)%
Asia Pacific	1.0%	(0.2)%	(3.1)%	(2.3)%
Latin America	(14.5)%	4.8%	(8.8)%	(18.5)%
Sales for the second quarter decreased 6.7% compared with the prior-year quarter. The sales decrease was due to unfavorable currency translation (-7.8%), partially offset by higher sales volumes (+0.3%) and improved pricing (+0.8%). As the dollar strengthened against the Euro and other currencies, unfavorable currency translation negatively affected all operating segments, primarily in Europe. Unfavorable currency translation also affected Construction Products and Materials Technologies in Latin America.
Segment Gross Margin increased 140 basis points to 40.0% for the second quarter from 38.6% for the prior-year quarter due to lower manufacturing costs in all three operating segments, including lower raw material costs which had a positive effect of approximately 90 basis points, and improved product mix and pricing in Materials Technologies and Construction Products.

	Six Months Ended June 30, 2015 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2014
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	1.0%	—%	(5.6)%	(4.6)%
Materials Technologies	(2.7)%	0.9%	(9.5)%	(11.3)%
Construction Products	4.6%	1.4%	(6.2)%	(0.2)%
Net sales	1.2%	0.7%	(6.9)%	(5.0)%
By Region:
North America	4.4%	0.8%	(0.3)%	4.9%
Europe Middle East Africa	(0.4)%	—%	(15.0)%	(15.4)%
Asia Pacific	4.7%	0.1%	(2.7)%	2.1%
Latin America	(9.6)%	3.9%	(7.5)%	(13.2)%
Sales for the six months decreased 5.0% overall compared with the prior-year quarter. The sales decrease was due to unfavorable currency translation (-6.9%), partially offset by higher sales volumes (+1.2%) and improved pricing (+0.7%). As the dollar strengthened against the Euro and other currencies, unfavorable currency translation negatively affected all operating segments, primarily in Europe. Unfavorable currency translation also affected Construction Products and Materials Technologies in Latin America.
Segment Gross Margin increased 100 basis points to 38.5% for the six months from 37.5% for the prior-year period due to lower manufacturing costs in all three operating segments, including lower raw material costs which had a positive effect of approximately 70 basis points, and improved product mix and pricing in Materials Technologies and Construction Products.
Adjusted EBIT
Adjusted EBIT was $156.8 million for the second quarter, a decrease of 5.6% compared with the prior-year quarter, primarily due to unfavorable currency translation of approximately $17 million. The prior year quarter includes a gain of $4.7 million related to the termination of certain retiree benefit plans that lowered corporate costs. Adjusted EBIT increased 4.8% on a constant currency basis primarily due to increased Segment Gross Margin.
Adjusted EBIT was $273.8 million for the six months, a decrease of 1.3% compared with the prior-year period, primarily due to unfavorable currency translation of approximately $28 million. The prior year period includes a gain of $4.7 million related to the termination of certain retiree benefit plans that lowered corporate costs. Adjusted EBIT increased 8.8% on a constant currency basis primarily due to increased Segment Gross Margin.

Grace Net Income
Grace net income was $57.4 million for the second quarter, a decrease of 57.9% compared with $136.2 million for the prior-year quarter. The decrease was primarily due to a higher provision for income taxes in the second quarter compared with a benefit from income taxes in the prior-year quarter, a one-time gain on termination of certain retiree benefit plans in 2014, and lower segment operating income.
Grace net income was $110.1 million for the six months, a decrease of 40.9% compared with $186.3 million for the prior-year period. The decrease was primarily due to a higher provision for income taxes in the six months compared with a benefit from income taxes in the prior-year second quarter, a one-time gain on termination of certain retiree benefit plans in 2014, and lower segment operating income.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2015				2014
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.78				$1.77
Costs related to Chapter 11 and asbestos, net	$2.7	$1.0	$1.7	0.02	$1.5	$0.4	$1.1	0.01
Gain on termination of postretirement plans related to divested businesses	—	—	—	—	(3.2)	(1.1)	(2.1)	(0.03)
Restructuring expenses and asset impairments	4.4	1.1	3.3	0.05	11.7	2.5	9.2	0.12
Repositioning expenses	13.4	0.5	12.9	0.18	—	—	—	—
Gain on sale of product line	—	—	—	—	(0.2)	(0.1)	(0.1)	—
Income and expense items related to divested businesses	0.4	0.2	0.2	—	3.6	0.7	2.9	0.04
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(11.9)	11.9	0.16		53.2	(53.2)	(0.69)
Adjusted EPS (non-GAAP)				$1.19				$1.22

	Six Months Ended June 30,
	2015				2014
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.50				$2.40
(Benefit) costs related to Chapter 11 and asbestos, net	$(7.0)	$(2.6)	$(4.4)	(0.06)	$17.0	$5.5	$11.5	0.15
Gain on termination of postretirement plans related to divested businesses	—	—	—	—	(3.2)	(1.1)	(2.1)	(0.03)
Pension MTM adjustment and other related costs, net	4.7	1.7	3.0	0.04	(4.8)	(1.8)	(3.0)	(0.04)
Restructuring expenses and asset impairments	13.9	4.7	9.2	0.13	12.4	2.7	9.7	0.13
Repositioning expenses	20.3	3.8	16.5	0.23	—	—	—	—
Gain on sale of product line	—	—	—	—	(0.2)	(0.1)	(0.1)	—
Income and expense items related to divested businesses	(0.3)	(0.1)	(0.2)	—	4.7	1.5	3.2	0.04
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(12.2)	12.2	0.17		51.2	(51.2)	(0.66)
Adjusted EPS (non-GAAP)				$2.01				$1.99
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter increased to 31.6% on a trailing four quarters basis from 27.4% on the same basis for the prior-year period. This increase was primarily due to higher Adjusted EBIT. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies
Sales were $289.3 million for the second quarter, a decrease of 7.6% from the prior-year quarter. The decrease was primarily due to unfavorable currency translation (-6.0%) and lower sales volumes (-1.5%) and pricing (-0.1%). The decrease in sales volumes includes a decrease in sales of refining catalysts and polypropylene process licenses, partially offset by an increase in sales of specialty catalysts.  Sales of refining catalysts were negatively affected by the timing of customer orders in Latin America and the timing of customer transitions in preparation for new sales volumes as a result of securing strategic customer positions  We expect these customer transitions to continue through year-end 2015.
Sales were $570.3 million for the six months, a decrease of 4.6% compared with the prior-year period. The decrease was due to unfavorable currency translation (-5.6%), partially offset by higher sales volumes (+1.0%). Prices were unchanged compared with the prior-year period. Sales volumes in specialty catalysts increased during the six months, partially offset by decreased sales volumes in refining catalysts in the second quarter.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $125.4 million for the second quarter, a decrease of 8.2% from the prior-year quarter. Gross margin decreased to 43.3% from 43.6% for the prior-year quarter. Gross profit decreased primarily due to unfavorable currency translation, lower licensing sales and lower refining catalysts sales volumes, partially offset by lower manufacturing costs, including lower raw material costs which had a positive effect of approximately 70 basis points. The decrease in gross margin was primarily due to a decline in licensing sales, partially offset by lower manufacturing costs.
Operating income was $86.6 million for the second quarter, a decrease of 11.2% from the prior-year quarter. The decrease was primarily due to lower gross profit and reduced earnings from the ART joint venture. The ART joint venture contributed $2.3 million to operating income, a decrease of $0.8 million from the prior-year quarter. Operating margin for the second quarter decreased by 120 basis points to 29.9%.
Gross profit was $234.3 million for the six months, a decrease of 5.3% from the prior-year period. Gross margin decreased to 41.1% from 41.4% for the prior-year period. Gross profit decreased primarily due to unfavorable currency translation, lower licensing sales in the second quarter and lower refining catalysts sales volumes in the second quarter, partially offset by lower manufacturing costs, including lower raw material costs which had a positive effect of approximately 60 basis points. The decrease in gross margin was primarily due to a decline in licensing sales, partially offset by lower manufacturing costs.
Operating income was $160.3 million for the six months, a decrease of 5.0% compared with the prior-year period. The decrease was primarily due to lower gross profit partially offset by higher earnings from the ART joint venture. The ART joint venture contributed $8.5 million to operating income, an increase of $1.7 million from the prior-year period. Operating margin for the six months decreased by 10 basis points to 28.1%.

Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies
Sales were $204.2 million for the second quarter, a decrease of 13.5% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-10.7%) and lower sales volumes (-3.6%), partially offset by improved pricing (+0.8%). Unfavorable currency translation, primarily in Europe and Latin America, affected both engineered materials and packaging products as the dollar strengthened against the Euro and other currencies. Unfavorable currency translation in Latin America was partially offset by price increases in that region. Sales volumes decreased primarily due to weak demand in Europe and the emerging regions, partially offset by increased volume in North America and developed Asia Pacific.
Sales were $404.5 million for the six months, a decrease of 11.3% compared with the prior-year period. The decrease was due to unfavorable currency translation (-9.5%) and lower sales volumes (-2.7%), partially offset by improved pricing (+0.9%). Unfavorable currency translation, primarily in Europe and the emerging regions, affected both engineered materials and packaging products as the dollar strengthened against the Euro and other currencies. Unfavorable currency translation in Latin America was partially offset by price increases in that region. Sales volumes decreased in all regions except EMEA in both product groups.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $75.9 million for the second quarter, a decrease of 8.1% from the prior-year quarter. Gross margin was 37.2% compared with 35.0% for the prior-year quarter. The gross profit decline was primarily due to unfavorable currency translation and lower sales volumes, partially offset by lower manufacturing costs, including lower raw material costs which had a positive effect of approximately 110 basis points. The gross margin increase was primarily due to lower manufacturing costs, better product mix and improved pricing.
Operating income was $45.7 million for the second quarter, a decrease of 8.0% from the prior-year quarter, primarily due to lower gross profit. Operating margin for the second quarter was 22.4%, an increase of 130 basis points from the prior-year quarter.
Gross profit was $146.5 million for the six months, a decrease of 8.0% from the prior-year period. Gross margin was 36.2% compared with 34.9% for the prior-year period. The gross profit decrease was primarily due to unfavorable currency translation and lower sales volumes, partially offset by lower manufacturing costs, including lower raw material costs which had a positive effect of approximately 110 basis points. The gross margin increase was primarily due to lower manufacturing costs and improved pricing.
Operating income was $86.7 million for the six months, a decrease of 8.9% compared with the prior-year period, primarily due to lower gross profit. Operating margin for the six months was 21.4%, an increase of 50 basis points from the prior-year period.

Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Construction Products
Sales were $288.6 million for the second quarter, unchanged compared with the prior-year quarter. The effect of unfavorable currency translation (-7.4%) was offset by higher sales volumes (+5.6%) and improved pricing (+1.8%). Unfavorable currency translation affected sales of both product groups with the largest effects in Europe and Latin America as the dollar strengthened against the Euro and other currencies. Sales volumes increased in both product groups in North America and, to a lesser extent, other regions due to increased demand. Pricing improved primarily in SCC in Latin America where it offset unfavorable currency translation in that region and in SBM in North America and EMEA.
Sales were $527.9 million for the six months, a decrease of 0.2% compared with the prior-year period. The decrease was due to unfavorable currency translation (-6.2%), partially offset by higher sales volumes (+4.6%) and improved pricing (+1.4%). Unfavorable currency translation affected sales of both product groups with the largest effects in Europe and Latin America as the dollar strengthened against the Euro and other currencies. Sales volumes increased in both product groups in North America and Asia Pacific due to increased demand. SCC sales volumes decreased in Europe due to weaker demand. Pricing improved primarily in SCC in Latin America where it partially offset unfavorable currency translation in that region and in SBM primarily in North America.

Segment Operating Income (SOI) and Margin—Grace Construction Products
Gross profit was $111.5 million for the second quarter, an increase of 5.3% from the prior-year quarter. Gross margin was 38.6% for the second quarter compared with 36.2% for the prior-year quarter. Gross profit and gross margin increased primarily due to increased sales volumes, improved product mix and improved pricing, partially offset by unfavorable currency translation.
Operating income was $53.9 million for the second quarter, an increase of 19.8% compared with the prior-year quarter. The increase was primarily due to increased gross profit, partially offset by higher operating expenses. Operating margin for the second quarter was 18.7%, an improvement of 310 basis points compared with the prior-year quarter.
Gross profit was $197.1 million for the six months, an increase of 3.4% compared with the prior-year period. Gross margin improved to 37.3% compared with 35.4% for the prior-year period. Gross profit and gross margin increased due to increased sales volumes, improved product mix and improved pricing
Operating income was $83.3 million for the six months, an increase of 18.3% compared with the prior-year period. The increase was primarily due to increased gross profit, partially offset by higher operating expenses. Operating margin for the six months was 15.8%, an improvement of 250 basis points compared with the prior-year period.
Corporate Overview

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the second quarter increased $0.3 million from the prior-year quarter. Corporate costs for the six months decreased $1.6 million from the prior-year period, primarily due to lower long term incentive plan accruals in the first quarter of 2015.
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $6.3 million and $12.8 million compared with $8.0 million and $16.3 million for the corresponding prior-year periods. The decreases were primarily due to lower interest costs.
Repositioning Expenses
Repositioning expenses of $13.4 million and $20.3 million for the second quarter and six months primarily related to our planned separation into two independent companies as follows:

(In millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Professional fees	$9.7	$16.1
Employee-related costs	3.7	4.2
Total	$13.4	$20.3
We are spending a significant amount of time and money to complete the separation transaction. We are excluding from Adjusted EBIT specific third party costs of advisors, attorneys and accountants that are assisting us with the separation. We have also excluded certain internal costs that we would not have spent in 2015 absent the separation. Internal costs primarily include compensation, benefits and specific costs related to the separation.
Interest and Financing Expenses
Interest and financing expenses were $24.9 million and $49.8 million for the second quarter and six months, increases of 2.9% and 15.5% compared with the corresponding prior-year periods, primarily due to new debt incurred during 2014, partially offset by reduced interest accretion on deferred payment obligations due to the settlement of the PI deferred payment obligation during the 2014 third quarter.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the six months and the prior-year period would have been $67.4 million and $73.2 million, respectively. The primary differences between these amounts and the recorded provision for income taxes of $82.3 million and $22.1 million, respectively, are, in the current period, adjustments related to 2015 costs associated with the separation transaction and, in the prior-year period, a benefit for the release of reserves related to uncertain tax positions.
We generated approximately $1,800 million in U.S. federal tax deductions relating to our emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence, $632 million upon payment of the PI deferred payment obligation, and $490 million upon repurchase of the warrant held by the PI Trust. These items, a significant portion of which were previously recorded as deferred tax assets for temporary differences, will be available to reduce U.S. federal taxable income in 2015 and future years. We also expect to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The present value of the expected settlement amount has already been recorded as a deferred tax asset for temporary differences. We expect to carryforward U.S. federal NOLs generated during 2014 and 2015. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income.
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, were $22.4 million for the six months, or approximately 12% of income before income taxes. Our annual cash tax rate is expected to be approximately 16% including estimated tax costs related to the separation.
We expect to restructure certain legal entities and execute other transactions having income tax consequences, including repatriation of undistributed earnings of our foreign subsidiaries, prior to completion of the separation. The process of analyzing the tax consequences of these transactions is ongoing and includes consideration of whether it will be necessary to record a tax liability for any of these transactions. As part of our separation plan, we expect to repatriate approximately $131 million from our foreign subsidiaries in the third and fourth quarters of 2015. We estimate that this will increase our provision for income taxes in 2015 by approximately $16 million with approximately $11 million recorded as a discrete item in the second quarter. Additional repatriations may occur as we continue to analyze our 2015 cash position in anticipation of completion of the separation transaction.
With the exception of the repatriation of earnings resulting from the separation plan, we expect undistributed earnings of our foreign subsidiaries to remain permanently reinvested in such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no U.S. tax consequences.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2015.
Our principal uses of cash are generally capital investments and acquisitions, working capital investments, contributions to our defined benefit pension plans, and the repayment of debt. We also repurchase shares of our common stock. In January 2015, we completed the initial $500 million share repurchase program authorized by our Board of Directors following emergence from bankruptcy. The Board of Directors has authorized an additional share repurchase program of up to $500 million. Under these programs, during the six months we repurchased 1,123,508 shares of Company common stock for $108.7 million.
We believe that the cash we expect to generate during 2015 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, and share repurchase program, and meet our debt and pension obligations.
On February 5, 2015, we announced that the Grace Board of Directors had approved a plan to separate Grace into two independent, publicly traded companies. Prior to the separation, we plan to raise new debt capital at GCP and repay a substantial amount of the borrowings under the Credit Agreement. We expect that the Senior Notes and Credit Agreement will remain with Grace but the Credit Agreement will require an amendment to permit the separation. We expect that the anticipated combined leverage of the two companies will be similar to existing Grace.
Cash Resources and Available Credit Facilities
At June 30, 2015, we had available liquidity of $800.0 million, consisting of $366.9 million in cash and cash equivalents ($67.6 million in the U.S.), $348.4 million available under our revolving credit facility, and $84.7 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of June 30, 2015:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$55.9	$8.9	12/31/2015
Other countries	127.0	75.8	Various through 2016
Total	$182.9	$84.7

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash used for operating activities	$(244.1)	$(1,186.3)
Net cash (used for) provided by investing activities	(73.9)	312.3
Net cash provided by financing activities	138.8	194.9
Effect of currency exchange rate changes on cash and cash equivalents	(11.4)	(1.8)
Decrease in cash and cash equivalents	(190.6)	(680.9)
Cash and cash equivalents, beginning of period	557.5	964.8
Cash and cash equivalents, end of period	$366.9	$283.9
Net cash used for operating activities for the six months was $244.1 million, compared with $1,186.3 million for the prior-year period. In the 2014 first quarter, we paid $1,308.4 million in connection with our emergence from Chapter 11. In the 2015 first quarter, we paid $490.0 million to repurchase the warrant issued at emergence.
Net cash used for investing activities for the six months was $73.9 million, compared with net cash provided by investing activities of $312.3 million for the prior-year period. In the 2014 first quarter, we transferred $395.4 million from restricted cash and cash equivalents to cash in connection with our emergence from Chapter 11.
Net cash provided by financing activities for the six months was $138.8 million, compared with $194.9 million in the prior-year period. The year-over-year change in cash flow was primarily due to higher net borrowings under credit arrangements in the 2014 first quarter, partially offset by higher cash paid for repurchases of common stock in the 2014 second quarter.
Included in net cash used for operating activities are Chapter 11 and asbestos expenses paid of $492.8 million and $1,368.7 million, restructuring expenses paid of $8.5 million and $3.4 million, and cash paid for legacy items of $5.5 million and $4.1 million for the six months and prior-year period, respectively, repositioning expenses paid of $10.1 million and capital expenditures related to repositioning of $0.8 million for the six months and accelerated defined benefit pension plan contributions of $75.0 million in the prior-year period. These cash flows totaled $517.7 million and $1,451.2 million for the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2015, was $2,223.3 million. On January 30, 2015, we borrowed on the $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the PI Trust for a cash payment of $490 million.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
U.S. advance-funded plans	$—	$75.0	$—	$75.0
U.S. pay-as-you-go plans(1)	1.8	1.6	3.5	3.3
Non-U.S. advance-funded plans	0.3	1.1	1.4	5.9
Non-U.S. pay-as-you-go plans	1.9	2.6	3.7	4.9
Total Cash Contributions	$4.0	$80.3	$8.6	$89.1
___________________________________________________________________________________________________________________

(1)	Excludes benefit payments of approximately $28 million which were paid in 2014 from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $5.1 million to these plans during the six months compared with $10.8 million during the prior-year period.
Postretirement Benefits Other Than Pensions
We have provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the second quarter and six months was $0.7 million and $1.0 million, respectively, compared with $1.1 million and $2.2 million for the corresponding prior-year periods. We received Medicare subsidy payments of $1.0 million during the six months and $0.2 million during the prior-year period. Our recorded liability for postretirement benefits is $3.0 million as of June 30, 2015.
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
The following table includes the exchange rates published by the Central Bank of Venezuela for the three legal exchange mechanisms administered by the Venezuelan government along with the USD equivalent of our net asset position as of June 30, 2015, and sales for the six months at each of the published rates at June 30, 2015:

Exchange Mechanism (in millions, except exchange rate amounts)	USD Exchange Rate June 30, 2015	Net Monetary Assets USD Equivalent June 30, 2015	Foreign Exchange (Gain)/Loss(1) Six Months Ended June 30, 2015	Sales USD Equivalent Six Months Ended June 30, 2015	Foreign Exchange Translation Impact on Sales(1) Six Months Ended June 30, 2015
CENCOEX	6.3	$35.3	$—	$26.5	$—
SICAD	12.0	18.5	16.8	13.9	12.6
SIMADI	197.3	1.1	34.2	0.8	25.7
___________________________________________________________________________________________________________________

(1)	Represents the potential impact to the Consolidated Financial Statements if we had used the respective alternative exchange mechanism to remeasure our net monetary asset position as of June 30, 2015.
In addition to our monetary assets and liabilities, we also have significant non-monetary assets that would need to be assessed for impairment if there is either a devaluation to the official exchange rate or if we determine that an alternative rate is more appropriate for remeasurement purposes. At June 30, 2015, these included inventory of $5.2 million and fixed assets of $3.7 million.
As of June 30, 2015, we continued to transact the majority of our business at the official exchange rate of 6.3 bolivars to 1 U.S. dollar. Since January 1, 2014, we have received payments of $15.6 million at the official exchange rate. As of December 31, 2014, and June 30, 2015, we had $6.0 million and $7.9 million, respectively, pending approval for payment at the official exchange rate. We have no reason to believe that we will not receive approval for payment at the official rate for these amounts. We have only exchanged $0.1 million through alternative exchange mechanisms since we began to account for Venezuela as a highly inflationary economy. Accordingly, we continued to use the official exchange rate for remeasurement purposes at June 30, 2015.
Materials Technologies and Construction Products have operated in Venezuela for several decades with sales in that country of approximately 2% and 4%, respectively, of each segment’s six months sales in 2015. Bolivar-denominated sales represented approximately 2% of our total sales for the six months. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions and this trend has continued in the 2015 second quarter. It has become increasingly difficult for us and our customers to operate normally in the country as currency and import controls have impacted our ability to import necessary raw materials for production.
We have no assurance that we will be able to economically import necessary raw materials for production at the official exchange rate or at one or more of the alternative exchange rates described above. If we are unable to do so, we may have to reevaluate our use of the official exchange rate. If we or our customers are unable to resume normal operations, we may experience further reductions to our sales and earnings. These factors as well as further government actions affecting our ability to do business could also affect both our results of operations as well as our accounting presentation for the Venezuelan business.
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2015, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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
The following table presents information regarding the repurchase of Grace common stock by Grace or any "affiliated purchaser" of Grace during the three months ended June 30, 2015:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2015 - 4/30/2015	136,400	97.97	136,400	461.0
5/1/2015 - 5/31/2015	236,700	96.92	236,700	438.1
6/1/2015 - 6/30/2015	206,104	99.81	206,104	421.1
Total	579,204	98.20	579,204
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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
10.1	Executive Annual Incentive Compensation Plan	Exhibit 10.1 to Form 8-K (filed 5/12/15) SEC File No.: 001-13953
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 8/5/2015	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 8/5/2015	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 8/5/2015	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10.1	Executive Annual Incentive Compensation Plan	Exhibit 10.1 to Form 8-K (filed 5/12/15) SEC File No.: 001-13953
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith