Form 10-Q
period 2015-09-30
W R GRACE & CO
filed 2015-11-05
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Common Stock, $0.01 par value per share	70,637,840 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014 and the consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2015 and September 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
November 5, 2015

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net sales	$790.1	$856.4	$2,292.8	$2,438.9
Cost of goods sold	478.2	528.6	1,412.0	1,521.0
Gross profit	311.9	327.8	880.8	917.9
Selling, general and administrative expenses	136.3	147.7	409.4	428.5
Research and development expenses	17.4	20.5	53.2	61.3
Interest expense and related financing costs	25.3	14.7	74.9	37.0
Interest accretion on deferred payment obligations	0.2	43.7	0.6	65.5
Loss in Venezuela	60.8	1.0	60.8	1.0
Repositioning expenses	14.0	—	34.3	—
Equity in earnings of unconsolidated affiliate	(3.6)	(6.4)	(12.1)	(13.2)
Gain on termination and curtailment of postretirement plans	(4.5)	(23.7)	(4.5)	(31.6)
Chapter 11 expenses, net	1.1	1.7	4.3	10.8
Other expense, net	10.7	9.0	13.1	29.9
Total costs and expenses	257.7	208.2	634.0	589.2
Income before income taxes	54.2	119.6	246.8	328.7
Provision for income taxes	(40.1)	(44.6)	(122.4)	(66.7)
Net income	14.1	75.0	124.4	262.0
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(0.5)	(1.2)
Net income attributable to W. R. Grace & Co. shareholders	$13.8	$74.5	$123.9	$260.8
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.19	$1.00	$1.71	$3.44
Weighted average number of basic shares	72.1	74.7	72.5	75.9
Diluted earnings per share:
Net income attributable to W. R. Grace & Co. shareholders	$0.19	$0.99	$1.69	$3.40
Weighted average number of diluted shares	72.7	75.6	73.1	76.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income	$14.1	$75.0	$124.4	$262.0
Other comprehensive (loss) income:
Defined benefit pension and other postretirement plans, net of income taxes	(2.6)	(18.6)	(3.8)	3.2
Currency translation adjustments	(32.8)	(12.7)	(44.3)	(7.5)
(Loss) gain from hedging activities, net of income taxes	(1.4)	0.7	(1.7)	(1.0)
Other than temporary impairment of investment	—	0.8	—	0.8
Gain (loss) on securities available for sale, net of income taxes	—	0.4	—	(0.1)
Total other comprehensive (loss) income attributable to noncontrolling interests	(0.6)	0.7	0.1	0.8
Total other comprehensive loss	(37.4)	(28.7)	(49.7)	(3.8)
Comprehensive (loss) income	(23.3)	46.3	74.7	258.2
Less: comprehensive loss (income) attributable to noncontrolling interests	0.3	(1.2)	(0.6)	(2.0)
Comprehensive (loss) income attributable to W. R. Grace & Co. shareholders	$(23.0)	$45.1	$74.1	$256.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
OPERATING ACTIVITIES
Net income	$124.4	$262.0
Reconciliation to net cash used for operating activities:
Depreciation and amortization	99.5	102.3
Equity in earnings of unconsolidated affiliate	(12.1)	(13.2)
Dividends received from unconsolidated affiliate	11.8	11.2
Chapter 11 expenses, net	4.3	10.8
Asbestos and bankruptcy related charges, net	(8.7)	6.8
Cash paid for Chapter 11 and asbestos	(493.8)	(1,344.6)
Cash paid to settle deferred payment obligation	—	(632.0)
Provision for income taxes	122.4	66.7
Cash paid for income taxes, net of refunds	(34.2)	(21.7)
Excess tax benefits from stock-based compensation	—	(0.7)
Cash paid for interest on credit arrangements	(55.7)	(19.8)
Defined benefit pension expense	23.9	19.5
Cash paid under defined benefit pension arrangements	(13.2)	(94.1)
Currency and other losses in Venezuela	72.5	1.0
Cash paid for repositioning	(18.6)	—
Cash paid for restructuring	(12.1)	(4.8)
Cash paid for environmental remediation	(8.7)	(9.7)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(35.4)	(51.4)
Inventories	(16.4)	(49.9)
Accounts payable	40.0	18.6
All other items, net	129.3	106.6
Net cash used for operating activities	(80.8)	(1,636.4)
INVESTING ACTIVITIES
Capital expenditures	(112.4)	(121.7)
Transfer from restricted cash and cash equivalents	—	395.4
Other investing activities	(1.7)	5.7
Net cash (used for) provided by investing activities	(114.1)	279.4
FINANCING ACTIVITIES
Borrowings under credit arrangements	306.3	1,114.4
Repayments under credit arrangements	(85.7)	(750.0)
Proceeds from issuance of bonds	—	1,000.0
Cash paid for debt financing costs	(0.4)	(38.6)
Cash paid for repurchases of common stock	(220.1)	(334.4)
Proceeds from exercise of stock options	24.9	17.6
Excess tax benefits from stock-based compensation	—	0.7
Other financing activities	—	0.2
Net cash provided by financing activities	25.0	1,009.9
Effect of currency exchange rate changes on cash and cash equivalents	(56.5)	(9.7)
Decrease in cash and cash equivalents	(226.4)	(356.8)
Cash and cash equivalents, beginning of period	557.5	964.8
Cash and cash equivalents, end of period	$331.1	$608.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$331.1	$557.5
Trade accounts receivable, less allowance of $7.8 (2014—$5.8)	455.2	481.1
Inventories	323.1	332.8
Deferred income taxes	239.6	235.4
Other current assets	77.3	84.1
Total Current Assets	1,426.3	1,690.9
Properties and equipment, net of accumulated depreciation and amortization of $1,747.1 (2014—$1,818.4)	813.9	833.5
Goodwill	439.9	452.9
Technology and other intangible assets, net	265.7	288.0
Deferred income taxes	545.6	612.0
Overfunded defined benefit pension plans	44.7	44.1
Investment in unconsolidated affiliate	112.1	113.1
Other assets	59.3	60.7
Total Assets	$3,707.5	$4,095.2
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$72.0	$96.8
Accounts payable	262.3	255.3
PI warrant liability	—	490.0
Other current liabilities	380.8	340.0
Total Current Liabilities	715.1	1,182.1
Debt payable after one year	2,143.8	1,919.0
Deferred income taxes	17.7	19.3
Income tax contingencies	22.5	24.0
Underfunded and unfunded defined benefit pension plans	440.0	457.5
Other liabilities	111.0	124.3
Total Liabilities	3,450.1	3,726.2
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 71,354,446 (2014—72,922,565)	0.8	0.7
Paid-in capital	491.1	526.1
Retained earnings	416.0	292.1
Treasury stock, at cost: shares: 6,102,179 (2014—4,524,688)	(581.3)	(429.2)
Accumulated other comprehensive loss	(73.6)	(23.8)
Total W. R. Grace & Co. Shareholders' Equity	253.0	365.9
Noncontrolling interests	4.4	3.1
Total Equity	257.4	369.0
Total Liabilities and Equity	$3,707.5	$4,095.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$534.2	$15.8	$—	$10.6	$10.6	$571.2
Net income	—	260.8	—	—	1.2	262.0
Repurchase of common stock	—	—	(334.4)	—	—	(334.4)
Purchase of noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Stock based compensation	9.9	—	—	—	—	9.9
Exercise of stock options	(7.2)	—	24.8	—	—	17.6
Tax benefit related to stock plans	0.7	—	—	—	—	0.7
Shares issued	1.9	—	—	—	—	1.9
Other comprehensive income (loss)	—	—	—	(4.6)	0.8	(3.8)
Balance, September 30, 2014	$539.5	$276.6	$(309.6)	$6.0	$11.9	$524.4
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income	—	123.9	—	—	0.5	124.4
Repurchase of common stock	—	—	(220.1)	—	—	(220.1)
Purchase of noncontrolling interest	(0.7)	—	—	—	0.7	—
Stock based compensation	7.4	—	—	—	—	7.4
Exercise of stock options	(43.1)	—	68.0	—	—	24.9
Tax benefit related to stock plans	0.5	—	—	—	—	0.5
Shares issued	1.0	—	—	—	—	1.0
Other comprehensive income (loss)	—	—	—	(49.8)	0.1	(49.7)
Balance, September 30, 2015	$491.9	$416.0	$(581.3)	$(73.6)	$4.4	$257.4

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
The results of operations for the nine-month interim period ended September 30, 2015, are not necessarily indicative of the results of operations for the year ending December 31, 2015.
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
Venezuela    Until September 30, 2015, Grace accounted for its results in Venezuela at the official exchange rate of 6.3 bolivars to U.S. dollar. Based on developments in the 2015 third quarter, including changed expectations about Grace's ability to import raw materials at the official exchange rate in the future and the increase in inflation, Grace determined that it is no longer appropriate to do so. Effective September 30, 2015, Grace is accounting for its results in Venezuela at the SIMADI rate. At September 30, 2015, this rate was 199 bolivars to U.S. dollar. Grace recorded a pre-tax charge of $72.5 million in the 2015 third quarter to reflect the devaluation of monetary assets and the impairment of non-monetary assets, including $40.5 million for cash, $26.7 million for working capital and $5.3 million for properties and equipment. Of this amount, $11.7 million related to inventory was recorded in cost of goods sold, and $60.8 million related to other assets and liabilities was recorded as a separate line in the Consolidated Statement of Operations. Grace will continue to operate in Venezuela; however, the remaining assets and liabilities, as well as future sales, earnings and cash flows of Grace's Venezuelan subsidiary will be immaterial after September 30, 2015. See "Item 2. Management's Discussion and Analysis—Venezuela" for further discussion.
Effect of New Accounting Standards    In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update is intended to change the requirements for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s ("IASB") reporting requirements for discontinued operations. Grace adopted this standard in the first quarter, and it did not have a material effect on the Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements were to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers—Deferral of the Effective Date," deferring the effective date by one year but permitting adoption as of the original effective date. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Grace does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on the Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's treatment of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The update clarifies ASU 2015-03, allowing debt issuance costs related to line of credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new requirements are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, with early

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

adoption permitted. Grace is currently evaluating the effect of these updates on the Consolidated Financial Statements and the timing of adoption. As of September 30, 2015, capitalized financing fees included in other assets in the Consolidated Balance Sheet were $33.4 million.
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's measurement of inventory. The update requires that inventory be measured at the lower of cost or net realizable value for entities using FIFO or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. Grace is currently evaluating its effect on the Consolidated Financial Statements and the timing of adoption.
2. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2015, and December 31, 2014:

(In millions)	September 30, 2015	December 31, 2014
Raw materials	$82.0	$78.8
In process	45.4	47.2
Finished products	167.5	177.7
Other	28.2	29.1
	$323.1	$332.8
3. Debt
Components of Debt

(In millions)	September 30, 2015	December 31, 2014
U.S. dollar term loan, net of unamortized discount of $1.8 at September 30, 2015, and $2.1 at December 31, 2014(1)	$935.8	$692.6
5.125% senior notes due 2021	700.0	700.0
5.625% senior notes due 2024	300.0	300.0
Euro term loan, net of unamortized discount of $0.4 at September 30, 2015, and $0.4 at December 31, 2014(2)	164.7	181.2
Debt payable—unconsolidated affiliate	31.5	31.5
Deferred payment obligation	28.9	28.2
Other borrowings(3)	54.9	82.3
Total debt	2,215.8	2,015.8
Less debt payable within one year	72.0	96.8
Debt payable after one year	$2,143.8	$1,919.0
Weighted average interest rates on total debt	4.1%	4.3%
___________________________________________________________________________________________________________________

(1)	Interest at LIBOR +200 bps with a 75 bps LIBOR floor at September 30, 2015, and LIBOR +225 bps with a 75 bps LIBOR floor at December 31, 2014.

(2)	Interest at EURIBOR +225 bps with a 75 bps EURIBOR floor at September 30, 2015, and EURIBOR +250 bps with a 75 bps EURIBOR floor at December 31, 2014.

(3)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

The principal maturities of debt outstanding at September 30, 2015, were as follows:

(In millions)
2015	$31.7
2016	44.7
2017	45.3
2018	16.0
2019	15.3
Thereafter	2,062.8
Total debt	$2,215.8
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
Grace has reviewed the impact of the separation on the senior notes. The senior notes will remain obligations of Grace, and Grace does not believe that the separation will have any impact on payment or other terms.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At September 30, 2015, the carrying amounts and fair values of Grace's debt were as follows:

	September 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. dollar term loan(1)	$935.8	$927.1	$692.6	$691.3
5.125% senior notes due 2021	700.0	691.3	700.0	720.9
5.625% senior notes due 2024	300.0	303.0	300.0	312.0
Euro term loan(1)	164.7	164.0	181.2	181.4
Other borrowings	115.3	115.3	142.0	142.0
Total debt	$2,215.8	$2,200.7	$2,015.8	$2,047.6
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized discounts of $1.8 million and $0.4 million as of September 30, 2015, and $2.1 million and $0.4 million as of December 31, 2014, related to the U.S. dollar term loan and euro term loan, respectively.

At September 30, 2015, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2015. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2015, the contract volume, or notional amount, of the commodity contracts was 1.2 million MMBtu (million British thermal units) with a total contract value of $4.3 million.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying purchases affect income. At September 30, 2015, there are no outstanding commodity option contracts.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until August 2016. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive loss" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2015, the contract volume, or notional amount, of the commodity contracts was 1.3 million pounds with a total contract value of $1.1 million.

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
Debt and Interest Rate Swap Agreements
Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in "accumulated other comprehensive loss" and reclassified into "interest expense and related financing costs" during the hedged interest period.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014:

	Fair Value Measurements at September 30, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.6	$—	$1.6	$—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Interest rate derivatives	$10.4	$—	$10.4	$—
Commodity derivatives	1.2	—	1.2	—
Currency derivatives	0.9	—	0.9	—
Total Liabilities	$12.5	$—	$12.5	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.3	$—	$3.3	$—
Total Assets	$3.3	$—	$3.3	$—
Liabilities
Interest rate derivatives	$5.5	$—	$5.5	$—
Commodity derivatives	2.6	—	2.6	—
Currency derivatives	0.1	—	0.1	—
Total Liabilities	$8.2	$—	$8.2	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014:

September 30, 2015 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$1.2
Currency contracts	Other current assets	1.4	Other current liabilities	0.7
Interest rate contracts	Other current assets	—	Other current liabilities	4.2
Currency contracts	Other assets	0.2	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	6.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	0.2
Total derivatives		$1.6		$12.5

December 31, 2014 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$2.6
Currency contracts	Other current assets	0.8	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Currency contracts	Other assets	0.9	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.6	Other current liabilities	0.1
Total derivatives		$3.3		$8.2

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(4.1)	Interest expense	$(1.1)
Currency contracts	(0.2)	Other expense	(0.5)
Currency contracts	0.3	Cost of goods sold	—
Commodity contracts	(0.6)	Cost of goods sold	(0.9)
Total derivatives	$(4.6)		$(2.5)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.5

Nine Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(7.0)	Interest expense	$(2.8)
Currency contracts	5.6	Other expense	5.6
Currency contracts	0.3	Cost of goods sold	—
Commodity contracts	(1.6)	Cost of goods sold	(3.0)
Total derivatives	$(2.7)		$(0.2)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.4

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.1	Interest expense	$—
Currency contracts	0.2	Other expense	0.2
Total derivatives	$1.3		$0.2

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$2.6

Nine Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.8)	Interest expense	$—
Currency contracts	0.1	Other expense	—
Commodity contracts	0.4	Cost of goods sold	0.2
Total derivatives	$(1.3)		$0.2

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$7.4
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2015, €147.8 million of Grace's term loan principal was designated as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative instruments designated as net investment hedges for the three and nine months ended September 30, 2015 and 2014. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the period presented in the table below.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$0.1
Total nonderivatives	$0.1

Nine Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$15.3
Total nonderivatives	$15.3

Three Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$13.0
Total nonderivatives	$13.0

Nine Months Ended September 30, 2014 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$14.8
Total nonderivatives	$14.8
Credit Risk
Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining and construction industries represent the greatest exposure. Grace's credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable but may require a bank letter of credit in certain instances, particularly when selling to customers in cash-restricted countries.
Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by counterparties to its derivatives. Grace's derivative contracts are with internationally recognized commercial financial institutions.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes

The annualized effective tax rate on 2015 forecasted income is estimated to be 48.3% as of September 30, 2015, compared with 17.1% for the year ended December 31, 2014. The prior year includes a benefit of $59.6 million for the release of reserves for uncertain tax positions while 2015 includes estimated tax costs of $30.1 million to complete the separation transaction and a $24.7 million impact on the effective tax rate from the nondeductible charge related to Venezuela.
Grace generated approximately $1,800 million in U.S. federal tax deductions relating to its emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence, $632 million upon payment of the PI deferred payment obligation, and $490 million upon repurchase of the warrant held by the PI Trust. These deductions generated U.S. federal and state NOLs in 2014 and 2015, which Grace will carry forward and expects to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. Grace also expects to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The present value of the expected settlement amount has already been recorded as a deferred tax asset for temporary differences. (See Note 8 for Chapter 11 information.)
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at September 30, 2015, of $766.6 million:

	Deferred Tax Asset (Net of Liabilities)(2)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal(1)	$681.2	$(2.2)	$679.0
United States—States(1)	55.4	(4.2)	51.2
Germany	36.4	—	36.4
Other foreign	4.3	(4.3)	—
Total	$777.3	$(10.7)	$766.6
___________________________________________________________________________________________________________________

(1)
The U.S. federal deductions generated relating to emergence of $670 million, settlement of the PI deferred payment obligation of $632 million, and the $490 million warrant repurchase, plus the $30 million ZAI PD deferred payment obligation, account for a significant portion of the U.S. federal and state deferred tax assets.

(2)	Deferred tax assets are net of $5.8 million of income tax contingencies related to these deferred tax assets.
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
In evaluating Grace's ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace relies upon assumptions and estimates about future activities, including the amount of future federal, state and international pretax operating income that Grace will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

than not to be realized. Grace believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by approximately $2 million.
As part of the separation plan, Grace is restructuring certain legal entities. The process of analyzing the tax consequences of the legal entity separation and restructuring is ongoing and includes determining the required tax liability to be reported. In the 2015 third quarter, the calculation of the annualized effective tax rate includes approximately $8 million of tax expense associated with the restructuring of foreign subsidiaries.
As of December 31, 2014, Grace had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. In the 2015 first quarter, Grace announced its plan to separate into two publicly traded companies and has subsequently reassessed the capital structure and financial requirements of both Grace and GCP. In the 2015 second quarter, Grace determined that it will repatriate approximately $131 million of foreign earnings in advance of the separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. Grace also considered local country legal and regulatory restrictions. In the 2015 second quarter, Grace included tax expense of approximately $5 million in its annualized effective tax rate for repatriation attributable to current earnings and tax expense of approximately $11 million as a discrete charge for repatriation attributable to prior years' earnings. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
Grace and GCP continue to assess their capital structures, financial requirements and ability to repatriate available cash as part of the separation, which may result in additional repatriation prior to the separation. The tax consequences of additional repatriation, as well as other transactions pursuant to the separation, may require recognition of additional tax expense for actual or deemed repatriation of undistributed earnings of our foreign subsidiaries. Grace believes that the separation is a one-time, non-recurring event, and such recognition of deferred taxes of undistributed earnings would not have occurred if not for the separation. Beyond the separation, Grace expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. Grace bases this assertion on:

(1)	the expectation that it will satisfy its U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
Grace will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2015	December 31, 2014
Overfunded defined benefit pension plans	$44.7	$44.1
Underfunded defined benefit pension plans	(81.9)	(79.5)
Unfunded defined benefit pension plans	(358.1)	(378.0)
Total underfunded and unfunded defined benefit pension plans	(440.0)	(457.5)
Pension liabilities included in other current liabilities	(15.2)	(15.6)
Net funded status	$(410.5)	$(429.0)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $44.7 million as of September 30, 2015, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $455.2 million as of September 30, 2015.
Postretirement Benefits Other Than Pensions    Grace has provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provided various levels of benefits to employees hired before 1993 who retired from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 "Compensation—Retirement Benefits" to these plans, which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Actuarial gains and losses are recognized in the Consolidated Balance Sheets as a component of Shareholders' Equity, with amortization of the net actuarial gains and losses that exceed 10 percent of the accumulated postretirement benefit obligation recognized each quarter in the Consolidated Statements of Operations over the average future service period of active employees.
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
The postretirement plan was further remeasured as of September 30, 2015, due to a plan amendment to eliminate certain postretirement life insurance benefits, which resulted in a curtailment gain of $4.5 million.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended September 30,
	2015			2014
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$6.4	$3.0	$—	$5.8	$2.7	$—
Interest cost	13.7	4.1	—	15.0	5.7	0.1
Expected return on plan assets	(17.6)	(3.3)	—	(17.4)	(3.9)	—
Amortization of prior service cost (credit)	0.1	—	(0.9)	0.1	—	(0.9)
Amortization of net deferred actuarial loss	—	—	0.2	—	—	0.2
Gain on termination and curtailment of postretirement plans	—	—	(4.5)	—	—	(23.7)
Net periodic benefit cost (income)	$2.6	$3.8	$(5.2)	$3.5	$4.5	$(24.3)

	Nine Months Ended September 30,
	2015			2014
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$19.3	$8.9	$—	$17.6	$8.2	$0.1
Interest cost	41.3	12.3	0.1	45.1	17.0	1.0
Expected return on plan assets	(52.8)	(10.0)	—	(52.4)	(11.7)	—
Amortization of prior service cost (credit)	0.2	—	(2.8)	0.5	—	(1.4)
Amortization of net deferred actuarial loss (gain)	—	—	0.5	—	—	(0.1)
Mark-to-market adjustment	—	—	—	(3.1)	—	—
Gain on termination and curtailment of postretirement plans	—	—	(4.5)	—	—	(31.6)
Net periodic benefit cost (income)	$8.0	$11.2	$(6.7)	$7.7	$13.5	$(32.0)
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and nine months ended September 30, 2015, were $3.7 million and $11.6 million compared with $3.6 million and $10.2 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	September 30, 2015	December 31, 2014
Other Current Liabilities
Accrued compensation	$75.5	$77.0
Income tax payable	56.6	34.1
Customer volume rebates	39.2	37.8
Accrued interest	32.2	21.0
Deferred revenue	21.4	19.4
Environmental contingencies	20.7	21.5
Pension liabilities	15.2	15.6
Deferred tax liability	0.9	1.5
Other accrued liabilities	119.1	112.1
	$380.8	$340.0
Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.
8. Commitments and Contingent Liabilities
Asbestos-Related Liabilities    Grace emerged from an asbestos-related Chapter 11 bankruptcy on February 3, 2014 (the "Effective Date"). Under its plan of reorganization, all pending and future asbestos-related claims are channeled for resolution to either a personal injury trust (the "PI Trust") or a property damage trust (the "PD Trust"). The trusts are the sole recourse for holders of asbestos-related claims. The channeling injunctions issued by the bankruptcy court prohibit holders of asbestos-related claims from asserting such claims directly against Grace.
Grace has satisfied all of its financial obligations to the PI Trust. Grace has fixed and contingent obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date. Grace is obligated to make a payment of $30 million to the PD Trust in respect of ZAI PD Claims on February 3, 2017, and has recorded a liability of $28.9 million representing the present value of this amount in "debt payable after one year" in the accompanying Consolidated Balance Sheets. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
Estimated Investigation and Remediation Costs
At September 30, 2015, Grace's estimated liability for environmental investigation and remediation costs totaled $54.6 million, compared with $61.7 million at December 31, 2014, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. Due to these vermiculite-related matters, it is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts. Net cash paid against previously established reserves for the nine months ended September 30, 2015 and 2014, were $8.7 million and $9.7 million, respectively.
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
Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby at September 30, 2015, and December 31, 2014, was $15.4 million and $19.4 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At September 30, 2015, and December 31, 2014, Grace's estimated liability for response costs at sites not related to its former vermiculite mining and processing activities was $39.2 million and $42.3 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At September 30, 2015, Grace had gross financial assurances issued and outstanding of $127.5 million, composed of $34.2 million of surety bonds issued by various insurance companies and $93.3 million of standby letters of credit and other financial assurances issued by various banks.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.
9. Restructuring Expenses, Asset Impairments and Repositioning Expenses
Restructuring Expenses and Asset Impairments
In the third quarter, Grace incurred costs from restructuring actions as a result of changes in the business environment and its business structure, which are included in "other expense, net" in the Consolidated Statements of Operations. Grace incurred $4.8 million ($0.5 million in Catalysts Technologies, $0.4 million in Construction Products, $0.3 million in Materials Technologies, and $3.6 million in Corporate) of restructuring expenses during the third quarter, compared with $0.8 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by September 30, 2016.
During the nine months ended September 30, 2014, Grace incurred asset impairment charges of $14.3 million, of which $9.8 million related to the concrete production management systems product that is part of the Construction Products operating segment and $4.5 million related to an unconsolidated investment.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses, Asset Impairments and Repositioning Expenses (Continued)

Restructuring Expenses and Asset Impairments (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring expenses	$4.8	$0.8	$18.7	$3.5
Asset impairments	—	4.6	—	14.3
Total restructuring expenses and asset impairments	$4.8	$5.4	$18.7	$17.8

Restructuring Liability (In millions)	Total
Balance, December 31, 2014	$4.5
Accruals for severance and other costs	18.7
Payments	(12.1)
Currency translation adjustments and other	0.3
Balance, September 30, 2015	$11.4
Repositioning Expenses
In the third quarter and nine months ended September 30, 2015, Grace incurred repositioning expenses of $14.0 million and $34.3 million, respectively, related to its planned separation into two independent companies.

(In millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Professional fees	$10.4	$26.5
Employee-related costs	3.6	7.8
Total	$14.0	$34.3
Substantially all of these costs have been or are expected to be settled in cash.
10. Other Expense, net
Components of other expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Restructuring expenses and asset impairments	$4.8	$5.4	$18.7	$17.8
Asbestos and bankruptcy-related charges, net	—	0.4	(8.7)	6.8
Net loss on sales of investments and disposals of assets	0.1	0.3	2.0	1.0
Provision for environmental remediation, net	4.2	4.2	1.6	8.8
Currency transaction effects	0.5	(1.6)	(0.6)	(0.9)
Interest income	(0.1)	(0.3)	(0.3)	(1.3)
Other miscellaneous expense (income)	1.2	0.6	0.4	(2.3)
Total other expense, net	$10.7	$9.0	$13.1	$29.9
In the 2015 first quarter, Grace finalized its accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of certain bankruptcy liabilities.

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net prior service credit arising during period	$1.1	$(0.4)	$0.7
Net deferred actuarial gain arising during period	0.1	—	0.1
Gain on curtailment of postretirement plans	(4.5)	1.6	(2.9)
Amortization of net prior service credit included in net periodic benefit cost	(0.8)	0.2	(0.6)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(3.9)	1.3	(2.6)
Currency translation adjustments	(32.8)	—	(32.8)
Loss from hedging activities	(2.1)	0.7	(1.4)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(38.8)	$2.0	$(36.8)

Nine Months Ended September 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net prior service credit arising during period	$1.1	$(0.4)	$0.7
Net deferred actuarial gain arising during period	0.1	—	0.1
Gain on curtailment of postretirement plans	(4.5)	1.6	(2.9)
Amortization of net prior service credit included in net periodic benefit cost	(2.6)	0.9	(1.7)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.5	(0.2)	0.3
Other changes in funded status	(0.4)	0.1	(0.3)
Benefit plans, net	(5.8)	2.0	(3.8)
Currency translation adjustments	(44.3)	—	(44.3)
Loss from hedging activities	(2.5)	0.8	(1.7)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(52.6)	$2.8	$(49.8)

Three Months Ended September 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Gain on termination of postretirement plans	$(23.7)	$5.5	$(18.2)
Amortization of net prior service credit included in net periodic benefit cost	(0.8)	0.3	(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(24.3)	5.7	(18.6)
Currency translation adjustments	(12.7)	—	(12.7)
Gain from hedging activities	1.1	(0.4)	0.7
Other than temporary impairment of investment	0.8	—	0.8
Gain on securities available for sale	0.7	(0.3)	0.4
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(34.4)	$5.0	$(29.4)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net gain due to postretirement plan changes	$41.9	$(14.7)	$27.2
Gain on termination of postretirement plans	(31.6)	8.3	(23.3)
Amortization of net prior service credit included in net periodic benefit cost	(0.9)	0.3	(0.6)
Amortization of net deferred actuarial gain included in net periodic benefit cost	(0.1)	—	(0.1)
Benefit plans, net	9.3	(6.1)	3.2
Currency translation adjustments	(7.5)	—	(7.5)
Loss from hedging activities	(1.5)	0.5	(1.0)
Other than temporary impairment of investment	0.8	—	0.8
Loss on securities available for sale	(0.1)	—	(0.1)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$1.0	$(5.6)	$(4.6)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Loss from Hedging Activities	Total
Beginning balance	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive income (loss) before reclassifications	0.5	(44.3)	(0.9)	(44.7)
Amounts reclassified from accumulated other comprehensive income	(4.3)	—	(0.8)	(5.1)
Net current-period other comprehensive loss	(3.8)	(44.3)	(1.7)	(49.8)
Ending balance	$0.2	$(67.1)	$(6.7)	$(73.6)

Nine Months Ended September 30, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Loss from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$6.6	$5.2	$(0.5)	$(0.8)	$0.1	$10.6
Other comprehensive income (loss) before reclassifications	27.2	(7.5)	(0.8)	—	(0.7)	18.2
Amounts reclassified from accumulated other comprehensive income	(24.0)	—	(0.2)	0.8	0.6	(22.8)
Net current-period other comprehensive income (loss)	3.2	(7.5)	(1.0)	0.8	(0.1)	(4.6)
Ending balance	$9.8	$(2.3)	$(1.5)	$—	$—	$6.0
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Numerators
Net income attributable to W. R. Grace & Co. shareholders	$13.8	$74.5	$123.9	$260.8
Denominators
Weighted average common shares—basic calculation	72.1	74.7	72.5	75.9
Dilutive effect of employee stock options	0.6	0.9	0.6	0.9
Weighted average common shares—diluted calculation	72.7	75.6	73.1	76.8
Basic earnings per share	$0.19	$1.00	$1.71	$3.44
Diluted earnings per share	$0.19	$0.99	$1.69	$3.40
There were approximately 0.6 million and 0.4 million anti-dilutive options outstanding for the three and nine months ended September 30, 2015, respectively. There were approximately 0.4 million and 0.3 million anti-dilutive options outstanding for the three and nine months ended September 30, 2014, respectively.
On February 4, 2014, Grace announced that the Company's Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. The Company completed this initial share repurchase program on January 15, 2015. On February 5, 2015, the Grace announced that the Company's Board of Directors had authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the nine months ended September 30, 2015 and 2014, the Company repurchased 2,263,121 shares and 3,489,819 shares of Company common stock for $220.1 million and $334.4 million, respectively, pursuant to the terms of its share repurchase programs.
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
Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net Sales
Catalysts Technologies	$285.3	$329.3	$855.6	$927.0
Materials Technologies	200.9	229.1	605.4	685.0
Construction Products	303.9	298.0	831.8	826.9
Total	$790.1	$856.4	$2,292.8	$2,438.9
Adjusted EBIT
Catalysts Technologies segment operating income	$86.4	$100.9	$246.7	$269.6
Materials Technologies segment operating income	46.4	48.7	133.1	143.9
Construction Products segment operating income	67.3	48.9	150.6	119.3
Corporate costs	(22.2)	(23.8)	(65.9)	(69.1)
Gain on termination and curtailment of postretirement plans related to current businesses	1.9	14.2	1.9	18.9
Certain pension costs	(6.4)	(8.0)	(19.2)	(24.3)
Total	$173.4	$180.9	$447.2	$458.3
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums.
Reconciliation of Operating Segment Data to Financial Statements
Grace Adjusted EBIT for the three and nine months ended September 30, 2015 and 2014, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Grace Adjusted EBIT	$173.4	$180.9	$447.2	$458.3
Currency and other losses in Venezuela	(72.5)	(1.0)	(72.5)	(1.0)
Repositioning expenses	(14.0)	—	(34.3)	—
Restructuring expenses and asset impairments	(4.8)	(5.4)	(18.7)	(17.8)
Pension MTM adjustment and other related costs, net	—	—	(4.7)	4.8
Gain on termination and curtailment of postretirement plans related to divested businesses	2.6	9.5	2.6	12.7
Income and expense items related to divested businesses	0.7	(2.1)	1.0	(6.8)
(Costs) benefit related to Chapter 11 and asbestos, net	(6.1)	(4.7)	0.9	(21.7)
Net income attributable to noncontrolling interests	0.3	0.5	0.5	1.2
Gain on sale of product line	—	—	—	0.2
Interest expense, net	(25.4)	(58.1)	(75.2)	(101.2)
Income before income taxes	$54.2	$119.6	$246.8	$328.7

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

Geographic Area Data
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net Sales
United States	$248.7	$258.5	$712.2	$703.2
Canada and Puerto Rico	15.7	22.2	58.8	60.4
Total North America	264.4	280.7	771.0	763.6
Europe Middle East Africa	246.9	280.8	724.6	845.5
Asia Pacific	172.3	199.5	534.6	554.5
Latin America	106.5	95.4	262.6	275.3
Total	$790.1	$856.4	$2,292.8	$2,438.9
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $112.1 million and $113.1 million as of September 30, 2015, and December 31, 2014, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $3.6 million and $12.1 million for the three and nine months ended September 30, 2015, compared with $6.4 million and $13.2 million for the three and nine months ended September 30, 2014, respectively.
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Grace sales of catalysts to ART	$76.7	$67.8	$194.2	$197.8
Charges for fixed costs, research and development and selling, general and administrative services to ART	6.0	6.1	17.8	20.7
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 26, 2016. No amounts were outstanding at September 30, 2015, and December 31, 2014.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2015, as the "third quarter," the quarter ended September 30, 2014, as the "prior-year quarter," the quarter ended March 31, 2015, as the "2015 first quarter," the quarter ended June 30, 2015, as the "2015 second quarter," the nine months ended September 30, 2015, as the "nine months," and the nine months ended September 30, 2014, as the "prior-year period." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales decreased 7.7% to $790.1 million, and decreased 1.3% on a constant currency basis.

•	Adjusted EBIT decreased 4.1% to $173.4 million, and increased 0.4% on a constant currency basis.

•	Net income decreased 81.5% to $13.8 million or $0.19 per diluted share. Adjusted EPS was $1.37 per diluted share.

•	Net income includes a pre-tax charge of $72.5 million related to our Venezuelan operations.

•	Adjusted EBIT Return On Invested Capital was 32.3% on a trailing four quarters basis compared with 29.7% for the 2014 third quarter.
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

Global Scope
We operate our business on a global scale with approximately 71% of our annual 2014 sales and 69% of our nine months sales outside the United States. We operate in over 40 countries and do business in more than

50 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs and loss in Venezuela included in cost of goods sold.
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
Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net sales:
Catalysts Technologies	$285.3	$329.3	(13.4)%	$855.6	$927.0	(7.7)%
Materials Technologies	200.9	229.1	(12.3)%	605.4	685.0	(11.6)%
Construction Products	303.9	298.0	2.0%	831.8	826.9	0.6%
Total Grace net sales	$790.1	$856.4	(7.7)%	$2,292.8	$2,438.9	(6.0)%
Net sales by region:
North America	$264.4	$280.7	(5.8)%	$771.0	$763.6	1.0%
Europe Middle East Africa	246.9	280.8	(12.1)%	724.6	845.5	(14.3)%
Asia Pacific	172.3	199.5	(13.6)%	534.6	554.5	(3.6)%
Latin America	106.5	95.4	11.6%	262.6	275.3	(4.6)%
Total net sales by region	$790.1	$856.4	(7.7)%	$2,292.8	$2,438.9	(6.0)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$86.4	$100.9	(14.4)%	$246.7	$269.6	(8.5)%
Materials Technologies segment operating income	46.4	48.7	(4.7)%	133.1	143.9	(7.5)%
Construction Products segment operating income	67.3	48.9	37.6%	150.6	119.3	26.2%
Corporate costs	(22.2)	(23.8)	6.7%	(65.9)	(69.1)	4.6%
Gain on termination and curtailment of postretirement plans related to current businesses	1.9	14.2	NM	1.9	18.9	NM
Certain pension costs(B)	(6.4)	(8.0)	20.0%	(19.2)	(24.3)	21.0%
Adjusted EBIT	173.4	180.9	(4.1)%	447.2	458.3	(2.4)%
Currency and other losses in Venezuela	(72.5)	(1.0)		(72.5)	(1.0)
Repositioning expenses	(14.0)	—		(34.3)	—
Restructuring expenses and asset impairments	(4.8)	(5.4)		(18.7)	(17.8)
Pension MTM adjustment and other related costs, net	—	—		(4.7)	4.8
Gain on termination and curtailment of postretirement plans related to divested businesses	2.6	9.5		2.6	12.7
Income and expense items related to divested businesses	0.7	(2.1)		1.0	(6.8)
(Costs) benefit related to Chapter 11 and asbestos, net	(6.1)	(4.7)		0.9	(21.7)
Gain on sale of product line	—	—		—	0.2
Interest expense, net	(25.4)	(58.1)	56.3%	(75.2)	(101.2)	25.7%
Provision for income taxes	(40.1)	(44.6)	10.1%	(122.4)	(66.7)	(83.5)%
Net income attributable to W. R. Grace & Co. shareholders	$13.8	$74.5	(81.5)%	$123.9	$260.8	(52.5)%
Diluted EPS (GAAP)	$0.19	$0.99	(80.8)%	$1.69	$3.40	(50.3)%
Adjusted EPS (non-GAAP)	$1.37	$1.07	28.0%	$3.38	$3.06	10.5%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Adjusted profitability performance measures:
Adjusted Gross Margin:
Catalysts Technologies	43.4%	42.5%	0.9 pts	41.9%	41.8%	0.1 pts
Materials Technologies	38.1%	35.3%	2.8 pts	36.8%	35.1%	1.7 pts
Construction Products	41.2%	36.8%	4.4 pts	38.8%	35.9%	2.9 pts
Adjusted Gross Margin	41.2%	38.6%	2.6 pts	39.4%	37.9%	1.5 pts
Loss in Venezuela in cost of goods sold	(1.5)%	—%	NM	(0.5)%	—%	NM
Pension costs in cost of goods sold	(0.2)%	(0.3)%	0.1 pts	(0.5)%	(0.3)%	(0.2) pts
Total Grace	39.5%	38.3%	1.2 pts	38.4%	37.6%	0.8 pts
Adjusted EBIT:
Catalysts Technologies	$86.4	$100.9	(14.4)%	$246.7	$269.6	(8.5)%
Materials Technologies	46.4	48.7	(4.7)%	133.1	143.9	(7.5)%
Construction Products	67.3	48.9	37.6%	150.6	119.3	26.2%
Corporate	(26.7)	(17.6)	(51.7)%	(83.2)	(74.5)	(11.7)%
Total Grace	173.4	180.9	(4.1)%	447.2	458.3	(2.4)%
Depreciation and amortization:
Catalysts Technologies	$17.1	$16.7	2.4%	$51.2	$49.7	3.0%
Materials Technologies	6.9	8.2	(15.9)%	21.7	24.3	(10.7)%
Construction Products	7.0	7.6	(7.9)%	21.7	23.0	(5.7)%
Corporate	1.7	1.8	(5.6)%	4.9	5.3	(7.5)%
Total Grace	32.7	34.3	(4.7)%	99.5	102.3	(2.7)%
Adjusted EBITDA:
Catalysts Technologies	$103.5	$117.6	(12.0)%	$297.9	$319.3	(6.7)%
Materials Technologies	53.3	56.9	(6.3)%	154.8	168.2	(8.0)%
Construction Products	74.3	56.5	31.5%	172.3	142.3	21.1%
Corporate	(25.0)	(15.8)	(58.2)%	(78.3)	(69.2)	(13.2)%
Total Grace	206.1	215.2	(4.2)%	546.7	560.6	(2.5)%
Adjusted EBIT margin:
Catalysts Technologies	30.3%	30.6%	(0.3) pts	28.8%	29.1%	(0.3) pts
Materials Technologies	23.1%	21.3%	1.8 pts	22.0%	21.0%	1.0 pts
Construction Products	22.1%	16.4%	5.7 pts	18.1%	14.4%	3.7 pts
Total Grace	21.9%	21.1%	0.8 pts	19.5%	18.8%	0.7 pts
Adjusted EBITDA margin:
Catalysts Technologies	36.3%	35.7%	0.6 pts	34.8%	34.4%	0.4 pts
Materials Technologies	26.5%	24.8%	1.7 pts	25.6%	24.6%	1.0 pts
Construction Products	24.4%	19.0%	5.4 pts	20.7%	17.2%	3.5 pts
Total Grace	26.1%	25.1%	1.0 pts	23.8%	23.0%	0.8 pts

Analysis of Operations (In millions)	Four Quarters Ended September 30,
	2015	2014
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$615.1	$596.9
Invested Capital:
Trade accounts receivable	455.2	527.3
Inventories	323.1	337.3
Accounts payable	(262.3)	(298.5)
	516.0	566.1
Other current assets (excluding income taxes)	65.2	87.4
Properties and equipment, net	813.9	826.4
Goodwill	439.9	460.2
Technology and other intangible assets, net	265.7	296.2
Investment in unconsolidated affiliate	112.1	108.8
Other assets (excluding capitalized financing fees)	25.9	24.3
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, restructuring, repositioning and accrued interest)	(257.8)	(265.6)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses)	(75.6)	(93.3)
Total invested capital	$1,905.3	$2,010.5
Adjusted EBIT Return On Invested Capital	32.3%	29.7%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

	Three Months Ended September 30, 2015 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2014
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(8.2)%	(0.4)%	(4.8)%	(13.4)%
Materials Technologies	(5.1)%	1.6%	(8.8)%	(12.3)%
Construction Products	4.9%	3.5%	(6.4)%	2.0%
Net sales	(2.8)%	1.5%	(6.4)%	(7.7)%
By Region:
North America	(5.1)%	(0.2)%	(0.5)%	(5.8)%
Europe Middle East Africa	1.9%	0.3%	(14.3)%	(12.1)%
Asia Pacific	(7.8)%	(1.0)%	(4.8)%	(13.6)%
Latin America	0.5%	14.9%	(3.8)%	11.6%
Sales for the third quarter decreased 7.7% compared with the prior-year quarter. The sales decrease was due to unfavorable currency translation (-6.4%) and lower sales volumes (-2.8%), partially offset by improved pricing (+1.5%). As the dollar remained strong against the euro and other global currencies compared with the prior-year quarter, unfavorable translation impacted all operating segments, primarily in Europe. These impacts were partially offset by improved pricing in Materials Technologies and improved pricing and sales volumes in Construction Products. Construction Products experienced sales volume growth in North America and Emerging Asia (excluding China) and the Middle East. These gains were offset by volume declines in Europe, China and Brazil reflecting weak demand conditions in these markets. Net sales of our Venezuelan subsidiary were $41.5 million compared with $12.3 million for the prior-year quarter. In the third quarter, we were temporarily able to import a significant amount of raw materials into Venezuela, leading to a significant increase in sales and earnings that is not expected to continue. The remaining assets and liabilities, as well as future sales, earnings and cash flows of our Venezuelan subsidiary will be immaterial after September 30, 2015, based on our actions in the third quarter. See "—Venezuela" below for further discussion.
Adjusted Gross Margin increased 260 basis points to 41.2% for the third quarter from 38.6% for the prior-year quarter primarily due to improved pricing, productivity and lower manufacturing costs.

	Nine Months Ended September 30, 2015 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2014
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(2.3)%	(0.1)%	(5.3)%	(7.7)%
Materials Technologies	(3.5)%	1.1%	(9.2)%	(11.6)%
Construction Products	4.8%	2.1%	(6.3)%	0.6%
Net sales	(0.3)%	1.0%	(6.7)%	(6.0)%
By Region:
North America	1.0%	0.4%	(0.4)%	1.0%
Europe Middle East Africa	0.4%	0.1%	(14.8)%	(14.3)%
Asia Pacific	0.2%	(0.3)%	(3.5)%	(3.6)%
Latin America	(6.1)%	7.7%	(6.2)%	(4.6)%
Sales for the nine months decreased 6.0% overall compared with the prior-year period. The sales decrease was due to unfavorable currency translation (-6.7%) and lower sales volumes (-0.3%) partially offset by improved pricing (+1.0%). Unfavorable currency translation against the dollar, primarily in Europe, impacted all operating segments. Net sales of our Venezuelan subsidiary were $68.6 million compared with $34.4 million for the prior-year period.
Adjusted Gross Margin increased 150 basis points to 39.4% for the nine months from 37.9% for the prior-year period due to lower manufacturing costs, including lower raw material costs which had a positive effect of approximately 70 basis points; improved pricing in Materials Technologies and Construction Products; and improved product mix in Construction Products.
Adjusted EBIT
Adjusted EBIT was $173.4 million for the third quarter, a decrease of 4.1% compared with the prior-year quarter. The prior-year quarter included a gain of $14.2 million related to the termination of certain retiree benefit plans. The third quarter includes unfavorable currency translation, partially offset by improved pricing. Adjusted EBIT for our Venezuelan subsidiary was $22.8 million compared with $4.4 million for the prior-year quarter.

Adjusted EBIT was $447.2 million for the nine months, a decrease of 2.4% compared with the prior-year period. The decrease was primarily due to unfavorable currency translation in the nine months and a gain related to the termination of certain retiree benefit plans in the prior-year period, partially offset by improved pricing. Adjusted EBIT for our Venezuelan subsidiary was $28.7 million compared with $12.7 million for the prior-year period.
Grace Net Income
Grace net income was $13.8 million for the third quarter, a decrease of 81.5% compared with $74.5 million for the prior-year quarter. The decrease was primarily due to a pre-tax charge of $72.5 million associated with our operations in Venezuela and repositioning expenses, partially offset by lower net interest expense.
Grace net income was $123.9 million for the nine months, a decrease of 52.5% compared with $260.8 million for the prior-year period. The decrease was primarily due to a pre-tax charge of $72.5 million associated with our operations in Venezuela, a higher provision for income taxes, and repositioning expenses, partially offset by lower interest expense.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2015				2014
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.19				$0.99
Currency and other losses in Venezuela(1)	$72.5	$9.3	$63.2	0.87	$1.0	$—	$1.0	0.01
Repositioning expenses(2)	14.0	(5.9)	19.9	0.27	—	—	—	—
Costs related to Chapter 11 and asbestos, net	6.1	2.3	3.8	0.05	4.7	(0.3)	5.0	0.07
Restructuring expenses and asset impairments	4.8	1.9	2.9	0.04	5.4	3.5	1.9	0.03
Gain on termination and curtailment of postretirement plans related to divested businesses	(2.6)	(1.0)	(1.6)	(0.02)	(9.5)	(3.7)	(5.8)	(0.08)
Income and expense items related to divested businesses	(0.7)	(0.3)	(0.4)	(0.01)	2.1	2.4	(0.3)	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		1.8	(1.8)	(0.02)		(4.1)	4.1	0.05
Adjusted EPS (non-GAAP)				$1.37				$1.07
___________________________________________________________________________________________________________________

(1)	Includes the tax effect of the non-deductible Venezuela charge on the annualized effective tax rate.

(2)	Includes incremental tax charges directly related to the separation.

	Nine Months Ended September 30,
	2015				2014
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.69				$3.40
Currency and other losses in Venezuela(1)	$72.5	$9.3	$63.2	0.86	$1.0	$—	$1.0	0.01
Repositioning expenses(2)	34.3	(3.4)	37.7	0.52	—	—	—	—
Restructuring expenses and asset impairments	18.7	6.3	12.4	0.17	17.8	7.5	10.3	0.13
Pension MTM adjustment and other related costs, net	4.7	1.7	3.0	0.04	(4.8)	(1.8)	(3.0)	(0.04)
Gain on termination and curtailment of postretirement plans related to divested businesses	(2.6)	(1.0)	(1.6)	(0.02)	(12.7)	(4.8)	(7.9)	(0.10)
Income and expense items related to divested businesses	(1.0)	(0.4)	(0.6)	(0.01)	6.8	2.5	4.3	0.06
(Benefit) costs related to Chapter 11 and asbestos, net	(0.9)	(0.3)	(0.6)	(0.01)	21.7	5.9	15.8	0.21
Gain on sale of product line	—	—	—	—	(0.2)	(0.1)	(0.1)	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(10.4)	10.4	0.14		47.1	(47.1)	(0.61)
Adjusted EPS (non-GAAP)				$3.38				$3.06
___________________________________________________________________________________________________________________

(1)	Includes the tax effect of the non-deductible Venezuela charge on the annualized effective tax rate.

(2)	Includes incremental tax charges directly related to the separation.
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the third quarter increased to 32.3% on a trailing four quarters basis from 29.7% on the same basis for the prior-year period. The increase was primarily due to earnings growth and improved working capital management. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies
Sales were $285.3 million for the third quarter, a decrease of 13.4% from the prior-year quarter. The decrease was due to lower sales volumes (-8.2%), unfavorable currency translation (-4.8%), and lower pricing (-0.4%). Refining catalyst sales volumes were lower primarily due to the timing of customer transitions, including customer trials, in preparation for new sales volumes in the 2015 fourth quarter and 2016. We expect these customer transitions to continue into 2016. Specialty Catalysts sales volumes were lower primarily due to customer order timing.
Sales were $855.6 million for the nine months, a decrease of 7.7% compared with the prior-year period. The decrease was due to unfavorable currency translation (-5.3%), lower sales volumes (-2.3%), and lower pricing (-0.1%). Decreased refining catalyst sales volumes were partially offset by increased sales volumes in Specialty Catalysts.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $123.9 million for the third quarter, a decrease of 11.5% from the prior-year quarter. Adjusted Gross Margin increased to 43.4% from 42.5% for the prior-year quarter. Gross profit decreased primarily due to unfavorable currency translation and lower sales volumes, partially offset by lower manufacturing costs, including lower raw materials costs. Adjusted Gross Margin increased primarily due to lower manufacturing costs, including 90 basis points from lower rare earth costs.
Operating income was $86.4 million for the third quarter, a decrease of 14.4% from the prior-year quarter. The decrease was primarily due to lower gross profit and reduced earnings from the ART joint venture partially offset by lower operating expenses. The ART joint venture contributed $3.6 million to operating income, a decrease of $2.8 million from the prior-year quarter. Operating margin for the third quarter decreased by 30 basis points to 30.3%.
Gross profit was $358.2 million for the nine months, a decrease of 7.6% from the prior-year period. Adjusted Gross Margin increased to 41.9% from 41.8% for the prior-year period. Gross profit decreased primarily due to unfavorable currency translation, lower refining catalyst sales volumes, and lower licensing sales, partially offset by lower manufacturing costs, including lower raw materials costs. Adjusted Gross Margin increased primarily due to lower manufacturing costs, including 80 basis points from lower raw materials costs.
Operating income was $246.7 million for the nine months, a decrease of 8.5% compared with the prior-year period. The decrease was primarily due to lower gross profit and lower earnings from the ART joint venture partially offset by lower operating expenses. The ART joint venture contributed $12.1 million to operating income, a decrease of $1.1 million from the prior-year period. Operating margin for the nine months decreased by 30 basis points to 28.8%.
Operating Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies
Sales were $200.9 million for the third quarter, a decrease of 12.3% compared with the prior-year quarter. The decrease was due to unfavorable currency translation (-8.8%) and lower sales volumes (-5.1%), partially offset by improved pricing (+1.6%). Unfavorable currency translation, primarily in Europe and Latin America, affected both engineered materials and packaging products as the dollar strengthened against the euro and other currencies. Unfavorable currency translation in Latin America was partially offset by price increases in that region. Sales volumes decreased primarily due to customer order patterns in North America and weak demand in the emerging regions, partially offset by increased sales volumes in Europe.

Sales were $605.4 million for the nine months, a decrease of 11.6% compared with the prior-year period. The decrease was due to unfavorable currency translation (-9.2%) and lower sales volumes (-3.5%), partially offset by improved pricing (+1.1%). Unfavorable currency translation, primarily in Europe and the emerging regions, affected both engineered materials and packaging products as the dollar strengthened against the euro and other currencies. Unfavorable currency translation in Latin America was partially offset by price increases in that region. Sales volumes decreased in all regions except EMEA in both product groups.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $76.5 million for the third quarter, a decrease of 5.4% from the prior-year quarter. Adjusted Gross Margin was 38.1% compared with 35.3% for the prior-year quarter. Excluding Venezuela, Adjusted Gross Margin was 37.2%. The increase was primarily due to lower manufacturing costs and improved pricing.
Operating income was $46.4 million for the third quarter, a decrease of 4.7% from the prior-year quarter. The benefit of improved gross margin was more than offset by lower sales volumes and unfavorable currency translation. Operating margin for the third quarter was 23.1%, an increase of 180 basis points from the prior-year quarter. The increase in inflation in Venezuela added an estimated $2-$3 million to segment operating income for the third quarter.
Gross profit was $223.0 million for the nine months, a decrease of 7.2% from the prior-year period. Adjusted Gross Margin was 36.8% compared with 35.1% for the prior-year period. The gross profit decrease was primarily due to unfavorable currency translation and lower sales volumes, partially offset by lower manufacturing costs, including lower raw materials costs. Adjusted Gross Margin increased primarily due to lower manufacturing costs and improved pricing, including 90 basis points from lower raw materials costs.
Operating income was $133.1 million for the nine months, a decrease of 7.5% compared with the prior-year period, primarily due to lower gross profit. Operating margin for the nine months was 22.0%, an increase of 100 basis points from the prior-year period.

Operating Segment Overview—Grace Construction Products
Following is an overview of the financial performance of Construction Products for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Construction Products
Sales were $303.9 million for the third quarter, an increase of +2.0% compared with the prior-year quarter. The increase was due to higher sales volumes (+4.9%) and improved pricing (+3.5%), partially offset by unfavorable currency translation (-6.4%). SCC and SBM sales volumes increased 5.3% and 4.2%, respectively. Segment sales volumes grew approximately 5% in North America and double digits in emerging Asia (excluding China) and the Middle East.
Sales were $831.8 million for the nine months, an increase of 0.6% compared with the prior-year period. The increase was due to higher sales volumes (+4.8%) and improved pricing (+2.1%), partially offset by unfavorable currency translation (-6.3%). Unfavorable currency translation affected sales of both product groups with the largest effects in Europe and Latin America as the dollar strengthened against the euro and other currencies. Sales volumes increased in both product groups in North America and Asia Pacific due to increased demand. SCC sales volumes decreased in Europe due to weaker demand. Pricing improved primarily in SCC in Latin America where it partially offset unfavorable currency translation in that region.
Segment Operating Income (SOI) and Margin—Grace Construction Products

Gross profit was $125.3 million for the third quarter, an increase of 14.1% from the prior-year quarter. Adjusted Gross Margin was 41.2% for the third quarter compared with 36.8% for the prior-year quarter. Excluding Venezuela, Adjusted Gross Margin was 38.8%. The increase was primarily due to improved pricing, higher sales volumes and favorable product mix.
Operating income was $67.3 million for the third quarter, an increase of 37.6% compared with the prior-year quarter. The increase was primarily due to higher gross profit and lower operating expenses. Operating margin for the third quarter was 22.1%, an improvement of 570 basis points compared with the prior-year quarter. The increase in inflation in Venezuela added an estimated $5-$6 million to segment operating income.
Gross profit was $322.4 million for the nine months, an increase of 8.5% compared with the prior-year period. Adjusted Gross Margin increased to 38.8% compared with 35.9% for the prior-year period. Gross profit and gross margin increased due to improved product mix and improved pricing.
Operating income was $150.6 million for the nine months, an increase of 26.2% compared with the prior-year period. The increase was primarily due to increased gross profit, partially offset by higher operating expenses. Operating margin for the nine months was 18.1%, an improvement of 370 basis points compared with the prior-year period.
Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the third quarter and nine months decreased $1.6 million and $3.2 million, respectively, from the corresponding prior-year periods.
We expect corporate costs in the 2015 fourth quarter to be in the range of $12 million to $15 million, including the benefit of the sale of certain operating assets.
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $6.4 million and $19.2 million compared with $8.0 million and $24.3 million for the corresponding prior-year periods. The decreases were primarily due to lower interest costs.

Repositioning Expenses
In the third quarter and nine months, we incurred repositioning expenses of $14.0 million and $34.3 million primarily related to our planned separation into two independent companies.

(In millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Professional fees	$10.4	$26.5
Employee-related costs	3.6	7.8
Total	$14.0	$34.3
We are spending a significant amount of time and money to complete the separation transaction. We exclude from Adjusted EBIT specific third party costs of advisors, attorneys and accountants that are assisting us with the separation. We have also excluded certain internal costs that we would not have spent in 2015 absent the separation. These internal costs primarily include compensation, benefits, severance costs, and specific costs related to the separation.
Interest and Financing Expenses
Net interest and financing expenses were $25.4 million and $75.2 million for the third quarter and nine months, decreases of 56.3% and 25.7% compared with the corresponding prior-year periods, primarily due to reduced interest accretion on deferred payment obligations due to the settlement of the PI deferred payment obligation during the 2014 third quarter, partially offset by interest on new debt incurred during 2014 and 2015.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the nine months and the prior-year period would have been $86.4 million and $115.0 million, respectively. The primary differences between these amounts and the recorded provision for income taxes of $122.4 million and $66.7 million, respectively, are, in the current period, adjustments related to costs associated with the separation transaction and the tax effect of the nondeductible charge related to Venezuela and, in the prior-year period, a benefit for the release of reserves related to uncertain tax positions.
We generated approximately $1,800 million in U.S. federal tax deductions relating to our emergence from bankruptcy, including approximately $670 million relating to payments made upon emergence, $632 million upon payment of the PI deferred payment obligation, and $490 million upon repurchase of the warrant held by the PI Trust. These deductions generated U.S. federal and state NOLs in 2014 and 2015 which we will carry forward and expect to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. We also expect to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. The present value of the expected settlement amount has already been recorded as a deferred tax asset for temporary differences. (See Note 8 for Chapter 11 information.)
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, were $34.2 million for the nine months, or approximately 14% of income before income taxes. Our annual cash tax rate is expected to be approximately 15% including estimated tax costs related to the separation.
As part of the separation plan, we are restructuring certain legal entities. The process of analyzing the tax consequences of the legal entity separation and restructuring is ongoing and includes determining the required tax liability to be reported. In the third quarter, the calculation of the annualized effective tax rate includes approximately $8 million of tax expense associated with the restructuring of foreign subsidiaries.
As of December 31, 2014, we had the intent and ability to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside the United States. In the 2015 first quarter, we announced our plan to separate into two publicly traded companies and have reassessed the capital structure and financial requirements of both Grace and GCP. In the 2015 second quarter, we determined that we will repatriate approximately $131 million of foreign earnings in advance of the separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. We also considered local country legal and regulatory restrictions. In the 2015 second quarter, we included tax expense of approximately $5 million in our annualized effective tax rate for repatriation attributable to current earnings and tax expense of approximately $11 million as a discrete charge for repatriation attributable to prior years' earnings. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
Grace and GCP continue to assess their capital structures, financial requirements and ability to repatriate available cash as part of the separation, which may result in additional repatriation prior to the separation. The tax consequences of additional repatriation as well as other transactions pursuant to the separation, may require recognition of additional tax expense for actual or deemed repatriation of undistributed earnings of our foreign subsidiaries. We believe that the separation is a one-time, non-recurring event, and such recognition of deferred taxes of undistributed earnings would not have occurred if not for the separation. Beyond the separation, we expect undistributed prior-year earnings of our foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. We base this assertion on:

(1)	the expectation that we will satisfy our U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
We will continually analyze and evaluate our cash needs to determine the appropriateness of our indefinite reinvestment assertion.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2015.
Our principal uses of cash are generally capital investments and acquisitions, working capital investments, contributions to our defined benefit pension plans, and the repayment of debt. We also repurchase shares of our common stock. In January 2015, we completed the initial $500 million share repurchase program authorized by our Board of Directors following emergence from bankruptcy. The Board of Directors has authorized an additional share repurchase program of up to $500 million. Under these programs, during the nine months we repurchased 2,263,121 shares of Company common stock for $220.1 million.
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
Cash Resources and Available Credit Facilities
At September 30, 2015, we had available liquidity of $766.1 million, consisting of $331.1 million in cash and cash equivalents ($83.2 million in the U.S.), $344.1 million available under our revolving credit facility, and $90.9 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $150 million sublimit for letters of credit.
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

The following table summarizes our non-U.S. credit facilities as of September 30, 2015:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$55.9	$5.5	12/31/2015
Other countries	128.8	85.4	Various through 2016
Total	$184.7	$90.9
Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash used for operating activities	$(80.8)	$(1,636.4)
Net cash (used for) provided by investing activities	(114.1)	279.4
Net cash provided by financing activities	25.0	1,009.9
Effect of currency exchange rate changes on cash and cash equivalents	(56.5)	(9.7)
Decrease in cash and cash equivalents	(226.4)	(356.8)
Cash and cash equivalents, beginning of period	557.5	964.8
Cash and cash equivalents, end of period	$331.1	$608.0
Net cash used for operating activities for the nine months was $80.8 million, compared with $1,636.4 million for the prior-year period. Through the 2014 third quarter, we paid $1,315.6 million in connection with our emergence from Chapter 11 and $632.0 million to settle the deferred payment obligation to the PI Trust. In the 2015 first quarter, we paid $490.0 million to repurchase the warrant issued at emergence.
Net cash used for investing activities for the nine months was $114.1 million, compared with net cash provided by investing activities of $279.4 million for the prior-year period. In the 2014 first quarter, we transferred $395.4 million from restricted cash and cash equivalents to cash in connection with our emergence from Chapter 11.
Net cash provided by financing activities for the nine months was $25.0 million, compared with $1,009.9 million in the prior-year period. The year-over-year change in cash flow was primarily due to higher net borrowings under credit arrangements in the 2014 first quarter and the issuance of bonds in the 2014 third quarter, partially offset by higher cash paid for repurchases of common stock through the 2014 third quarter.
Included in net cash used for operating activities are Chapter 11 and asbestos expenses paid of $493.8 million and $1,376.8 million, restructuring expenses paid of $12.1 million and $4.8 million, and cash paid for legacy items of $8.6 million and $4.6 million for the nine months and prior-year period, respectively; repositioning expenses paid of $18.6 million in the nine months, and accelerated defined benefit pension plan contributions of $75.0 million and payment for the deferred payment obligation related to the PI Trust of $632.0 million in the prior-year period. Included in capital expenditures are $3.0 million related to repositioning for the nine months. These cash flows totaled $536.1 million and $2,093.2 million for the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2015, was $2,215.8 million. On January 30, 2015, we borrowed on the $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the PI Trust for a cash payment of $490 million.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
U.S. advance-funded plans	$—	$—	$—	$75.0
U.S. pay-as-you-go plans(1)	1.7	1.8	5.2	5.1
Non-U.S. advance-funded plans	1.0	1.2	2.4	7.1
Non-U.S. pay-as-you-go plans	1.9	2.0	5.6	6.9
Total Cash Contributions	$4.6	$5.0	$13.2	$94.1
___________________________________________________________________________________________________________________

(1)	Excludes benefit payments of approximately $28 million which were paid in 2014 from a U.S. nonqualified pension plan in connection with our emergence from bankruptcy.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $8.0 million to these plans during the nine months compared with $14.0 million during the prior-year period.
Postretirement Benefits Other Than Pensions
We have provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the net cost of benefits under this program for the third quarter and nine months was $0.1 million and $1.1 million, respectively, compared with $0.7 million and $2.9 million for the corresponding prior-year periods. We received Medicare subsidy payments of $1.0 million during the nine months and $0.2 million during the prior-year period. Our recorded liability for postretirement benefits is $1.7 million as of September 30, 2015.
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
The postretirement plan was further remeasured as of September 30, 2015, due to a plan amendment to eliminate certain postretirement life insurance benefits, which resulted in a curtailment gain of $4.5 million. The gain attributable to our current businesses of $1.9 million is included in Adjusted EBIT, and the portion attributable to divested businesses of $2.6 million is excluded from Adjusted EBIT.
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
In March 2013, the Venezuelan government launched a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1). The SICAD1 operated similarly to an auction system and allowed entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In March 2014, the Venezuelan government launched another foreign exchange mechanism, known as the SICAD2, which operated similarly to the SICAD1. Neither the SICAD1 nor the SICAD2 changed or eliminated the official exchange rate of the bolivar to the U.S. dollar. There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. We continued to use the official exchange rate of 6.3 bolivars to U.S. dollars for remeasurement purposes.
In February 2015, the Venezuelan government unified SICAD1 and SICAD2 into a single exchange mechanism, which is now called SICAD. Additionally, a new exchange mechanism, SIMADI, was also implemented.
Materials Technologies and Construction Products have operated in Venezuela for several decades and had sales in that country of approximately 3% and 6%, respectively, of each segment’s sales for the nine months. Bolivar-denominated sales represented approximately 3% of our total sales for the nine months. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions, and this trend has continued through the 2015 third quarter. It has become increasingly difficult for us and our customers to operate normally in the country as currency and import controls have impacted our ability to import necessary raw materials for production.
We have been unable to fully satisfy customer demand since the 2014 first quarter. In the 2015 third quarter, we were able to import a significant amount of raw materials at the official exchange rate, leading to a significant increase in sales and earnings that we do not expect to sustain in future periods. We also experienced a significant increase in inflation during the 2015 third quarter.
Based on developments in the third quarter, including changed expectations about our ability to import raw materials at the official exchange rate in the future and the increase in inflation, we determined that it is no longer appropriate to use the official exchange rate. Effective September 30, 2015, we are accounting for our results at the SIMADI rate. At September 30, 2015, this rate was 199 bolivars to U.S. dollar. We recorded a pre-tax charge of $72.5 million in the third quarter to reflect the devaluation of monetary assets and the impairment of non-monetary assets, including $40.5 million for cash, $26.7 million for working capital and $5.3 million for properties and equipment. Of this amount, $11.7 million related to inventory was recorded in cost of goods sold, and $60.8 million related to other assets and liabilities was recorded as a separate line in the Consolidated Statement of Operations. We will continue to operate in Venezuela; however, the remaining assets and liabilities, as well as future sales, earnings and cash flows of our Venezuelan subsidiary will be immaterial after September 30, 2015.

The following table presents net sales, gross profit, and pre-tax income for our Venezuelan subsidiary for the third quarter and nine months and the respective prior-year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net sales	$41.5	$12.3	$68.6	$34.4
Gross profit	25.2	5.4	34.6	15.3
Adjusted EBIT	22.8	4.4	28.7	12.7
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of Grace's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; Grace's legal and environmental proceedings; uncertainties that may delay or negatively impact the separation transaction or cause the separation transaction to not occur at all; uncertainties related to the Company’s ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel during the period leading up to and following the separation transaction; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2015, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended September 30, 2015:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2015 - 7/31/2015	119,100	100.98	119,100	409.1
8/1/2015 - 8/31/2015	434,396	97.89	434,396	366.5
9/1/2015 - 9/30/2015	870,617	95.17	870,617	283.7
Total	1,424,113	96.49	1,424,113
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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
10	Severance Pay Plan for Salaried Employees	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 11/5/2015	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 11/5/2015	By:	/s/ HUDSON LA FORCE III
Hudson La Force III (Senior Vice President and Chief Financial Officer)

Date: 11/5/2015	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10	Severance Pay Plan for Salaried Employees	Filed herewith
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith