Form 10-Q
period 2016-03-31
W R GRACE & CO
filed 2016-05-05
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13953
W. R. GRACE & CO.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	65-0773649 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $0.01 par value per share	70,503,825 shares

_______________________________________________________________________________
Unless otherwise indicated, in this Report the terms "Grace," "we," "us," "our" or "the Company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this Report are trademarks, service marks, or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statement of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2016, which included a paragraph that described the change in classification of deferred taxes on the consolidated balance sheet, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 5, 2016

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2016	2015
Net sales	$362.8	$397.0
Cost of goods sold	210.1	250.0
Gross profit	152.7	147.0
Selling, general and administrative expenses	68.0	77.0
Research and development expenses	11.7	12.1
Interest expense and related financing costs	22.0	24.7
Repositioning expenses	5.1	0.3
Equity in earnings of unconsolidated affiliate	(6.9)	(6.2)
Loss on early extinguishment of debt	11.1	—
Other expense (income), net	10.3	(8.6)
Total costs and expenses	121.3	99.3
Income from continuing operations before income taxes	31.4	47.7
Provision for income taxes	(24.4)	(17.5)
Income from continuing operations	7.0	30.2
(Loss) income from discontinued operations, net of income taxes	(9.9)	22.5
Net (loss) income	(2.9)	52.7
Less: Net loss attributable to noncontrolling interests	0.2	—
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(2.7)	$52.7
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$7.2	$30.2
(Loss) income from discontinued operations, net of income taxes	(9.9)	22.5
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(2.7)	$52.7
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income from continuing operations	$0.10	$0.41
(Loss) income from discontinued operations, net of income taxes	(0.14)	0.31
Net (loss) income	$(0.04)	$0.72
Weighted average number of basic shares	70.6	72.8
Diluted earnings per share:
Income from continuing operations	$0.10	$0.41
(Loss) Income from discontinued operations, net of income taxes	(0.14)	0.31
Net (loss) income	$(0.04)	$0.72
Weighted average number of diluted shares	70.6	73.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net (loss) income	$(2.9)	$52.7
Other comprehensive (loss) income:
Defined benefit pension and other postretirement plans, net of income taxes	(0.3)	(0.4)
Currency translation adjustments	(5.4)	(10.8)
Loss from hedging activities, net of income taxes	(3.0)	(1.9)
Total other comprehensive income attributable to noncontrolling interests	2.6	0.1
Total other comprehensive loss	(6.1)	(13.0)
Comprehensive (loss) income	(9.0)	39.7
Less: comprehensive income attributable to noncontrolling interests	(2.4)	(0.1)
Comprehensive (loss) income attributable to W. R. Grace & Co. shareholders	$(11.4)	$39.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(2.9)	$52.7
Less: loss (income) from discontinued operations	9.9	(22.5)
Income from continuing operations	7.0	30.2
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	23.2	25.2
Equity in earnings of unconsolidated affiliate	(6.9)	(6.2)
Dividends received from unconsolidated affiliate	10.0	—
Cash paid for Chapter 11 and asbestos	(1.1)	(491.4)
Provision for income taxes	24.4	17.5
Cash paid for income taxes, net of refunds	(17.2)	3.1
Loss on early extinguishment of debt	11.1	—
Cash paid for interest on credit arrangements	(9.5)	(16.5)
Defined benefit pension expense	2.9	9.5
Cash paid under defined benefit pension arrangements	(3.7)	(3.9)
Cash paid for restructuring	(4.5)	(0.6)
Cash paid for environmental remediation	(1.4)	(4.2)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	44.3	16.3
Inventories	(10.6)	(3.1)
Accounts payable	11.1	16.8
All other items, net	(9.5)	24.7
Net cash provided by (used for) operating activities from continuing operations	69.6	(382.6)
INVESTING ACTIVITIES
Capital expenditures	(34.4)	(33.0)
Other investing activities	0.3	—
Net cash used for investing activities from continuing operations	(34.1)	(33.0)
FINANCING ACTIVITIES
Borrowings under credit arrangements	9.1	261.2
Repayments under credit arrangements	(605.1)	(9.3)
Cash paid for debt financing costs	(0.1)	(0.4)
Cash paid for repurchases of common stock	(15.0)	(55.6)
Proceeds from exercise of stock options	3.8	13.7
Other financing activities	2.4	(1.6)
Distribution from GCP	750.0	—
Net cash provided by financing activities from continuing operations	145.1	208.0
Effect of currency exchange rate changes on cash and cash equivalents	2.6	(2.1)
Increase (decrease) in cash and cash equivalents from continuing operations	183.2	(209.7)
Cash flows from discontinued operations
Net cash provided by operating activities	23.9	9.0
Net cash used for investing activities	(9.5)	(7.6)
Net cash provided by (used in) financing activities	31.4	(9.2)
Effect of currency exchange rate changes on cash and cash equivalents	(1.0)	(13.2)
Increase (decrease) in cash and cash equivalents from discontinued operations	44.8	(21.0)
Net increase (decrease) in cash and cash equivalents	228.0	(230.7)
Less: cash and cash equivalents of discontinued operations	(143.4)	—
Cash and cash equivalents, beginning of period	329.9	557.5
Cash and cash equivalents, end of period	$414.5	$326.8

Supplemental disclosure of cash flow information
Net share settled stock option exercises	$10.0	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$414.5	$231.3
Restricted cash and cash equivalents	9.4	9.4
Trade accounts receivable, less allowance of $1.8 (2015—$1.4)	209.1	254.5
Inventories	211.8	198.8
Other current assets	49.1	44.1
Assets of discontinued operations	—	446.4
Total Current Assets	893.9	1,184.5
Properties and equipment, net of accumulated depreciation and amortization of $1,306.3 (2015—$1,316.4)	627.4	645.3
Goodwill	336.6	336.5
Technology and other intangible assets, net	224.2	227.5
Deferred income taxes	664.0	723.1
Investment in unconsolidated affiliate	110.6	103.2
Other assets	31.7	33.9
Assets of discontinued operations	—	391.7
Total Assets	$2,888.4	$3,645.7
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$78.9	$58.8
Accounts payable	159.8	157.8
Other current liabilities	226.1	234.4
Liabilities of discontinued operations	—	256.4
Total Current Liabilities	464.8	707.4
Debt payable after one year	1,507.7	2,114.0
Deferred income taxes	3.9	1.2
Unrecognized tax benefits	10.0	9.8
Underfunded and unfunded defined benefit pension plans	381.9	377.5
Other liabilities	125.3	115.9
Liabilities of discontinued operations	—	107.4
Total Liabilities	2,493.6	3,433.2
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 70,533,749 (2015—70,533,515)	0.7	0.7
Paid-in capital	495.0	496.0
Retained earnings	490.9	436.3
Treasury stock, at cost: shares: 6,922,876 (2015—6,923,110)	(655.0)	(658.4)
Accumulated other comprehensive income (loss)	59.8	(66.8)
Total W. R. Grace & Co. Shareholders' Equity	391.4	207.8
Noncontrolling interests	3.4	4.7
Total Equity	394.8	212.5
Total Liabilities and Equity	$2,888.4	$3,645.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income	—	52.7	—	—	—	52.7
Repurchase of common stock	—	—	(55.6)	—	—	(55.6)
Stock based compensation	1.3	—	—	—	—	1.3
Exercise of stock options	(28.9)	—	42.6	—	—	13.7
Other comprehensive income (loss)	—	—	—	(13.1)	0.1	(13.0)
Balance, March 31, 2015	$499.2	$344.8	$(442.2)	$(36.9)	$3.2	$368.1
Balance, December 31, 2015	$496.7	$436.3	$(658.4)	$(66.8)	$4.7	$212.5
Net loss	—	(2.7)	—	—	(0.2)	(2.9)
Repurchase of common stock	—	—	(15.0)	—	—	(15.0)
Stock based compensation	3.6	—	—	—	—	3.6
Exercise of stock options	(4.6)	—	18.4	—	—	13.8
Other comprehensive income (loss)	—	—	—	(8.7)	2.6	(6.1)
Distribution of GCP	—	57.3	—	135.3	(3.7)	188.9
Balance, March 31, 2016	$495.7	$490.9	$(655.0)	$59.8	$3.4	$394.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through two reportable segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications, and Grace Materials Technologies, which includes engineered materials used in consumer, industrial, coatings, and pharmaceutical applications.
W. R. Grace & Co. conducts all of its business through a single wholly owned subsidiary, W. R. Grace & Co.–Conn. ("Grace–Conn."). Grace–Conn. owns all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.
As used in these notes, the term "Company" refers to W. R. Grace & Co. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.
Separation Transaction    On February 5, 2015, Grace announced a plan to separate into two independent, publicly traded companies, intended to improve Grace's strategic focus, simplify its operating structure, and allow for more efficient capital allocation. On January 27, 2016, Grace entered into a separation agreement with GCP Applied Technologies Inc., then a wholly-owned subsidiary of Grace ("GCP"), pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016 (the "Distribution Date"), by means of a pro rata distribution to Grace stockholders of all of the outstanding shares of GCP common stock (the "Distribution"). Under the Distribution, one share of GCP common stock was distributed for each share of Grace common stock held as of the close of business on January 27, 2016. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange. GCP’s historical financial results through the Distribution Date are reflected in Grace’s Consolidated Financial Statements as discontinued operations.
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2015 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2016, are not necessarily indicative of the results of operations for the year ending December 31, 2016.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Effect of New Accounting Standards    In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update is intended to change the requirements for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s ("IASB") reporting requirements for discontinued operations. Grace adopted this standard in the first quarter.
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
In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's treatment of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The update clarifies ASU 2015-03, allowing debt issuance costs related to line of credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new requirements are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this standard in the 2016 first quarter and reclassified $30.3 million of capitalized financing fees from other assets to debt payable after one year in the Consolidated Balance Sheet as of December 31, 2015.
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
In February 2016, the FASB issued ASU 2016-02 "Leases." This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Grace is currently evaluating its effect on the financial statements and the timing of adoption.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation." This update is part of the FASB's Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Grace is currently evaluating its effect on the financial statements and the timing of adoption.
2. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2016, and December 31, 2015:

(In millions)	March 31, 2016	December 31, 2015
Raw materials	$49.6	$47.1
In process	38.4	33.4
Finished products	102.9	98.2
Other	20.9	20.1
	$211.8	$198.8
3. Debt
Components of Debt

(In millions)	March 31, 2016	December 31, 2015
5.125% senior notes due 2021, net of unamortized debt issuance costs of $8.6 at March 31, 2016 (2015—$8.9)	$691.4	$691.1
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $6.9 at March 31, 2016 (2015—$15.6)	401.5	919.3
5.625% senior notes due 2024, net of unamortized debt issuance costs of $4.4 at March 31, 2016 (2015—$4.5)	295.6	295.5
Euro term loan, net of unamortized debt issuance costs and discounts of $1.5 at March 31, 2016 (2015—$3.4)	88.3	158.7
Debt payable—unconsolidated affiliate	35.5	33.4
Deferred payment obligation	29.3	29.1
Other borrowings(1)	45.0	45.7
Total debt	1,586.6	2,172.8
Less debt payable within one year	78.9	58.8
Debt payable after one year	$1,507.7	$2,114.0
Weighted average interest rates on total debt	4.6%	4.1%
___________________________________________________________________________________________________________________
(1) Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

The principal maturities of debt outstanding at March 31, 2016, were as follows:

(In millions)
2016	$48.1
2017	36.4
2018	6.8
2019	6.2
2020	4.9
Thereafter	1,484.2
Total debt	$1,586.6
On January 30, 2015, Grace borrowed on its $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the asbestos personal injury trust for $490 million. (See Note 8 for Chapter 11 information.)
Grace had no outstanding draws on its revolving credit facility as of March 31, 2016; however, the available credit under that facility was reduced to $253.1 million by outstanding letters of credit.
During the 2015 fourth quarter, Grace entered into an amendment to the credit agreement providing for the term loans to permit the Separation. The amendment, which became effective upon completion of the Separation, revised certain covenants, reduced the revolving credit facility limit to $300 million and extended the facility's term to November 1, 2020. The Separation had no impact on payment or other terms of the senior notes, which remained obligations of Grace.
In connection with the Separation, GCP distributed $750 million to Grace. Grace used $600 million of those funds to repay $526.9 million of its U.S. dollar term loan and €67.3 million of its euro term loan. As a result, Grace recorded a loss on early extinguishment of debt of $11.1 million. The remaining funds are being reserved for Grace's capital allocation strategy and general corporate purposes.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At March 31, 2016, the carrying amounts and fair values of Grace's debt were as follows:

	March 31, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$691.4	$719.1	$691.1	$701.5
U.S. dollar term loan(2)	401.5	396.0	919.3	907.2
5.625% senior notes due 2024(1)	295.6	311.1	295.5	298.1
Euro term loan(2)	88.3	87.6	158.7	157.3
Other borrowings	109.8	109.8	108.2	108.2
Total debt	$1,586.6	$1,623.6	$2,172.8	$2,172.3
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $8.6 million and $4.4 million as of March 31, 2016, and $8.9 million and $4.5 million as of December 31, 2015, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $6.9 million and $15.6 million as of March 31, 2016, and $1.5 million and $3.4 million as of December 31, 2015, related to the U.S. dollar term loan and euro term loan, respectively.

At March 31, 2016, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 15 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2016, there were no open fixed-rate natural gas swaps.
The valuation of Grace's natural gas call options was determined using a market approach, based on the strike price of the options and the natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity option contracts with maturities of not more than 24 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying purchases affect income. At March 31, 2016, there are no outstanding commodity option contracts.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 15 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until February 2017. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

March 31, 2016, the contract volume, or notional amount, of the commodity contracts was 1.3 million pounds with a total contract value of $1.0 million.
Currency Derivatives
Because Grace conducts business in over 40 countries and in more than 30 currencies, results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace will use financial instruments such as currency forward contracts, options, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective.
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
Debt and Interest Rate Swap Agreements
Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in "accumulated other comprehensive income (loss)" and reclassified into "interest expense and related financing costs" during the hedged interest period.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015:

	Fair Value Measurements at March 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$0.7	$—	$0.7	$—
Total Assets	$0.7	$—	$0.7	$—
Liabilities
Interest rate derivatives	$11.4	$—	$11.4	$—
Commodity derivatives	0.1	—	0.1	—
Currency derivatives	0.2	—	0.2	—
Total Liabilities	$11.7	$—	$11.7	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.0	$—	$1.0	$—
Commodity derivatives	0.6	—	0.6	—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Interest rate derivatives	$7.9	$—	$7.9	$—
Commodity derivatives	0.1	—	0.1	—
Currency derivatives	0.5	—	0.5	—
Total Liabilities	$8.5	$—	$8.5	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015:

March 31, 2016 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$—	Other current liabilities	$0.1
Currency contracts	Other current assets	0.1	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	4.2
Interest rate contracts	Other assets	—	Other liabilities	7.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.6	Other current liabilities	0.2
Total derivatives		$0.7		$11.7

December 31, 2015 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.6	Other current liabilities	$0.1
Currency contracts	Other current assets	0.7	Other current liabilities	0.3
Interest rate contracts	Other current assets	—	Other current liabilities	4.1
Currency contracts	Other assets	0.2	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	0.2
Total derivatives		$1.6		$8.5

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(4.5)	Interest expense	$(1.0)
Currency contracts	(0.1)	Other expense	0.5
Commodity contracts	(0.4)	Cost of goods sold	0.2
Total derivatives	$(5.0)		$(0.3)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.1

Three Months Ended March 31, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.6)	Interest expense	$(0.6)
Currency contracts	1.4	Other expense	1.3
Commodity contracts	(1.0)	Cost of goods sold	(1.0)
Total derivatives	$(3.2)		$(0.3)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.6)
Net Investment Hedges
Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2016, €80.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative instruments designated as net investment hedges for the three months ended March 31, 2016 and 2015. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended March 31, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(1.4)
Total nonderivatives	$(1.4)

Three Months Ended March 31, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$20.0
Total nonderivatives	$20.0
Credit Risk
Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining industry represent the greatest exposure. Grace's credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable but may require a bank letter of credit in certain instances, particularly when selling to customers in cash-restricted countries.
Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by counterparties to its derivatives. Grace's derivative contracts are with internationally recognized commercial financial institutions.
5. Income Taxes
The annualized effective tax rate on 2016 forecasted income from continuing operations is estimated to be 38.1% as of March 31, 2016, compared with 36.0% for the year ended December 31, 2015. The 2016 tax rate includes a $12.8 million discrete charge for an increase in valuation allowance associated with Grace's state net operating loss carryforwards, with $8.8 million due to a Separation-related change in Grace's outlook for being able to use these NOLs and $4.0 million due to a Louisiana tax law change.
Grace generated approximately $1,800 million in U.S. federal tax deductions relating to its emergence from bankruptcy. These deductions generated a U.S. federal and state net operating loss ("NOL") carryforward in 2014, which Grace will carry forward and expects to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. Grace also expects to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at March 31, 2016, of $660.1 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal(1)	$589.8	$(2.2)	$587.6
United States—States(1)	51.3	(16.3)	35.0
Germany	31.5	—	31.5
Other foreign	8.6	(2.6)	6.0
Total	$681.2	$(21.1)	$660.1
___________________________________________________________________________________________________________________

(1)
The U.S. federal deductions generated relating to emergence of $1,800 million, plus the $30 million ZAI PD deferred payment obligation, account for a majority of the U.S. federal and state deferred tax assets.

Grace will need to generate approximately $1,700 million of U.S. federal taxable income by 2035 (or approximately $90 million per year during the carryforward period) to fully realize the U.S. federal and a majority of the U.S. state net deferred tax assets.
As discussed in Notes 1 and 15, the Separation of Grace and GCP was completed on February 3, 2016. In conjunction with the Separation, approximately $80 million of Grace’s deferred tax assets were transferred to GCP. Additionally, Grace expects to utilize approximately $5 million of federal and state deferred tax assets on certain Separation transactions.
The following table summarizes expiration dates in jurisdictions where we have, or will have, material tax loss carryforwards:

Expiration Dates
United States—Federal	2034 - 2035
United States—States	2016 - 2035
In evaluating Grace's ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace relies upon assumptions and estimates about future activities, including the amount of future federal, state and international pretax operating income that Grace will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. As stated above, during the first quarter of 2016, Grace increased its valuation allowance on state net operating loss carryforwards by $12.8 million.
As of December 31, 2014, Grace had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. Further, in connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. Grace also considered local country legal and regulatory restrictions. Grace included tax expense in discontinued operations of $19.0 million in 2015 for repatriation and $1.8 million in the 2016 first quarter for deemed repatriation attributable to both current and prior years' earnings. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

Grace believes that the Separation was a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to separation, Grace expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. Grace bases this assertion on:

(1)	the expectation that it will satisfy its U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
Grace will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's underfunded and unfunded pension plans:

(In millions)	March 31, 2016	December 31, 2015
Underfunded defined benefit pension plans	$(72.6)	$(73.2)
Unfunded defined benefit pension plans	(309.3)	(304.3)
Total underfunded and unfunded defined benefit pension plans	(381.9)	(377.5)
Pension liabilities included in other current liabilities	(14.4)	(14.2)
Net funded status	$(396.3)	$(391.7)
Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $396.3 million as of March 31, 2016.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$5.0	$2.0	$—	$6.4	$3.0	$—
Interest cost	10.5	2.0	—	13.8	4.2	0.1
Expected return on plan assets	(14.6)	(1.0)	—	(17.6)	(3.4)	—
Amortization of prior service (credit) cost	(0.1)	—	(0.6)	0.1	—	(1.0)
Amortization of net deferred actuarial loss	—	—	0.2	—	—	0.2
Net periodic benefit cost (income)	0.8	3.0	(0.4)	2.7	3.8	(0.7)
Less: discontinued operations	(0.5)	(0.2)	—	(0.7)	(0.5)	0.4
Net periodic benefit cost (income) from continuing operations	$0.3	$2.8	$(0.4)	$2.0	$3.3	$(0.3)

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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three months ended March 31, 2016, were $2.7 million compared with $2.8 million for the prior-year quarter.
7. Other Balance Sheet Accounts

(In millions)	March 31, 2016	December 31, 2015
Other Current Liabilities
Income tax payable	$35.3	$25.8
Accrued compensation	31.5	52.1
Accrued interest	29.3	18.9
Environmental contingencies	22.3	21.4
Deferred revenue	17.0	16.9
Pension liabilities	14.4	14.2
Other accrued liabilities	76.3	85.1
	$226.1	$234.4
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has fixed and contingent obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date. Grace is obligated to make a payment of $30 million to the PD Trust in respect of ZAI PD Claims on February 3, 2017, and has recorded a liability of $29.3 million representing the present value of this amount in "debt payable within one year" in the accompanying Consolidated Balance Sheets. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
With respect to other asbestos property damage claims ("Other PD Claims"), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

district court, in each case pursuant to procedures to be approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable.
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
Estimated Investigation and Remediation Costs
At March 31, 2016, Grace's estimated liability for environmental investigation and remediation costs totaled $56.1 million, compared with $55.2 million at December 31, 2015, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. It is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts. Net cash paid against previously established reserves for the three months ended March 31, 2016 and 2015, were $1.4 million and $4.2 million, respectively.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby at March 31, 2016, and December 31, 2015, was $17.4 million and $18.7 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.
Non-Vermiculite-Related Matters
At March 31, 2016, and December 31, 2015, Grace's estimated liability for response costs at sites not related to its former vermiculite mining and processing activities was $38.7 million and $36.5 million, respectively. This liability relates to Grace's current and former operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

•
Contracts providing for the sale of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities related to activities prior to the closing of the transaction, including environmental liabilities.

•
Contracts related to the Separation in which Grace has agreed to indemnify GCP against liabilities related to activities prior to the closing of the transaction, including tax, employee, and environmental liabilities.

•
Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At March 31, 2016, Grace had gross financial assurances issued and outstanding of $117.8 million, composed of $33.2 million of surety bonds issued by various insurance companies and $84.6 million of standby letters of credit and other financial assurances issued by various banks.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses

Restructuring Expenses
In the first quarter, Grace incurred costs from restructuring actions as a result of changes in the business environment and its business structure, primarily related to workforce reductions due to the exit of certain non-strategic product lines in Materials Technologies, which are included in "other expense (income), net" in the Consolidated Statements of Operations. Grace incurred $8.5 million ($0.5 million in Catalysts Technologies, $7.9 million in Materials Technologies, and $0.1 million in Corporate) of restructuring expenses during the first quarter, compared with $5.2 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2016.

Restructuring Expenses (In millions)	Three Months Ended March 31,
	2016	2015
Restructuring expenses	$8.5	$5.2
Total restructuring expenses	$8.5	$5.2

Restructuring Liability (In millions)	Total
Balance, December 31, 2015	$7.6
Accruals for severance and other costs	8.5
Payments	(4.5)
Currency translation adjustments and other	0.4
Balance, March 31, 2016	$12.0
Repositioning Expenses
Pretax repositioning expenses of $5.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, were primarily related to the Separation.

	Three Months Ended March 31,
(In millions)	2016	2015
Employee-related costs	$5.1	$0.3
Total	$5.1	$0.3
Substantially all of these costs have been or are expected to be settled in cash.

Notes to Consolidated Financial Statements (Continued)

10. Other Expense (Income), net

Components of other expense (income), net are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Restructuring expenses	$8.5	$5.2
Provision for environmental remediation, net	2.2	(3.3)
Chapter 11 expenses, net	1.2	1.1
Currency transaction effects	0.5	(3.1)
Net loss on sales of investments and disposals of assets	0.5	0.4
Interest income	(0.2)	(0.2)
Asbestos and bankruptcy-related charges, net	—	(8.7)
Other miscellaneous income	(2.4)	—
Total other expense (income), net	$10.3	$(8.6)
In the 2015 first quarter, Grace finalized its accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of certain bankruptcy liabilities.
11. Other Comprehensive Loss
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive loss for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.3	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(5.4)	—	(5.4)
Loss from hedging activities	(4.7)	1.7	(3.0)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(10.6)	$1.9	$(8.7)

Three Months Ended March 31, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.9)	$0.4	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(0.7)	0.3	(0.4)
Currency translation adjustments	(10.8)	—	(10.8)
Loss from hedging activities	(2.9)	1.0	(1.9)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(14.4)	$1.3	$(13.1)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Loss (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive loss before reclassifications	—	(5.4)	(3.4)	(8.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.4	0.1
Net current-period other comprehensive loss	(0.3)	(5.4)	(3.0)	(8.7)
Distribution of GCP	(0.2)	135.5	—	135.3
Ending balance	$2.5	$64.0	$(6.7)	$59.8

Three Months Ended March 31, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive income (loss) before reclassifications	—	(10.8)	2.3	(8.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(4.2)	(4.6)
Net current-period other comprehensive loss	(0.4)	(10.8)	(1.9)	(13.1)
Ending balance	$3.6	$(33.6)	$(6.9)	$(36.9)
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2016	2015
Numerators
Net income from continuing operations attributable to W. R. Grace & Co. shareholders	$7.2	$30.2
(Loss) income from discontinued operations	(9.9)	22.5
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(2.7)	$52.7
Denominators
Weighted average common shares—basic calculation	70.6	72.8
Dilutive effect of employee stock options	—	0.7
Weighted average common shares—diluted calculation	70.6	73.5
Basic earnings per share
Net income from continuing operations attributable to W. R. Grace & Co. shareholders	$0.10	$0.41
(Loss) income from discontinued operations	(0.14)	0.31
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(0.04)	$0.72
Diluted earnings per share
Net income from continuing operations attributable to W. R. Grace & Co. shareholders	$0.10	$0.41
(Loss) income from discontinued operations	(0.14)	0.31
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(0.04)	$0.72
There were approximately 1.1 million and 0.2 million anti-dilutive options outstanding for the three months ended March 31, 2016 and 2015, respectively.
On February 4, 2014, Grace announced that its Board of Directors had authorized a share repurchase program of up to $500 million expected to be completed over the following 12 to 24 months at the discretion of management. The Company completed this initial share repurchase program on January 15, 2015. On February 5, 2015, Grace announced that its Board of Directors had authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the three months ended March 31, 2016 and 2015, the Company repurchased 210,100 shares and 581,204 shares of Company common stock for $15.0 million and $55.6 million, respectively, pursuant to the terms of its share repurchase programs.
13. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Following the Separation, Grace has managed its business through three operating segments: Grace Refining Technologies, Grace Specialty Catalysts, and Grace Materials Technologies. Grace Refining Technologies and Grace Specialty Catalysts are aggregated into the Grace Catalysts Technologies reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer and channels of distribution. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 14. Grace Materials Technologies includes engineered materials used in consumer, industrial, coatings, and pharmaceutical applications. The table below presents information related to Grace's reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.
Grace defines Adjusted EBIT (a non-GAAP financial measure) to be net income from continuing operations adjusted for interest income and expense; income taxes; costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.
Reportable Segment Data

	Three Months Ended March 31,
(In millions)	2016	2015
Net Sales
Catalysts Technologies	$260.6	$281.0
Materials Technologies	102.2	116.0
Total	$362.8	$397.0
Adjusted EBIT
Catalysts Technologies segment operating income	$78.3	$73.7
Materials Technologies segment operating income	20.6	23.9
Corporate costs	(13.2)	(20.8)
Certain pension costs	(3.1)	(5.3)
Total	$82.6	$71.5

(In millions)	March 31, 2016	December 31, 2015
Total Assets
Catalysts Technologies	$1,335.7	$1,390.8
Materials Technologies	346.3	333.4
Corporate	1,206.4	1,083.4
Assets of discontinued operations	—	838.1
Total	$2,888.4	$3,645.7
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements
Grace Adjusted EBIT for the three months ended March 31, 2016 and 2015, is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

	Three Months Ended March 31,
(In millions)	2016	2015
Grace Adjusted EBIT	$82.6	$71.5
Restructuring expenses	(8.5)	(5.2)
Repositioning expenses	(5.1)	(0.3)
Income and expense items related to divested businesses	(3.0)	0.7
(Costs) benefit related to Chapter 11 and asbestos, net	(1.7)	9.7
Pension MTM adjustment and other related costs, net	0.2	(4.2)
Loss on early extinguishment of debt	(11.1)	—
Interest expense, net	(21.8)	(24.5)
Net loss attributable to noncontrolling interests	(0.2)	—
Income from continuing operations before income taxes	$31.4	$47.7
Geographic Area Data
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
(In millions)	2016	2015
Net Sales
United States	$108.2	$103.7
Canada and Puerto Rico	10.7	12.6
Total North America	118.9	116.3
Europe Middle East Africa	142.4	154.8
Asia Pacific	72.1	97.8
Latin America	29.4	28.1
Total	$362.8	$397.0
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $110.6 million and $103.2 million as of March 31, 2016, and December 31, 2015, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $6.9 million for the three months ended March 31, 2016, compared with $6.2 million for the three months ended March 31, 2015. ART is a private company and accordingly does not have a quoted market price available. The following summary presents ART's results of operations.

	Three Months Ended March 31,
(In millions)	2016	2015
Summary of Statement of Operations information:
Net sales	$64.0	$77.2
Costs and expenses applicable to net sales	48.2	64.7
Income before income taxes	13.9	12.6
Net income	13.8	12.3

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended March 31,
(In millions)	2016	2015
Grace sales of catalysts to ART	$56.5	$54.2
Charges for fixed costs, research and development and selling, general and administrative services to ART	6.2	5.9
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 24, 2017. No amounts were outstanding at March 31, 2016, and December 31, 2015.
15. Discontinued Operations
On February 5, 2015, Grace announced a plan to separate into two independent, publicly traded companies. On January 27, 2016, Grace entered into a separation agreement with GCP, then a wholly-owned subsidiary of Grace, pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business of its Grace Materials Technologies operating segment to GCP.
On the Distribution Date, Grace completed the transfer of its construction products business and its packaging technologies business to GCP, and distributed all of the Grace-owned common stock of GCP to Grace’s stockholders as of the close of business on January 27, 2016. In connection with the Separation, GCP made cash distributions of $750 million to Grace and its subsidiaries.
As a result of the Separation and Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange. Grace does not beneficially own any shares of GCP common stock and will not consolidate the financial results of GCP in its future financial reporting, as GCP is no longer a related party to Grace subsequent to the Separation. GCP’s historical financial results through the Distribution Date are reflected in Grace’s Consolidated Financial Statements as discontinued operations.
Separation and Distribution Agreement    Prior to the completion of the Separation and the Distribution, Grace, Grace–Conn. and GCP entered into a Separation and Distribution Agreement and certain related agreements that govern the post-Separation relationship between Grace and GCP. The Separation and Distribution Agreement identifies the transfer of Grace's assets and liabilities that are specifically identifiable or otherwise allocable to GCP, the elimination of Grace’s equity interest in GCP, the removal of certain non-recurring separation costs directly related to the Separation and Distribution, the cash distribution from GCP to Grace, the reduction in Grace's debt using the cash received from GCP, and it provides for when and how these transfers, assumptions and assignments have occurred or will occur.
Tax Sharing Agreement      The Company, Grace–Conn. and GCP entered into a Tax Sharing Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the Distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify under Sections 355 and certain other relevant provisions of the Internal Revenue Code (the “Code”)), tax attributes, the preparation and filing of tax returns, tax elections, tax contests, and certain other tax matters.
In addition, the Tax Sharing Agreement imposes certain restrictions on GCP and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the qualification of the Distribution and certain related transactions under Sections 355 and certain other relevant provisions of the Code. The Tax Sharing Agreement provides special rules that allocate tax liabilities in the event the Distribution, together with certain related transactions, does not so qualify. In general,

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations (Continued)

under the Tax Sharing Agreement, each party is expected to be responsible for any taxes imposed on, and certain related amounts payable by, GCP or Grace that arise from the failure of the Distribution and certain related transactions, to qualify under Sections 355 and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the Tax Sharing Agreement.
The foregoing is a summary of the Separation and Distribution Agreement and the Tax Sharing Agreement. Grace has filed the full texts of the Separation and Distribution Agreement and the Tax Sharing Agreement with the SEC, which are readily available on the Internet at www.sec.gov.
The carrying amounts of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2015, related to GCP consisted of the following:

(In millions, except par value and shares)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$98.6
Trade accounts receivable, net	203.6
Inventories	105.3
Other current assets	38.9
Total Current Assets	446.4
Properties and equipment, net of accumulated depreciation and amortization	197.1
Goodwill	102.5
Technology and other intangible assets, net	33.3
Deferred income taxes	23.2
Overfunded defined benefit pension plans	26.1
Other assets	9.5
Total Assets	$838.1
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$25.7
Accounts payable	109.0
Other current liabilities	121.7
Total Current Liabilities	256.4
Deferred income taxes	14.6
Unrecognized tax benefits	5.2
Underfunded and unfunded defined benefit pension plans	79.0
Other liabilities	8.6
Total Liabilities	$363.8
In January 2016, GCP completed the sale of $525.0 million aggregate principal amount of 9.500% Senior Notes due in 2023. GCP used a portion of these proceeds to fund a $500.0 million distribution to Grace in connection with the Separation and the Distribution.
In February 2016, GCP entered into a credit agreement that provides for new senior secured credit facilities in an aggregate principal amount of $525.0 million, consisting of term loans in an aggregate principal amount of $275.0 million maturing in 2022 and of revolving loans in an aggregate principal amount of $250.0 million maturing in 2021, which were undrawn at closing. GCP used a portion of these proceeds to fund a $250.0 million distribution to Grace in connection with the Separation and the Distribution.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2016, as the "first quarter," and the quarter ended March 31, 2015, as the "prior-year quarter." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 8.6% to $362.8 million.

•	Adjusted EBIT increased 15.5% to $82.6 million.

•	Net income from continuing operations decreased 76.2% to $7.2 million or $0.10 per diluted share. Adjusted EPS was $0.57 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 25.3% on a trailing four quarters basis compared with 24.0% for the 2015 fourth quarter.
On February 5, 2015, we announced a plan to separate into two independent, publicly traded companies, intended to improve our strategic focus, simplify our operating structure, and allow for more efficient capital allocation. On January 27, 2016, we entered into a separation agreement with GCP Applied Technologies Inc., then a wholly-owned subsidiary of Grace ("GCP"), pursuant to which we agreed to transfer our Grace Construction Products operating segment and the packaging technologies business of our Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the outstanding shares of GCP common stock (the "Distribution"). Under the Distribution, one share of GCP common stock was distributed for each share of Grace common stock held as of the close of business on January 27, 2016. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange. GCP’s historical financial results through the Distribution Date are reflected in our Consolidated Financial Statements as discontinued operations.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two reportable segments.
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
Grace Materials Technologies produces and sells specialty materials used in coatings, consumer, industrial, and pharmaceutical applications, as follows:

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

•	Pharmaceutical, life science and related applications including silica-based separation media, excipients and pharmaceutical intermediates.
Global Scope
We operate our business on a global scale with approximately 73% of our annual 2015 sales and 70% of our three months sales outside the United States. We operate in over 40 countries and do business in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income from continuing operations adjusted for interest income and expense; income taxes; costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS from continuing operations adjusted for costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines and certain other investments; certain other unusual or infrequent items that are not representative of underlying trends; and certain discrete tax items.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2016	2015	% Change
Net sales:
Catalysts Technologies	$260.6	$281.0	(7.3)%
Materials Technologies	102.2	116.0	(11.9)%
Total Grace net sales	$362.8	$397.0	(8.6)%
Net sales by region:
North America	$118.9	$116.3	2.2%
Europe Middle East Africa	142.4	154.8	(8.0)%
Asia Pacific	72.1	97.8	(26.3)%
Latin America	29.4	28.1	4.6%
Total net sales by region	$362.8	$397.0	(8.6)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$78.3	$73.7	6.2%
Materials Technologies segment operating income	20.6	23.9	(13.8)%
Corporate costs	(13.2)	(20.8)	36.5%
Certain pension costs(B)	(3.1)	(5.3)	41.5%
Adjusted EBIT	82.6	71.5	15.5%
Restructuring expenses	(8.5)	(5.2)
Repositioning expenses	(5.1)	(0.3)
Income and expense items related to divested businesses	(3.0)	0.7
(Costs) benefit related to Chapter 11 and asbestos, net	(1.7)	9.7
Pension MTM adjustment and other related costs, net	0.2	(4.2)
Loss on early extinguishment of debt	(11.1)	—
Interest expense, net	(21.8)	(24.5)	11.0%
Provision for income taxes	(24.4)	(17.5)	(39.4)%
Net income from continuing operations attributable to W. R. Grace & Co. shareholders	$7.2	$30.2	(76.2)%
Diluted EPS from continuing operations (GAAP)	$0.10	$0.41	(75.6)%
Adjusted EPS (non-GAAP)	$0.57	$0.41	39.0%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2016	2015	% Change
Adjusted profitability performance measures:
Adjusted Gross Margin:
Catalysts Technologies	43.4%	38.8%	4.6 pts
Materials Technologies	39.4%	38.3%	1.1 pts
Adjusted Gross Margin	42.3%	38.6%	3.7 pts
Pension costs in cost of goods sold	(0.2)%	(1.6)%	1.4 pts
Total Grace	42.1%	37.0%	5.1 pts
Adjusted EBIT:
Catalysts Technologies	$78.3	$73.7	6.2%
Materials Technologies	20.6	23.9	(13.8)%
Corporate	(16.3)	(26.1)	37.5%
Total Grace	82.6	71.5	15.5%
Depreciation and amortization:
Catalysts Technologies	$17.7	$17.1	3.5%
Materials Technologies	5.0	6.1	(18.0)%
Corporate	0.5	2.0	(75.0)%
Total Grace	23.2	25.2	(7.9)%
Adjusted EBITDA:
Catalysts Technologies	$96.0	$90.8	5.7%
Materials Technologies	25.6	30.0	(14.7)%
Corporate	(15.8)	(24.1)	34.4%
Total Grace	105.8	96.7	9.4%
Adjusted EBIT margin:
Catalysts Technologies	30.0%	26.2%	3.8 pts
Materials Technologies	20.2%	20.6%	(0.4) pts
Total Grace	22.8%	18.0%	4.8 pts
Adjusted EBITDA margin:
Catalysts Technologies	36.8%	32.3%	4.5 pts
Materials Technologies	25.0%	25.9%	(0.9) pts
Total Grace	29.2%	24.4%	4.8 pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2016	December 31, 2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$356.9	$345.8
Invested Capital:
Trade accounts receivable	209.1	254.5
Inventories	211.8	198.8
Accounts payable	(159.8)	(157.8)
	261.1	295.5
Other current assets (excluding income taxes)	38.6	43.2
Properties and equipment, net	627.4	645.3
Goodwill	336.6	336.5
Technology and other intangible assets, net	224.2	227.5
Investment in unconsolidated affiliate	110.6	103.2
Other assets (excluding capitalized financing fees)	29.1	31.8
Other current liabilities (excluding income taxes, environmental remediation related to asbestos and divested businesses, Chapter 11, restructuring, repositioning and accrued interest)	(126.2)	(160.0)
Other liabilities (excluding environmental remediation related to asbestos and divested businesses)	(90.9)	(81.4)
Total invested capital	$1,410.5	$1,441.6
Adjusted EBIT Return On Invested Capital	25.3%	24.0%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

(B)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. Catalysts Technologies and Materials Technologies segment operating income and corporate costs do not include any amounts for pension expense. Other pension related costs including annual mark-to-market adjustments and actuarial gains and losses are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of Grace's businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and actuarial gains and losses relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of Grace's businesses.

NM—Not Meaningful

Grace Overview
Following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended March 31, 2016 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2015
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(5.1)%	(0.8)%	(1.4)%	(7.3)%
Materials Technologies	(8.2)%	0.7%	(4.4)%	(11.9)%
Net sales	(5.9)%	(0.4)%	(2.3)%	(8.6)%
By Region:
North America	2.8%	(0.4)%	(0.2)%	2.2%
Europe Middle East Africa	(3.5)%	(0.2)%	(4.3)%	(8.0)%
Asia Pacific	(24.7)%	(0.9)%	(0.7)%	(26.3)%
Latin America	9.7%	0.7%	(5.8)%	4.6%
Sales for the first quarter decreased 8.6% compared with the prior-year quarter. The sales decrease was due to lower sales volumes (-5.9%), unfavorable currency translation (-2.3%) and lower pricing (-0.4%). Sales volumes for both businesses were negatively impacted by weaker demand in Asia Pacific compared with the prior-year quarter. Currency translation negatively impacted both reportable segments in the first quarter as the dollar strengthened against multiple currencies compared with the prior-year quarter.
Adjusted Gross Margin increased 370 basis points to 42.3% for the first quarter from 38.6% for the prior-year quarter primarily due to lower manufacturing costs and improved productivity.

Adjusted EBIT
Adjusted EBIT was $82.6 million for the first quarter, an increase of 15.5% compared with the prior-year quarter, primarily due to higher Adjusted Gross Margin, lower operating expenses including lower corporate costs, and increased income from our ART joint venture, partially offset by lower sales volumes and unfavorable currency translation. The prior-year quarter, prepared on a discontinued operations basis, includes certain costs which were either assumed by GCP at the time of the Separation or eliminated through restructuring or other cost reduction actions.
Grace Net Income
Grace net income from continuing operations was $7.2 million for the first quarter, a decrease of 76.2% compared with $30.2 million for the prior-year quarter. The decrease was primarily due to an $11.1 million loss on early extinguishment of debt due to the accelerated amortization of capitalized financing costs associated with the pay down of $600 million of debt in the first quarter, and a higher provision for income taxes primarily due to the tax effects of the Separation. The first quarter also included higher repositioning expenses related to the Separation and higher restructuring costs primarily related to workforce reductions due to the exit of certain non-strategic product lines in Materials Technologies. Net income in the prior-year quarter included a $9.0 million gain reflecting the final resolution of certain bankruptcy liabilities, which was partially offset by higher corporate costs.
Net (loss) income from discontinued operations in the Consolidated Statements of Operations includes GCP's earnings prior to the Separation for the first quarter and the prior-year quarter, as well as costs related to the Separation. Discontinued operations includes repositioning expenses directly related to the Separation of approximately $22 million for the first quarter and approximately $7 million for the prior-year quarter.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2016				2015
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations (GAAP)				$0.10				$0.41
Loss on early extinguishment of debt	$11.1	$4.1	$7.0	0.10	$—	$—	$—	—
Restructuring expenses	8.5	2.9	5.6	0.08	5.2	1.8	3.4	0.05
Repositioning expenses	5.1	1.8	3.3	0.05	0.3	0.1	0.2	—
Income and expense items related to divested businesses	3.0	1.1	1.9	0.03	(0.7)	(0.2)	(0.5)	(0.01)
Costs related to Chapter 11 and asbestos, net	1.7	0.7	1.0	0.01	(9.7)	(3.6)	(6.1)	(0.08)
Pension MTM adjustment and other related costs, net	(0.2)	(0.1)	(0.1)	—	4.2	1.5	2.7	0.04

Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(13.9)	13.9	0.20		(0.3)	0.3	—
Adjusted EPS (non-GAAP)				$0.57				$0.41
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter increased to 25.3% on a trailing four quarters basis from 24.0% on the same basis as of December 31, 2015. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Catalysts Technologies
Sales were $260.6 million for the first quarter, a decrease of 7.3% from the prior-year quarter. The decrease was due to lower sales volumes (-5.1%), unfavorable currency translation (-1.4%), and lower pricing (-0.8%). Sales volumes of refining catalysts declined compared with the prior-year quarter primarily due to planned reductions in trialing activity and higher turnarounds in FCC catalysts. In January, we reduced 10,000 tons of our least efficient capacity at our Curtis Bay plant. Specialty catalysts sales increased slightly with growth in all regions except Asia. Asia was primarily impacted by declines in China as inventories were reduced to align with lower projected growth rates. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $113.2 million for the first quarter, an increase of 3.9% from the prior-year quarter. Adjusted Gross Margin of 43.4% increased 460 basis points from 38.8% for the prior-year quarter. Both gross profit and Adjusted Gross Margin increased primarily due to lower manufacturing costs and improved productivity.

Operating income was $78.3 million for the first quarter, an increase of 6.2% from the prior-year quarter. The increase was primarily due to improved gross margins and higher income from ART. The ART joint venture contributed $6.9 million to operating income, an increase of $0.7 million from the prior-year quarter. Operating margin for the first quarter increased by 380 basis points to 30.0%.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $102.2 million for the first quarter, a decrease of 11.9% compared with the prior-year quarter. The decrease was due to lower sales volumes (-8.2%) and unfavorable currency translation (-4.4%), partially offset by improved pricing (+0.7%). Sales volumes decreased in all regions due to lower demand and order timing, with over half the reduction coming from Asia, which also saw reductions in inventory levels. Unfavorable currency translation, primarily in Europe and Latin America, affected sales as the dollar strengthened against the euro and other currencies.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $40.3 million for the first quarter, a decrease of 9.2% from the prior-year quarter. Adjusted Gross Margin was 39.4% compared with 38.3% for the prior-year quarter. The increase in gross margin was primarily due to favorable product mix and improved pricing.
Operating income was $20.6 million for the first quarter, a decrease of 13.8% from the prior-year quarter. The decrease in segment operating income was primarily due to lower sales volumes and unfavorable currency translation partially offset by higher gross margin and lower operating expenses.
Operating margin for the first quarter was 20.2%, a decrease of 40 basis points from the prior-year quarter.
Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the first quarter were $13.2 million, a decrease of $7.6 million compared with the prior-year quarter, prepared on a discontinued operations basis. Certain costs included in the prior-year quarter were either assumed by GCP at the time of the Separation or have been eliminated through restructuring or other cost reduction actions.
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $3.1 million compared with $5.3 million for the prior-year quarter. The decrease was primarily due to lower service and interest costs.
As of December 31, 2015, we changed the approach used to determine the service and interest cost components of defined benefit pension expense. Previously, we estimated service and interest costs using a single weighted average discount rate derived from the same yield curve used to measure the projected benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change did not affect the measurement of the projected benefit obligation as of December 31, 2015. We consider this a change in accounting estimate, which is being accounted for prospectively as of January 1, 2016. For full-year 2016, the change in estimate is expected to reduce service and interest costs by $12 million to $14 million when compared to the prior methodology.

Repositioning Expenses
Pretax repositioning expenses were $5.1 million compared with $0.3 million for the prior-year quarter. The increase was primarily due to employee-related costs in connection with the Separation.

	Three Months Ended March 31,
(In millions)	2016	2015
Employee-related costs	$5.1	$0.3
Total	$5.1	$0.3
We have spent a significant amount of time and money related to the Separation, and we expect to continue to incur costs during the remainder of 2016. We exclude from Adjusted EBIT specific third party costs of advisors, attorneys and accountants that have assisted us with the Separation. We have also excluded certain internal costs that we would not have spent absent the Separation. These internal costs primarily include compensation, benefits, severance costs, and specific costs related to the Separation.
Interest and Financing Expenses
Net interest and financing expenses were $21.8 million for the first quarter, a decrease of 11.0% compared with the prior-year period quarter, primarily due to voluntary prepayments related to the term loans in February and March 2016.
Income Taxes
The income tax provision for continuing operations at the U.S. federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $11.0 million and $16.7 million, respectively, compared with the recorded provision of $24.4 million and $17.5 million, respectively. The primary difference between the tax provision at the U.S. statutory rate and the recorded provision for income taxes, is an increase in valuation allowance on state net operating loss carryforwards adjustments of which $8.8 million was related to the Separation and $4.0 million was related to a change in tax law.
We generated approximately $1,800 million in U.S. federal tax deductions relating to our emergence from bankruptcy. These deductions generated U.S. federal and state NOL carryforwards in 2014 which we will carry forward and expect to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. We also expect to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. (See Note 8 for Chapter 11 information.)
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, which includes payments related to the Separation and certain true up payments made to foreign jurisdictions, were $17.2 million for the first quarter, or approximately 55% of income before income taxes. Our annual cash tax rate is expected to be 13% to 16% including tax costs related to the Separation.
As of December 31, 2014, we had the intent and ability to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside the United States. In 2015, in connection with the Separation, we repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. We also considered local country legal and regulatory restrictions. We included tax expense of $19.0 million in discontinued operations in 2015 for repatriation and $1.8 million in the 2016 first quarter for deemed repatriation attributable to both current and prior years' earnings.
We believe that the Separation was a one-time, non-recurring event, and such recognition of deferred taxes of undistributed earnings would not have occurred if not for the Separation. Beyond the Separation, we expect undistributed prior-year earnings of our foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. We base this assertion on:

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
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2016.
Our principal uses of cash are generally capital investments and acquisitions, working capital investments, contributions to our defined benefit pension plans, and the repayment of debt. We also repurchase shares of our common stock. In January 2015, we completed the initial $500 million share repurchase program authorized by our Board of Directors following emergence from bankruptcy. The Board of Directors has authorized an additional share repurchase program of up to $500 million. Under this program, during the first quarter we repurchased 210,100 shares of Company common stock for $15.0 million.
We believe that the cash we expect to generate during 2016 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and meet our debt and pension obligations.
During the 2015 fourth quarter, we entered into an amendment to the credit agreement providing for our term loans to permit the Separation. The amendment, which became effective upon completion of the Separation, also reduced the revolving credit facility to $300 million and extended its term to November 1, 2020. In connection with the Separation, GCP distributed $750 million to Grace. Using a portion of those proceeds, we repaid $600 million of our euro and U.S. dollar term loans. The Separation had no impact on payment or other terms of the senior notes due in 2021 and 2024, and they remain our obligations.
Cash Resources and Available Credit Facilities
At March 31, 2016, we had available liquidity of $701.9 million, consisting of $414.5 million in cash and cash equivalents ($298.5 million in the U.S.), $253.1 million available under our revolving credit facility, and $34.3 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of March 31, 2016:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$56.1	$7.9	12/31/2016
Other countries	51.4	26.4	Various through 2017
Total	$107.5	$34.3

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by (used for) operating activities	$69.6	$(382.6)
Net cash used for investing activities	(34.1)	(33.0)
Net cash provided by financing activities	145.1	208.0
Effect of currency exchange rate changes on cash and cash equivalents	2.6	(2.1)
Increase (decrease) in cash and cash equivalents from continuing operations	183.2	(209.7)
Increase (decrease) in cash and cash equivalents from discontinued operations	44.8	(21.0)
Net increase (decrease) in cash and cash equivalents	228.0	(230.7)
Less: cash and cash equivalents of discontinued operations	(143.4)	—
Cash and cash equivalents, beginning of period	329.9	557.5
Cash and cash equivalents, end of period	$414.5	$326.8
Net cash provided by operating activities from continuing operations for the first quarter was $69.6 million, compared with a net use of cash of $382.6 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to the 2015 first quarter payment of $490.0 million to repurchase the warrant issued at emergence, partially offset by higher cash paid for repositioning and higher net cash paid for income taxes.
Net cash used for investing activities from continuing operations for the first quarter was $34.1 million, compared with $33.0 million for the prior-year quarter.
Net cash provided by financing activities from continuing operations for the first quarter was $145.1 million, compared with $208.0 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to the $750 million distribution of cash from GCP, of which $600 million was used to pay down our euro and U.S. dollar term loans, and lower cash paid for repurchases of common stock in the first quarter.
Included in net cash provided by (used for) operating activities from continuing operations are Chapter 11 and asbestos expenses paid of $1.1 million and $491.4 million, restructuring expenses paid of $4.5 million and $0.6 million, repositioning expenses paid of $29.0 million and $3.1 million, and cash paid for legacy items of $1.4 million and $4.1 million for the first quarter and prior-year quarter, respectively, and cash taxes related to repositioning of $2.6 million in the first quarter. Included in capital expenditures are $0.3 million related to repositioning for the first quarter. These cash flows totaled $38.9 million and $499.2 million for the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2016, was $1,586.6 million. During the first quarter, we repaid $526.9 million of our U.S. dollar term loan and €67.3 million of our euro term loan.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2016	2015
U.S. pay-as-you-go plans	$1.8	$1.7
Non-U.S. advance-funded plans	0.2	0.5
Non-U.S. pay-as-you-go plans	1.7	1.7
Total Cash Contributions	$3.7	$3.9
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $1.9 million to these plans during the first quarter compared with $2.2 million during the prior-year quarter.
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
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2015, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of Grace's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; Grace's legal and environmental proceedings; uncertainties related to Grace's ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel following the separation transaction; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2015, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2016, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8 to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Report and below, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
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
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended March 31, 2016:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2016 - 1/31/2016	—	—	—	229.8
2/1/2016 - 2/29/2016	—	—	—	229.8
3/1/2016 - 3/31/2016	210,100	71.29	210,100	214.9
Total	210,100	71.29	210,100
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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
2.1	Separation and Distribution Agreement dated as of January 27, 2016 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
4.1
Credit Agreement dated as of February 3, 2016 by and among GCP Applied Technologies Inc., Grace Construction Products Limited, Grace NV, each lender from time to time party thereto, and Deutsche Bank AG, as Administrative Agent.
Exhibit 10.1 to Form 8-K (filed 2/03/16) SEC File No.: 001-13953
4.2	Indenture, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
4.3	Form of 9.500% Note due 2023 (included as Exhibit A to Exhibit 4.2)	Exhibit 4.2 (included as Exhibit A to Exhibit 4.2) to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.1	Form of Performance-based Unit Agreement (2016).	Exhibit 10.2 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.2	Form of Stock Option Award Agreement (2016).	Exhibit 10.1 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.3	Form of Restricted Stock Award Agreement (2016)	Exhibit 10.3 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.4	Severance Plan for Leadership Team Officers of W. R. Grace & Co.	Exhibit 10.2 to Form 8-K (filed 2/03/16) SEC File No.: 001-13953*
10.5	Tax Sharing Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.6	Employee Matters Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.2 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.7	Transition Services Agreement, dated as of January 27, 2016, by and between W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.3 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953

Exhibit No.	Description of Exhibit	Location
10.8	Cross-License Agreement, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., W. R. Grace & Co.–Conn. and Grace GmbH & Co. KG.	Exhibit 10.4 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.9	Grace Transitional License Agreement, dated as of January 27, 2016, by and between W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.5 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.10	Accepted Letter dated January 21, 2016, between Fred Festa, on behalf of Grace, and Thomas E. Blaser (includes indemnification provision).	Filed herewith*
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 5/5/2016	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 5/5/2016	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: 5/5/2016	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
2.1	Separation and Distribution Agreement dated as of January 27, 2016 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
4.1
Credit Agreement dated as of February 3, 2016 by and among GCP Applied Technologies Inc., Grace Construction Products Limited, Grace NV, each lender from time to time party thereto, and Deutsche Bank AG, as Administrative Agent.
Exhibit 10.1 to Form 8-K (filed 2/03/16) SEC File No.: 001-13953
4.2	Indenture, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
4.3	Form of 9.500% Note due 2023 (included as Exhibit A to Exhibit 4.2)	Exhibit 4.2 (included as Exhibit A to Exhibit 4.2) to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.1	Form of Performance-based Unit Agreement (2016).	Exhibit 10.2 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.2	Form of Stock Option Award Agreement (2016).	Exhibit 10.1 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.3	Form of Restricted Stock Award Agreement (2016)	Exhibit 10.3 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.4	Severance Plan for Leadership Team Officers of W. R. Grace & Co.	Exhibit 10.2 to Form 8-K (filed 2/03/16) SEC File No.: 001-13953*
10.5	Tax Sharing Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.6	Employee Matters Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.2 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.7	Transition Services Agreement, dated as of January 27, 2016, by and between W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.3 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.8	Cross-License Agreement, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., W. R. Grace & Co.–Conn. and Grace GmbH & Co. KG.	Exhibit 10.4 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.9	Grace Transitional License Agreement, dated as of January 27, 2016, by and between W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.5 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
10.10	Accepted Letter dated January 21, 2016, between Fred Festa, on behalf of Grace, and Thomas E. Blaser (includes indemnification provision).	Filed herewith*
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith

Exhibit No.	Description of Exhibit	Location
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.