Form 10-Q
period 2016-06-30
W R GRACE & CO
filed 2016-08-04
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $0.01 par value per share	70,334,615 shares

_______________________________________________________________________________
Unless otherwise indicated, in this Report the terms "Grace," "we," "us," or "our" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates, and the term "the Company" means W. R. Grace & Co. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this Report are trademarks, service marks, or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries.
The Financial Accounting Standards Board is referred to in this Report as the "FASB." The FASB issues, among other things, Accounting Standards Codifications (ASCs) and Accounting Standards Updates (ASUs).

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2016, and the related consolidated statements of operations, comprehensive income, cash flows and equity for the three-month and six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
August 4, 2016

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net sales	$390.5	$407.2	$753.3	$804.2
Cost of goods sold	217.3	239.4	427.4	489.4
Gross profit	173.2	167.8	325.9	314.8
Selling, general and administrative expenses	66.4	73.5	134.4	150.5
Research and development expenses	12.4	12.3	24.1	24.4
Equity in earnings of unconsolidated affiliate	(2.6)	(2.3)	(9.5)	(8.5)
Restructuring and repositioning expenses	9.4	4.2	23.0	9.7
Loss on early extinguishment of debt	—	—	11.1	—
Interest expense and related financing costs	19.8	24.6	41.8	49.3
Other expense (income), net	8.4	5.0	10.2	(8.8)
Total costs and expenses	113.8	117.3	235.1	216.6
Income from continuing operations before income taxes	59.4	50.5	90.8	98.2
Provision for income taxes	(21.5)	(17.9)	(42.7)	(35.4)
Income from continuing operations	37.9	32.6	48.1	62.8
Income (loss) from discontinued operations, net of income taxes	0.6	24.8	(9.3)	47.3
Net income	38.5	57.4	38.8	110.1
Less: Net loss attributable to noncontrolling interests	0.2	—	0.4	—
Net income attributable to W. R. Grace & Co. shareholders	$38.7	$57.4	$39.2	$110.1
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$38.1	$32.6	$48.5	$62.8
Income (loss) from discontinued operations, net of income taxes	0.6	24.8	(9.3)	47.3
Net income attributable to W. R. Grace & Co. shareholders	$38.7	$57.4	$39.2	$110.1
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income from continuing operations	$0.54	$0.45	$0.69	$0.86
Income (loss) from discontinued operations, net of income taxes	0.01	0.34	(0.13)	0.65
Net income	$0.55	$0.79	$0.56	$1.51
Weighted average number of basic shares	70.5	72.6	70.5	72.7
Diluted earnings per share:
Income from continuing operations	$0.54	$0.45	$0.68	$0.86
Income (loss) from discontinued operations, net of income taxes	0.01	0.33	(0.13)	0.64
Net income	$0.55	$0.78	$0.55	$1.50
Weighted average number of diluted shares	70.9	73.2	71.0	73.3
Dividends per common share	$0.17	$—	$0.17	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$38.5	$57.4	$38.8	$110.1
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.4)	(0.8)	(0.7)	(1.2)
Currency translation adjustments	1.3	(0.7)	(4.1)	(11.5)
(Loss) gain from hedging activities, net of income taxes	(0.3)	1.6	(3.3)	(0.3)
Total other comprehensive income attributable to noncontrolling interests	—	0.6	2.6	0.7
Total other comprehensive income (loss)	0.6	0.7	(5.5)	(12.3)
Comprehensive income	39.1	58.1	33.3	97.8
Less: comprehensive loss (income) attributable to noncontrolling interests	0.2	(0.6)	(2.2)	(0.7)
Comprehensive income attributable to W. R. Grace & Co. shareholders	$39.3	$57.5	$31.1	$97.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$38.8	$110.1
Less: loss (income) from discontinued operations	9.3	(47.3)
Income from continuing operations	48.1	62.8
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	46.8	50.2
Equity in earnings of unconsolidated affiliate	(9.5)	(8.5)
Dividends received from unconsolidated affiliate	16.8	11.8
Cash paid for Chapter 11, and legacy product and environmental	(6.0)	(498.2)
Provision for income taxes	42.7	35.4
Cash paid for income taxes, net of refunds	(24.5)	(8.7)
Loss on early extinguishment of debt	11.1	—
Cash paid for interest on credit arrangements	(40.6)	(44.9)
Defined benefit pension expense	5.3	14.5
Cash paid under defined benefit pension arrangements	(8.0)	(7.7)
Cash paid for restructuring	(10.7)	(3.4)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	37.2	17.1
Inventories	(7.7)	0.5
Accounts payable	7.0	16.2
All other items, net	28.8	53.5
Net cash provided by (used for) operating activities from continuing operations	136.8	(309.4)
INVESTING ACTIVITIES
Capital expenditures	(57.3)	(57.2)
Business acquired	(245.1)	—
Proceeds from sale of product lines	11.3	—
Other investing activities	(0.6)	(0.2)
Net cash used for investing activities from continuing operations	(291.7)	(57.4)
FINANCING ACTIVITIES
Borrowings under credit arrangements	16.0	278.2
Repayments under credit arrangements	(609.4)	(40.2)
Cash paid for repurchases of common stock	(35.1)	(108.7)
Proceeds from exercise of stock options	9.2	21.8
Dividends paid	(12.0)	—
Distribution from GCP	750.0	—
Other financing activities	(2.7)	(1.9)
Net cash provided by financing activities from continuing operations	116.0	149.2
Effect of currency exchange rate changes on cash and cash equivalents	1.9	(1.5)
Decrease in cash and cash equivalents from continuing operations	(37.0)	(219.1)
Cash flows from discontinued operations
Net cash provided by operating activities	23.9	65.3
Net cash used for investing activities	(9.5)	(16.5)
Net cash provided by (used for) financing activities	31.4	(10.4)
Effect of currency exchange rate changes on cash and cash equivalents	(1.0)	(9.9)
Increase in cash and cash equivalents from discontinued operations	44.8	28.5
Net increase (decrease) in cash and cash equivalents	7.8	(190.6)
Less: cash and cash equivalents of discontinued operations	(143.4)	—
Cash and cash equivalents, beginning of period	329.9	557.5
Cash and cash equivalents, end of period	$194.3	$366.9

Supplemental disclosure of cash flow information
Net share settled stock option exercises	$10.1	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$194.3	$231.3
Restricted cash and cash equivalents	9.7	9.4
Trade accounts receivable, less allowance of $1.9 (2015—$1.4)	216.5	254.5
Inventories	233.8	198.8
Other current assets	55.8	44.1
Assets of discontinued operations	—	446.4
Total Current Assets	710.1	1,184.5
Properties and equipment, net of accumulated depreciation and amortization of $1,313.7 (2015—$1,287.4)	729.0	624.9
Goodwill	403.7	336.5
Technology and other intangible assets, net	267.6	227.5
Deferred income taxes	736.4	714.3
Investment in unconsolidated affiliate	99.0	103.2
Other assets	35.8	33.9
Assets of discontinued operations	—	420.9
Total Assets	$2,981.6	$3,645.7
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$80.2	$58.8
Accounts payable	163.8	157.8
Other current liabilities	211.1	234.4
Liabilities of discontinued operations	—	256.4
Total Current Liabilities	455.1	707.4
Debt payable after one year	1,508.8	2,114.0
Deferred income taxes	2.6	1.2
Unrecognized tax benefits	9.5	9.8
Underfunded and unfunded defined benefit pension plans	378.1	377.5
Other liabilities	138.5	115.9
Liabilities of discontinued operations	—	107.4
Total Liabilities	2,492.6	3,433.2
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 70,417,806 (2015—70,533,515)	0.7	0.7
Paid-in capital	492.7	496.0
Retained earnings	595.7	436.3
Treasury stock, at cost: shares: 7,038,819 (2015—6,923,110)	(663.7)	(658.4)
Accumulated other comprehensive income (loss)	60.4	(66.8)
Total W. R. Grace & Co. Shareholders' Equity	485.8	207.8
Noncontrolling interests	3.2	4.7
Total Equity	489.0	212.5
Total Liabilities and Equity	$2,981.6	$3,645.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income	—	110.1	—	—	—	110.1
Repurchase of common stock	—	—	(108.7)	—	—	(108.7)
Stock based compensation	4.3	—	—	—	—	4.3
Exercise of stock options	(40.2)	—	62.0	—	—	21.8
Shares issued	0.9	—	—	—	—	0.9
Other comprehensive income (loss)	—	—	—	(13.0)	0.7	(12.3)
Balance, June 30, 2015	$491.8	$402.2	$(475.9)	$(36.8)	$3.8	$385.1
Balance, December 31, 2015	$496.7	$436.3	$(658.4)	$(66.8)	$4.7	$212.5
Net income (loss)	—	39.2	—	—	(0.4)	38.8
Repurchase of common stock	—	—	(35.1)	—	—	(35.1)
Stock based compensation	6.5	—	—	—	—	6.5
Exercise of stock options	(10.5)	—	29.8	—	—	19.3
Tax benefit related to stock plans	—	72.3	—	—	—	72.3
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive income (loss)	—	—	—	(8.1)	2.6	(5.5)
Cash dividends declared ($0.17 per share)	—	(12.0)	—	—	—	(12.0)
Distribution of GCP	—	59.9		135.3	(3.7)	191.5
Balance, June 30, 2016	$493.4	$595.7	$(663.7)	$60.4	$3.2	$489.0

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
Separation Transaction    On February 5, 2015, Grace announced a plan to separate into two independent, publicly traded companies, intended to improve Grace's strategic focus, simplify its operating structure, and allow for more efficient capital allocation. On January 27, 2016, Grace entered into a separation agreement with GCP Applied Technologies Inc., then a wholly-owned subsidiary of Grace ("GCP"), pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016 (the "Distribution Date"), by means of a pro rata distribution to the Company's stockholders of all of the outstanding shares of GCP common stock (the "Distribution"). Under the Distribution, one share of GCP common stock was distributed for each share of Company common stock held as of the close of business on January 27, 2016. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange. GCP’s historical financial results through the Distribution Date are reflected in Grace’s Consolidated Financial Statements as discontinued operations.
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
The results of operations for the six-month interim period ended June 30, 2016, are not necessarily indicative of the results of operations for the year ending December 31, 2016.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Recently Issued Accounting Standards    In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements were to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers—Deferral of the Effective Date," deferring the effective date by one year but permitting adoption as of the original effective date. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Grace does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on the Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the International Accounting Standards Board's ("IASB") measurement of inventory. The update requires that inventory be measured at the lower of cost or net realizable value for entities using FIFO or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. Grace will adopt this standard when it becomes effective and does not expect it to have an effect on the Consolidated Financial Statements.
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
Recently Adopted Accounting Standards    In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update is intended to change the requirements for reporting discontinued operations and enhance convergence of the FASB’s and the IASB reporting requirements for discontinued operations. Grace adopted this standard in the 2016 first quarter.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Accounting for Stock Compensation
In March 2016, the FASB issued ASU 2016-09 "Compensation—Stock Compensation." This update is part of the FASB's Simplification Initiative. The update requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled. It also eliminates the requirement that excess tax benefits be realized (reduce cash taxes payable) before being recognized. Previously, an entity could not recognize excess tax benefits if the tax deduction increased a net operating loss ("NOL") or tax credit carryforward. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows Grace to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.
Grace elected to early adopt this update in the 2016 second quarter, which requires any adjustments to be reflected as of January 1, 2016. This resulted in the recognition of excess tax benefits on the Consolidated Balance Sheet that were previously not recognized, as the benefits would have increased Grace's NOL or tax credit carryforwards. The recognition increased Grace's net deferred tax asset by $72.3 million ($90.6 million net of a $18.3 million valuation allowance) and $77.0 million ($95.3 million net of a $18.3 million valuation allowance) as of January 1, 2016, and June 30, 2016, respectively. In addition, Grace will recognize excess tax benefits in the provision for income taxes rather than paid-in capital for 2016 and future periods. Adoption of the update resulted in the recognition of excess tax benefits in the provision for income taxes of $1.5 million and $4.7 million for the three and six months ended June 30, 2016, respectively.
Grace has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized each period.
The presentation requirements for cash flows related to excess tax benefits had no effect on either of the periods presented as Grace has not previously recognized such tax benefits. The presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase in cash provided by operating activities of $4.7 million and a corresponding reduction of cash provided by financing activities for the 2016 first quarter. There were no such taxes paid in the second quarter or the prior-year periods.
The tables below summarize the effects of the adoption of this update on our previously reported results for the 2016 first quarter.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Consolidated Statement of Operations

	March 31, 2016
(In millions)	Previously Reported	Revised	Effect of Change
Provision for income taxes	$(24.4)	$(21.2)	$3.2
Income from continuing operations	7.0	10.2	3.2
Net (loss) income	(2.9)	0.3	3.2
Net (loss) income attributable to W. R. Grace & Co. shareholders	(2.7)	0.5	3.2
Basic earnings per share:
Income from continuing operations	$0.10	$0.14	$0.04
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(0.04)	$0.01	$0.05
Diluted earnings per share:
Income from continuing operations	$0.10	$0.14	$0.04
Net (loss) income attributable to W. R. Grace & Co. shareholders	$(0.04)	$0.01	$0.05
Weighted average number of diluted shares(1)	70.6	71.1	0.5
___________________________________________________________________________________________________________________

(1)
As Grace reported a net loss for the three months ended March 31, 2016, the dilutive effect of employee stock options was excluded from the weighted average number of diluted shares. The adoption of ASU 2016-09 increased Grace's 2016 first quarter net income, and as a result, the dilutive effect of employee stock options is included in the revised calculation of the weighted average number of diluted shares.

Consolidated Statement of Cash Flows

	March 31, 2016
(In millions)	Previously Reported	Revised	Effect of Change
Net cash provided by operating activities from continuing operations	$69.6	$74.3	$4.7
Net cash provided by financing activities from continuing operations	145.1	140.4	(4.7)
Consolidated Balance Sheet

	March 31, 2016
(In millions)	Previously Reported	Revised	Effect of Change
Deferred income taxes	$664.0	$739.5	$75.5
Retained earnings	490.9	566.4	75.5

Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2016, and December 31, 2015:

(In millions)	June 30, 2016	December 31, 2015
Raw materials	$56.6	$47.1
In process	37.8	33.4
Finished products	118.7	98.2
Other	20.7	20.1
	$233.8	$198.8
3. Debt
Components of Debt

(In millions)	June 30, 2016	December 31, 2015
5.125% senior notes due 2021, net of unamortized debt issuance costs of $8.2 at June 30, 2016 (2015—$8.9)	$691.8	$691.1
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $6.6 at June 30, 2016 (2015—$15.6)	401.8	919.3
5.625% senior notes due 2024, net of unamortized debt issuance costs of $4.2 at June 30, 2016 (2015—$4.5)	295.8	295.5
Euro term loan, net of unamortized debt issuance costs and discounts of $1.4 at June 30, 2016 (2015—$3.4)	87.5	158.7
Debt payable—unconsolidated affiliate	36.4	33.4
Deferred payment obligation	29.5	29.1
Other borrowings(1)	46.2	45.7
Total debt	1,589.0	2,172.8
Less debt payable within one year	80.2	58.8
Debt payable after one year	$1,508.8	$2,114.0
Weighted average interest rates on total debt	4.6%	4.1%
___________________________________________________________________________________________________________________
(1) Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at June 30, 2016, were as follows:

(In millions)
2016	$47.4
2017	37.0
2018	7.2
2019	6.5
2020	5.2
Thereafter	1,485.7
Total debt	$1,589.0

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

On January 30, 2015, Grace borrowed on its $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the asbestos personal injury trust for $490 million. (See Note 8 for Chapter 11 information.)
Grace had no outstanding draws on its revolving credit facility as of June 30, 2016; however, the available credit under that facility was reduced to $251.9 million by outstanding letters of credit.
During the 2015 fourth quarter, to permit the Separation, Grace entered into an amendment to the credit agreement providing for the term loans. The amendment, which became effective upon completion of the Separation, revised certain covenants, reduced the revolving credit facility limit to $300 million and extended the facility's term to November 1, 2020. The Separation had no impact on payment or other terms of the senior notes, which remained obligations of Grace.
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments    Debt payable is recorded at carrying value. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions.
At June 30, 2016, the carrying amounts and fair values of Grace's debt were as follows:

	June 30, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$691.8	$712.6	$691.1	$701.5
U.S. dollar term loan(2)	401.8	399.9	919.3	907.2
5.625% senior notes due 2024(1)	295.8	315.0	295.5	298.1
Euro term loan(2)	87.5	86.4	158.7	157.3
Other borrowings	112.1	112.1	108.2	108.2
Total debt	$1,589.0	$1,626.0	$2,172.8	$2,172.3
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $8.2 million and $4.2 million as of June 30, 2016, and $8.9 million and $4.5 million as of December 31, 2015, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $6.6 million and $1.4 million as of June 30, 2016, and $15.6 million and $3.4 million as of December 31, 2015, related to the U.S. dollar term loan and euro term loan, respectively.

At June 30, 2016, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 15 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2016, there were no open fixed-rate natural gas swaps.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 15 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until May 2017. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2016, the contract volume, or notional amount, of the commodity contracts was 1.3 million pounds with a total contract value of $0.9 million.
Currency Derivatives    Because Grace conducts business in over 40 countries and in more than 30 currencies, results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace will use financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective.
The valuation of Grace's currency exchange rate forward contracts and swaps is determined using both a market approach and an income approach. Inputs used to value currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015:

	Fair Value Measurements at June 30, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$4.2	$—	$4.2	$—
Commodity derivatives	0.1	—	0.1	—
Total Assets	$4.3	$—	$4.3	$—
Liabilities
Interest rate derivatives	$12.3	$—	$12.3	$—
Currency derivatives	4.4	—	4.4	—
Total Liabilities	$16.7	$—	$16.7	$—

	Fair Value Measurements at December 31, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.0	$—	$1.0	$—
Commodity derivatives	0.6	—	0.6	—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Interest rate derivatives	$7.9	$—	$7.9	$—
Commodity derivatives	0.1	—	0.1	—
Currency derivatives	0.5	—	0.5	—
Total Liabilities	$8.5	$—	$8.5	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015:

June 30, 2016 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.1	Other current liabilities	$—
Currency contracts	Other current assets	4.1	Other current liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	4.2
Currency contracts	Other assets	—	Other liabilities	3.6
Interest rate contracts	Other assets	—	Other liabilities	8.1
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	0.8
Total derivatives		$4.3		$16.7

December 31, 2015 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.6	Other current liabilities	$0.1
Currency contracts	Other current assets	0.7	Other current liabilities	0.3
Interest rate contracts	Other current assets	—	Other current liabilities	4.1
Currency contracts	Other assets	0.2	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	0.2
Total derivatives		$1.6		$8.5

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.9)	Interest expense	$(1.1)
Currency contracts	0.2	Other expense	(0.1)
Commodity contracts	0.1	Cost of goods sold	—
Total derivatives	$(1.6)		$(1.2)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.9)

Six Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(6.4)	Interest expense	$(2.1)
Currency contracts	0.1	Other expense	0.4
Commodity contracts	(0.3)	Cost of goods sold	0.2
Total derivatives	$(6.6)		$(1.5)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.8)

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.7	Interest expense	$(1.1)
Currency contracts	(0.2)	Other expense	(0.1)
Commodity contracts	—	Cost of goods sold	(1.1)
Total derivatives	$0.5		$(2.3)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.4

Six Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(2.9)	Interest expense	$(1.7)
Currency contracts	1.2	Other expense	1.2
Commodity contracts	(1.0)	Cost of goods sold	(2.1)
Total derivatives	$(2.7)		$(2.6)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.2)
Net Investment Hedges    Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2016, €80.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in European subsidiaries.
Grace also uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of our non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to "currency translation adjustments" within "accumulated other comprehensive income (loss)" to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2016, the notional amount of €170.0 million of Grace's cross-currency swaps was designated as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative and derivative instruments designated as net investment hedges for the three and six months ended June 30, 2016 and 2015.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Three Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$0.1
Total derivatives	$0.1
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$0.9
Total nonderivatives	$0.9

Six Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$0.1
Total derivatives	$0.1
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(0.5)
Total nonderivatives	$(0.5)

Three Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(4.8)
Total nonderivatives	$(4.8)

Six Months Ended June 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$15.2
Total nonderivatives	$15.2
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
5. Income Taxes
The annualized effective tax rate on 2016 forecasted income from continuing operations is estimated to be 37.9% as of June 30, 2016, compared with 36.0% for the year ended December 31, 2015. The 2016 tax rate includes a $12.8 million discrete charge for an increase in the valuation allowance associated with Grace's state NOL carryforwards, of which $8.8 million related to a Separation-related change in Grace's outlook for being able to use these NOLs and $4.0 million related to a Louisiana tax law change, and a discrete benefit of $4.7 million for share-based compensation deductions related to the early adoption of ASU 2016-09.
Grace generated approximately $1,800 million in U.S. federal tax deductions relating to its emergence from bankruptcy. These deductions generated a U.S. federal and state NOL in 2014, which Grace has carried forward and expects to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. Grace also expects to generate a U.S. federal tax deduction of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. (See Note 8.)
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at June 30, 2016, of $733.8 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal(1)	$677.3	$(18.8)	$658.5
United States—States(1)	55.2	(18.1)	37.1
Germany	31.2	—	31.2
Other foreign	9.6	(2.6)	7.0
Total	$773.3	$(39.5)	$733.8
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
As discussed in Notes 1 and 15, the Separation of Grace and GCP was completed on February 3, 2016. In conjunction with the Separation, approximately $80 million of Grace’s deferred tax assets were transferred to GCP. Additionally, Grace expects to utilize approximately $5 million of federal and state deferred tax assets on certain Separation transactions. As a result of the early adoption of ASU 2016-09, Grace recognized excess tax benefits in the Consolidated Balance Sheets which were previously not recognized. This increased Grace's deferred tax assets as of January 1, 2016, by $72.3 million, which is net of an $18.3 million valuation allowance.
The following table summarizes expiration dates in jurisdictions where Grace has, or will have, material tax loss and credit carryforwards:

Expiration Dates
United States—Federal (NOLs)	2034 - 2035
United States—Federal (Credits)	2019 - 2025
United States—States (NOLs)	2016 - 2035

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

In evaluating Grace's ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace relies upon assumptions and estimates about future activities, including the amount of future federal, state and international pretax operating income that Grace will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. Through June 30, 2016, Grace increased its valuation allowance by $12.8 million related to state NOL carryforwards and $18.3 million primarily for foreign tax credits recognized upon the adoption of ASU 2016-09.
As of December 31, 2014, Grace had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. However, in connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. Grace also considered local country legal and regulatory restrictions. Grace included tax expense in discontinued operations of $19.0 million in 2015 for repatriation and $1.7 million in 2016 for deemed repatriation attributable to both current and prior years' earnings. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
Grace believes that the Separation was a one-time, non-recurring event and that recognition of deferred taxes on undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to separation, Grace expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. Grace bases this assertion on:

(1)	the expectation that it will satisfy its U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
Grace will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	June 30, 2016	December 31, 2015
Overfunded defined benefit pension plans	$0.2	$—
Underfunded defined benefit pension plans	(71.1)	(73.2)
Unfunded defined benefit pension plans	(307.0)	(304.3)
Total underfunded and unfunded defined benefit pension plans	(378.1)	(377.5)
Pension liabilities included in other current liabilities	(14.2)	(14.2)
Net funded status	$(392.1)	$(391.7)

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $0.2 million as of June 30, 2016, and the overfunded status is included in "other assets" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $392.3 million as of June 30, 2016.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.4	$1.7	$—	$6.5	$2.9	$—
Interest cost	10.2	1.3	—	13.8	4.0	—
Expected return on plan assets	(14.2)	(0.3)	—	(17.6)	(3.3)	—
Amortization of prior service credit	—	—	(0.6)	—	—	(0.9)
Amortization of net deferred actuarial loss	—	—	0.1	—	—	0.1
Curtailment gain	—	(0.7)	—	—	—	—
Net periodic benefit cost (income)	0.4	2.0	(0.5)	2.7	3.6	(0.8)
Less: discontinued operations	—	—	—	(0.8)	(0.5)	0.4
Net periodic benefit cost (income) from continuing operations	$0.4	$2.0	$(0.5)	$1.9	$3.1	$(0.4)

	Six Months Ended June 30,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$9.4	$3.7	$—	$12.9	$5.9	$—
Interest cost	20.7	3.3	—	27.6	8.2	0.1
Expected return on plan assets	(28.8)	(1.3)	—	(35.2)	(6.7)	—
Amortization of prior service (credit) cost	(0.1)	—	(1.2)	0.1	—	(1.9)
Amortization of net deferred actuarial loss	—	—	0.3	—	—	0.3
Curtailment gain	—	(0.7)	—	—	—	—
Net periodic benefit cost (income)	1.2	5.0	(0.9)	5.4	7.4	(1.5)
Less: discontinued operations	(0.5)	(0.2)	—	(1.5)	(1.0)	0.8
Net periodic benefit cost (income) from continuing operations	$0.7	$4.8	$(0.9)	$3.9	$6.4	$(0.7)
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

wages. Grace's costs related to this benefit plan for the three and six months ended June 30, 2016, were $2.7 million and $5.4 million compared with $2.5 million and $5.3 million for the corresponding prior-year periods.
7. Other Balance Sheet Accounts

(In millions)	June 30, 2016	December 31, 2015
Other Current Liabilities
Accrued compensation	$37.2	$53.5
Income taxes payable	31.4	25.8
Deferred revenue	26.6	24.7
Environmental contingencies	25.2	21.4
Accrued interest	16.2	18.9
Pension liabilities	14.2	14.2
Other accrued liabilities	60.3	75.9
	$211.1	$234.4
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.
8. Commitments and Contingent Liabilities
Over the years, Grace operated numerous types of businesses that are no longer part of its business portfolio. As Grace divested or otherwise ceased operating these businesses, it retained certain liabilities and obligations, which we refer to as legacy liabilities. The principal legacy liabilities are product and environmental liabilities. Although the outcome of each of the matters discussed below cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.
Legacy Product and Environmental Liabilities
Legacy Product Liabilities    Grace emerged from an asbestos-related Chapter 11 bankruptcy on February 3, 2014 (the "Effective Date"). Under its plan of reorganization, all pending and future asbestos-related claims are channeled for resolution to either a personal injury trust (the "PI Trust") or a property damage trust (the "PD Trust"). The trusts are the sole recourse for holders of asbestos-related claims. The channeling injunctions issued by the bankruptcy court prohibit holders of asbestos-related claims from asserting such claims directly against Grace.
Grace has satisfied all of its financial obligations to the PI Trust. Grace has fixed and contingent obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date. Grace is obligated to make a payment of $30 million to the PD Trust in respect of ZAI PD Claims on February 3, 2017, and has recorded a liability of $29.5 million representing the present value of this amount in "debt payable within one year" in the accompanying Consolidated Balance Sheets. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
With respect to other asbestos property damage claims ("Other PD Claims"), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures to be approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable.
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
Legacy Environmental Liabilities    Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of chemicals and other materials. Grace accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.
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
At June 30, 2016, Grace's estimated liability for legacy environmental investigation and remediation costs totaled $59.0 million, compared with $55.2 million at December 31, 2015, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on funding and/or remediation agreements in place and Grace's estimate of costs for sites not subject to a formal remediation plan for which sufficient information is available to estimate response costs. These amounts do not include certain response costs for the Libby vermiculite mine area or certain vermiculite expansion facilities, which may be material but are not currently estimable. It is probable that Grace's actual response costs will exceed Grace's current estimates by material amounts. Net cash paid against previously established reserves for the six months ended June 30, 2016 and 2015, were $4.2 million and $5.4 million, respectively.
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
Grace's total estimated liability for response costs that are currently estimable related to its former vermiculite operations in Libby and vermiculite processing sites outside of Libby at June 30, 2016, and December 31, 2015, was $22.7 million and $18.7 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace's current recorded liability will be adjusted as Grace receives new information and amounts become reasonably estimable.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Non-Vermiculite-Related Matters
At June 30, 2016, and December 31, 2015, Grace's estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $36.3 million and $36.5 million, respectively. This liability relates to Grace's former businesses or operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
Commercial and Financial Commitments and Contingencies
Purchase Commitments    Grace uses purchase commitments to ensure supply and to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, rare earths, and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At June 30, 2016, Grace had gross financial assurances issued and outstanding of $119.2 million, composed of $33.4 million of surety bonds issued by various insurance companies and $85.8 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    In the 2016 second quarter, Grace incurred costs from restructuring actions, primarily related to workforce reductions and asset impairments due to the exit of certain non-strategic product lines in Materials Technologies, which are included in "other expense (income), net" in the Consolidated Statements of Operations. Grace incurred $7.9 million ($0.6 million in Catalysts Technologies and $7.3 million in Materials Technologies) of restructuring expenses during the second quarter, compared with $1.1 million during the prior-year quarter. These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2016.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

Restructuring Expenses (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring expenses	$7.9	$1.1	$16.4	$6.3
Total restructuring expenses	$7.9	$1.1	$16.4	$6.3

Restructuring Liability (In millions)	Total
Balance, December 31, 2015	$7.6
Accruals for severance and other costs	10.9
Payments	(10.7)
Currency translation adjustments and other	0.1
Balance, June 30, 2016	$7.9
Repositioning Expenses    Pretax repositioning expenses included in continuing operations for the three and six months ended June 30, 2016 were $1.5 million and $6.6 million, respectively, compared with $3.1 million and $3.4 million for the corresponding prior-year periods. These expenses primarily related to the Separation. In 2016, Grace exited certain non-strategic product lines in Materials Technologies and incurred a charge of $0.7 million related to workforce reductions. Substantially all of these costs have been or are expected to be settled in cash.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Employee-related costs	$1.5	$3.1	$6.6	$3.4
Total	$1.5	$3.1	$6.6	$3.4
10. Other Expense (Income), net
Components of other expense (income), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Provision for environmental remediation, net	$5.3	$0.7	$7.5	$(2.6)
Third-party acquisition-related costs	2.5	—	2.5	—
Chapter 11 expenses, net	0.8	1.6	2.0	3.2
Interest income	(0.4)	—	(0.6)	(0.2)
Currency transaction effects	(0.2)	1.4	0.3	(1.7)
Net (gain) loss on sales of investments and disposals of assets	(0.3)	—	0.2	0.4
Bankruptcy-related charges, net	—	—	—	(8.7)
Other miscellaneous expense (income)	0.7	1.3	(1.7)	0.8
Total other expense (income), net	$8.4	$5.0	$10.2	$(8.8)
In the 2015 first quarter, Grace finalized its accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of certain bankruptcy liabilities.

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.5)	0.1	(0.4)
Currency translation adjustments	1.3	—	1.3
Loss from hedging activities	(0.4)	0.1	(0.3)
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$0.4	$0.2	$0.6

Six Months Ended June 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.3)	$0.5	$(0.8)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.2)	0.1
Benefit plans, net	(1.0)	0.3	(0.7)
Currency translation adjustments	(4.1)	—	(4.1)
Loss from hedging activities	(5.1)	1.8	(3.3)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(10.2)	$2.1	$(8.1)

Three Months Ended June 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.9)	$0.3	$(0.6)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Other changes in funded status	(0.4)	0.1	(0.3)
Benefit plans, net	(1.2)	0.4	(0.8)
Currency translation adjustments	(0.7)	—	(0.7)
Gain from hedging activities	2.5	(0.9)	1.6
Other comprehensive income attributable to W. R. Grace & Co. shareholders	$0.6	$(0.5)	$0.1

Six Months Ended June 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.8)	$0.7	$(1.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Other changes in funded status	(0.4)	0.1	(0.3)
Benefit plans, net	(1.9)	0.7	(1.2)
Currency translation adjustments	(11.5)	—	(11.5)
Loss from hedging activities	(0.4)	0.1	(0.3)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(13.8)	$0.8	$(13.0)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2016 and 2015:

Six Months Ended June 30, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive loss before reclassifications	—	(4.1)	(4.4)	(8.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	1.1	0.4
Net current-period other comprehensive loss	(0.7)	(4.1)	(3.3)	(8.1)
Distribution of GCP	(0.2)	135.5	—	135.3
Ending balance	$2.1	$65.3	$(7.0)	$60.4

Six Months Ended June 30, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive (loss) income before reclassifications	(0.3)	(11.5)	2.2	(9.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	—	(2.5)	(3.4)
Net current-period other comprehensive loss	(1.2)	(11.5)	(0.3)	(13.0)
Ending balance	$2.8	$(34.3)	$(5.3)	$(36.8)
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Numerators
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$38.1	$32.6	$48.5	$62.8
Income (loss) from discontinued operations, net of income taxes	0.6	24.8	(9.3)	47.3
Net income attributable to W. R. Grace & Co. shareholders	$38.7	$57.4	$39.2	$110.1
Denominators
Weighted average common shares—basic calculation	70.5	72.6	70.5	72.7
Dilutive effect of employee stock options	0.4	0.6	0.5	0.6
Weighted average common shares—diluted calculation	70.9	73.2	71.0	73.3
Basic earnings per share attributable to W. R. Grace & Co. shareholders
Net income from continuing operations	$0.54	$0.45	$0.69	$0.86
Income (loss) from discontinued operations, net of income taxes	0.01	0.34	(0.13)	0.65
Net income	$0.55	$0.79	$0.56	$1.51
Diluted earnings per share attributable to W. R. Grace & Co. shareholders
Net income from continuing operations	$0.54	$0.45	$0.68	$0.86
Income (loss) from discontinued operations, net of income taxes	0.01	0.33	(0.13)	0.64
Net income	$0.55	$0.78	$0.55	$1.50
There were approximately 1.0 million and 1.2 million anti-dilutive options outstanding for the three and six months ended June 30, 2016, compared with 0.4 million for the corresponding prior-year periods.
On January 15, 2015, the Company completed an initial $500 million share repurchase program. On February 5, 2015, Grace's Board of Directors authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the six months ended June 30, 2016 and 2015, the Company repurchased 472,400 shares and 1,123,508 shares of Company common stock for $35.1 million and $108.7 million, respectively, pursuant to the terms of the share repurchase programs.
13. Operating Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Following the Separation, Grace has managed its business through three operating segments: Grace Refining Technologies, Grace Specialty Catalysts, and Grace Materials Technologies. Grace Refining Technologies and Grace Specialty Catalysts are aggregated into the Grace Catalysts Technologies reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer and channels of distribution. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Grace's Advanced Refining Technologies (ART) joint venture is managed in this segment. ART is an unconsolidated affiliate, and Grace accounts for ART using the equity method as discussed in Note 14. Grace Materials Technologies includes engineered materials

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

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
Grace defines Adjusted EBIT to be income from continuing operations attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to Chapter 11, and legacy product and environmental; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs; and certain other items that are not representative of underlying trends.
Reportable Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net Sales
Catalysts Technologies	$278.4	$289.3	$539.0	$570.3
Materials Technologies	112.1	117.9	214.3	233.9
Total	$390.5	$407.2	$753.3	$804.2
Adjusted EBIT
Catalysts Technologies segment operating income	$87.5	$86.6	$165.8	$160.3
Materials Technologies segment operating income	28.0	23.8	48.6	47.7
Corporate costs	(16.3)	(23.0)	(29.5)	(43.8)
Certain pension costs	(3.1)	(5.0)	(6.2)	(10.3)
Total	$96.1	$82.4	$178.7	$153.9

(In millions)	June 30, 2016	December 31, 2015
Total Assets
Catalysts Technologies	$1,618.7	$1,390.8
Materials Technologies	306.8	333.4
Corporate	1,056.1	1,054.2
Assets of discontinued operations	—	867.3
Total	$2,981.6	$3,645.7
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

13. Operating Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and six months ended June 30, 2016 and 2015, is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Grace Adjusted EBIT	$96.1	$82.4	$178.7	$153.9
Restructuring and repositioning expenses	(9.4)	(4.2)	(23.0)	(9.7)
(Costs) benefit related to Chapter 11, and legacy product and environmental, net	(6.7)	(2.8)	(11.1)	6.8
Third-party acquisition-related costs	(2.5)	—	(2.5)	—
Pension MTM adjustment and other related costs, net	0.7	—	0.9	(4.2)
Gain on sale of product line	0.7	—	0.7	—
Income and expense items related to divested businesses	0.1	(0.3)	(0.2)	0.5
Loss on early extinguishment of debt	—	—	(11.1)	—
Interest expense, net	(19.4)	(24.6)	(41.2)	(49.1)
Net loss attributable to noncontrolling interests	(0.2)	—	(0.4)	—
Income from continuing operations before income taxes	$59.4	$50.5	$90.8	$98.2
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net Sales
United States	$112.4	$113.2	$220.6	$216.9
Canada and Puerto Rico	11.6	16.2	22.3	28.8
Total North America	124.0	129.4	242.9	245.7
Europe Middle East Africa	158.4	150.7	300.8	305.5
Asia Pacific	83.1	98.9	155.2	196.7
Latin America	25.0	28.2	54.4	56.3
Total	$390.5	$407.2	$753.3	$804.2
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART using the equity method of accounting. Grace's investment in ART amounted to $99.0 million and $103.2 million as of June 30, 2016, and December 31, 2015, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $2.6 million and $9.5 million for the three and six months ended June 30, 2016, compared with $2.3 million and $8.5 million for the three and six months ended June 30, 2015. ART is a private company and accordingly does not have a quoted market price available.
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. The table below presents summary financial data related to transactions between Grace and ART.

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Grace sales of catalysts to ART	$43.8	$63.3	$100.3	$117.5
Charges for fixed costs, research and development and selling, general and administrative services to ART	6.1	5.9	12.3	11.8
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 24, 2017. No amounts were outstanding at June 30, 2016, and December 31, 2015.
15. Discontinued Operations
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
In addition, the Tax Sharing Agreement imposes certain restrictions on GCP and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the qualification of the Distribution and certain related transactions under Sections 355 and certain other relevant provisions of the Code. The Tax Sharing Agreement provides special rules that allocate tax liabilities in the event the Distribution, together with certain related transactions, does not so qualify. In general, under the Tax Sharing Agreement, each party is expected to be responsible for any taxes imposed on, and certain related amounts payable by, GCP or Grace that arise from the failure of the Distribution and certain related transactions, to qualify under Sections 355 and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the Tax Sharing Agreement.
The foregoing is a summary of the Separation and Distribution Agreement and the Tax Sharing Agreement. Grace has filed the full texts of the Separation and Distribution Agreement and the Tax Sharing Agreement with the SEC, which are readily available on the Internet at www.sec.gov.

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations (Continued)

The results of operations of GCP are presented as discontinued operations as summarized below:

	Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015
Net sales	$99.6	$698.6
Cost of goods sold	62.6	444.4
Gross profit	37.0	254.2
Selling, general and administrative expenses	21.6	122.8
Research and development expenses	1.7	11.4
Repositioning expenses	22.0	16.9
Interest expense and related financing costs	0.7	0.8
Other expense, net	3.9	7.8
Total costs and expenses	49.9	159.7
(Loss) Income from discontinued operations before income taxes	(12.9)	94.5
Benefit from (provision for) income taxes	3.7	(46.9)
(Loss) Income from discontinued operations after income taxes	(9.2)	47.6
Less: Net income attributable to noncontrolling interests	(0.1)	(0.3)
Net (loss) income from discontinued operations	$(9.3)	$47.3

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations (Continued)

The carrying amounts of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2015, related to GCP consisted of the following:

(In millions, except par value and shares)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$98.6
Trade accounts receivable, net	203.6
Inventories	105.3
Other current assets	38.9
Total Current Assets	446.4
Properties and equipment, net of accumulated depreciation and amortization	217.5
Goodwill	102.5
Technology and other intangible assets, net	33.3
Deferred income taxes	32.0
Overfunded defined benefit pension plans	26.1
Other assets	9.5
Total Assets	$867.3
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$25.7
Accounts payable	109.0
Other current liabilities	121.7
Total Current Liabilities	256.4
Deferred income taxes	8.7
Unrecognized tax benefits	11.1
Underfunded and unfunded defined benefit pension plans	79.0
Other liabilities	8.6
Total Liabilities	$363.8
Grace has revised the accompanying 2015 Consolidated Balance Sheet to correct the presentation of certain long-lived assets that were transferred to GCP as part of the Separation. The revision resulted in reductions of "properties and equipment, net" and "deferred income taxes" of $20.4 million and $8.8 million, respectively, with a corresponding increase in the noncurrent "assets of discontinued operations."
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
16. Acquisitions
On June 30, 2016, Grace acquired the assets of BASF's polyolefin catalysts business for total consideration of $248.7 million, including an estimated $3.3 million holdback liability. The business will be included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition purchase price has been preliminarily allocated to the tangible and identifiable intangible assets acquired based

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions (Continued)

on their estimated fair values at the acquisition date in accordance with ASC 805 "Business Combinations." The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. Goodwill generated from the acquisition will be deductible for income tax purposes over a period of 15 years. Due to the timing of the acquisition closing, Grace has not had adequate time to finalize the purchase price allocation. Adjustments to the allocation, if applicable, will be recorded in the 2016 third quarter.

(In millions)
Inventories	$26.4
Properties and equipment	99.7
Goodwill	69.9
Intangible assets	52.7
Net assets acquired	$248.7
The table below presents the intangible assets acquired as part of the acquisition of the assets of BASF's polyolefin catalysts business and the periods over which they will be amortized.

	Amount (In millions)	Weighted Average Amortization Period (in years)
Customer Lists	$31.0	20.0
Trademarks	13.4	20.0
Technology	8.3	20.0
Total	$52.7	20.0

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2016, as the "second quarter," the quarter ended June 30, 2015, as the "prior-year quarter," the quarter ended March 31, 2016, as the "2016 first quarter," the six months ended June 30, 2016, as the "six months," and the six months ended June 30, 2015, as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales decreased 4.1% to $390.5 million.

•	Income from continuing operations attributable to Grace increased 16.9% to $38.1 million or $0.54 per diluted share. Adjusted EPS was $0.74 per diluted share.

•	Adjusted EBIT increased 16.6% to $96.1 million.

•	Adjusted EBIT Return On Invested Capital was 22.7% on a trailing four-quarter basis (26.7% before the effect of the polyolefin catalysts acquisition) compared with 24.3% as of December 31, 2015.
2016 Events
On June 30, 2016, we completed the acquisition of the assets of the BASF Polyolefin Catalysts business (the "polyolefin catalysts acquisition"), which included technologies, patents, trademarks, and production plants in Pasadena, Texas, and Tarragona, Spain. We added the following technologies to our catalysts portfolio: (1) LYNX® high-activity polyethylene (PE) catalyst technologies used commercially in slurry processes for the production of high-density PE resins such as bimodal film and pipe, and (2) LYNX® polypropylene (PP) catalyst technologies used commercially in all major PP process technologies including slurry, bulk loop, stirred gas, fluid gas, and stirred bulk. The acquisition also will provide us with significant additional flexibility and capacity for our global polyolefin catalysts manufacturing network.
In the second quarter of 2016, we exited certain product lines that were previously part of our Discovery Sciences product group included in our Grace Materials Technologies operating segment, as these product lines no longer fit into our strategic growth plans. In conjunction, we sold certain assets to two unaffiliated buyers for aggregate proceeds of $11.3 million.
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
Global Scope
We operate our business on a global scale with approximately 73% of our annual 2015 sales and 71% of our six months sales to customers located outside the United States. We operate in over 40 countries and do business in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared with the corresponding prior-year periods. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.

We define Adjusted EBIT (a non-GAAP financial measure) to be income from continuing operations attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to Chapter 11, and legacy product and environmental; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs; and certain other items that are not representative of underlying trends.
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
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS from continuing operations adjusted for costs related to Chapter 11, and legacy product and environmental; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs; certain other items that are not representative of underlying trends; and certain discrete tax items.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our Chapter 11 proceedings, legacy product and environmental matters, restructuring and repositioning activities, and divested businesses.
We use Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, and Adjusted EPS as performance measures and may use these measures in determining certain incentive compensation.
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, and Adjusted EPS do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP and thus investors and others should review carefully the financial results calculated in accordance with U.S. GAAP.
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to Chapter 11 and legacy product and environmental matters and may exclude income and expenses from restructuring and repositioning activities and divested businesses, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income measured under U.S. GAAP for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net sales:
Catalysts Technologies	$278.4	$289.3	(3.8)%	$539.0	$570.3	(5.5)%
Materials Technologies	112.1	117.9	(4.9)%	214.3	233.9	(8.4)%
Total Grace net sales	$390.5	$407.2	(4.1)%	$753.3	$804.2	(6.3)%
Net sales by region:
North America	$124.0	$129.4	(4.2)%	$242.9	$245.7	(1.1)%
Europe Middle East Africa	158.4	150.7	5.1%	300.8	305.5	(1.5)%
Asia Pacific	83.1	98.9	(16.0)%	155.2	196.7	(21.1)%
Latin America	25.0	28.2	(11.3)%	54.4	56.3	(3.4)%
Total net sales by region	$390.5	$407.2	(4.1)%	$753.3	$804.2	(6.3)%
Profitability performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$87.5	$86.6	1.0%	$165.8	$160.3	3.4%
Materials Technologies segment operating income	28.0	23.8	17.6%	48.6	47.7	1.9%
Corporate costs	(16.3)	(23.0)	29.1%	(29.5)	(43.8)	32.6%
Certain pension costs(B)	(3.1)	(5.0)	38.0%	(6.2)	(10.3)	39.8%
Adjusted EBIT	96.1	82.4	16.6%	178.7	153.9	16.1%
Restructuring and repositioning expenses	(9.4)	(4.2)		(23.0)	(9.7)
(Costs) benefit related to Chapter 11, and legacy product and environmental, net	(6.7)	(2.8)		(11.1)	6.8
Third-party acquisition-related costs	(2.5)	—		(2.5)	—
Pension MTM adjustment and other related costs, net	0.7	—		0.9	(4.2)
Gain on sale of product line	0.7	—		0.7	—
Income and expense items related to divested businesses	0.1	(0.3)		(0.2)	0.5
Loss on early extinguishment of debt	—	—		(11.1)	—
Interest expense, net	(19.4)	(24.6)	21.1%	(41.2)	(49.1)	16.1%
Provision for income taxes	(21.5)	(17.9)	(20.1)%	(42.7)	(35.4)	(20.6)%
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$38.1	$32.6	16.9%	$48.5	$62.8	(22.8)%
Diluted EPS from continuing operations	$0.54	$0.45	20.0%	$0.68	$0.86	(20.9)%
Adjusted EPS	$0.74	$0.51	45.1%	$1.35	$0.92	46.7%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Adjusted profitability performance measures:
Gross Margin:
Catalysts Technologies	46.2%	43.3%	2.9 pts	44.9%	41.1%	3.8 pts
Materials Technologies	40.6%	37.9%	2.7 pts	40.0%	38.1%	1.9 pts
Adjusted Gross Margin	44.6%	41.8%	2.8 pts	43.5%	40.2%	3.3 pts
Pension costs in cost of goods sold	(0.2)%	(0.6)%	0.4 pts	(0.2)%	(1.1)%	0.9 pts
Total Grace	44.4%	41.2%	3.2 pts	43.3%	39.1%	4.2 pts
Adjusted EBIT:
Catalysts Technologies	$87.5	$86.6	1.0%	$165.8	$160.3	3.4%
Materials Technologies	28.0	23.8	17.6%	48.6	47.7	1.9%
Corporate	(19.4)	(28.0)	30.7%	(35.7)	(54.1)	34.0%
Total Grace	96.1	82.4	16.6%	178.7	153.9	16.1%
Depreciation and amortization:
Catalysts Technologies	$17.8	$17.0	4.7%	$35.5	$34.1	4.1%
Materials Technologies	4.7	6.0	(21.7)%	9.7	12.1	(19.8)%
Corporate	1.1	2.0	(45.0)%	1.6	4.0	(60.0)%
Total Grace	23.6	25.0	(5.6)%	46.8	50.2	(6.8)%
Adjusted EBITDA:
Catalysts Technologies	$105.3	$103.6	1.6%	$201.3	$194.4	3.5%
Materials Technologies	32.7	29.8	9.7%	58.3	59.8	(2.5)%
Corporate	(18.3)	(26.0)	29.6%	(34.1)	(50.1)	31.9%
Total Grace	119.7	107.4	11.5%	225.5	204.1	10.5%
Adjusted EBIT margin:
Catalysts Technologies	31.4%	29.9%	1.5 pts	30.8%	28.1%	2.7 pts
Materials Technologies	25.0%	20.2%	4.8 pts	22.7%	20.4%	2.3 pts
Total Grace	24.6%	20.2%	4.4 pts	23.7%	19.1%	4.6 pts
Adjusted EBITDA margin:
Catalysts Technologies	37.8%	35.8%	2.0 pts	37.3%	34.1%	3.2 pts
Materials Technologies	29.2%	25.3%	3.9 pts	27.2%	25.6%	1.6 pts
Total Grace	30.7%	26.4%	4.3 pts	29.9%	25.4%	4.5 pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2016	December 31, 2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$370.6	$345.8
Invested Capital:
Trade accounts receivable	216.5	254.5
Inventories	233.8	198.8
Accounts payable	(163.8)	(157.8)
	286.5	295.5
Other current assets (excluding income taxes)	45.4	43.2
Properties and equipment, net	729.0	624.9
Goodwill	403.7	336.5
Technology and other intangible assets, net	267.6	227.5
Investment in unconsolidated affiliate	99.0	103.2
Other assets (excluding capitalized financing fees)	33.3	31.8
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(129.5)	(160.0)
Other liabilities (excluding legacy environmental matters)	(104.1)	(81.4)
Total invested capital	$1,630.9	$1,421.2
Adjusted EBIT Return On Invested Capital	22.7%	24.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $390.5 million and $753.3 million for the second quarter and six months compared with $407.2 million and $804.2 million for the corresponding prior-year periods. Gross margin was 44.4% and 43.3% for the second quarter and six months compared with 41.2% and 39.1% for the corresponding prior-year periods. Adjusted Gross Margin was 44.6% and 43.5% for the second quarter and six months compared with 41.8% and 40.2% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended June 30, 2016 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2015
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(3.7)%	(0.9)%	0.8%	(3.8)%
Materials Technologies	(5.2)%	0.1%	0.2%	(4.9)%
Net sales	(4.1)%	(0.6)%	0.6%	(4.1)%
By Region:
North America	(3.8)%	(0.4)%	—%	(4.2)%
Europe Middle East Africa	3.1%	(0.5)%	2.5%	5.1%
Asia Pacific	(13.8)%	(1.9)%	(0.3)%	(16.0)%
Latin America	(10.0)%	2.2%	(3.5)%	(11.3)%
Sales for the second quarter decreased 4.1% compared with the prior-year quarter. The sales decrease was due to lower sales volumes (-4.1%) and lower pricing (-0.6%), partially offset by favorable currency translation (+0.6%). The decrease in sales volumes includes an unfavorable impact of 1.4% related to the exit of certain product lines in Materials Technologies. Catalysts Technologies sales volumes were negatively impacted by weaker demand in Asia Pacific and Latin America compared with the prior-year quarter. Currency translation positively impacted both reportable segments in the second quarter.

Gross Margin increased 320 basis points to 44.4% for the second quarter from 41.2% for the prior-year quarter. Adjusted Gross Margin increased 280 basis points to 44.6% for the second quarter from 41.8% for the prior-year quarter. The increases were primarily due to lower manufacturing costs, including 250 basis points related to lower raw materials costs, and improved productivity.

	Six Months Ended June 30, 2016 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2015
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(4.3)%	(0.9)%	(0.3)%	(5.5)%
Materials Technologies	(6.7)%	0.4%	(2.1)%	(8.4)%
Net sales	(5.0)%	(0.5)%	(0.8)%	(6.3)%
By Region:
North America	(0.7)%	(0.4)%	—%	(1.1)%
Europe Middle East Africa	(0.2)%	(0.4)%	(0.9)%	(1.5)%
Asia Pacific	(19.2)%	(1.4)%	(0.5)%	(21.1)%
Latin America	(0.1)%	1.4%	(4.7)%	(3.4)%
Sales for the six months decreased 6.3% overall compared with the prior-year period. The sales decrease was due to lower sales volumes (-5.0%), unfavorable currency translation (-0.8%) and lower pricing (-0.5%). Sales volumes for both businesses were negatively impacted by weaker demand in Asia Pacific compared with the prior-year period. In addition, Materials Technologies sales volumes decreased due to the exit of certain product lines earlier in the year. Currency translation negatively impacted both reportable segments for the six months.
Gross Margin increased 420 basis points to 43.3% for the six months from 39.1% for the prior-year period. Adjusted Gross Margin increased 330 basis points to 43.5% for the six months from 40.2% for the prior-year period. The increases were due to lower manufacturing costs, including 250 basis points related to lower raw materials costs, and improved productivity.
Grace Income From Continuing Operations

Income from continuing operations attributable to Grace was $38.1 million for the second quarter, an increase of 16.9% compared with $32.6 million for the prior-year quarter. The increase was primarily due to higher Adjusted Gross Margin, lower corporate costs, lower net interest expense resulting from the pay down of debt in the 2016 first quarter and lower repositioning expenses related to the Separation, partially offset by a higher provision for environmental remediation and a higher provision for income taxes.
Income from continuing operations attributable to Grace was $48.5 million for the six months, a decrease of 22.8% compared with $62.8 million for the prior-year period. The decrease was primarily due to an $11.1 million loss on early extinguishment of debt due to the accelerated amortization of capitalized financing costs associated with the pay down of $600 million of debt in the 2016 first quarter, a higher provision for income taxes primarily due to the tax effects of the Separation, a higher provision for environmental remediation, higher repositioning expenses related to the Separation and a loss related to the exit of certain product lines in Materials Technologies, partially offset by higher Adjusted Gross Margin, lower corporate costs and lower net interest expense. Income in the prior-year period included a $9.0 million gain reflecting the final resolution of certain bankruptcy liabilities.
Adjusted EBIT

Adjusted EBIT was $96.1 million for the second quarter, an increase of 16.6% compared with the prior-year quarter. The increase was primarily due to higher Adjusted Gross Margin, lower operating expenses including lower corporate costs, and favorable currency translation, partially offset by lower sales volumes and lower pricing. The prior-year quarter, prepared on a discontinued operations basis, includes certain costs which were either assumed by GCP at the time of the Separation or eliminated through restructuring or other cost reduction actions.
Adjusted EBIT was $178.7 million for the six months, an increase of 16.1% compared with the prior-year period. The increase was primarily due to higher Adjusted Gross Margin, lower operating expenses including lower corporate costs, and increased income from our ART joint venture, partially offset by lower sales volumes, unfavorable currency translation and lower pricing. The prior-year period, prepared on a discontinued operations basis, includes certain costs which were either assumed by GCP at the time of the Separation or eliminated through restructuring or other cost reduction actions.

Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended June 30,
	2016				2015
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$0.54				$0.45
Restructuring and repositioning expenses	$9.4	$3.4	$6.0	0.08	$4.2	$1.2	$3.0	0.04
Costs related to Chapter 11, and legacy product and environmental, net	6.7	2.4	4.3	0.06	2.8	1.5	1.3	0.02
Third-party acquisition-related costs	2.5	0.7	1.8	0.03	—	—	—	—
Income and expense items related to divested businesses	(0.1)	—	(0.1)	—	0.3	0.1	0.2	—
Gain on sale of product line	(0.7)	(0.3)	(0.4)	(0.01)	—	—	—	—
Pension MTM adjustment and other related costs, net	(0.7)	(0.1)	(0.6)	(0.01)	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(3.5)	3.5	0.05		(0.3)	0.3	—
Adjusted EPS				$0.74				$0.51

	Six Months Ended June 30,
	2016				2015
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$0.68				$0.86
Restructuring and repositioning expenses	$23.0	$8.1	$14.9	0.21	$9.7	$2.9	$6.8	0.09
Loss on early extinguishment of debt	11.1	4.1	7.0	0.10	—	—	—	—
Costs (benefit) related to Chapter 11, and legacy product and environmental, net	11.1	4.1	7.0	0.10	(6.8)	(2.0)	(4.8)	(0.07)
Third-party acquisition-related costs	2.5	0.7	1.8	0.03	—	—	—	—
Gain on sale of product line	(0.7)	(0.3)	(0.4)	(0.01)	—	—	—	—
Income and expense items related to divested businesses	0.2	0.1	0.1	—	(0.5)	(0.2)	(0.3)	—
Pension MTM adjustment and other related costs, net	(0.9)	(0.2)	(0.7)	(0.01)	4.2	1.7	2.5	0.03
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(17.4)	17.4	0.25		(0.6)	0.6	0.01
Adjusted EPS				$1.35				$0.92

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter decreased to 22.7% on a trailing four quarters basis from 24.3% on the same basis as of December 31, 2015, primarily due to the polyolefin catalysts acquisition. Excluding the acquisition, Adjusted EBIT Return on Invested Capital would have been 26.7%. The acquisition, which was completed on June 30, 2016, increased invested capital at that date but the trailing four quarters do not include earnings from the business. We expect Adjusted EBIT Return On Invested Capital to increase in subsequent quarters to reflect future earnings of this business.
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
Net Sales—Grace Catalysts Technologies

Sales were $278.4 million for the second quarter, a decrease of 3.8% from the prior-year quarter. The decrease was due to lower sales volumes (-3.7%), and lower pricing (-0.9%), partially offset by favorable currency translation (+0.8%). Sales volumes of refining catalysts declined compared with the prior-year quarter primarily due to higher refinery turnarounds, reductions in customer trials, and order timing. Specialty catalysts sales decreased slightly with declines in all regions except for Europe. Sales volumes in Asia were primarily impacted by slowing economies, particularly in China, as customers' utilization rates decreased compared with the prior-year quarter. Favorable currency translation affected both product groups.
Sales were $539.0 million for the six months, a decrease of 5.5% compared with the prior-year period. The decrease was due to lower sales volumes (-4.3%), lower pricing (-0.9%), and unfavorable currency translation (-0.3%). Sales volumes of refining catalysts declined compared with the prior-year quarter primarily due to reductions in customer trials, higher refinery turnarounds and order timing. In January, we reduced 10,000 tons of our least efficient capacity at our Curtis Bay plant, which also contributed to the decline in sales volumes. Specialty catalysts sales volumes increased slightly as growth in Europe more than offset declines in Asia. Specialty catalysts sales volumes in Asia were primarily impacted by declines in China as inventories were reduced to align with lower projected growth rates and decreased demand for chemical catalysts. Unfavorable currency translation affected both product groups.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $128.6 million for the second quarter, an increase of 2.6% from the prior-year quarter. Gross margin of 46.2% increased 290 basis points from 43.3% for the prior-year quarter. Both gross profit and gross margin increased as lower manufacturing costs, including 310 basis points related to lower raw materials costs, and improved productivity more than offset the decrease in sales volumes.
Operating income was $87.5 million for the second quarter, an increase of 1.0% from the prior-year quarter, primarily due to improved gross margins, partially offset by higher operating expenses. The ART joint venture contributed $2.6 million to operating income, an increase of $0.3 million from the prior-year quarter. Operating margin for the second quarter was 31.4%, an increase of 150 basis points from the prior-year quarter.
Gross profit was $241.8 million for the six months, an increase of 3.2% from the prior-year period. Gross margin of 44.9% increased 380 basis points from 41.1% for the prior-year period. Both gross profit and gross margin increased as lower manufacturing costs, including 310 basis points related to lower raw materials costs, and improved productivity more than offset the decrease in sales volumes.
Operating income was $165.8 million for the six months, an increase of 3.4% compared with the prior-year period, primarily due to improved gross margins and higher ART income, partially offset by higher operating expenses. The ART joint venture contributed $9.5 million to operating income, an increase of $1.0 million from the prior-year period. Operating margin for the six months was 30.8%, an increase of 270 basis points from the prior-year period.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $112.1 million for the second quarter, a decrease of 4.9% compared with the prior-year quarter. The decrease was due to lower sales volumes (-5.2%), partially offset by favorable currency translation (+0.2%) and improved pricing (+0.1%). The decrease in sales volumes primarily reflects a 4.7% impact related to the exit of certain product lines.
Sales were $214.3 million for the six months, a decrease of 8.4% compared with the prior-year period. The decrease was due to lower sales volumes (-6.7%) and unfavorable currency translation (-2.1%), partially offset by improved pricing (+0.4%). Sales volumes declined in all regions, with approximately half the reduction coming from Asia, where customers delayed orders and reduced inventory levels in the first three months. The decrease in sales volumes also includes a 2.4% impact related to the exit of certain product lines.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $45.5 million for the second quarter, an increase of 1.8% from the prior-year quarter. Gross margin of 40.6% increased 270 basis points from 37.9% for the prior-year quarter. The increase in gross margin was primarily due to lower manufacturing costs and improved productivity, partially offset by the exited product lines.
Operating income was $28.0 million for the second quarter, an increase of 17.6% from the prior-year quarter, primarily due to improved gross profit and lower operating expenses. Operating margin for the second quarter was 25.0%, an increase of 480 basis points from the prior-year quarter.
Gross profit was $85.8 million for the six months, a decrease of 3.7% from the prior-year period. Gross margin of 40.0% increased 190 basis points from 38.1% for the prior-year period. The increase in gross margin was primarily due to lower manufacturing costs, improved productivity and improved pricing, partially offset by the exited product lines.
Operating income was $48.6 million for the six months, an increase of 1.9% compared with the prior-year period, primarily due to lower manufacturing costs, improved productivity and lower operating expenses, partially offset by lower sales volumes and unfavorable currency translation. Operating margin for the six months was 22.7%, an increase of 230 basis points from the prior-year period.
Corporate Overview

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the second quarter and six months were $16.3 million and $29.5 million, decreases of $6.7 million and $14.3 million, respectively, compared with the corresponding prior-year periods prepared on a discontinued operations basis. Certain costs included in the prior-year periods were either assumed by GCP at the time of the Separation or have been eliminated through restructuring or other cost reduction actions.
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $3.1 million and $6.2 million compared with $5.0 million and $10.3 million for the corresponding prior-year periods. The decreases were primarily due to lower service and interest costs.
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
Repositioning Expenses
Pretax repositioning expenses included in continuing operations were $1.5 million and $6.6 million for the second quarter and six months, compared with $3.1 million and $3.4 million for the corresponding prior-year periods. The increase was primarily due to employee-related costs in connection with the Separation. In 2016, Grace exited certain non-strategic product lines in Materials Technologies and incurred a charge of $0.7 million related to workforce reductions.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Employee-related costs	$1.5	$3.1	$6.6	$3.4
Total	$1.5	$3.1	$6.6	$3.4
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
Interest and Financing Expenses
Net interest and financing expenses were $19.4 million and $41.2 million for the second quarter and six months, decreases of 21.1% and 16.1% compared with the corresponding prior-year periods, primarily due to voluntary prepayments related to our term loans in February and March 2016.
Income Taxes
The annualized effective tax rate on 2016 forecasted income from continuing operations is estimated to be 37.9% as of June 30, 2016, compared with 36.0% for the year ended December 31, 2015. The difference between these rates is primarily related to a charge of $12.8 million for an increase in the valuation allowance associated with Grace's state NOL carryforwards in 2016, partially offset by a benefit of $4.7 million for share-based compensation deductions related to the early adoption of ASU 2016-09 in 2016.
Also, as a result of the early adoption of ASU 2016-09, we recognized a one-time excess tax benefit in our Consolidated Balance Sheets which was not previously recognized. This increased our deferred tax assets as of January 1, 2016, by $72.3 million which is net of a $18.3 million valuation allowance.
We generated approximately $1,800 million in U.S. federal tax deductions relating to our emergence from bankruptcy. These deductions generated U.S. federal and state NOL carryforwards in 2014 which we will carry forward and expect to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. We also expect to generate U.S. federal tax deductions of $30 million upon payment of the ZAI PD deferred payment obligation in 2017. (See Note 8.)
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, which includes payments related to the Separation and certain true up payments made to foreign jurisdictions, were $24.5 million for the six months, or approximately 27% of income before income taxes.
As of December 31, 2014, we had the intent and ability to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside the United States. In 2015, in connection with the Separation, we repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. We also considered local country legal and regulatory restrictions. We included tax expense of $19.0 million in discontinued operations in 2015 for repatriation and $1.7 million in the 2016 first quarter for deemed repatriation attributable to both current and prior years' earnings.

We believe that the Separation was a one-time, non-recurring event, and such recognition of deferred taxes on undistributed earnings would not have occurred if not for the Separation. Beyond the Separation, we expect undistributed prior-year earnings of our foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. We base this assertion on:

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
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2016.
Our principal uses of cash are generally capital investments and acquisitions, working capital investments, contributions to our defined benefit pension plans, and the repayment of debt. We also repurchase shares of our common stock. In January 2015, we completed the initial $500 million share repurchase program authorized by our Board of Directors following emergence from bankruptcy. The Board of Directors has authorized an additional share repurchase program of up to $500 million. Under this program, during the six months we repurchased 472,400 shares of Company common stock for $35.1 million.
We believe that the cash we expect to generate during 2016 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and meet our debt and pension obligations.
During the 2015 fourth quarter, to permit the Separation, we entered into an amendment to the credit agreement providing for our term loans. The amendment, which became effective upon completion of the Separation, also reduced the revolving credit facility to $300 million and extended its term to November 1, 2020. In connection with the Separation, GCP distributed $750 million to Grace. Using a portion of those proceeds, we repaid $600 million of our euro and U.S. dollar term loans. The Separation had no impact on payment or other terms of the senior notes due in 2021 and 2024, and they remain our obligations.
Cash Resources and Available Credit Facilities
At June 30, 2016, we had available liquidity of $483.1 million, consisting of $194.3 million in cash and cash equivalents ($101.1 million in the U.S.), $251.9 million available under our revolving credit facility, and $36.9 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of June 30, 2016:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$55.5	$10.3	12/31/2016
Other countries	51.3	26.6	Various through 2017
Total	$106.8	$36.9

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by (used for) operating activities from continuing operations	$136.8	$(309.4)
Net cash used for investing activities from continuing operations	(291.7)	(57.4)
Net cash provided by financing activities from continuing operations	116.0	149.2
Effect of currency exchange rate changes on cash and cash equivalents	1.9	(1.5)
Decrease in cash and cash equivalents from continuing operations	(37.0)	(219.1)
Increase in cash and cash equivalents from discontinued operations	44.8	28.5
Net increase (decrease) in cash and cash equivalents	7.8	(190.6)
Less: cash and cash equivalents of discontinued operations	(143.4)	—
Cash and cash equivalents, beginning of period	329.9	557.5
Cash and cash equivalents, end of period	$194.3	$366.9
Net cash provided by operating activities from continuing operations for the six months was $136.8 million, compared with a net use of cash of $309.4 million for the prior-year period. The year-over-year change in cash flow was primarily due to the 2015 first quarter payment of $490.0 million to repurchase the warrant issued at emergence, partially offset by higher cash paid for repositioning and higher net cash paid for income taxes.
Net cash used for investing activities from continuing operations for the six months was $291.7 million, compared with $57.4 million for the prior-year period. On June 30, 2016, we completed the polyolefin catalysts acquisition for $245.1 million in cash.
Net cash provided by financing activities from continuing operations for the six months was $116.0 million, compared with $149.2 million in the prior-year period. The year-over-year change in cash flow was primarily due to the $750 million distribution of cash from GCP, of which $600 million was used to pay down our euro and U.S. dollar term loans, and lower cash paid for repurchases of common stock in the first quarter. During the second quarter, we also paid cash dividends of $12.0 million.
Included in net cash provided by (used for) operating activities from continuing operations are Chapter 11 and legacy product and environmental expenses paid of $6.0 million and $498.2 million, restructuring expenses paid of $10.7 million and $3.4 million, and repositioning expenses paid of $31.6 million and $10.1 million for the six months and prior-year period, respectively, and cash taxes related to repositioning of $2.6 million and cash paid for third-party acquisition-related costs of $1.2 million for the six months. Included in capital expenditures are $0.9 million and $0.8 million related to repositioning for the six months and prior-year period. These cash flows totaled $53.0 million and $512.5 million for the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2016, was $1,589.0 million. During the 2016 first quarter, we repaid $526.9 million of our U.S. dollar term loan and €67.3 million of our euro term loan.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
U.S. pay-as-you-go plans	$1.8	$1.8	$3.6	$3.5
Non-U.S. advance-funded plans	0.4	0.3	0.6	0.8
Non-U.S. pay-as-you-go plans	2.1	1.7	3.8	3.4
Total Cash Contributions	$4.3	$3.8	$8.0	$7.7
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $4.4 million to these plans during the six months compared with $4.2 million during the prior-year period.
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
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2015, for a discussion of our critical accounting estimates, incorporated by reference into Item 7 thereof.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of Grace's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; Grace's legal and environmental proceedings; uncertainties related to Grace's ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2016, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8 to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
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
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended June 30, 2016:

Period	Total number of shares purchased (#)		Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2016 - 4/30/2016	73,400		75.61	73,400	208.4
5/1/2016 - 5/31/2016	138,901	(1)	77.47	86,100	201.7
6/1/2016 - 6/30/2016	102,800		76.95	102,800	194.7
Total	315,101		76.87	262,300
___________________________________________________________________________________________________________________

(1)
Includes 52,801 shares of Company common stock purchased by the Grace Specialty Chemicals Rabbi Trust for Unfunded Stock Deferral Plans, formed on March 30, 1998 (the “Trust”), at an average price paid per share of $77.8482. In connection with the Separation, the Trust purchased shares in open-market transactions to maintain its requisite holdings of Company common stock.

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
Exhibit 10.1 to Form 8-K (filed 2/03/16) SEC File No.: 001-13953
4.2	Indenture, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
4.3	Form of 9.500% Note due 2023 (included as Exhibit A to Exhibit 4.2)	Exhibit 4.2 (included as Exhibit A to Exhibit 4.2) to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

Exhibit No.	Description of Exhibit	Location
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: 8/4/2016	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 8/4/2016	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: 8/4/2016	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
2.1	Separation and Distribution Agreement dated as of January 27, 2016 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
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