Form 10-Q
period 2016-09-30
W R GRACE & CO
filed 2016-11-03
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.01 par value per share	70,095,605 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2016 and 2015 and the consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2016, which included a paragraph that described the change in classification of deferred taxes on the consolidated balance sheet, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
November 3, 2016

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net sales	$404.5	$399.2	$1,157.8	$1,203.4
Cost of goods sold	236.3	233.1	663.7	722.5
Gross profit	168.2	166.1	494.1	480.9
Selling, general and administrative expenses	67.1	70.5	201.5	221.0
Research and development expenses	12.1	11.8	36.2	36.2
Provision for environmental remediation, net	11.9	4.2	19.4	1.6
Equity in earnings of unconsolidated affiliate	(8.5)	(3.6)	(18.0)	(12.1)
Restructuring and repositioning expenses	5.6	5.2	28.6	14.9
Interest expense and related financing costs	19.8	25.2	61.6	74.5
Other (income) expense, net	(0.5)	1.5	13.3	(4.7)
Total costs and expenses	107.5	114.8	342.6	331.4
Income from continuing operations before income taxes	60.7	51.3	151.5	149.5
Provision for income taxes	(19.4)	(17.7)	(62.1)	(53.1)
Income from continuing operations	41.3	33.6	89.4	96.4
(Loss) income from discontinued operations, net of income taxes	(1.6)	(19.9)	(10.9)	27.4
Net income	39.7	13.7	78.5	123.8
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	0.3	0.1
Net income attributable to W. R. Grace & Co. shareholders	$39.6	$13.8	$78.8	$123.9
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$41.2	$33.7	$89.7	$96.5
(Loss) income from discontinued operations, net of income taxes	(1.6)	(19.9)	(10.9)	27.4
Net income attributable to W. R. Grace & Co. shareholders	$39.6	$13.8	$78.8	$123.9
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income from continuing operations	$0.59	$0.47	$1.27	$1.33
(Loss) income from discontinued operations, net of income taxes	(0.03)	(0.28)	(0.15)	0.38
Net income	$0.56	$0.19	$1.12	$1.71
Weighted average number of basic shares	70.3	72.1	70.5	72.5
Diluted earnings per share:
Income from continuing operations	$0.58	$0.46	$1.27	$1.32
(Loss) income from discontinued operations, net of income taxes	(0.02)	(0.27)	(0.16)	0.37
Net income	$0.56	$0.19	$1.11	$1.69
Weighted average number of diluted shares	70.7	72.7	70.9	73.1
Dividends per common share	$0.17	$—	$0.34	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$39.7	$13.7	$78.5	$123.8
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.3)	(2.6)	(1.0)	(3.8)
Currency translation adjustments	(2.3)	(32.8)	(6.4)	(44.3)
Gain (loss) from hedging activities, net of income taxes	0.6	(1.4)	(2.7)	(1.7)
Total other comprehensive (loss) income attributable to noncontrolling interests	—	(0.6)	2.6	0.1
Total other comprehensive loss	(2.0)	(37.4)	(7.5)	(49.7)
Comprehensive income (loss)	37.7	(23.7)	71.0	74.1
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.1)	0.7	(2.3)	—
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$37.6	$(23.0)	$68.7	$74.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$78.5	$123.8
Less: loss (income) from discontinued operations	10.9	(27.4)
Income from continuing operations	89.4	96.4
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	73.8	74.8
Equity in earnings of unconsolidated affiliate	(18.0)	(12.1)
Dividends received from unconsolidated affiliate	24.8	11.8
Cash paid for Chapter 11, and legacy product and environmental	(17.3)	(502.2)
Provision for income taxes	62.1	53.1
Cash paid for income taxes, net of refunds	(40.1)	(18.4)
Loss on early extinguishment of debt	11.1	—
Cash paid for interest on credit arrangements	(45.5)	(54.0)
Defined benefit pension expense	8.2	19.6
Cash paid under defined benefit pension arrangements	(12.1)	(11.5)
Cash paid for restructuring	(13.6)	(4.2)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	9.7	16.3
Inventories	(5.8)	(3.3)
Accounts payable	11.0	9.7
All other items, net	69.9	94.6
Net cash provided by (used for) operating activities from continuing operations	207.6	(229.4)
INVESTING ACTIVITIES
Capital expenditures	(89.4)	(86.2)
Business acquired	(245.1)	—
Proceeds from sale of product lines	11.3	—
Other investing activities	(1.4)	(2.1)
Net cash used for investing activities from continuing operations	(324.6)	(88.3)
FINANCING ACTIVITIES
Borrowings under credit arrangements	20.6	278.7
Repayments under credit arrangements	(614.9)	(44.7)
Cash paid for repurchases of common stock	(55.1)	(220.1)
Proceeds from exercise of stock options	13.3	24.9
Dividends paid	(24.1)	—
Distribution from GCP	750.0	—
Other financing activities	(2.4)	(2.9)
Net cash provided by financing activities from continuing operations	87.4	35.9
Effect of currency exchange rate changes on cash and cash equivalents	2.7	(3.4)
Decrease in cash and cash equivalents from continuing operations	(26.9)	(285.2)
Cash flows from discontinued operations
Net cash provided by operating activities	23.9	148.3
Net cash used for investing activities	(9.5)	(25.8)
Net cash provided by (used for) financing activities	31.4	(10.6)
Effect of currency exchange rate changes on cash and cash equivalents	(1.0)	(53.1)
Increase in cash and cash equivalents from discontinued operations	44.8	58.8
Net increase (decrease) in cash and cash equivalents	17.9	(226.4)
Less: cash and cash equivalents of discontinued operations	(143.4)	—
Cash and cash equivalents, beginning of period	329.9	557.5
Cash and cash equivalents, end of period	$204.4	$331.1

Supplemental disclosure of cash flow information
Net share settled stock option exercises	$10.4	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$204.4	$231.3
Restricted cash and cash equivalents	9.8	9.4
Trade accounts receivable, less allowance of $2.4 (2015—$1.4)	252.7	254.5
Inventories	236.1	198.8
Other current assets	45.3	44.1
Assets of discontinued operations	—	446.4
Total Current Assets	748.3	1,184.5
Properties and equipment, net of accumulated depreciation and amortization of $1,337.1 (2015—$1,287.4)	731.7	624.9
Goodwill	395.2	336.5
Technology and other intangible assets, net	270.3	227.5
Deferred income taxes	717.0	714.3
Investment in unconsolidated affiliate	107.5	103.2
Other assets	37.5	33.9
Assets of discontinued operations	—	420.9
Total Assets	$3,007.5	$3,645.7
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$77.1	$58.8
Accounts payable	162.2	157.8
Other current liabilities	233.9	234.4
Liabilities of discontinued operations	—	256.4
Total Current Liabilities	473.2	707.4
Debt payable after one year	1,513.1	2,114.0
Deferred income taxes	2.4	1.2
Unrecognized tax benefits	9.6	9.8
Underfunded and unfunded defined benefit pension plans	379.0	377.5
Other liabilities	135.6	115.9
Liabilities of discontinued operations	—	107.4
Total Liabilities	2,512.9	3,433.2
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 70,253,231 (2015—70,533,515)	0.7	0.7
Paid-in capital	489.7	496.0
Retained earnings	616.1	436.3
Treasury stock, at cost: shares: 7,203,394 (2015—6,923,110)	(673.6)	(658.4)
Accumulated other comprehensive income (loss)	58.4	(66.8)
Total W. R. Grace & Co. Shareholders' Equity	491.3	207.8
Noncontrolling interests	3.3	4.7
Total Equity	494.6	212.5
Total Liabilities and Equity	$3,007.5	$3,645.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income	—	123.9	—	—	0.5	124.4
Repurchase of common stock	—	—	(220.1)	—	—	(220.1)
Purchase of noncontrolling interest	(0.7)	—	—	—	0.7	—
Stock based compensation	7.4	—	—	—	—	7.4
Exercise of stock options	(43.1)	—	68.0	—	—	24.9
Tax benefit related to stock plans	0.5	—	—	—	—	0.5
Shares issued	1.0	—	—	—	—	1.0
Other comprehensive (loss) income	—	—	—	(49.8)	0.1	(49.7)
Balance, September 30, 2015	$491.9	$416.0	$(581.3)	$(73.6)	$4.4	$257.4
Balance, December 31, 2015	$496.7	$436.3	$(658.4)	$(66.8)	$4.7	$212.5
Net income (loss)	—	78.8	—	—	(0.3)	78.5
Repurchase of common stock	—	—	(55.1)	—	—	(55.1)
Stock based compensation	9.2	—	—	—	—	9.2
Exercise of stock options	(16.2)	—	39.9	—	—	23.7
Tax benefit related to stock plans	—	70.4	—	—	—	70.4
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive (loss) income	—	—	—	(10.1)	2.6	(7.5)
Cash dividends declared	—	(24.1)	—	—	—	(24.1)
Distribution of GCP	—	54.7	—	135.3	(3.7)	186.3
Balance, September 30, 2016	$490.4	$616.1	$(673.6)	$58.4	$3.3	$494.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through two reportable segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications; and Grace Materials Technologies, which includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications.
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
The results of operations for the nine-month interim period ended September 30, 2016, are not necessarily indicative of the results of operations for the year ending December 31, 2016.
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
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the International Accounting Standards Board's ("IASB") measurement of inventory. The update requires that inventory be measured at the lower of cost or net realizable value for entities using FIFO (first-in, first-out) or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. Grace will adopt this standard when it becomes effective and does not expect it to have a material effect on the Consolidated Financial Statements.
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
In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments." This update is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It addresses eight specific issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including in an interim period, as of the beginning of the fiscal year. Grace is currently evaluating the timing of adoption and does not expect it to have a material effect on the Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's treatment of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The update clarifies ASU 2015-03, allowing debt issuance costs related to line of credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

there are any outstanding borrowings on the line-of-credit arrangement. Grace adopted this standard in the 2016 first quarter and reclassified $30.3 million of capitalized financing fees from other assets to debt payable after one year in the Consolidated Balance Sheet as of December 31, 2015.
In September 2015, the FASB issued ASU 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments," which is part of the FASB's Simplification Initiative. The update requires that adjustments to provisional amounts that are identified during the measurement period following a business combination be recognized in the reporting period in which the adjustment amounts are determined. Acquirers must also recognize, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects resulting from the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Grace adopted this standard in the 2016 third quarter. See Note 16.
Accounting for Stock Compensation
In March 2016, the FASB issued ASU 2016-09 "Compensation—Stock Compensation," which is part of the FASB's Simplification Initiative. The update requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled. It also eliminates the requirement that excess tax benefits be realized (reduce cash taxes payable) before being recognized. Previously, an entity could not recognize excess tax benefits if the tax deduction increased a net operating loss ("NOL") or tax credit carryforward. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows Grace to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur.
Grace elected to early adopt this update in the 2016 second quarter, which requires any adjustments to be reflected as of January 1, 2016. This resulted in the recognition of excess tax benefits on the Consolidated Balance Sheet that were previously not recognized, as the benefits would have increased Grace's NOL or tax credit carryforwards. The recognition increased Grace's net deferred tax asset by $70.4 million ($90.9 million net of a $20.5 million valuation allowance) as of January 1, 2016. Previously reported amounts have been corrected for a $0.3 million increase in the gross amount of excess tax benefits and a $2.2 million increase in the valuation allowance on these excess tax benefits as of January 1, 2016, which Grace concluded were not material to the prior period.
In addition, Grace will recognize excess tax benefits in the provision for income taxes rather than paid-in capital for 2016 and future periods. Grace has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized each period.
2. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2016, and December 31, 2015:

(In millions)	September 30, 2016	December 31, 2015
Raw materials	$56.6	$47.1
In process	35.2	33.4
Finished products	122.7	98.2
Other	21.6	20.1
	$236.1	$198.8

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	September 30, 2016	December 31, 2015
5.125% senior notes due 2021, net of unamortized debt issuance costs of $7.8 at September 30, 2016 (2015—$8.9)	$692.2	$691.1
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $6.1 at September 30, 2016 (2015—$15.6)	402.3	919.3
5.625% senior notes due 2024, net of unamortized debt issuance costs of $4.1 at September 30, 2016 (2015—$4.5)	295.9	295.5
Euro term loan, net of unamortized debt issuance costs and discounts of $1.4 at September 30, 2016 (2015—$3.4)	88.2	158.7
Debt payable—unconsolidated affiliate	38.9	33.4
Deferred payment obligation	29.7	29.1
Other borrowings(1)	43.0	45.7
Total debt	1,590.2	2,172.8
Less debt payable within one year	77.1	58.8
Debt payable after one year	$1,513.1	$2,114.0
Weighted average interest rates on total debt	4.6%	4.1%
___________________________________________________________________________________________________________________
(1) Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at September 30, 2016, were as follows:

(In millions)
2016	$42.5
2017	37.7
2018	7.7
2019	7.0
2020	5.8
Thereafter	1,489.5
Total debt	$1,590.2
On January 30, 2015, Grace borrowed on its $250 million delayed draw term loan facility and used the funds, together with cash on hand, to repurchase the warrant issued to the asbestos personal injury trust for $490 million. (See Note 8 for Chapter 11 information.)
Grace had no outstanding draws on its revolving credit facility as of September 30, 2016; however, the available credit under that facility was reduced to $253.8 million by outstanding letters of credit.
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
In connection with the Separation, GCP distributed $750 million to Grace. Grace used $600 million of those funds to repay $526.9 million of its U.S. dollar term loan and €67.3 million of its euro term loan. As a result, Grace recorded a loss on early extinguishment of debt of $11.1 million, which is included in "other (income) expense" in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

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
At September 30, 2016, the carrying amounts and fair values of Grace's debt were as follows:

	September 30, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$692.2	$738.9	$691.1	$701.5
U.S. dollar term loan(2)	402.3	402.8	919.3	907.2
5.625% senior notes due 2024(1)	295.9	324.8	295.5	298.1
Euro term loan(2)	88.2	87.7	158.7	157.3
Other borrowings	111.6	111.6	108.2	108.2
Total debt	$1,590.2	$1,665.8	$2,172.8	$2,172.3
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $7.8 million and $4.1 million as of September 30, 2016, and $8.9 million and $4.5 million as of December 31, 2015, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $6.1 million and $1.4 million as of September 30, 2016, and $15.6 million and $3.4 million as of December 31, 2015, related to the U.S. dollar term loan and euro term loan, respectively.

At September 30, 2016, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 15 months are used and designated as cash flow hedges of forecasted purchases of natural gas. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2016, there were no open fixed-rate natural gas swaps.
The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 15 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until May 2017. The effective portion of the gain or loss on the commodity contracts is recorded in "accumulated other comprehensive income (loss)" and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

September 30, 2016, the contract volume, or notional amount, of the commodity contracts was 1.3 million pounds with a total contract value of $1.0 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015:

	Fair Value Measurements at September 30, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.9	$—	$2.9	$—
Total Assets	$2.9	$—	$2.9	$—
Liabilities
Interest rate derivatives	$10.6	$—	$10.6	$—
Currency derivatives	6.0	—	6.0	—
Total Liabilities	$16.6	$—	$16.6	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.0	$—	$1.0	$—
Commodity derivatives	0.6	—	0.6	—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Interest rate derivatives	$7.9	$—	$7.9	$—
Commodity derivatives	0.1	—	0.1	—
Currency derivatives	0.5	—	0.5	—
Total Liabilities	$8.5	$—	$8.5	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015:

September 30, 2016 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.8	Other current liabilities	$0.4
Interest rate contracts	Other current assets	—	Other current liabilities	4.1
Currency contracts	Other assets	—	Other liabilities	5.4
Interest rate contracts	Other assets	—	Other liabilities	6.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	0.2
Total derivatives		$2.9		$16.6

December 31, 2015 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Other current assets	$0.6	Other current liabilities	$0.1
Currency contracts	Other current assets	0.7	Other current liabilities	0.3
Interest rate contracts	Other current assets	—	Other current liabilities	4.1
Currency contracts	Other assets	0.2	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	0.2
Total derivatives		$1.6		$8.5

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.6	Interest expense	$(1.0)
Currency contracts	(0.4)	Other expense	0.3
Commodity contracts	(0.1)	Cost of goods sold	(0.1)
Total derivatives	$0.1		$(0.8)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.1

Nine Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(5.8)	Interest expense	$(3.1)
Currency contracts	(0.3)	Other expense	0.7
Commodity contracts	(0.4)	Cost of goods sold	0.1
Total derivatives	$(6.5)		$(2.3)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.7)

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(4.1)	Interest expense	$(1.1)
Currency contracts	(0.6)	Other expense	(1.0)
Commodity contracts	(0.6)	Cost of goods sold	(0.9)
Total derivatives	$(5.3)		$(3.0)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$—

Nine Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(7.0)	Interest expense	$(2.8)
Currency contracts	0.6	Other expense	0.2
Commodity contracts	(1.6)	Cost of goods sold	(3.0)
Total derivatives	$(8.0)		$(5.6)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.2)
Net Investment Hedges    Grace uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2016, €80.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in European subsidiaries.
Grace also uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of our non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to "currency translation adjustments" within "accumulated other comprehensive income (loss)" to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2016, the notional amount of €170.0 million of Grace's cross-currency swaps was designated as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on nonderivative and derivative instruments designated as net investment hedges for the three and nine months ended September 30, 2016 and

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

2015. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Three Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(1.8)
Total derivatives	$(1.8)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(0.8)
Total nonderivatives	$(0.8)

Nine Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(1.7)
Total derivatives	$(1.7)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(1.2)
Total nonderivatives	$(1.2)

Three Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$0.1
Total nonderivatives	$0.1

Nine Months Ended September 30, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Nonderivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$15.3
Total nonderivatives	$15.3
Credit Risk    Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining industry represent the greatest exposure. Grace's credit evaluation policies and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable but may require a bank letter of credit in certain instances, particularly when selling to customers in cash-restricted countries.

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
5. Income Taxes
The annualized effective tax rate on 2016 forecasted income from continuing operations is estimated to be 38.0% as of September 30, 2016, compared with 36.0% for the year ended December 31, 2015. The 2016 tax rate includes a $12.8 million discrete charge for an increase in the valuation allowance associated with Grace's state NOL carryforwards, of which $8.8 million related to a Separation-related change in Grace's outlook for being able to use these NOLs and $4.0 million related to a Louisiana tax law change, partially offset by a discrete benefit of $6.3 million for share-based compensation deductions related to the early adoption of ASU 2016-09.
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
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at September 30, 2016, of $714.6 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal(1)	$660.7	$(20.8)	$639.9
United States—States(1)	55.2	(18.1)	37.1
Germany	30.9	—	30.9
Other foreign	9.3	(2.6)	6.7
Total	$756.1	$(41.5)	$714.6
___________________________________________________________________________________________________________________

(1)
The U.S. federal deductions generated relating to emergence of $1,800 million, plus the $30 million ZAI PD deferred payment obligation, account for a majority of the U.S. federal and state deferred tax assets.

Grace will need to generate approximately $1,800 million of U.S. federal taxable income by 2035 (or approximately $95 million per year during the carryforward period) to fully realize the U.S. federal net deferred tax assets.
As discussed in Notes 1 and 15, the Separation of Grace and GCP was completed on February 3, 2016. In conjunction with the Separation, approximately $85 million of Grace’s deferred tax assets were transferred to GCP. As a result of the early adoption of ASU 2016-09, Grace recognized excess tax benefits in the Consolidated Balance Sheets which were previously not recognized. This increased Grace's deferred tax assets as of January 1, 2016, by $70.4 million, which is net of a $20.5 million valuation allowance.
The following table summarizes expiration dates in jurisdictions where Grace has, or will have, material tax loss and credit carryforwards:

Expiration Dates
United States—Federal (NOLs)	2034 - 2035
United States—Federal (Credits)	2019 - 2025
United States—States (NOLs)	2016 - 2035

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

In evaluating its ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace relies upon assumptions and estimates about future activities, including the amount of future federal, state and international pretax operating income that Grace will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. Through September 30, 2016, Grace increased its valuation allowance by $12.8 million related to state NOL carryforwards and $20.5 million primarily for foreign tax credits recognized upon the adoption of ASU 2016-09.
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
Grace believes that the Separation was a one-time, non-recurring event and that recognition of deferred taxes on undistributed earnings would not have occurred if not for the Separation. Subsequent to separation, Grace expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. Grace bases this assertion on:

(1)	the expectation that it will satisfy its U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
Grace will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's fully-funded, underfunded, and unfunded pension plans:

(In millions)	September 30, 2016	December 31, 2015
Overfunded defined benefit pension plans	$0.4	$—
Underfunded defined benefit pension plans	(70.3)	(73.2)
Unfunded defined benefit pension plans	(308.7)	(304.3)
Total underfunded and unfunded defined benefit pension plans	(379.0)	(377.5)
Pension liabilities included in other current liabilities	(14.3)	(14.2)
Net funded status	$(392.9)	$(391.7)

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $0.4 million as of September 30, 2016, and the overfunded status is included in "other assets" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $393.3 million as of September 30, 2016.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended September 30,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.5	$1.7	$—	$6.4	$3.0	$—
Interest cost	10.1	1.3	—	13.7	4.1	—
Expected return on plan assets	(14.2)	(0.2)	—	(17.6)	(3.3)	—
Amortization of prior service (credit) cost	(0.1)	—	(0.5)	0.1	—	(0.9)
Amortization of net deferred actuarial loss	—	—	0.1	—	—	0.2
Curtailment gain	—	(0.2)	—	—	—	(4.5)
Net periodic benefit cost (income)	0.3	2.6	(0.4)	2.6	3.8	(5.2)
Less: discontinued operations	—	—	—	(0.7)	(0.6)	0.4
Net periodic benefit cost (income) from continuing operations	$0.3	$2.6	$(0.4)	$1.9	$3.2	$(4.8)

	Nine Months Ended September 30,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$13.9	$5.4	$—	$19.3	$8.9	$—
Interest cost	30.8	4.6	—	41.3	12.3	0.1
Expected return on plan assets	(43.0)	(1.5)	—	(52.8)	(10.0)	—
Amortization of prior service (credit) cost	(0.2)	—	(1.7)	0.2	—	(2.8)
Amortization of net deferred actuarial loss	—	—	0.4	—	—	0.5
Curtailment gain	—	(0.9)	—	—	—	(4.5)
Net periodic benefit cost (income)	1.5	7.6	(1.3)	8.0	11.2	(6.7)
Less: discontinued operations	(0.5)	(0.2)	—	(2.2)	(1.6)	1.2
Net periodic benefit cost (income) from continuing operations	$1.0	$7.4	$(1.3)	$5.8	$9.6	$(5.5)
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

wages. Grace's costs related to this benefit plan for the three and nine months ended September 30, 2016, were $2.9 million and $8.3 million compared with $2.5 million and $7.8 million for the corresponding prior-year periods.
7. Other Balance Sheet Accounts

(In millions)	September 30, 2016	December 31, 2015
Other Current Liabilities
Accrued compensation	$48.7	$53.5
Income taxes payable	31.6	25.8
Environmental contingencies	29.9	21.4
Accrued interest	29.4	18.9
Deferred revenue	24.4	24.7
Pension liabilities	14.3	14.2
Other accrued liabilities	55.6	75.9
	$233.9	$234.4
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has fixed and contingent obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date. Grace is obligated to make a payment of $30 million to the PD Trust in respect of ZAI PD Claims on February 3, 2017, and has recorded a liability of $29.7 million representing the present value of this amount in "debt payable within one year" in the accompanying Consolidated Balance Sheets. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
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
Legacy Environmental Liabilities    Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to its manufacturing operations. Grace has procedures in place to minimize such contingencies; nevertheless, it has liabilities associated with past operations and additional claims may arise in the future. To address its legacy liabilities, Grace accrues for anticipated costs of response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.
Grace's environmental liabilities are reassessed regularly and adjusted when circumstances become better defined or response efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, relating to the nature and extent of contamination, risk assessments, feasibility of response actions, and apportionment amongst other potentially responsible parties, all evaluated in light of prior experience.
At September 30, 2016, Grace's estimated liability for legacy environmental response costs totaled $63.8 million, compared with $55.2 million at December 31, 2015, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace's estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs. Net cash paid against previously established reserves for the nine months ended September 30, 2016 and 2015, was $11.4 million and $8.4 million, respectively.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos. Grace is engaged with the U.S. Environmental Protection Agency (the "EPA") and other federal, state and local governmental agencies in a remedial investigation and feasibility study of the Libby mine and the surrounding area. This investigation will determine the specific areas requiring remediation and will likely provide possible remedial action alternatives.
During 2010, the EPA began reinvestigating certain facilities on a list of 105 facilities where vermiculite concentrate from the Libby mine was thought to have been used, stored or processed. Grace is cooperating with the EPA on this reinvestigation and has remediated, or paid for remediation, at several of these facilities. Grace has specific reserves for each site where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. The EPA may request additional remediation at other facilities; however, at this time Grace does not believe that additional remediation is probable at the majority of these sites.
In the 2016 third quarter Grace accrued $8.9 million for future costs related to vermiculite-related matters. Grace's total estimated liability for response costs that are currently estimable related to site assessment, investigation, and feasibility study at the former vermiculite mine in Libby and response efforts at vermiculite processing sites outside of Libby at September 30, 2016, and December 31, 2015, was $26.3 million and $18.7

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts. Grace is unable to estimate a range of probable additional losses for its vermiculite-related matters at this time because it is contingent on information not currently available to Grace, including: the content of the site assessment, investigation and feasibility studies; finalization of, or changes to, the remedial design; findings during remediation; changes in existing technologies; and other information that will allow Grace to create, refine, or adjust its estimated environmental liabilities.
Currently, Grace expects that additional information will become available over the 2017-2019 period to enable it to estimate further its remediation liabilities for the Libby mine site, the surrounding area, and other vermiculite processing sites outside of Libby.
Non-Vermiculite-Related Matters
At September 30, 2016, and December 31, 2015, Grace's estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $37.5 million and $36.5 million, respectively. This liability relates to Grace's former businesses or operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At September 30, 2016, Grace had gross financial assurances issued and outstanding of $117.1 million, composed of $33.7 million of

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

surety bonds issued by various insurance companies and $83.4 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    In the 2016 third quarter, Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in "restructuring and repositioning expenses" in the Consolidated Statements of Operations.
The following table presents restructuring expenses by reportable segment for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Catalysts Technologies	$1.6	$0.5	$2.7	$3.8
Materials Technologies	(0.1)	0.2	15.1	0.8
Corporate	0.3	1.8	0.4	4.2
Total restructuring expenses	$1.8	$2.5	$18.2	$8.8
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2017.

Restructuring Liability (In millions)	Total
Balance, December 31, 2015	$7.6
Accruals for severance and other costs	11.8
Payments	(13.6)
Currency translation adjustments and other	0.2
Balance, September 30, 2016	$6.0
Repositioning Expenses    Pretax repositioning expenses included in continuing operations for the three and nine months ended September 30, 2016, were $3.8 million and $10.4 million, respectively, compared with $2.7 million and $6.1 million for the corresponding prior-year periods. These expenses primarily related to the Separation. Substantially all of these costs have been or are expected to be settled in cash.

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Loss on early extinguishment of debt	$—	$—	$11.1	$—
Third-party acquisition-related costs	—	—	2.5	—
Chapter 11 expenses, net	0.4	1.1	2.4	4.3
Interest income	(0.4)	(0.1)	(1.0)	(0.3)
Currency transaction effects	(0.2)	(0.4)	0.1	(2.1)
Net (gain) loss on sales of investments and disposals of assets	(0.1)	0.3	0.1	0.7
Bankruptcy-related charges, net	—	—	—	(8.7)
Other miscellaneous (income) expense	(0.2)	0.6	(1.9)	1.4
Total other (income) expense, net	$(0.5)	$1.5	$13.3	$(4.7)
See Note 3 for more information related to Grace's 2016 early extinguishment of debt.
In the 2015 first quarter, Grace finalized its accounting for emergence from bankruptcy and recorded a gain of $9.0 million reflecting the final resolution of certain bankruptcy liabilities.
11. Other Comprehensive Loss
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(2.3)	—	(2.3)
Gain from hedging activities	0.9	(0.3)	0.6
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(1.9)	$(0.1)	$(2.0)

Nine Months Ended September 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.9)	$0.7	$(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.4	(0.2)	0.2
Benefit plans, net	(1.5)	0.5	(1.0)
Currency translation adjustments	(6.4)	—	(6.4)
Loss from hedging activities	(4.2)	1.5	(2.7)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(12.1)	$2.0	$(10.1)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Loss (Continued)

Three Months Ended September 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net prior service credit arising during period	$1.1	$(0.4)	$0.7
Net deferred actuarial gain arising during period	0.1	—	0.1
Gain on curtailment of postretirement plans	(4.5)	1.6	(2.9)
Amortization of net prior service credit included in net periodic benefit cost	(0.8)	0.2	(0.6)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(3.9)	1.3	(2.6)
Currency translation adjustments	(32.8)	—	(32.8)
Loss from hedging activities	(2.1)	0.7	(1.4)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(38.8)	$2.0	$(36.8)

Nine Months Ended September 30, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net prior service credit arising during period	$1.1	$(0.4)	$0.7
Net deferred actuarial gain arising during period	0.1	—	0.1
Gain on curtailment of postretirement plans	(4.5)	1.6	(2.9)
Amortization of net prior service credit included in net periodic benefit cost	(2.6)	0.9	(1.7)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.5	(0.2)	0.3
Other changes in funded status	(0.4)	0.1	(0.3)
Benefit plans, net	(5.8)	2.0	(3.8)
Currency translation adjustments	(44.3)	—	(44.3)
Loss from hedging activities	(2.5)	0.8	(1.7)
Other comprehensive loss attributable to W. R. Grace & Co. shareholders	$(52.6)	$2.8	$(49.8)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive loss before reclassifications	—	(6.4)	(4.3)	(10.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	1.6	0.6
Net current-period other comprehensive loss	(1.0)	(6.4)	(2.7)	(10.1)
Distribution of GCP	(0.2)	135.5	—	135.3
Ending balance	$1.8	$63.0	$(6.4)	$58.4

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Loss (Continued)

Nine Months Ended September 30, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Loss from Hedging Activities	Total
Beginning balance	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive income (loss) before reclassifications	0.5	(44.3)	(0.9)	(44.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(4.3)	—	(0.8)	(5.1)
Net current-period other comprehensive loss	(3.8)	(44.3)	(1.7)	(49.8)
Ending balance	$0.2	$(67.1)	$(6.7)	$(73.6)
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
See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans and other postretirement benefit plans.
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Numerators
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$41.2	$33.7	$89.7	$96.5
(Loss) income from discontinued operations, net of income taxes	(1.6)	(19.9)	(10.9)	27.4
Net income attributable to W. R. Grace & Co. shareholders	$39.6	$13.8	$78.8	$123.9
Denominators
Weighted average common shares—basic calculation	70.3	72.1	70.5	72.5
Dilutive effect of employee stock options	0.4	0.6	0.4	0.6
Weighted average common shares—diluted calculation	70.7	72.7	70.9	73.1
Basic earnings per share attributable to W. R. Grace & Co. shareholders
Income from continuing operations	$0.59	$0.47	$1.27	$1.33
(Loss) income from discontinued operations, net of income taxes	(0.03)	(0.28)	(0.15)	0.38
Net income	$0.56	$0.19	$1.12	$1.71
Diluted earnings per share attributable to W. R. Grace & Co. shareholders
Income from continuing operations	$0.58	$0.46	$1.27	$1.32
(Loss) income from discontinued operations, net of income taxes	(0.02)	(0.27)	(0.16)	0.37
Net income	$0.56	$0.19	$1.11	$1.69

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share (Continued)

There were 1.0 million anti-dilutive options outstanding for the three and nine months ended September 30, 2016, compared with 0.6 million and 0.4 million for the corresponding prior-year periods.
On January 15, 2015, the Company completed an initial $500 million share repurchase program. On February 5, 2015, Grace's Board of Directors authorized an additional share repurchase program of up to $500 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the nine months ended September 30, 2016 and 2015, the Company repurchased 737,922 shares and 2,263,121 shares of Company common stock for $55.1 million and $220.1 million, respectively, pursuant to the terms of the share repurchase programs.
13. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace's two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies (ART), Grace's joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. ("Chevron"), is managed in this segment. (See Note 14.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into the reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications. The table below presents information related to Grace's reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.
Grace defines Adjusted EBIT to be income from continuing operations attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to Chapter 11, and legacy product and environmental; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

Reportable Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net Sales
Catalysts Technologies	$295.8	$285.3	$834.8	$855.6
Materials Technologies	108.7	113.9	323.0	347.8
Total	$404.5	$399.2	$1,157.8	$1,203.4
Adjusted EBIT
Catalysts Technologies segment operating income	$94.3	$86.4	$260.1	$246.7
Materials Technologies segment operating income	26.4	23.6	75.0	71.3
Corporate costs	(14.9)	(22.3)	(44.4)	(66.1)
Gain on curtailment of postretirement plans related to current businesses	—	1.9	—	1.9
Certain pension costs	(3.1)	(5.1)	(9.3)	(15.4)
Total	$102.7	$84.5	$281.4	$238.4

(In millions)	September 30, 2016	December 31, 2015
Total Assets
Catalysts Technologies	$1,665.7	$1,390.8
Materials Technologies	299.8	333.4
Corporate	1,042.0	1,054.2
Assets of discontinued operations	—	867.3
Total	$3,007.5	$3,645.7
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and nine months ended September 30, 2016 and 2015, is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Grace Adjusted EBIT	$102.7	$84.5	$281.4	$238.4
Restructuring and repositioning expenses	(5.6)	(5.2)	(28.6)	(14.9)
(Costs) benefit related to Chapter 11, and legacy product and environmental, net	(13.1)	(6.2)	(24.2)	0.6
Third-party acquisition-related costs	—	—	(2.5)	—
Amortization of acquired inventory fair value adjustment	(4.1)	—	(4.1)	—
Pension MTM adjustment and other related costs, net	0.2	—	1.1	(4.2)
Gain on sale of product line	—	—	0.7	—
Income and expense items related to divested businesses	(0.1)	0.8	(0.3)	1.3
Gain on curtailment of postretirement plans related to divested businesses	—	2.6	—	2.6
Loss on early extinguishment of debt	—	—	(11.1)	—
Interest expense, net	(19.4)	(25.1)	(60.6)	(74.2)
Net income (loss) attributable to noncontrolling interests	0.1	(0.1)	(0.3)	(0.1)
Income from continuing operations before income taxes	$60.7	$51.3	$151.5	$149.5
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net Sales
United States	$115.8	$115.0	$336.4	$331.9
Canada and Puerto Rico	11.8	7.0	34.1	35.8
Total North America	127.6	122.0	370.5	367.7
Europe Middle East Africa	171.6	157.9	472.4	463.4
Asia Pacific	76.7	88.8	231.9	285.5
Latin America	28.6	30.5	83.0	86.8
Total	$404.5	$399.2	$1,157.8	$1,203.4
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace's investment in ART amounted to $107.5 million and $103.2 million as of September 30, 2016, and December 31, 2015, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $8.5 million and $18.0 million for the three and nine months ended September 30, 2016, compared with $3.6 million and $12.1 million for the corresponding prior-year periods. ART is a private company and accordingly does not have a quoted market price available.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Grace sales of catalysts to ART	$56.1	$76.7	$156.4	$194.2
Charges for fixed costs, research and development and selling, general and administrative services to ART	6.2	6.0	18.5	17.8
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on February 24, 2017. No amounts were outstanding at September 30, 2016, and December 31, 2015.
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
Separation and Distribution Agreement    Prior to the completion of the Separation and the Distribution, W. R. Grace & Co., Grace–Conn. and GCP entered into a Separation and Distribution Agreement and certain related agreements that govern the post-Separation relationship between Grace and GCP. The Separation and Distribution Agreement identifies the transfer of Grace's assets and liabilities that are specifically identifiable or otherwise allocable to GCP, the elimination of Grace’s equity interest in GCP, the removal of certain non-recurring separation costs directly related to the Separation and Distribution, the cash distribution from GCP to Grace, the reduction in Grace's debt using the cash received from GCP, and it provides for when and how these transfers, assumptions and assignments have occurred or will occur.
Tax Sharing Agreement      W. R. Grace & Co., Grace–Conn. and GCP entered into a Tax Sharing Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the Distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify under Sections 355 and certain other relevant provisions of the Internal Revenue Code (the “Code”)), tax attributes, the preparation and filing of tax returns, tax elections, tax contests, and certain other tax matters.
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

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations (Continued)

The results of operations of GCP and other effects of the Separation are presented as discontinued operations as summarized below:

	Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015
Net sales	$99.6	$1,089.4
Cost of goods sold	62.6	689.5
Gross profit	37.0	399.9
Selling, general and administrative expenses	21.6	184.3
Research and development expenses	1.7	17.0
Loss in Venezuela	—	60.8
Repositioning expenses	22.0	28.2
Interest expense and related financing costs	0.7	1.1
Other expense, net	4.4	11.2
Total costs and expenses	50.4	302.6
(Loss) Income from discontinued operations before income taxes	(13.4)	97.3
Benefit from (provision for) income taxes	2.6	(69.3)
(Loss) Income from discontinued operations after income taxes	(10.8)	28.0
Less: Net income attributable to noncontrolling interests	(0.1)	(0.6)
Net (loss) income from discontinued operations	$(10.9)	$27.4

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations (Continued)

The carrying amounts of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2015, related to GCP consisted of the following:

(In millions)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$98.6
Trade accounts receivable, net	203.6
Inventories	105.3
Other current assets	38.9
Total Current Assets	446.4
Properties and equipment, net of accumulated depreciation and amortization	217.5
Goodwill	102.5
Technology and other intangible assets, net	33.3
Deferred income taxes	32.0
Overfunded defined benefit pension plans	26.1
Other assets	9.5
Total Assets	$867.3
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$25.7
Accounts payable	109.0
Other current liabilities	121.7
Total Current Liabilities	256.4
Deferred income taxes	8.7
Unrecognized tax benefits	11.1
Underfunded and unfunded defined benefit pension plans	79.0
Other liabilities	8.6
Total Liabilities	$363.8
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
16. Acquisitions
On June 30, 2016, Grace acquired the assets of BASF's polyolefin catalysts business for total consideration of $248.7 million, including an estimated $3.3 million holdback liability. The business is included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition purchase price has been allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions (Continued)

at the acquisition date in accordance with ASC 805 "Business Combinations." The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. Approximately $43 million of goodwill generated from the acquisition will be deductible for U.S. income tax purposes over a period of 15 years. Due to the timing of the acquisition closing, Grace did not have adequate time to finalize the purchase price allocation during the 2016 second quarter. During the 2016 third quarter, Grace recorded adjustments resulting from the finalization of the purchase price allocation. These adjustments resulted in increases to inventories and intangible assets of $3.8 million and $6.4 million, respectively, and decreases to properties and equipment and goodwill of $1.2 million and $9.0 million, respectively.

(In millions)
Inventories	$30.2
Properties and equipment	98.5
Goodwill	60.9
Intangible assets	59.1
Net assets acquired	$248.7
The table below presents the intangible assets acquired as part of the acquisition of the assets of BASF's polyolefin catalysts business and the periods over which they will be amortized.

	Amount (In millions)	Weighted Average Amortization Period (in years)
Customer Lists	$37.4	20.0
Trademarks	13.4	20.0
Technology	8.3	20.0
Total	$59.1	20.0
The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the nine months ended September 30, 2016, are as follows:

(In millions)	Catalysts Technologies	Materials Technologies	Total Grace
Balance, December 31, 2015	$292.8	$43.7	$336.5
Goodwill acquired during the year	60.9	—	60.9
Foreign currency translation	0.1	0.2	0.3
Write-off related to exited product lines	—	(2.5)	(2.5)
Balance, September 30, 2016	$353.8	$41.4	$395.2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2016, as the "third quarter," the quarter ended September 30, 2015, as the "prior-year quarter," the quarter ended March 31, 2016, as the "2016 first quarter," the quarter ended June 30, 2016, as "the 2016 second quarter," the nine months ended September 30, 2016, as the "nine months," and the nine months ended September 30, 2015, as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales increased 1.3% to $404.5 million.

•	Income from continuing operations attributable to Grace increased 22.3% to $41.2 million or $0.58 per diluted share. Adjusted EPS was $0.80 per diluted share.

•	Adjusted EBIT increased 21.5% to $102.7 million.

•	Adjusted EBIT Return On Invested Capital was 23.3% on a trailing four-quarter basis compared with 24.3% as of December 31, 2015.
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
In the 2016 second quarter, we exited certain product lines that were previously part of our Discovery Sciences product group included in our Grace Materials Technologies operating segment, as these product lines no longer fit into our strategic growth plans. As part of the exit, we sold certain assets to two unaffiliated buyers for aggregate proceeds of $11.3 million.
On February 5, 2015, we announced a plan to separate into two independent, publicly traded companies, intended to improve our strategic focus, simplify our operating structure, and allow for more efficient capital allocation. On January 27, 2016, we entered into a separation agreement with GCP Applied Technologies Inc., then a wholly-owned subsidiary of Grace ("GCP"), pursuant to which we agreed to transfer our Grace Construction Products operating segment and the packaging technologies business of our Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the outstanding shares of GCP common stock (the "Distribution"). Under the Distribution, one share of GCP common stock was distributed for each share of Grace common stock held as of the close of business on January 27, 2016. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol "GCP" on the New York Stock Exchange. GCP’s historical financial results through the Distribution Date are reflected in our Consolidated Financial Statements as discontinued operations.
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

•
Hydroprocessing catalysts (HPC), most of which are marketed through our ART joint venture with Chevron in which we hold a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process (ART is not consolidated in our financial statements, so ART's sales are excluded from our sales).

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

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications, as follows:

•
Coatings and print media applications, functional additives that provide matting effects and corrosion protection for industrial and consumer coatings and media and paper products to enhance quality in ink jet coatings.

•
Consumer/Pharma applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive and thickener; and for the processing and stabilization of edible oils and beverages; as well as pharmaceutical, life science and related applications including silica-based separation media, excipients and pharmaceutical intermediates.

•
Chemical Process applications, such as tires and rubber, plastics, precision investment casting, refractory, insulating glass windows, adsorbents for use in petrochemical and natural gas processes and biofuels, various functions such as reinforcement, high temperature binding and moisture scavenging.

Global Scope
We operate our business on a global scale with approximately 73% of our annual 2015 sales and 71% of our nine months sales to customers located outside the United States. We operate in over 40 countries and do business in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the third quarter and nine months compared with the corresponding prior-year periods. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.

We define Adjusted EBIT (a non-GAAP financial measure) to be income from continuing operations attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to Chapter 11, and legacy product and environmental; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.
We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs included in cost of goods sold and the amortization of acquired inventory fair value adjustment.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS from continuing operations adjusted for costs related to Chapter 11, and legacy product and environmental; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; certain other items that are not representative of underlying trends; and certain discrete tax items.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our Chapter 11 proceedings, legacy product and environmental matters, restructuring and repositioning activities, divested businesses, and the effects of acquisitions.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Net sales:
Catalysts Technologies	$295.8	$285.3	3.7%	$834.8	$855.6	(2.4)%
Materials Technologies	108.7	113.9	(4.6)%	323.0	347.8	(7.1)%
Total Grace net sales	$404.5	$399.2	1.3%	$1,157.8	$1,203.4	(3.8)%
Net sales by region:
North America	$127.6	$122.0	4.6%	$370.5	$367.7	0.8%
Europe Middle East Africa	171.6	157.9	8.7%	472.4	463.4	1.9%
Asia Pacific	76.7	88.8	(13.6)%	231.9	285.5	(18.8)%
Latin America	28.6	30.5	(6.2)%	83.0	86.8	(4.4)%
Total net sales by region	$404.5	$399.2	1.3%	$1,157.8	$1,203.4	(3.8)%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$94.3	$86.4	9.1%	$260.1	$246.7	5.4%
Materials Technologies segment operating income	26.4	23.6	11.9%	75.0	71.3	5.2%
Corporate costs	(14.9)	(22.3)	33.2%	(44.4)	(66.1)	32.8%
Gain on curtailment of postretirement plans related to current businesses	—	1.9	NM	—	1.9	NM
Certain pension costs(B)	(3.1)	(5.1)	39.2%	(9.3)	(15.4)	39.6%
Adjusted EBIT	102.7	84.5	21.5%	281.4	238.4	18.0%
Restructuring and repositioning expenses	(5.6)	(5.2)		(28.6)	(14.9)
(Costs) benefit related to Chapter 11, and legacy product and environmental, net	(13.1)	(6.2)		(24.2)	0.6
Third-party acquisition-related costs	—	—		(2.5)	—
Amortization of acquired inventory fair value adjustment	(4.1)	—		(4.1)	—
Pension MTM adjustment and other related costs, net	0.2	—		1.1	(4.2)
Gain on sale of product line	—	—		0.7	—
Income and expense items related to divested businesses	(0.1)	0.8		(0.3)	1.3
Gain on curtailment of postretirement plans related to divested businesses	—	2.6		—	2.6
Loss on early extinguishment of debt	—	—		(11.1)	—
Interest expense, net	(19.4)	(25.1)	22.7%	(60.6)	(74.2)	18.3%
Provision for income taxes	(19.4)	(17.7)	(9.6)%	(62.1)	(53.1)	(16.9)%
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$41.2	$33.7	22.3%	$89.7	$96.5	(7.0)%
Diluted EPS from continuing operations	$0.58	$0.46	26.1%	$1.27	$1.32	(3.8)%
Adjusted EPS	$0.80	$0.54	48.1%	$2.15	$1.46	47.3%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	44.6%	43.5%	1.1 pts	44.8%	41.9%	2.9 pts
Materials Technologies	37.8%	39.0%	(1.2) pts	39.3%	38.4%	0.9 pts
Adjusted Gross Margin	42.8%	42.2%	0.6 pts	43.2%	40.9%	2.3 pts
Amortization of acquired inventory fair value adjustment	(1.0)%	—%	(1.0) pts	(0.4)%	—%	(0.4) pts
Pension costs in cost of goods sold	(0.2)%	(0.6)%	0.4 pts	(0.1)%	(0.9)%	0.8 pts
Total Grace	41.6%	41.6%	0.0 pts	42.7%	40.0%	2.7 pts
Adjusted EBIT:
Catalysts Technologies	$94.3	$86.4	9.1%	$260.1	$246.7	5.4%
Materials Technologies	26.4	23.6	11.9%	75.0	71.3	5.2%
Corporate, pension, and other	(18.0)	(25.5)	29.4%	(53.7)	(79.6)	32.5%
Total Grace	102.7	84.5	21.5%	281.4	238.4	18.0%
Depreciation and amortization:
Catalysts Technologies	$21.0	$17.1	22.8%	$56.5	$51.2	10.4%
Materials Technologies	5.0	5.5	(9.1)%	14.7	17.6	(16.5)%
Corporate	1.0	2.0	(50.0)%	2.6	6.0	(56.7)%
Total Grace	27.0	24.6	9.8%	73.8	74.8	(1.3)%
Adjusted EBITDA:
Catalysts Technologies	$115.3	$103.5	11.4%	$316.6	$297.9	6.3%
Materials Technologies	31.4	29.1	7.9%	89.7	88.9	0.9%
Corporate, pension, and other	(17.0)	(23.5)	27.7%	(51.1)	(73.6)	30.6%
Total Grace	129.7	109.1	18.9%	355.2	313.2	13.4%
Adjusted EBIT margin:
Catalysts Technologies	31.9%	30.3%	1.6 pts	31.2%	28.8%	2.4 pts
Materials Technologies	24.3%	20.7%	3.6 pts	23.2%	20.5%	2.7 pts
Total Grace	25.4%	21.2%	4.2 pts	24.3%	19.8%	4.5 pts
Adjusted EBITDA margin:
Catalysts Technologies	39.0%	36.3%	2.7 pts	37.9%	34.8%	3.1 pts
Materials Technologies	28.9%	25.5%	3.4 pts	27.8%	25.6%	2.2 pts
Total Grace	32.1%	27.3%	4.8 pts	30.7%	26.0%	4.7 pts

Analysis of Operations (In millions)	Four Quarters Ended
	September 30, 2016	December 31, 2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$388.8	$345.8
Invested Capital:
Trade accounts receivable	252.7	254.5
Inventories	236.1	198.8
Accounts payable	(162.2)	(157.8)
	326.6	295.5
Other current assets (excluding income taxes)	37.9	43.2
Properties and equipment, net	731.7	624.9
Goodwill	395.2	336.5
Technology and other intangible assets, net	270.3	227.5
Investment in unconsolidated affiliate	107.5	103.2
Other assets (excluding capitalized financing fees)	35.1	31.8
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(136.5)	(160.0)
Other liabilities (excluding legacy environmental matters)	(101.1)	(81.4)
Total invested capital	$1,666.7	$1,421.2
Adjusted EBIT Return On Invested Capital	23.3%	24.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $404.5 million and $1,157.8 million for the third quarter and nine months compared with $399.2 million and $1,203.4 million for the corresponding prior-year periods. Gross margin was 41.6% and 42.7% for the third quarter and nine months compared with 41.6% and 40.0% for the corresponding prior-year periods. Adjusted Gross Margin was 42.8% and 43.2% for the third quarter and nine months compared with 42.2% and 40.9% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended September 30, 2016 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2015
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	4.3%	(0.4)%	(0.2)%	3.7%
Materials Technologies	(3.6)%	(0.1)%	(0.9)%	(4.6)%
Net sales	2.0%	(0.3)%	(0.4)%	1.3%
By Region:
North America	4.8%	(0.2)%	—%	4.6%
Europe Middle East Africa	9.8%	(0.4)%	(0.7)%	8.7%
Asia Pacific	(12.9)%	(1.0)%	0.3%	(13.6)%
Latin America	(5.8)%	1.7%	(2.1)%	(6.2)%
Higher sales volumes include a favorable impact related to the polyolefin catalysts acquisition, as well as the unfavorable effect from the exit of certain product lines in Materials Technologies.
Gross margin was flat at 41.6% for the third quarter and the prior-year quarter. Adjusted Gross Margin increased 60 basis points to 42.8% for the third quarter from 42.2% for the prior-year quarter. The increase in Adjusted Gross Margin was primarily due to lower manufacturing costs.

	Nine Months Ended September 30, 2016 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2015
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(1.5)%	(0.7)%	(0.2)%	(2.4)%
Materials Technologies	(5.6)%	0.2%	(1.7)%	(7.1)%
Net sales	(2.7)%	(0.4)%	(0.7)%	(3.8)%
By Region:
North America	1.1%	(0.3)%	—%	0.8%
Europe Middle East Africa	3.1%	(0.4)%	(0.8)%	1.9%
Asia Pacific	(17.3)%	(1.3)%	(0.2)%	(18.8)%
Latin America	(2.2)%	1.5%	(3.7)%	(4.4)%
Weaker demand in Asia Pacific negatively impacted sales volumes for both businesses compared with the prior-year period. In addition, Materials Technologies sales volumes decreased due to the exit of certain product lines earlier in the year, and Catalysts Technologies sales volumes benefited from the polyolefin catalysts acquisition. Currency translation negatively impacted both reportable segments for the nine months.
Gross margin increased 270 basis points to 42.7% for the nine months from 40.0% for the prior-year period. Adjusted Gross Margin increased 230 basis points to 43.2% for the nine months from 40.9% for the prior-year period. The increases were primarily due to lower manufacturing costs, including 250 basis points related to lower raw materials costs, and improved productivity.
Grace Income From Continuing Operations

Income from continuing operations attributable to Grace was $41.2 million for the third quarter, an increase of 22.3% compared with $33.7 million for the prior-year quarter. The increase was primarily due to lower corporate costs and lower net interest expense resulting from the pay down of debt in the 2016 first quarter, partially offset by a higher provision for environmental remediation.
Income from continuing operations attributable to Grace was $89.7 million for the nine months, a decrease of 7.0% compared with $96.5 million for the prior-year period. The decrease was primarily due to a higher provision for environmental remediation, higher restructuring and repositioning expenses, a loss on early extinguishment of debt due to the accelerated amortization of capitalized financing costs associated with the pay down of $600 million of debt in the 2016 first quarter, and a higher provision for income taxes primarily due to the tax effects of the Separation, partially offset by lower corporate costs, lower net interest expense resulting from the pay down of debt in the 2016 first quarter and higher gross margin. Income in the prior-year period included a $9.0 million gain reflecting the final resolution of certain bankruptcy liabilities.

Adjusted EBIT

Adjusted EBIT was $102.7 million for the third quarter, an increase of 21.5% compared with the prior-year quarter. The increase was primarily due to increased income from our ART joint venture, higher sales volumes, improved product mix, and lower operating expenses including lower corporate costs, partially offset by unfavorable currency translation and lower pricing. The prior-year quarter, prepared on a discontinued operations basis, includes certain costs which were either assumed by GCP at the time of the Separation or eliminated through restructuring or other cost reduction actions.
Adjusted EBIT was $281.4 million for the nine months, an increase of 18.0% compared with the prior-year period. The increase was primarily due to higher Adjusted Gross Margin, lower operating expenses including lower corporate costs, and increased income from our ART joint venture, partially offset by lower sales volumes, unfavorable currency translation, and lower pricing. The prior-year period, prepared on a discontinued operations basis, includes certain costs which were either assumed by GCP at the time of the Separation or eliminated through restructuring or other cost reduction actions.
Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended September 30,
	2016				2015
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$0.58				$0.46
Costs related to Chapter 11, and legacy product and environmental, net	$13.1	$4.9	$8.2	0.12	$6.2	$1.8	$4.4	0.06
Restructuring and repositioning expenses	5.6	1.4	4.2	0.06	5.2	1.7	3.5	0.05
Amortization of acquired inventory fair value adjustment	4.1	1.5	2.6	0.04	—	—	—	—
Pension MTM adjustment and other related costs, net	(0.2)	(0.1)	(0.1)	—	—	—	—	—
Income and expense items related to divested businesses	0.1	—	0.1	—	(0.8)	(0.3)	(0.5)	(0.01)
Gain on curtailment of postretirement plans related to divested businesses	—	—	—	—	(2.6)	(0.7)	(1.9)	(0.03)
Discrete tax items, including adjustments to uncertain tax positions		(0.3)	0.3	—		(1.0)	1.0	0.01
Adjusted EPS				$0.80				$0.54

	Nine Months Ended September 30,
	2016				2015
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$1.27				$1.32
Restructuring and repositioning expenses	$28.6	$9.5	$19.1	0.27	$14.9	$4.6	$10.3	0.14
Costs (benefit) related to Chapter 11, and legacy product and environmental, net	24.2	9.0	15.2	0.21	(0.6)	(0.2)	(0.4)	(0.01)
Loss on early extinguishment of debt	11.1	4.1	7.0	0.10	—	—	—	—
Amortization of acquired inventory fair value adjustment	4.1	1.5	2.6	0.04	—	—	—	—
Third-party acquisition-related costs	2.5	0.7	1.8	0.03	—	—	—	—
Pension MTM adjustment and other related costs, net	(1.1)	(0.3)	(0.8)	(0.01)	4.2	1.7	2.5	0.03
Gain on sale of product line	(0.7)	(0.3)	(0.4)	(0.01)	—	—	—	—
Income and expense items related to divested businesses	0.3	0.1	0.2	—	(1.3)	(0.5)	(0.8)	(0.01)
Gain on curtailment of postretirement plans related to divested businesses	—	—	—	—	(2.6)	(0.7)	(1.9)	(0.03)
Discrete tax items, including adjustments to uncertain tax positions		(17.7)	17.7	0.25		(1.6)	1.6	0.02
Adjusted EPS				$2.15				$1.46
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the third quarter decreased to 23.3% on a trailing four quarters basis from 24.3% on the same basis as of December 31, 2015, primarily due to the polyolefin catalysts acquisition. The acquisition, which was completed on June 30, 2016, increased invested capital at that date, but Adjusted EBIT includes only one quarter of earnings from the acquired business. We expect Adjusted EBIT Return On Invested Capital to increase in subsequent quarters to reflect future earnings of this business.
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
Net Sales—Grace Catalysts Technologies

Sales were $295.8 million for the third quarter, an increase of 3.7% compared with the prior-year quarter. The increase was due to higher sales volumes (+4.3%), partially offset by lower pricing (-0.4%) and unfavorable currency translation (-0.2%). Sales volumes of refining catalysts declined compared with the prior-year quarter primarily due to reductions in customer trials, order timing, and the effect of reduced capacity at our Curtis Bay plant. Specialty catalysts sales volumes increased in all regions except for Asia, including a favorable impact related to the polyolefin catalysts acquisition. Sales volumes in Asia were primarily impacted by declines in China as customers reduced demand for catalysts to align with lower growth rates and operating rates.
Sales were $834.8 million for the nine months, a decrease of 2.4% compared with the prior-year period. The decrease was due to lower sales volumes (-1.5%), lower pricing (-0.7%), and unfavorable currency translation (-0.2%). Refining catalysts sales volumes declined compared with the prior-year period primarily due to reductions in customer trials, higher refinery turnarounds, and order timing. In January, we reduced 10,000 tons of our least efficient capacity at our Curtis Bay plant, which also contributed to the decline in sales volumes. Specialty catalysts sales volumes increased as growth in Europe more than offset declines in Asia. Sales volumes in Asia were primarily impacted by declines in China as customers reduced inventories to align with lower projected growth rates and decreased demand for chemical catalysts. The higher specialty catalysts sales volumes reflect a favorable impact related to the polyolefin catalysts acquisition. Unfavorable currency translation primarily affected refining catalysts.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $132.0 million for the third quarter, an increase of 6.5% compared with the prior-year quarter. Gross margin of 44.6% increased 110 basis points from 43.5% for the prior-year quarter. The increase in gross margin was primarily due to lower manufacturing costs, partially offset by the effect of the polyolefin catalysts acquisition.
Operating income was $94.3 million for the third quarter, an increase of 9.1% compared with the prior-year quarter, primarily due to improved gross margins, higher ART income, and the polyolefin catalysts acquisition, partially offset by higher operating expenses. The ART joint venture contributed $8.5 million to operating income, an increase of $4.9 million compared with the prior-year quarter. Operating margin for the third quarter was 31.9%, an increase of 160 basis points compared with the prior-year quarter.
Gross profit was $373.8 million for the nine months, an increase of 4.4% compared with the prior-year period. Gross margin of 44.8% increased 290 basis points compared with 41.9% for the prior-year period. Both gross profit and gross margin increased as lower manufacturing costs, including 300 basis points related to lower raw materials costs, and improved productivity more than offset the decrease in sales volumes.
Operating income was $260.1 million for the nine months, an increase of 5.4% compared with the prior-year period, primarily due to improved gross margins, higher ART income, and the polyolefin catalysts acquisition, partially offset by higher operating expenses. The ART joint venture contributed $18.0 million to operating income, an increase of $5.9 million compared with the prior-year period. Operating margin for the nine months was 31.2%, an increase of 240 basis points compared with the prior-year period.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $108.7 million for the third quarter, a decrease of 4.6% compared with the prior-year quarter. The decrease was due to lower sales volumes (-3.6%), unfavorable currency translation (-0.9%) and lower pricing (-0.1%). Higher sales volumes of continuing product lines were more than offset by a 6.5% impact related to the exit of certain product lines.
Sales were $323.0 million for the nine months, a decrease of 7.1% compared with the prior-year period. The decrease was due to lower sales volumes (-5.6%) and unfavorable currency translation (-1.7%), partially offset by improved pricing (+0.2%). Sales volumes declined primarily in Asia, where customers delayed orders and reduced inventory levels in the 2016 first quarter. Lower sales volumes include a 3.7% impact related to the exit of certain product lines.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $41.1 million for the third quarter, a decrease of 7.4% compared with the prior-year quarter. Gross margin of 37.8% decreased 120 basis points compared with 39.0% for the prior-year quarter. The decrease in gross margin was primarily due to lower operating rates.

Operating income was $26.4 million for the third quarter, an increase of 11.9% compared with the prior-year quarter, primarily due to lower operating expenses, partially offset by lower gross profit related to the exited product lines. Operating margin for the third quarter was 24.3%, an increase of 360 basis points compared with the prior-year quarter.
Gross profit was $126.9 million for the nine months, a decrease of 4.9% compared with the prior-year period. Gross margin of 39.3% increased 90 basis points compared with 38.4% for the prior-year period. The increase in gross margin was primarily due to lower manufacturing costs, improved productivity and improved pricing, partially offset by the exited product lines.
Operating income was $75.0 million for the nine months, an increase of 5.2% compared with the prior-year period, primarily due to lower operating expenses, lower manufacturing costs, and improved productivity, partially offset by unfavorable currency translation and lower sales volumes. Operating margin for the nine months was 23.2%, an increase of 270 basis points from the prior-year period.
Corporate Overview

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the third quarter and nine months were $14.9 million and $44.4 million, decreases of $7.4 million and $21.7 million, respectively, compared with the corresponding prior-year periods prepared on a discontinued operations basis. Certain costs included in the prior-year periods were either assumed by GCP at the time of the Separation or have been eliminated through restructuring or other cost reduction actions.
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $3.1 million and $9.3 million compared with $5.1 million and $15.4 million for the corresponding prior-year periods. The decreases were primarily due to lower service and interest costs.
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

Repositioning Expenses
Pretax repositioning expenses included in continuing operations were $3.8 million and $10.4 million for the third quarter and nine months, compared with $2.7 million and $6.1 million for the corresponding prior-year periods. These expenses primarily related to the Separation.
We have spent a significant amount of time and money related to the Separation. We exclude from Adjusted EBIT specific third party costs of advisors, attorneys and accountants that have assisted us with the Separation. We have also excluded certain internal costs that we would not have spent absent the Separation. These internal costs primarily include compensation, benefits, severance costs, and specific costs related to the Separation.
Interest and Financing Expenses
Net interest and financing expenses were $19.4 million and $60.6 million for the third quarter and nine months, decreases of 22.7% and 18.3%, respectively, compared with the corresponding prior-year periods, primarily due to voluntary prepayments related to our term loans in February and March 2016.
Income Taxes
The annualized effective tax rate on 2016 forecasted income from continuing operations is estimated to be 38.0% as of September 30, 2016, compared with 36.0% for the year ended December 31, 2015. The difference between these rates is primarily related to a charge of $12.8 million for an increase in the valuation allowance associated with Grace's state NOL carryforwards in 2016, partially offset by a benefit of $6.3 million for share-based compensation deductions related to the early adoption of ASU 2016-09 in 2016.
Also, as a result of the early adoption of ASU 2016-09, we recognized a one-time excess tax benefit in our Consolidated Balance Sheets which was not previously recognized. This increased our deferred tax assets as of January 1, 2016, by $70.4 million which is net of a $20.5 million valuation allowance.
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
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, which includes payments related to the Separation and certain true up payments made to foreign jurisdictions, were $40.1 million for the nine months, or approximately 26% of income before income taxes.
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
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2016.
Our principal uses of cash are generally capital investments and acquisitions, working capital investments, contributions to our defined benefit pension plans, and the repayment of debt. We also repurchase shares of our common stock. In January 2015, we completed the initial $500 million share repurchase program authorized by our Board of Directors following emergence from bankruptcy. The Board of Directors has authorized an additional share repurchase program of up to $500 million. Under this program, during the nine months we repurchased 737,922 shares of Company common stock for $55.1 million.
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
Cash Resources and Available Credit Facilities
At September 30, 2016, we had available liquidity of $503.0 million, consisting of $204.4 million in cash and cash equivalents ($100.1 million in the U.S.), $253.8 million available under our revolving credit facility, and $44.8 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of September 30, 2016:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$56.0	$12.6	Various through 2017
Other countries	51.4	32.2	Various through 2017
Total	$107.4	$44.8

Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2016	2015
Net cash provided by (used for) operating activities from continuing operations	$207.6	$(229.4)
Net cash used for investing activities from continuing operations	(324.6)	(88.3)
Net cash provided by financing activities from continuing operations	87.4	35.9
Effect of currency exchange rate changes on cash and cash equivalents	2.7	(3.4)
Decrease in cash and cash equivalents from continuing operations	(26.9)	(285.2)
Increase in cash and cash equivalents from discontinued operations	44.8	58.8
Net increase (decrease) in cash and cash equivalents	17.9	(226.4)
Less: cash and cash equivalents of discontinued operations	(143.4)	—
Cash and cash equivalents, beginning of period	329.9	557.5
Cash and cash equivalents, end of period	$204.4	$331.1
Net cash provided by operating activities from continuing operations for the nine months was $207.6 million, compared with a net use of cash of $229.4 million for the prior-year period. The year-over-year change in cash flow was primarily due to the 2015 first quarter payment of $490.0 million to repurchase the warrant issued at emergence, partially offset by higher cash paid for repositioning and higher net cash paid for income taxes in 2016.
Net cash used for investing activities from continuing operations for the nine months was $324.6 million, compared with $88.3 million for the prior-year period. On June 30, 2016, we completed the polyolefin catalysts acquisition for $245.1 million in cash.
Net cash provided by financing activities from continuing operations for the nine months was $87.4 million, compared with $35.9 million in the prior-year period. In 2016, we received a $750 million distribution of cash from GCP, of which $600 million was used to pay down our euro and U.S. dollar term loans in the first quarter, and we paid cash dividends of $24.1 million. In 2015, we borrowed on the $250 million delayed draw term loan facility, and had higher cash paid for repurchases of common stock.
Included in net cash provided by (used for) operating activities from continuing operations are Chapter 11 and legacy product and environmental expenses paid of $17.3 million and $502.2 million, restructuring expenses paid of $13.6 million and $4.2 million, and repositioning expenses paid of $35.4 million and $18.6 million for the nine months and prior-year period, respectively; and cash taxes related to repositioning of $2.6 million and cash paid for third-party acquisition-related costs of $1.6 million for the nine months. Included in capital expenditures are $1.8 million and $3.0 million related to repositioning for the nine months and prior-year period. These cash flows totaled $72.3 million and $528.0 million for the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2016, was $1,590.2 million. During the 2016 first quarter, we repaid $526.9 million of our U.S. dollar term loan and €67.3 million of our euro term loan.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
U.S. pay-as-you-go plans	$2.0	$1.7	$5.6	$5.2
Non-U.S. advance-funded plans	0.4	0.3	1.0	1.1
Non-U.S. pay-as-you-go plans	1.7	1.8	5.5	5.2
Total Cash Contributions	$4.1	$3.8	$12.1	$11.5
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $6.5 million to these plans during the nine months compared with $6.3 million during the prior-year period.
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2016, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended September 30, 2016:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2016 - 7/31/2016	83,490	74.97	83,490	187.5
8/1/2016 - 8/31/2016	92,600	76.00	92,600	180.6
9/1/2016 - 9/30/2016	89,432	74.90	89,432	173.4
Total	265,522	75.31	265,522
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

W. R. GRACE & CO. (Registrant)

Date: 11/3/2016	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 11/3/2016	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: 11/3/2016	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
2.1	Separation and Distribution Agreement dated as of January 27, 2016 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
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