Form 10-Q
period 2017-03-31
W R GRACE & CO
filed 2017-05-09
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $0.01 par value per share	68,360,012 shares

_______________________________________________________________________________
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
The Financial Accounting Standards Board is referred to in this Report as the "FASB." The FASB issues, among other things, Accounting Standards Codifications ("ASC") and Accounting Standards Updates ("ASU").

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2017, which included a paragraph describing a change in the manner of accounting for debt issuance costs and stock compensation in 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 9, 2017

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Net sales	$398.0	$362.8
Cost of goods sold	244.8	210.1
Gross profit	153.2	152.7
Selling, general and administrative expenses	66.5	68.0
Research and development expenses	13.2	11.7
Provision for environmental remediation, net	—	2.2
Equity in earnings of unconsolidated affiliate	(7.0)	(6.9)
Restructuring and repositioning expenses	2.3	13.6
Interest expense and related financing costs	19.5	22.0
Other (income) expense, net	(2.2)	10.7
Total costs and expenses	92.3	121.3
Income (loss) from continuing operations before income taxes	60.9	31.4
(Provision for) benefit from income taxes	(18.0)	(21.2)
Income (loss) from continuing operations	42.9	10.2
Income (loss) from discontinued operations, net of income taxes	—	(9.9)
Net income (loss)	42.9	0.3
Less: Net (income) loss attributable to noncontrolling interests	—	0.2
Net income (loss) attributable to W. R. Grace & Co. shareholders	$42.9	$0.5
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$42.9	$10.4
Income (loss) from discontinued operations, net of income taxes	—	(9.9)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$42.9	$0.5
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income (loss) from continuing operations	$0.63	$0.15
Income (loss) from discontinued operations, net of income taxes	—	(0.14)
Net income (loss)	$0.63	$0.01
Weighted average number of basic shares	68.3	70.6
Diluted earnings per share:
Income (loss) from continuing operations	$0.63	$0.15
Income (loss) from discontinued operations, net of income taxes	—	(0.14)
Net income (loss)	$0.63	$0.01
Weighted average number of diluted shares	68.5	71.1
Dividends per common share	$0.21	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net income (loss)	$42.9	$0.3
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.3)	(0.3)
Currency translation adjustments	(1.4)	(5.4)
Gain (loss) from hedging activities, net of income taxes	0.7	(3.0)
Total other comprehensive income (loss) attributable to noncontrolling interests	—	2.6
Total other comprehensive income (loss)	(1.0)	(6.1)
Comprehensive income (loss)	41.9	(5.8)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	(2.4)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$41.9	$(8.2)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$42.9	$0.3
Less: loss (income) from discontinued operations	—	9.9
Income from continuing operations	42.9	10.2
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	27.1	23.2
Equity in earnings of unconsolidated affiliate	(7.0)	(6.9)
Dividends received from unconsolidated affiliate	—	10.0
Costs related to Chapter 11, and legacy product and environmental	2.1	4.4
Cash paid for Chapter 11, and legacy product and environmental	(40.7)	(2.5)
Provision for (benefit from) income taxes	18.0	21.2
Cash paid for income taxes, net of refunds	(14.6)	(17.2)
Loss on early extinguishment of debt	—	11.1
Interest expense and related financing costs	19.5	22.0
Cash paid for interest	(4.9)	(9.5)
Defined benefit pension expense	5.0	2.9
Cash paid under defined benefit pension arrangements	(3.8)	(3.7)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	19.8	44.3
Inventories	(4.4)	(10.6)
Accounts payable	10.1	11.1
All other items, net	(33.2)	(35.7)
Net cash provided by (used for) operating activities from continuing operations	35.9	74.3
INVESTING ACTIVITIES
Capital expenditures	(31.0)	(34.4)
Other investing activities	0.1	0.3
Net cash provided by (used for) investing activities from continuing operations	(30.9)	(34.1)
FINANCING ACTIVITIES
Borrowings under credit arrangements	38.9	9.1
Repayments under credit arrangements	(41.7)	(605.1)
Cash paid for repurchases of common stock	(10.0)	(15.0)
Proceeds from exercise of stock options	6.0	3.8
Dividends paid	(14.3)	—
Distribution from GCP	—	750.0
Other financing activities	(0.3)	(2.4)
Net cash provided by (used for) financing activities from continuing operations	(21.4)	140.4
Effect of currency exchange rate changes on cash and cash equivalents	2.2	2.6
Increase (decrease) in cash and cash equivalents from continuing operations	(14.2)	183.2
Cash flows from discontinued operations
Net cash provided by (used for) operating activities	—	23.9
Net cash provided by (used for) investing activities	—	(9.5)
Net cash provided by (used for) financing activities	—	31.4
Effect of currency exchange rate changes on cash and cash equivalents	—	(1.0)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8
Net increase (decrease) in cash and cash equivalents	(14.2)	228.0
Less: cash and cash equivalents of discontinued operations	—	(143.4)
Cash and cash equivalents, beginning of period	90.6	329.9
Cash and cash equivalents, end of period	$76.4	$414.5

Supplemental disclosure of cash flow information
Net share settled stock option exercises	$1.2	$10.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$76.4	$90.6
Restricted cash and cash equivalents	10.0	10.0
Trade accounts receivable, less allowance of $2.8 (2016—$2.2)	244.5	273.9
Inventories	234.1	228.0
Other current assets	63.8	52.3
Total Current Assets	628.8	654.8
Properties and equipment, net of accumulated depreciation and amortization of $1,358.8 (2016—$1,327.5)	740.2	729.6
Goodwill	394.9	394.2
Technology and other intangible assets, net	265.6	269.1
Deferred income taxes	703.1	709.4
Investment in unconsolidated affiliate	124.9	117.6
Other assets	33.3	37.1
Total Assets	$2,890.8	$2,911.8
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$44.7	$76.5
Accounts payable	199.7	195.4
Other current liabilities	189.6	208.9
Total Current Liabilities	434.0	480.8
Debt payable after one year	1,511.0	1,507.6
Underfunded and unfunded defined benefit pension plans	430.5	424.3
Other liabilities	119.6	126.7
Total Liabilities	2,495.1	2,539.4
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 68,342,140 (2016—68,309,431)	0.7	0.7
Paid-in capital	478.7	487.3
Retained earnings	647.8	619.3
Treasury stock, at cost: shares: 9,114,487 (2016—9,147,196)	(800.5)	(804.9)
Accumulated other comprehensive income (loss)	65.4	66.4
Total W. R. Grace & Co. Shareholders' Equity	392.1	368.8
Noncontrolling interests	3.6	3.6
Total Equity	395.7	372.4
Total Liabilities and Equity	$2,890.8	$2,911.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$496.7	$436.3	$(658.4)	$(66.8)	$4.7	$212.5
Net income (loss)	—	0.5	—	—	(0.2)	0.3
Repurchase of common stock	—	—	(15.0)	—	—	(15.0)
Stock based compensation	3.6	—	—	—	—	3.6
Exercise of stock options	(4.6)	—	18.4	—	—	13.8
Tax benefit related to stock plans	—	70.4	—	—	—	70.4
Other comprehensive (loss) income	—	—	—	(8.7)	2.6	(6.1)
Distribution of GCP	—	57.3	—	135.3	(3.7)	188.9
Balance, March 31, 2016	$495.7	$564.5	$(655.0)	$59.8	$3.4	$468.4
Balance, December 31, 2016	$488.0	$619.3	$(804.9)	$66.4	$3.6	$372.4
Net income (loss)	—	42.9	—	—	—	42.9
Repurchase of common stock	—	—	(10.0)	—	—	(10.0)
RSU stock payout	(2.2)	—	—	—	—	(2.2)
Stock based compensation	2.4	—	—	—	—	2.4
Exercise of stock options	(8.8)	—	14.4	—	—	5.6
Other comprehensive (loss) income	—	—	—	(1.0)	—	(1.0)
Dividends declared	—	(14.4)	—	—	—	(14.4)
Balance, March 31, 2017	$479.4	$647.8	$(800.5)	$65.4	$3.6	$395.7

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
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2016 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2017, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2017.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•	Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 5);

•	Pension and postretirement liabilities, which depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 6);

•	Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows; and

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Recently Issued Accounting Standards    In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2016. The standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Grace will adopt the standard in the 2018 first quarter. Grace has begun its preliminary assessment and is identifying specific areas of impact on the Consolidated Financial Statements. At this time, Grace cannot reasonably estimate the effect of adoption. Grace has tentatively decided to adopt this standard under the modified retrospective approach and is still evaluating the effect on its financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Currently, as a lessee, Grace is a party to a number of leases which, under existing guidance, are classified as operating leases and not recorded on the balance sheet but are expensed as incurred. Under the new standard, many of these leases will be recorded on the Consolidated Balance Sheets. Grace will adopt the standard in 2019 and at this time cannot reasonably estimate the effect of adoption.
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
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new requirements are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements. As of March 31, 2017, and December 31, 2016, restricted cash included in the Consolidated Balance Sheets was $10.0 million.
In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805)," which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606. Public business entities are required to apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early application is permitted. Grace will evaluate the effect of the update at the time of any future acquisition or disposal.
In January 2017, the FASB issued ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350)." This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination ("Step 2"). Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. Public business entities are required to adopt the amendments in this update for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07 "Compensation—Retirement Benefits (Topic 715)." This update requires that the service cost component of net benefit cost be presented with other compensation costs arising from services rendered. The remaining net benefit cost is either presented as a line item in the statement of operations outside of a subtotal for income from operations, if presented, or disclosed separately. Only the service cost component of net benefit expense can be capitalized. Public business entities are required to adopt the amendments in this update for fiscal years beginning after December 15, 2017. Grace is currently evaluating the update's effect on the Consolidated Financial Statements and will adopt the update in the 2018 first quarter.
Recently Adopted Accounting Standards    In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the International Accounting Standards Board's ("IASB") measurement of inventory. The update requires that inventory be measured at the lower of cost or net realizable value for entities using FIFO (first-in, first-out) or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. Grace adopted this update in the first quarter of 2017, and it did not have a material effect on the Consolidated Financial Statements.
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2017, and December 31, 2016:

(In millions)	March 31, 2017	December 31, 2016
Raw materials	$55.0	$57.7
In process	31.8	33.4
Finished products	124.2	115.8
Other	23.1	21.1
	$234.1	$228.0

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	March 31, 2017	December 31, 2016
5.125% senior notes due 2021, net of unamortized debt issuance costs of $7.0 at March 31, 2017 (2016—$7.3)	$693.0	$692.7
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $5.3 at March 31, 2017 (2016—$5.7)	403.1	402.7
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.8 at March 31, 2017 (2016—$4.0)	296.2	296.0
Euro term loan, net of unamortized debt issuance costs and discounts of $1.2 at March 31, 2017 (2016—$1.3)	84.9	82.5
Debt payable to unconsolidated affiliate	40.1	39.5
Deferred payment obligation	—	30.0
Other borrowings(1)	38.4	40.7
Total debt	1,555.7	1,584.1
Less debt payable within one year	44.7	76.5
Debt payable after one year	$1,511.0	$1,507.6
Weighted average interest rates on total debt	4.6%	4.6%
___________________________________________________________________________________________________________________
(1) Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at March 31, 2017, were as follows:

(In millions)
2017	$42.9
2018	8.1
2019	7.6
2020	6.3
2021	1,185.8
Thereafter	305.0
Total debt	$1,555.7
On February 3, 2017, Grace funded the PD trust with $30.0 million in respect of the deferred payment obligation relating to ZAI PD Claims. (See Note 8.)
Grace had no outstanding draws on its $300 million revolving credit facility as of March 31, 2017; however, the available credit under that facility was reduced to $258.6 million by outstanding letters of credit. On April 3, 2017, Grace borrowed $50 million on the revolving credit facility.
During the 2016 first quarter, in connection with the Separation, GCP distributed $750 million to Grace. Grace used $600 million of those funds to repay $526.9 million of its U.S. dollar term loan and €67.3 million of its euro term loan. As a result, Grace recorded a loss on early extinguishment of debt of $11.1 million, which is included in "other (income) expense, net" in the Consolidated Statements of Operations.

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
At March 31, 2017, the carrying amounts and fair values of Grace's debt were as follows:

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$693.0	$729.4	$692.7	$721.3
U.S. dollar term loan(2)	403.1	402.5	402.7	408.2
5.625% senior notes due 2024(1)	296.2	313.2	296.0	311.5
Euro term loan(2)	84.9	85.2	82.5	82.0
Other borrowings	78.5	78.5	110.2	110.2
Total debt	$1,555.7	$1,608.8	$1,584.1	$1,633.2
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $7.0 million and $3.8 million as of March 31, 2017, and $7.3 million and $4.0 million as of December 31, 2016, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $5.3 million and $1.2 million as of March 31, 2017, and $5.7 million and $1.3 million as of December 31, 2016, related to the U.S. dollar term loan and euro term loan, respectively.

At March 31, 2017, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Currency Derivatives    Because Grace operates and/or sells to customers in over 60 countries and in 30 currencies, its results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace will use financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. The effective portion of gains and losses on these currency hedges is recorded in "accumulated other comprehensive income (loss)" and reclassified into "other (income) expense" when these derivatives mature.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016:

	Fair Value Measurements at March 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.9	$—	$3.9	$—
Total Assets	$3.9	$—	$3.9	$—
Liabilities
Interest rate derivatives	$5.0	$—	$5.0	$—
Currency derivatives	0.4	—	0.4	—
Total Liabilities	$5.4	$—	$5.4	$—

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$8.8	$—	$8.8	$—
Total Assets	$8.8	$—	$8.8	$—
Liabilities
Interest rate derivatives	$6.0	$—	$6.0	$—
Currency derivatives	0.9	—	0.9	—
Total Liabilities	$6.9	$—	$6.9	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016:

March 31, 2017 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$3.5	Other current liabilities	$0.3
Interest rate contracts	Other current assets	—	Other current liabilities	2.1
Currency contracts	Other assets	0.3	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	2.9
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	0.1
Total derivatives		$3.9		$5.4

December 31, 2016 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$4.0	Other current liabilities	$—
Interest rate contracts	Other current assets	—	Other current liabilities	2.8
Currency contracts	Other assets	4.0	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.8	Other current liabilities	0.9
Total derivatives		$8.8		$6.9
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.1	Interest expense	$(0.9)
Currency contracts	(0.1)	Other expense	—
Total derivatives	$—		$(0.9)

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended March 31, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(4.5)	Interest expense	$(1.0)
Currency contracts	(0.1)	Other expense	0.5
Total derivatives	$(4.6)		$(0.5)
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to "currency translation adjustments" within "accumulated other comprehensive income (loss)" to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2017, the notional amount of €170.0 million of Grace's cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2017, €80.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in its European subsidiaries. At March 31, 2017, €50.6 million of Grace's deferred intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries.
The following tables present the location and amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges for the three months ended March 31, 2017 and 2016. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Three Months Ended March 31, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(2.5)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(2.3)
Foreign currency denominated deferred intercompany royalties	(1.5)
$(3.8)

Three Months Ended March 31, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(1.4)

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Credit Risk    Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining industry represent the greatest exposure. Grace's credit evaluation policies mitigate credit risk exposures, and it has a history of minimal credit losses. Grace does not generally require collateral for its trade accounts receivable but may require a bank letter of credit in certain instances, particularly when selling to customers in cash-restricted countries.
Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by counterparties to its derivatives. Grace's derivative contracts are with internationally recognized commercial financial institutions.
5. Income Taxes
The effective tax rate on 2017 forecasted income from continuing operations is estimated to be 32.9% as of March 31, 2017, compared with 35.6% for the year ended December 31, 2016. The 2017 tax rate includes discrete benefits of $2.0 million and $0.5 million, respectively, for share-based compensation deductions and the resolution of a transfer pricing dispute with the U.S. and Canadian taxing authorities. The 2016 tax rate included $10.1 million in discrete charges caused by an increase in the valuation allowance, which was partially offset by a discrete benefit of $6.7 million for share-based compensation deductions.
Grace generated U.S. federal tax deductions relating to its emergence from bankruptcy in 2014. The deductions generated U.S. federal NOLs, which Grace has carried forward and expects to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. Grace also generated U.S. federal tax deductions of $30 million upon payment of the ZAI PD obligation in the 2017 first quarter. (See Note 8.)
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at March 31, 2017, of $700.2 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal	$632.8	$(17.7)	$615.1
United States—States	50.9	(11.2)	39.7
Germany	40.2	—	40.2
Other foreign	7.7	(2.5)	5.2
Total	$731.6	$(31.4)	$700.2
Grace will need to generate approximately $1,700 million of U.S. federal taxable income by 2035 (or approximately $95 million per year during the carryforward period) to fully realize the U.S. federal net deferred tax assets.
The following table summarizes expiration dates in jurisdictions where Grace has, or will have, material tax loss and credit carryforwards:

Expiration Dates
United States—Federal (NOLs)	2034 - 2035
United States—Federal (Credits)	2019 - 2027
United States—States (NOLs)	2017 - 2035
In evaluating its ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to Grace for tax reporting purposes in the related jurisdiction. In estimating future taxable income, Grace relies upon assumptions and estimates about future activities, including

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

the amount of future federal, state and international pretax operating income that Grace will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Grace records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's underfunded and unfunded pension plans:

(In millions)	March 31, 2017	December 31, 2016
Underfunded defined benefit pension plans	$(82.3)	$(83.1)
Unfunded defined benefit pension plans	(348.2)	(341.2)
Total underfunded and unfunded defined benefit pension plans	(430.5)	(424.3)
Pension liabilities included in other current liabilities	(14.5)	(14.4)
Net funded status	$(445.0)	$(438.7)
Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation ("PBO") basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31,
	2017			2016
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.3	$2.0	$—	$5.0	$2.0	$—
Interest cost	10.5	1.0	—	10.5	2.0	—
Expected return on plan assets	(14.4)	(0.2)	—	(14.6)	(1.0)	—
Amortization of prior service credit	(0.1)	—	(0.5)	(0.1)	—	(0.6)
Amortization of net deferred actuarial loss	—	—	0.1	—	—	0.2
Net periodic benefit cost (income)	0.3	2.8	(0.4)	0.8	3.0	(0.4)
Less: discontinued operations	—	—	—	(0.5)	(0.2)	—
Net periodic benefit cost (income) from continuing operations	$0.3	$2.8	$(0.4)	$0.3	$2.8	$(0.4)
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three months ended March 31, 2017 and 2016, were $2.7 million. U.S. salaried employees and certain U.S. hourly employees that are hired on or after January 1, 2017,

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

and employees in Germany that are hired on or after January 1, 2016, will participate in defined contribution plans instead of defined benefit pension plans.
7. Other Balance Sheet Accounts

(In millions)	March 31, 2017	December 31, 2016
Other Current Liabilities
Environmental contingencies	$32.0	$32.5
Accrued compensation	30.5	49.6
Accrued interest	29.5	16.2
Deferred revenue	20.4	27.2
Pension liabilities	14.5	14.4
Income taxes payable	5.6	5.7
Other accrued liabilities	57.1	63.3
	$189.6	$208.9
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	March 31, 2017	December 31, 2016
Other Liabilities
Environmental contingencies	$28.8	$33.8
Liability to unconsolidated affiliate	27.0	27.0
Asset retirement obligation	9.2	10.2
Postretirement liability	7.1	7.2
Deferred income taxes	2.9	2.8
Other noncurrent liabilities	44.6	45.7
	$119.6	$126.7
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

and $30.0 million on February 3, 2017. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
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
At March 31, 2017, Grace's estimated liability for legacy environmental response costs totaled $60.8 million, compared with $66.3 million at December 31, 2016, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace's estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
Grace's total estimated liability for response costs that are currently estimable for the Libby mine and surrounding area, and at vermiculite processing sites outside of Libby at March 31, 2017, and December 31, 2016, was $26.6 million and $31.2 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Matters
At March 31, 2017, and December 31, 2016, Grace's estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $34.2 million and $35.1 million, respectively. This liability relates to Grace's former businesses or operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

•
Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At March 31, 2017, Grace had gross financial assurances issued and outstanding of $125.1 million, composed of $39.2 million of surety bonds issued by various insurance companies and $85.9 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    In the 2017 first quarter, Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in "restructuring and repositioning expenses" in the Consolidated Statements of Operations. Costs in the 2016 first quarter primarily related to the exit of certain non-strategic product lines in the Materials Technologies reportable segment.
The following table presents restructuring expenses by reportable segment for the three months ended March 31, 2017.

	Three Months Ended March 31,
(In millions)	2017	2016
Catalysts Technologies	$0.4	$0.5
Materials Technologies	0.3	7.9
Corporate	2.1	0.1
Total restructuring expenses	$2.8	$8.5
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2017.

Restructuring Liability (In millions)	Total
Balance, December 31, 2016	$9.6
Accruals for severance and other costs	2.5
Payments	(3.8)
Balance, March 31, 2017	$8.3
Repositioning Expenses    Pretax repositioning expenses included in continuing operations for the three months ended March 31, 2017, were $(0.5) million compared with $5.1 million for the prior-year quarter. These expenses primarily related to the Separation. Substantially all of these costs have been or are expected to be settled in cash.

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Chapter 11 expenses, net	$0.9	$1.2
Currency transaction effects	0.5	0.5
Net (gain) loss on sales of investments and disposals of assets	0.4	0.5
Interest income	(0.2)	(0.2)
Loss on early extinguishment of debt	—	11.1
Other miscellaneous (income) expense	(3.8)	(2.4)
Total other (income) expense, net	$(2.2)	$10.7
See Note 3 for more information related to Grace's 2016 early extinguishment of debt.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(1.4)	—	(1.4)
Gain (loss) from hedging activities	0.9	(0.2)	0.7
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(1.0)	$—	$(1.0)

Three Months Ended March 31, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.3	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(5.4)	—	(5.4)
Gain (loss) from hedging activities	(4.7)	1.7	(3.0)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.6)	$1.9	$(8.7)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	—	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.7	0.4
Net current-period other comprehensive income (loss)	(0.3)	(1.4)	0.7	(1.0)
Ending balance	$1.9	$66.2	$(2.7)	$65.4

Three Months Ended March 31, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (loss) from Hedging Activities	Total
Beginning balance	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	(5.4)	(3.4)	(8.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.4	0.1
Net current-period other comprehensive income (loss)	(0.3)	(5.4)	(3.0)	(8.7)
Distribution of GCP	(0.2)	135.5	—	135.3
Ending balance	$2.5	$64.0	$(6.7)	$59.8
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Numerators
Income from continuing operations attributable to W. R. Grace & Co. shareholders	$42.9	$10.4
Income (loss) from discontinued operations, net of income taxes	—	(9.9)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$42.9	$0.5
Denominators
Weighted average common shares—basic calculation	68.3	70.6
Dilutive effect of employee stock options	0.2	0.5
Weighted average common shares—diluted calculation	68.5	71.1
Basic earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.63	$0.15
Income (loss) from discontinued operations, net of income taxes	—	(0.14)
Net income (loss)	$0.63	$0.01
Diluted earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.63	$0.15
Income (loss) from discontinued operations, net of income taxes	—	(0.14)
Net income (loss)	$0.63	$0.01
There were 1.4 million anti-dilutive options outstanding for the three months ended March 31, 2017, compared with 1.1 million for the prior-year quarter.
On February 5, 2015, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500 million. As of March 31, 2017, $23.9 million remained under this authorization. On February 8, 2017, the Company announced that its Board of Directors authorized a new share repurchase program of up to $250 million, expected to be completed over the next 24 to 36 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the three months ended March 31, 2017 and 2016, the Company repurchased 142,371 shares and 210,100 shares of Company common stock for $10.0 million and $15.0 million, respectively, pursuant to the terms of the share repurchase programs.
13. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace's two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies (ART), Grace's joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. ("Chevron"), is managed in this segment. (See Note 14.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications. The table below presents information related to Grace's reportable segments. Only those corporate expenses directly related to the reportable

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

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
Reportable Segment Data

	Three Months Ended March 31,
(In millions)	2017	2016
Net Sales
Catalysts Technologies	$293.8	$260.6
Materials Technologies	104.2	102.2
Total	$398.0	$362.8
Adjusted EBIT
Catalysts Technologies segment operating income	$81.2	$78.3
Materials Technologies segment operating income	24.8	20.6
Corporate costs	(16.1)	(13.2)
Certain pension costs	(3.1)	(3.1)
Total	$86.8	$82.6
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three months ended March 31, 2017 and 2016, is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2017	2016
Grace Adjusted EBIT	$86.8	$82.6
Restructuring and repositioning expenses	(2.3)	(13.6)
(Costs) benefit related to Chapter 11, and legacy product and environmental, net	(2.1)	(4.4)
Pension MTM adjustment and other related costs, net	(1.9)	0.2
Income and expense items related to divested businesses	(0.3)	(0.3)
Loss on early extinguishment of debt	—	(11.1)
Interest expense, net	(19.3)	(21.8)
Net income (loss) attributable to noncontrolling interests	—	(0.2)
Income from continuing operations before income taxes	$60.9	$31.4
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
(In millions)	2017	2016
Net Sales
United States	$103.7	$108.2
Canada and Puerto Rico	12.0	10.7
Total North America	115.7	118.9
Europe Middle East Africa	148.7	142.4
Asia Pacific	99.9	72.1
Latin America	33.7	29.4
Total	$398.0	$362.8
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace's investment in ART amounted to $124.9 million and $117.6 million as of March 31, 2017, and December 31, 2016, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $7.0 million for the three months ended March 31, 2017, compared with $6.9 million for the prior-year quarter. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available. The following summary presents ART's results of operations.

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

	Three Months Ended March 31,
(In millions)	2017	2016
Summary of Statement of Operations information:
Net sales	$97.4	$64.0
Costs and expenses applicable to net sales	78.9	48.2
Income before income taxes	14.2	13.9
Net income	14.0	13.8
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

	Three Months Ended March 31,
(In millions)	2017	2016
Grace sales of catalysts to ART	$51.4	$56.5
Charges for fixed costs, research and development, selling, general and administrative services, and depreciation to ART	10.4	6.2
The table below lists Grace balances related to ART.

(in millions)	March 31, 2017	December 31, 2016
Trade accounts receivable	$2.1	$14.9
Noncurrent asset	27.0	27.0
Accounts payable	27.9	28.7
Debt payable within one year	7.9	7.6
Debt payable after one year	32.2	31.9
Noncurrent liability	27.0	27.0
The noncurrent asset and noncurrent liability in the table above represent spending to date related to a planned residue hydroprocessing catalyst production plant in Lake Charles, Louisiana. Grace manages the design and construction of the plant, and the asset will be included in "other assets" in Grace's Consolidated Balance Sheets until construction is completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in "other liabilities" in the Consolidated Balance Sheets.
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 24, 2018. No amounts were outstanding at March 31, 2017, and December 31, 2016.
15. Discontinued Operations
As a result of the Separation and Distribution, GCP is now an independent public company and its common stock is listed under the symbol "GCP" on the New York Stock Exchange. Grace does not beneficially own any shares of GCP common stock and will not consolidate the financial results of GCP in its future financial reporting, as GCP is no longer a related party to Grace subsequent to the Separation. GCP’s historical financial results through the Distribution Date are reflected in Grace’s Consolidated Financial Statements as discontinued

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations (Continued)

operations. For a summary of the Separation and Distribution Agreement and the related Tax Sharing Agreement, see Note 21, "Discontinued Operations" to the Consolidated Financial Statements in Grace's Form 10-K for the year ended December 31, 2016. Grace has filed the full texts of the Separation and Distribution Agreement and the Tax Sharing Agreement with the SEC, which are readily available on the Internet at www.sec.gov.
GCP's historical financial results through the Distribution Date and other effects of the Separation are presented as discontinued operations as summarized below:

Three Months Ended March 31,
(In millions)	2016
Net sales	$99.6
Cost of goods sold	62.6
Gross profit	37.0
Selling, general and administrative expenses	21.6
Research and development expenses	1.7
Repositioning expenses	22.0
Interest expense and related financing costs	0.7
Other expense, net	0.9
Total costs and expenses	46.9
(Loss) Income from discontinued operations before income taxes	(9.9)
Benefit from (provision for) income taxes	0.1
(Loss) Income from discontinued operations after income taxes	(9.8)
Less: Net income attributable to noncontrolling interests	(0.1)
Net (loss) income from discontinued operations	$(9.9)
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2017, as the "first quarter," and the quarter ended March 31, 2016, as the "prior-year quarter." See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales increased 9.7% to $398.0 million.

•	Income from continuing operations attributable to Grace was $42.9 million or $0.63 per diluted share. Adjusted EPS increased 11.5% to $0.68 per diluted share.

•	Adjusted EBIT increased 5.1% to $86.8 million.

•	Adjusted EBITDA increased 7.7% to $113.9 million.
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

Global Scope
We operate our business on a global scale with approximately 72% of our annual 2016 sales and 74% of our three months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2017	2016	% Change
Net sales:
Catalysts Technologies	$293.8	$260.6	12.7%
Materials Technologies	104.2	102.2	2.0%
Total Grace net sales	$398.0	$362.8	9.7%
Net sales by region:
North America	$115.7	$118.9	(2.7)%
Europe Middle East Africa	148.7	142.4	4.4%
Asia Pacific	99.9	72.1	38.6%
Latin America	33.7	29.4	14.6%
Total net sales by region	$398.0	$362.8	9.7%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$81.2	$78.3	3.7%
Materials Technologies segment operating income	24.8	20.6	20.4%
Corporate costs	(16.1)	(13.2)	(22.0)%
Certain pension costs(B)	(3.1)	(3.1)	—%
Adjusted EBIT	86.8	82.6	5.1%
Restructuring and repositioning expenses	(2.3)	(13.6)
(Costs) benefit related to Chapter 11, and legacy product and environmental, net	(2.1)	(4.4)
Pension MTM adjustment and other related costs, net	(1.9)	0.2
Income and expense items related to divested businesses	(0.3)	(0.3)
Loss on early extinguishment of debt	—	(11.1)
Interest expense, net	(19.3)	(21.8)	11.5%
(Provision for) benefit from income taxes	(18.0)	(21.2)	15.1%
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$42.9	$10.4	NM
Diluted EPS from continuing operations	$0.63	$0.15	NM
Adjusted EPS	$0.68	$0.61	11.5%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2017	2016	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	39.2%	43.4%	(4.2) pts
Materials Technologies	39.1%	39.4%	(0.3) pts
Adjusted Gross Margin	39.2%	42.3%	(3.1) pts
Pension costs in cost of goods sold	(0.7)%	(0.2)%	(0.5) pts
Total Grace	38.5%	42.1%	(3.6) pts
Adjusted EBIT:
Catalysts Technologies	$81.2	$78.3	3.7%
Materials Technologies	24.8	20.6	20.4%
Corporate, pension, and other	(19.2)	(16.3)	(17.8)%
Total Grace	86.8	82.6	5.1%
Depreciation and amortization:
Catalysts Technologies	$21.3	$17.7	20.3%
Materials Technologies	4.7	5.0	(6.0)%
Corporate	1.1	0.5	120.0%
Total Grace	27.1	23.2	16.8%
Adjusted EBITDA:
Catalysts Technologies	$102.5	$96.0	6.8%
Materials Technologies	29.5	25.6	15.2%
Corporate, pension, and other	(18.1)	(15.8)	(14.6)%
Total Grace	113.9	105.8	7.7%
Adjusted EBIT margin:
Catalysts Technologies	27.6%	30.0%	(2.4) pts
Materials Technologies	23.8%	20.2%	3.6 pts
Total Grace	21.8%	22.8%	(1.0) pts
Adjusted EBITDA margin:
Catalysts Technologies	34.9%	36.8%	(1.9) pts
Materials Technologies	28.3%	25.0%	3.3 pts
Total Grace	28.6%	29.2%	(0.6) pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2017	December 31, 2016
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$404.5	$400.3
Invested Capital:
Trade accounts receivable	244.5	273.9
Inventories	234.1	228.0
Accounts payable	(199.7)	(195.4)
	278.9	306.5
Other current assets (excluding income taxes)	37.7	32.0
Properties and equipment, net	740.2	729.6
Goodwill	394.9	394.2
Technology and other intangible assets, net	265.6	269.1
Investment in unconsolidated affiliate	124.9	117.6
Other assets (excluding capitalized financing fees)	31.2	34.9
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(113.7)	(144.4)
Other liabilities (excluding legacy environmental matters)	(90.3)	(89.3)
Total invested capital	$1,669.4	$1,650.2
Adjusted EBIT Return On Invested Capital	24.2%	24.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $398.0 million for the first quarter compared with $362.8 million for the prior-year quarter. Gross margin was 38.5% for the first quarter compared with 42.1% for the prior-year quarter. Adjusted Gross Margin was 39.2% for the first quarter compared with 42.3% for the prior-year quarter.
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended March 31, 2017 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	13.0%	0.8%	(1.1)%	12.7%
Materials Technologies	3.6%	(0.6)%	(1.0)%	2.0%
Net sales	10.4%	0.4%	(1.1)%	9.7%
By Region:
North America	(3.9)%	1.2%	—%	(2.7)%
Europe Middle East Africa	7.6%	(0.2)%	(3.0)%	4.4%
Asia Pacific	38.8%	0.2%	(0.4)%	38.6%
Latin America	11.9%	0.7%	2.0%	14.6%
Sales for the first quarter increased 9.7% compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were primarily due to the 2016 polyolefin catalysts acquisition and organic growth in the existing business driven by higher demand in emerging regions. Sales volumes in Materials Technologies were higher in all regions except for Latin America, more than offsetting the effect of product lines exited in 2016.
Gross margin decreased 360 basis points to 38.5% for the first quarter from 42.1% for the prior-year quarter. Adjusted Gross Margin decreased 310 basis points to 39.2% for the first quarter from 42.3% for the prior-year quarter. The decreases were primarily due to higher manufacturing and logistics costs, and product and regional mix including the effect of the 2016 polyolefin catalysts acquisition.

Grace Income From Continuing Operations
Income from continuing operations attributable to Grace was $42.9 million for the first quarter compared with $10.4 million for the prior-year quarter. The increase was primarily due to the 2016 loss on early extinguishment of debt, lower restructuring and repositioning expenses, and higher segment operating income.
Adjusted EBIT
Adjusted EBIT was $86.8 million for the first quarter, an increase of 5.1% compared with the prior-year quarter. The increase was primarily due to higher sales volumes in both reportable segments, partially offset by higher manufacturing costs.

Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended March 31,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$0.63				$0.15
Restructuring and repositioning expenses	$2.3	$0.8	$1.5	0.02	$13.6	$4.8	$8.8	0.12
Costs related to Chapter 11, and legacy product and environmental, net	2.1	0.8	1.3	0.02	4.4	1.6	2.8	0.04
Pension MTM adjustment and other related costs, net	1.9	0.7	1.2	0.02	(0.2)	(0.1)	(0.1)	—
Income and expense items related to divested businesses	0.3	0.1	0.2	—	0.3	0.1	0.2	—
Loss on early extinguishment of debt	—	—	—	—	11.1	4.1	7.0	0.10
Discrete tax items, including adjustments to uncertain tax positions		0.5	(0.5)	(0.01)		(13.9)	13.9	0.20
Adjusted EPS				$0.68				$0.61
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter was 24.2% on a trailing four quarters basis compared with 24.3% on the same basis as of December 31, 2016.
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
Net Sales—Grace Catalysts Technologies
Sales were $293.8 million for the first quarter, an increase of 12.7% compared with the prior-year quarter. The increase was due to higher sales volumes (+13.0%) and improved pricing (+0.8%), partially offset by unfavorable currency translation (-1.1%). Higher sales volumes primarily related to the 2016 polyolefin catalysts acquisition and organic growth in the existing business driven by higher demand in emerging regions. Sales volumes of refining catalysts increased compared with the prior-year quarter in all regions except North America due to regional customer mix. Sales volumes of specialty catalysts, excluding the acquisition, increased primarily in Asia due to customer order timing of chemical catalysts and higher demand for polypropylene and polyethylene catalysts compared to the prior-year quarter. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $115.3 million for the first quarter, an increase of 1.9% compared with the prior-year quarter. Gross margin of 39.2% decreased 420 basis points from 43.4% for the prior-year quarter. The decrease in gross margin was primarily due to higher manufacturing and logistics costs, and product and regional mix including the effect of the 2016 polyolefin catalysts acquisition.

Operating income was $81.2 million for the first quarter, an increase of 3.7% compared with the prior-year quarter, primarily due to higher sales volumes and improved pricing, partially offset by higher manufacturing costs. The ART joint venture contributed $7.0 million to operating income, an increase of $0.1 million compared with the prior-year quarter. Operating margin for the first quarter was 27.6%, a decrease of 240 basis points compared with the prior-year quarter, primarily due to lower gross margin.
In January 2017, one of our Catalysts Technologies customers located in the Middle East experienced an explosion and fire resulting in an extended outage, which is now expected to continue through 2017. We have confirmed with our third party insurer that we have a valid claim under our business interruption insurance policy for losses incurred and lost profits as a result of the outage. The amount of insurance proceeds is affected by many factors including, but not limited to, the basis for calculating losses, loss mitigation, deductible amount and period of the outage. Our maximum reimbursement for losses from this claim is $25 million after considering any deductible amount and is not limited by time. We expect to disclose further information about insurance proceeds as additional facts become known.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $104.2 million for the first quarter, an increase of 2.0% compared with the prior-year quarter. The increase was due to higher sales volumes (+3.6%), partially offset by unfavorable currency translation (-1.0%) and lower pricing (-0.6%). Sales volumes increased in all regions except Latin America, due to higher demand, primarily in Asia, more than offsetting the effect of the exited product lines. In Asia, inventory levels normalized following reductions in the prior-year quarter.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $40.7 million for the first quarter. Gross margin was 39.1% compared with 39.4% for the prior-year quarter.
Operating income was $24.8 million for the first quarter, an increase of 20.4% compared with the prior-year quarter, primarily due to higher sales volumes, lower manufacturing costs, and lower operating expenses, partially offset by lower income related to the exited product lines. Operating margin for the first quarter was 23.8%, an increase of 360 basis points compared with the prior-year quarter, primarily due to the effect of exiting lower margin product lines and lower operating expenses.
Corporate Costs
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the first quarter were $16.1 million, an increase of $2.9 million compared with the prior-year quarter, primarily due to a favorable settlement of a claim in 2016.
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $3.1 million, flat compared with the prior-year quarter.
Interest and Financing Expenses
Net interest and financing expenses were $19.3 million for the first quarter, a decrease of 11.5% compared with the prior-year quarter, primarily due to voluntary prepayments related to our term loans in February and March 2016.

Income Taxes
The income tax provision for continuing operations at the U.S. federal corporate rate of 35% for the first quarter and the prior-year first quarter would have been $21.3 million and $11.0 million, respectively, compared with the recorded provision of $18.0 million and $21.2 million, respectively. The primary differences between the tax provision at the U.S. statutory rate and the recorded provision for income taxes are the effect of lower tax rates in foreign jurisdictions and discrete benefits of $2.5 million recognized in the 2017 first quarter for share-based compensation deductions and the resolution of a transfer pricing dispute with the U.S. and Canadian taxing authorities.
We generated U.S. federal tax deductions relating to our emergence from bankruptcy. These deductions generated U.S. federal NOL carryforwards in 2014, which we will carry forward and expect to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. We also generated U.S. federal tax deductions of $30 million upon payment of the ZAI PD obligation in the 2017 first quarter. (See Note 8.)
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash, net of refunds, which includes certain prepayments made to foreign jurisdictions, were $14.6 million for the 2017 first quarter, or approximately 24% of income before income taxes. Income taxes paid in cash, net of refunds, for the prior-year quarter, including payments related to the Separation, were $17.2 million, or approximately 55% of income before taxes.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2017.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans; the repayment of debt; and the return of cash to shareholders through repurchase of shares and dividends.
On February 5, 2015, we announced that the the Board of Directors had authorized a share repurchase program of up to $500 million. Under this program, during the first quarter we repurchased 142,371 shares of Company common stock for $10.0 million. As of March 31, 2017, $23.9 million remained under this authorization. On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million.
In the 2016 second quarter, we began to pay a quarterly cash dividend, at an annual rate of $0.68 per share of Company common stock. On February 8, 2017, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.84 per share of Company common stock, which became effective in the first quarter. We paid cash dividends of $14.3 million during the first quarter.
We believe that the cash we expect to generate during 2017 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and meet our debt and pension obligations.
Cash Resources and Available Credit Facilities
At March 31, 2017, we had available liquidity of $371.9 million, consisting of $76.4 million in cash and cash equivalents ($18.2 million in the U.S.), $258.6 million available under our revolving credit facility, and $36.9 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit. On April 3, 2017, Grace borrowed $50 million on the revolving credit facility.
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

The following table summarizes our non-U.S. credit facilities as of March 31, 2017:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$53.8	$10.9	12/31/2017
Other countries	51.3	26.0	Various through 2020
Total	$105.1	$36.9
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash provided by (used for) operating activities from continuing operations	$35.9	$74.3
Net cash provided by (used for) investing activities from continuing operations	(30.9)	(34.1)
Net cash provided by (used for) financing activities from continuing operations	(21.4)	140.4
Effect of currency exchange rate changes on cash and cash equivalents	2.2	2.6
Increase (decrease) in cash and cash equivalents from continuing operations	(14.2)	183.2
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8
Net increase (decrease) in cash and cash equivalents	(14.2)	228.0
Less: cash and cash equivalents of discontinued operations	—	(143.4)
Cash and cash equivalents, beginning of period	90.6	329.9
Cash and cash equivalents, end of period	$76.4	$414.5
Net cash provided by operating activities from continuing operations for the first quarter was $35.9 million, compared with $74.3 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to the first quarter payment of $30.0 million to fund the PD Trust and higher environmental payments compared with the prior-year quarter.
Net cash used for investing activities from continuing operations for the first quarter was $30.9 million, compared with $34.1 million for the prior-year quarter.
Net cash used for financing activities from continuing operations for the first quarter was $21.4 million, compared with net cash provided of $140.4 million in the prior-year quarter. In 2016, we received a $750 million distribution of cash from GCP, of which $600 million was used to pay down our euro and U.S. dollar term loans in the first quarter. In 2017, we paid cash dividends of $14.3 million.
Included in net cash provided by (used for) operating activities from continuing operations are Chapter 11 and legacy product and environmental expenses paid of $40.7 million and $2.5 million, restructuring expenses paid of $3.8 million and $4.5 million, and repositioning expenses paid of $0.6 million and $29.0 million for the first quarter and prior-year quarter, respectively; and cash taxes related to repositioning of $2.6 million for the prior-year quarter. Included in capital expenditures are $0.3 million related to repositioning for the prior-year quarter. These cash flows totaled $45.1 million and $38.9 million for the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2017, was $1,555.7 million.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2017	2016
U.S. pay-as-you-go plans	$1.9	$1.8
Non-U.S. advance-funded plans	0.3	0.2
Non-U.S. pay-as-you-go plans	1.6	1.7
Total Cash Contributions	$3.8	$3.7
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $1.9 million to these plans during the first quarter and the prior-year quarter.
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
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2016, for a discussion of our critical accounting estimates, incorporated by reference into Item 7 thereof.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of Grace's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; Grace's legal and environmental proceedings and insurance recoveries; uncertainties related to Grace's ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; costs of compliance with environmental regulation, and those additional factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates made. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2016, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2017, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8 to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 5, 2015, we announced that our Board of Directors had authorized a share repurchase program of up to $500 million. On February 8, 2017, we announced that the Board of Directors authorized an additional share repurchase program of up to $250 million. Repurchases under the programs may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended March 31, 2017:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)(1)
1/1/2017 - 1/31/2017	35,700	69.37	35,700	31.4
2/1/2017 - 2/28/2017	40,691	70.97	40,691	28.5
3/1/2017 - 3/31/2017	65,980	70.25	65,980	23.9
Total	142,371	70.24	142,371
___________________________________________________________________________________________________________________

(1)
Approximate dollar value remaining relates only to the currently active share repurchase program. Once that program is complete, Grace expects to begin repurchasing shares under the additional $250 million authorization.

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

W. R. GRACE & CO. (Registrant)

Date: 5/9/2017	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 5/9/2017	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: 5/9/2017	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
2.1	Separation and Distribution Agreement dated as of January 27, 2016 by and among W. R. Grace & Co., W. R. Grace & Co.-Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/27/16) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.