Form 10-Q
period 2017-06-30
W R GRACE & CO
filed 2017-07-28
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13953
W. R. GRACE & CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0773649 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2017
Common Stock, $0.01 par value per share	68,226,961 shares

_______________________________________________________________________________
GRACE®, the GRACE® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this Report are trademarks, service marks, or trade names of operating units of W. R. Grace & Co. or its subsidiaries and/or affiliates. Unless otherwise indicated, in this Report the terms "Grace," "we," "us," or "our" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates, and the term "the Company" means W. R. Grace & Co. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report.
The Financial Accounting Standards Board is referred to in this Report as the "FASB." The FASB issues, among other things, Accounting Standards Codifications ("ASC") and Accounting Standards Updates ("ASU").

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2017, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the consolidated statements of cash flows and equity for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2017, which included a paragraph describing a change in the manner of accounting for debt issuance costs and stock compensation in 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
July 28, 2017

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net sales	$429.5	$390.5	$827.5	$753.3
Cost of goods sold	260.2	217.3	505.0	427.4
Gross profit	169.3	173.2	322.5	325.9
Selling, general and administrative expenses	70.3	66.4	136.8	134.4
Research and development expenses	12.9	12.4	26.1	24.1
Provision for environmental remediation, net	13.2	5.3	13.2	7.5
Equity in earnings of unconsolidated affiliate	(6.1)	(2.6)	(13.1)	(9.5)
Restructuring and repositioning expenses	5.4	9.4	7.7	23.0
Interest expense and related financing costs	20.1	19.8	39.6	41.8
Other (income) expense, net	(9.6)	3.1	(11.8)	13.8
Total costs and expenses	106.2	113.8	198.5	235.1
Income (loss) from continuing operations before income taxes	63.1	59.4	124.0	90.8
(Provision for) benefit from income taxes	(19.6)	(21.5)	(37.6)	(42.7)
Income (loss) from continuing operations	43.5	37.9	86.4	48.1
Income (loss) from discontinued operations, net of income taxes	—	0.6	—	(9.3)
Net income (loss)	43.5	38.5	86.4	38.8
Less: Net (income) loss attributable to noncontrolling interests	0.4	0.2	0.4	0.4
Net income (loss) attributable to W. R. Grace & Co. shareholders	$43.9	$38.7	$86.8	$39.2
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$43.9	$38.1	$86.8	$48.5
Income (loss) from discontinued operations, net of income taxes	—	0.6	—	(9.3)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$43.9	$38.7	$86.8	$39.2
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income (loss) from continuing operations	$0.64	$0.54	$1.27	$0.69
Income (loss) from discontinued operations, net of income taxes	—	0.01	—	(0.13)
Net income (loss)	$0.64	$0.55	$1.27	$0.56
Weighted average number of basic shares	68.3	70.5	68.3	70.5
Diluted earnings per share:
Income (loss) from continuing operations	$0.64	$0.54	$1.27	$0.68
Income (loss) from discontinued operations, net of income taxes	—	0.01	—	(0.13)
Net income (loss)	$0.64	$0.55	$1.27	$0.55
Weighted average number of diluted shares	68.4	70.9	68.5	71.0
Dividends per common share	$0.21	$0.17	$0.42	$0.17

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income (loss)	$43.5	$38.5	$86.4	$38.8
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.4)	(0.4)	(0.7)	(0.7)
Currency translation adjustments	(8.3)	1.3	(9.7)	(4.1)
Gain (loss) from hedging activities, net of income taxes	(0.2)	(0.3)	0.5	(3.3)
Total other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	2.6
Total other comprehensive income (loss)	(8.9)	0.6	(9.9)	(5.5)
Comprehensive income (loss)	34.6	39.1	76.5	33.3
Less: comprehensive (income) loss attributable to noncontrolling interests	0.4	0.2	0.4	(2.2)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$35.0	$39.3	$76.9	$31.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$86.4	$38.8
Less: loss (income) from discontinued operations	—	9.3
Income from continuing operations	86.4	48.1
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	54.2	46.8
Equity in earnings of unconsolidated affiliate	(13.1)	(9.5)
Dividends received from unconsolidated affiliate	—	16.8
Costs related to legacy product, environmental and other claims	17.0	11.1
Cash paid for legacy product, environmental and other claims	(44.2)	(6.0)
Provision for (benefit from) income taxes	37.6	42.7
Cash paid for income taxes	(31.3)	(26.8)
Income tax refunds received	29.7	2.3
Loss on early extinguishment of debt	—	11.1
Interest expense and related financing costs	39.6	41.8
Cash paid for interest	(34.3)	(40.6)
Defined benefit pension expense	8.2	5.3
Cash paid under defined benefit pension arrangements	(7.8)	(8.0)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	4.3	37.2
Inventories	(3.9)	(7.7)
Accounts payable	7.4	7.0
All other items, net	(9.3)	(34.8)
Net cash provided by (used for) operating activities from continuing operations	140.5	136.8
INVESTING ACTIVITIES
Capital expenditures	(59.1)	(57.3)
Business acquired	—	(245.1)
Proceeds from sale of product lines	0.6	11.3
Other investing activities	(1.1)	(0.6)
Net cash provided by (used for) investing activities from continuing operations	(59.6)	(291.7)
FINANCING ACTIVITIES
Borrowings under credit arrangements	98.8	16.0
Repayments under credit arrangements	(61.5)	(609.4)
Cash paid for repurchases of common stock	(30.0)	(35.1)
Proceeds from exercise of stock options	12.2	9.2
Dividends paid	(28.7)	(12.0)
Distribution from GCP	—	750.0
Other financing activities	(4.0)	(2.7)
Net cash provided by (used for) financing activities from continuing operations	(13.2)	116.0
Effect of currency exchange rate changes on cash and cash equivalents	3.5	1.9
Increase (decrease) in cash and cash equivalents from continuing operations	71.2	(37.0)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities	—	23.9
Net cash provided by (used for) investing activities	—	(9.5)
Net cash provided by (used for) financing activities	—	31.4
Effect of currency exchange rate changes on cash and cash equivalents	—	(1.0)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8
Net increase (decrease) in cash and cash equivalents	71.2	7.8
Less: cash and cash equivalents of discontinued operations	—	(143.4)
Cash and cash equivalents, beginning of period	90.6	329.9
Cash and cash equivalents, end of period	$161.8	$194.3

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$17.8	$19.7
Net share settled stock option exercises	1.2	$10.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$161.8	$90.6
Restricted cash and cash equivalents	10.8	10.0
Trade accounts receivable, less allowance of $2.4 (2016—$2.2)	265.0	273.9
Inventories	236.5	228.0
Other current assets	41.4	52.3
Total Current Assets	715.5	654.8
Properties and equipment, net of accumulated depreciation and amortization of $1,397.6 (2016—$1,327.5)	749.7	729.6
Goodwill	397.5	394.2
Technology and other intangible assets, net	261.9	269.1
Deferred income taxes	700.3	709.4
Investment in unconsolidated affiliate	131.9	117.6
Other assets	33.1	37.1
Total Assets	$2,989.9	$2,911.8
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$86.5	$76.5
Accounts payable	199.9	195.4
Other current liabilities	183.6	208.9
Total Current Liabilities	470.0	480.8
Debt payable after one year	1,516.5	1,507.6
Underfunded and unfunded defined benefit pension plans	444.2	424.3
Other liabilities	153.6	126.7
Total Liabilities	2,584.3	2,539.4
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 68,226,070 (2016—68,309,431)	0.7	0.7
Paid-in capital	474.0	487.3
Retained earnings	677.3	619.3
Treasury stock, at cost: shares: 9,230,557 (2016—9,147,196)	(806.1)	(804.9)
Accumulated other comprehensive income (loss)	56.5	66.4
Total W. R. Grace & Co. Shareholders' Equity	402.4	368.8
Noncontrolling interests	3.2	3.6
Total Equity	405.6	372.4
Total Liabilities and Equity	$2,989.9	$2,911.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$496.7	$436.3	$(658.4)	$(66.8)	$4.7	$212.5
Net income (loss)	—	39.2	—	—	(0.4)	38.8
Repurchase of common stock	—	—	(35.1)	—	—	(35.1)
Stock based compensation	6.5	—	—	—	—	6.5
Exercise of stock options	(10.5)	—	29.8	—	—	19.3
Tax benefit related to stock plans	—	72.3	—	—	—	72.3
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive (loss) income	—	—	—	(8.1)	2.6	(5.5)
Cash dividends declared	—	(12.0)	—	—	—	(12.0)
Distribution of GCP	—	59.9	—	135.3	(3.7)	191.5
Balance, June 30, 2016	$493.4	$595.7	$(663.7)	$60.4	$3.2	$489.0
Balance, December 31, 2016	$488.0	$619.3	$(804.9)	$66.4	$3.6	$372.4
Net income (loss)	—	86.8	—	—	(0.4)	86.4
Repurchase of common stock	—	—	(30.0)	—	—	(30.0)
Payments to taxing authorities in consideration of employee tax obligations relative to stock-based compensation arrangements	(2.4)	—	—	—	—	(2.4)
Stock based compensation	5.4	—	—	—	—	5.4
Exercise of stock options	(17.0)	—	28.8	—	—	11.8
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive (loss) income	—	—	—	(9.9)	—	(9.9)
Dividends declared	—	(28.8)	—	—	—	(28.8)
Balance, June 30, 2017	$474.7	$677.3	$(806.1)	$56.5	$3.2	$405.6

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
The results of operations for the six-month interim period ended June 30, 2017, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2017.
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
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new requirements are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements. As of June 30, 2017, and December 31, 2016, restricted cash included in the Consolidated Balance Sheets was $10.8 million and $10.0 million, respectively.
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
In May 2017, the FASB issued ASU 2017-09 "Compensation—Stock Compensation (Topic 718)." This update clarifies the existing definition of the term "modification," which is currently defined as "a change in any of the terms or conditions of a share-based payment award." The update requires entities to account for modifications of share-based payment awards unless the (1) fair value, (2) vesting conditions and (3) classification as an equity instrument or a liability instrument of the modified award are the same as of the original award before modification. Public business entities are required to adopt the amendments in this update for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. Grace does not currently have any modifications of share-based awards and will adopt the update when it becomes effective.
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
In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments." This update is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It addresses eight specific issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Grace adopted this update in the 2017 second quarter, and it did not have a material effect on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2017, and December 31, 2016:

(In millions)	June 30, 2017	December 31, 2016
Raw materials	$55.3	$57.7
In process	36.0	33.4
Finished products	123.1	115.8
Other	22.1	21.1
	$236.5	$228.0
3. Debt
Components of Debt

(In millions)	June 30, 2017	December 31, 2016
5.125% senior notes due 2021, net of unamortized debt issuance costs of $6.6 at June 30, 2017 (2016—$7.3)	$693.4	$692.7
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $5.1 at June 30, 2017 (2016—$5.7)	403.3	402.7
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.7 at June 30, 2017 (2016—$4.0)	296.3	296.0
Euro term loan, net of unamortized debt issuance costs and discounts of $1.1 at June 30, 2017 (2016—$1.3)	89.9	82.5
Revolving credit facility	40.0	—
Debt payable to unconsolidated affiliate	40.0	39.5
Deferred payment obligation	—	30.0
Other borrowings(1)	40.1	40.7
Total debt	1,603.0	1,584.1
Less debt payable within one year	86.5	76.5
Debt payable after one year	$1,516.5	$1,507.6
Weighted average interest rates on total debt	4.6%	4.6%
___________________________________________________________________________________________________________________
(1) Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at June 30, 2017, were as follows:

(In millions)
2017	$82.4
2018	8.4
2019	7.8
2020	6.6
2021	1,191.7
Thereafter	306.1
Total debt	$1,603.0

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

On February 3, 2017, Grace funded the PD trust with $30.0 million in respect of the deferred payment obligation relating to ZAI PD Claims. (See Note 8.)
As of June 30, 2017, the available credit under the $300 million revolving credit facility was reduced to $222.3 million by a $40.0 million outstanding draw and by outstanding letters of credit.
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
At June 30, 2017, the carrying amounts and fair values of Grace's debt were as follows:

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$693.4	$745.4	$692.7	$721.3
U.S. dollar term loan(2)	403.3	402.8	402.7	408.2
5.625% senior notes due 2024(1)	296.3	318.5	296.0	311.5
Euro term loan(2)	89.9	89.9	82.5	82.0
Other borrowings	120.1	120.1	110.2	110.2
Total debt	$1,603.0	$1,676.7	$1,584.1	$1,633.2
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $6.6 million and $3.7 million as of June 30, 2017, and $7.3 million and $4.0 million as of December 31, 2016, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $5.1 million and $1.1 million as of June 30, 2017, and $5.7 million and $1.3 million as of December 31, 2016, related to the U.S. dollar term loan and euro term loan, respectively.

At June 30, 2017, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Currency Derivatives    Because Grace operates and/or sells to customers in over 60 countries and in 30 currencies, its results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace will use financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Forward contracts with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted repayments of intercompany loans. The effective portion of gains and losses on these currency hedges is recorded in "accumulated other comprehensive income (loss)" and reclassified into "other (income) expense" when these derivatives mature.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016:

	Fair Value Measurements at June 30, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.6	$—	$3.6	$—
Total Assets	$3.6	$—	$3.6	$—
Liabilities
Interest rate derivatives	$5.1	$—	$5.1	$—
Currency derivatives	11.6	—	11.6	—
Total Liabilities	$16.7	$—	$16.7	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$8.8	$—	$8.8	$—
Total Assets	$8.8	$—	$8.8	$—
Liabilities
Interest rate derivatives	$6.0	$—	$6.0	$—
Currency derivatives	0.9	—	0.9	—
Total Liabilities	$6.9	$—	$6.9	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016:

June 30, 2017 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$3.0	Other current liabilities	$0.4
Interest rate contracts	Other current assets	—	Other current liabilities	1.9
Currency contracts	Other assets	—	Other liabilities	10.5
Interest rate contracts	Other assets	—	Other liabilities	3.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.6	Other current liabilities	0.7
Total derivatives		$3.6		$16.7

December 31, 2016 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$4.0	Other current liabilities	$—
Interest rate contracts	Other current assets	—	Other current liabilities	2.8
Currency contracts	Other assets	4.0	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.8	Other current liabilities	0.9
Total derivatives		$8.8		$6.9

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.1)	Interest expense	$(0.8)
Currency contracts	—	Other expense	(0.1)
Total derivatives	$(1.1)		$(0.9)

Six Months Ended June 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.0)	Interest expense	$(1.7)
Currency contracts	(0.1)	Other expense	(0.1)
Total derivatives	$(1.1)		$(1.8)

Three Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.9)	Interest expense	$(1.1)
Currency contracts	0.2	Other expense	(0.1)
Total derivatives	$(1.7)		$(1.2)

Six Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(6.4)	Interest expense	$(2.1)
Currency contracts	0.1	Other expense	0.4
Total derivatives	$(6.3)		$(1.7)
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to "currency translation adjustments" within "accumulated other comprehensive income (loss)" to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2017, the notional amount of €170.0 million of Grace's cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Grace also uses foreign currency denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2017, €80.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in its European subsidiaries. At June 30, 2017, €45.0 million of Grace's deferred intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries.
The following tables present the location and amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges for the three and six months ended June 30, 2017 and 2016. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Three Months Ended June 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(6.1)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(4.9)
Foreign currency denominated deferred intercompany royalties	(2.9)
$(7.8)

Six Months Ended June 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(8.6)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(7.2)
Foreign currency denominated deferred intercompany royalties	(4.4)
$(11.6)

Three Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$0.1
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$0.9

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Six Months Ended June 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$0.1
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(0.5)
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
5. Income Taxes
The effective tax rate is 32.1% as of June 30, 2017, compared with 35.6% for the year ended December 31, 2016. The 2017 tax rate includes a discrete benefit of $3.0 million for share-based compensation deductions offset by a charge of $1.1 million for a tax law change in Tennessee. The 2016 tax rate included $10.1 million in discrete charges caused by an increase in the valuation allowance on deferred tax assets, partially offset by a discrete benefit of $6.7 million for share-based compensation deductions.
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
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at June 30, 2017, of $697.3 million:

	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal	$627.1	$(17.7)	$609.4
United States—States	50.9	(11.2)	39.7
Germany	42.7	—	42.7
Other foreign	8.0	(2.5)	5.5
Total	$728.7	$(31.4)	$697.3
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
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's underfunded and unfunded pension plans:

(In millions)	June 30, 2017	December 31, 2016
Underfunded defined benefit pension plans	$(81.5)	$(83.1)
Unfunded defined benefit pension plans	(362.7)	(341.2)
Total underfunded and unfunded defined benefit pension plans	(444.2)	(424.3)
Pension liabilities included in other current liabilities	(15.0)	(14.4)
Net funded status	$(459.2)	$(438.7)
Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation ("PBO") basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30,
	2017			2016
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.3	$2.0	$—	$4.4	$1.7	$—
Interest cost	10.5	1.1	—	10.2	1.3	—
Expected return on plan assets	(14.4)	(0.2)	—	(14.2)	(0.3)	—
Amortization of prior service credit	(0.1)	—	(0.5)	—	—	(0.6)
Amortization of net deferred actuarial loss	—	—	0.1	—	—	0.1
Curtailment gain	—	—	—	—	(0.7)	—
Net periodic benefit cost (income) from continuing operations	$0.3	$2.9	$(0.4)	$0.4	$2.0	$(0.5)

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Six Months Ended June 30,
	2017			2016
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$8.6	$4.0	$—	$9.4	$3.7	$—
Interest cost	21.0	2.1	—	20.7	3.3	—
Expected return on plan assets	(28.8)	(0.4)	—	(28.8)	(1.3)	—
Amortization of prior service credit	(0.2)	—	(1.0)	(0.1)	—	(1.2)
Amortization of net deferred actuarial loss	—	—	0.2	—	—	0.3
Curtailment gain	—	—	—	—	(0.7)	—
Net periodic benefit cost (income)	0.6	5.7	(0.8)	1.2	5.0	(0.9)
Less: discontinued operations	—	—	—	(0.5)	(0.2)	—
Net periodic benefit cost (income) from continuing operations	$0.6	$5.7	$(0.8)	$0.7	$4.8	$(0.9)
Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial recommendations.
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and six months ended June 30, 2017, were $3.0 million and $5.7 million compared with $2.7 million and $5.4 million for the corresponding prior-year periods. U.S. salaried employees and certain U.S. hourly employees that are hired on or after January 1, 2017, and employees in Germany that are hired on or after January 1, 2016, will participate in defined contribution plans instead of defined benefit pension plans.
7. Other Balance Sheet Accounts

(In millions)	June 30, 2017	December 31, 2016
Other Current Liabilities
Accrued compensation	$39.0	$49.6
Environmental contingencies	26.8	32.5
Deferred revenue	21.2	27.2
Accrued interest	17.0	16.2
Pension liabilities	15.0	14.4
Income taxes payable	8.5	5.7
Other accrued liabilities	56.1	63.3
	$183.6	$208.9
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	June 30, 2017	December 31, 2016
Other Liabilities
Environmental contingencies	$41.5	$33.8
Liability to unconsolidated affiliate	27.4	27.0
Asset retirement obligation	8.7	10.2
Postemployment liability	7.0	7.2
Deferred revenue	9.4	2.3
Other noncurrent liabilities	59.6	46.2
	$153.6	$126.7
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date and $30.0 million on February 3, 2017. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
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
At June 30, 2017, Grace's estimated liability for legacy environmental response costs totaled $68.3 million, compared with $66.3 million at December 31, 2016, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace's estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos.
Grace is engaged with the U.S. Environmental Protection Agency (the "EPA") and other federal, state and local governmental agencies in a remedial investigation and feasibility study ("RI/FS") of the Libby mine and the surrounding area. In its 2017 Annual Project Update for the Libby Asbestos Superfund Site, the EPA announced a narrowing of its focus from the former "OU3 Study Area" to a smaller Operable Unit 3 or "OU3." Within this revised area, the RI/FS will determine the specific areas requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. Grace expects the RI/FS and a record of decision to be completed by the end of 2019. When meaningful new information becomes available, Grace will reevaluate estimated liability for the costs for remediation of the mine and surrounding area and adjust its reserves accordingly.
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
Grace accrued $4.3 million in the three months ended June 30, 2017 for future costs related to vermiculite-related matters, which reflects provision for an agreed upon remedy at a former vermiculite processing site. Grace's total estimated liability for response costs that are currently estimable for the Libby mine and surrounding area, and at vermiculite processing sites outside of Libby at June 30, 2017, and December 31, 2016, was $26.8

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

million and $31.2 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Matters
Grace accrued $8.9 million in the three months ended June 30, 2017 for future costs related to non-vermiculite-related matters, $7.2 million of which was to increase the liability for remediation at a former manufacturing site to maintain ten years of operation and maintenance expenses. At June 30, 2017, and December 31, 2016, Grace's estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $41.5 million and $35.1 million, respectively. This liability relates to Grace's former businesses or operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At June 30, 2017, Grace had gross financial assurances issued and outstanding of $122.9 million, composed of $39.5 million of surety bonds issued by various insurance companies and $83.4 million of standby letters of credit and other financial assurances issued by various banks.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses

Restructuring Expenses    In the 2017 second quarter, Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in "restructuring and repositioning expenses" in the Consolidated Statements of Operations. Costs in the 2016 first and second quarters primarily related to the exit of certain non-strategic product lines in the Materials Technologies reportable segment.
The following table presents restructuring expenses by reportable segment for the three and six months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Catalysts Technologies	$—	$0.6	$0.4	$1.1
Materials Technologies	0.1	7.3	0.3	15.2
Corporate	1.9	—	4.1	0.1
Total restructuring expenses	$2.0	$7.9	$4.8	$16.4
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2017.

Restructuring Liability (In millions)	Total
Balance, December 31, 2016	$9.6
Accruals for severance and other costs	4.4
Payments	(7.2)
Currency translation adjustments and other	0.1
Balance, June 30, 2017	$6.9
Repositioning Expenses    Pretax repositioning expenses included in continuing operations for the three and six months ended June 30, 2017, were $3.3 million and $2.8 million compared with $1.5 million and $6.6 million for the corresponding prior-year periods. The expenses incurred in 2017 primarily relate to the Separation and third party consulting costs related to productivity initiatives. Substantially all of these costs have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Business interruption insurance recovery	$(10.6)	$—	$(13.1)	$—
Currency transaction effects	1.5	(0.2)	2.0	0.3
Chapter 11 expenses, net	0.6	0.8	1.5	2.0
Interest income	(0.6)	(0.4)	(0.8)	(0.6)
Net (gain) loss on sales of investments and disposals of assets	0.4	(0.3)	0.8	0.2
Loss on early extinguishment of debt	—	—	—	11.1
Third-party acquisition-related costs	—	2.5	—	2.5
Other miscellaneous (income) expense	(0.9)	0.7	(2.2)	(1.7)
Total other (income) expense, net	$(9.6)	$3.1	$(11.8)	$13.8

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net (Continued)

In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. Grace has confirmed with its third party insurer that it has a valid claim under its business interruption insurance policy for lost profits as a result of the outage. The policy has a $25 million limit. Given the length of the outage, Grace expects to receive the full value of the policy by the end of 2017. Grace has received $10.4 million in payments from the insurer through June 30, 2017.
See Note 3 for more information related to Grace's 2016 early extinguishment of debt.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.5)	0.1	(0.4)
Currency translation adjustments	(8.3)	—	(8.3)
Gain (loss) from hedging activities	(0.2)	—	(0.2)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(9.0)	$0.1	$(8.9)

Six Months Ended June 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.2)	$0.4	$(0.8)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(1.0)	0.3	(0.7)
Currency translation adjustments	(9.7)	—	(9.7)
Gain (loss) from hedging activities	0.7	(0.2)	0.5
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.0)	$0.1	$(9.9)

Three Months Ended June 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.5)	0.1	(0.4)
Currency translation adjustments	1.3	—	1.3
Gain (loss) from hedging activities	(0.4)	0.1	(0.3)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$0.4	$0.2	$0.6

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.3)	$0.5	$(0.8)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.2)	0.1
Benefit plans, net	(1.0)	0.3	(0.7)
Currency translation adjustments	(4.1)	—	(4.1)
Gain (loss) from hedging activities	(5.1)	1.8	(3.3)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.2)	$2.1	$(8.1)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	—	(9.7)	(0.7)	(10.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	1.2	0.5
Net current-period other comprehensive income (loss)	(0.7)	(9.7)	0.5	(9.9)
Ending balance	$1.5	$57.9	$(2.9)	$56.5

Six Months Ended June 30, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	(4.1)	(4.4)	(8.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	1.1	0.4
Net current-period other comprehensive income (loss)	(0.7)	(4.1)	(3.3)	(8.1)
Distribution of GCP	(0.2)	135.5	—	135.3
Ending balance	$2.1	$65.3	$(7.0)	$60.4
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Numerators
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$43.9	$38.1	$86.8	$48.5
Income (loss) from discontinued operations, net of income taxes	—	0.6	—	(9.3)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$43.9	$38.7	$86.8	$39.2
Denominators
Weighted average common shares—basic calculation	68.3	70.5	68.3	70.5
Dilutive effect of employee stock options	0.1	0.4	0.2	0.5
Weighted average common shares—diluted calculation	68.4	70.9	68.5	71.0
Basic earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.64	$0.54	$1.27	$0.69
Income (loss) from discontinued operations, net of income taxes	—	0.01	—	(0.13)
Net income (loss)	$0.64	$0.55	$1.27	$0.56
Diluted earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.64	$0.54	$1.27	$0.68
Income (loss) from discontinued operations, net of income taxes	—	0.01	—	(0.13)
Net income (loss)	$0.64	$0.55	$1.27	$0.55
There were 1.6 million and 1.5 million anti-dilutive options outstanding for the three and six months ended June 30, 2017, compared with 1.0 million and 1.2 million for the corresponding prior-year periods.
On February 5, 2015, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500 million. During the six months ended June 30, 2017 and 2016, the Company repurchased 425,673 shares and 472,400 shares of Company common stock for $30.0 million and $35.1 million, respectively, pursuant to the terms of the share repurchase program. As of June 30, 2017, $3.9 million remained under this authorization. On February 8, 2017, the Company announced that its Board of Directors authorized a new share repurchase program of up to $250 million, expected to be completed over the next 24 to 36 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions.
13. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace's two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies (ART), Grace's joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. ("Chevron"), is managed in this segment. (See Note 14.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

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
Grace defines Adjusted EBIT to be income from continuing operations attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.
Reportable Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Sales
Catalysts Technologies	$320.5	$278.4	$614.3	$539.0
Materials Technologies	109.0	112.1	213.2	214.3
Total	$429.5	$390.5	$827.5	$753.3
Adjusted EBIT
Catalysts Technologies segment operating income	$101.3	$87.5	$182.5	$165.8
Materials Technologies segment operating income	24.2	28.0	49.0	48.6
Corporate costs	(18.3)	(16.3)	(34.4)	(29.5)
Certain pension costs	(3.2)	(3.1)	(6.3)	(6.2)
Total	$104.0	$96.1	$190.8	$178.7
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and six months ended June 30, 2017 and 2016, is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Grace Adjusted EBIT	$104.0	$96.1	$190.8	$178.7
(Costs) benefit related to legacy product, environmental and other claims	(14.9)	(6.7)	(17.0)	(11.1)
Restructuring and repositioning expenses	(5.4)	(9.4)	(7.7)	(23.0)
Pension MTM adjustment and other related costs, net	—	0.7	(1.9)	0.9
Income and expense items related to divested businesses	(0.7)	0.1	(1.0)	(0.2)
Third-party acquisition-related costs	—	(2.5)	—	(2.5)
Gain on sale of product line	—	0.7	—	0.7
Loss on early extinguishment of debt	—	—	—	(11.1)
Interest expense, net	(19.5)	(19.4)	(38.8)	(41.2)
Net income (loss) attributable to noncontrolling interests	(0.4)	(0.2)	(0.4)	(0.4)
Income from continuing operations before income taxes	$63.1	$59.4	$124.0	$90.8
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Sales
United States	$108.8	$112.4	$212.6	$220.6
Canada and Puerto Rico	12.0	11.6	23.9	22.3
Total North America	120.8	124.0	236.5	242.9
Europe Middle East Africa	163.9	158.4	312.6	300.8
Asia Pacific	115.5	83.1	215.4	155.2
Latin America	29.3	25.0	63.0	54.4
Total	$429.5	$390.5	$827.5	$753.3
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace's investment in ART amounted to $131.9 million and $117.6 million as of June 30, 2017, and December 31, 2016, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $6.1 million and $13.1 million for the three and six months ended June 30, 2017, compared with $2.6 million and $9.5 million for the corresponding prior-year periods. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The following summary presents ART's assets, liabilities and results of operations.

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

(In millions)	June 30, 2017	December 31, 2016
Summary Balance Sheet information:
Current assets	$246.7	$249.2
Noncurrent assets	84.9	84.8
Total assets	$331.6	$334.0

Current liabilities	$71.7	$102.0
Noncurrent liabilities	—	0.3
Total liabilities	$71.7	$102.3

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net sales	$110.5	$81.7	$207.9	$145.7
Costs and expenses applicable to net sales	94.7	75.2	173.6	123.4
Income before income taxes	12.6	5.3	26.8	19.2
Net income	12.2	5.1	26.2	18.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Grace sales of catalysts to ART	$53.1	$43.8	$104.5	$100.3
Mark-up on Grace's sales to ART included as a reduction of Grace's cost of goods sold	1.0	1.1	2.0	2.0
Charges for fixed costs, research and development, selling, general and administrative services, and depreciation to ART	10.4	6.1	20.8	12.3
The table below lists Grace balances related to ART.

(in millions)	June 30, 2017	December 31, 2016
Accounts receivable	$3.3	$14.9
Noncurrent asset	27.4	27.0
Accounts payable	28.8	28.7
Debt payable within one year	7.8	7.6
Debt payable after one year	32.2	31.9
Noncurrent liability	27.4	27.0
The noncurrent asset and noncurrent liability in the table above represent spending to date related to a planned residue hydroprocessing catalyst production plant in Lake Charles, Louisiana. Grace manages the

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

design and construction of the plant, and the asset will be included in "other assets" in Grace's Consolidated Balance Sheets until construction is completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in "other liabilities" in the Consolidated Balance Sheets.
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 24, 2018. No amounts were outstanding at June 30, 2017, and December 31, 2016.
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
GCP's historical financial results through the February 3, 2016, Distribution Date and other effects of the Separation for the six months ended June 30, 2016, are presented as discontinued operations as summarized below:

Six Months Ended June 30,
(In millions)	2016
Net sales	$99.6
Cost of goods sold	62.6
Gross profit	37.0
Selling, general and administrative expenses	21.6
Research and development expenses	1.7
Repositioning expenses	22.0
Interest expense and related financing costs	0.7
Other expense, net	3.9
Total costs and expenses	49.9
(Loss) Income from discontinued operations before income taxes	(12.9)
Benefit from (provision for) income taxes	3.7
(Loss) Income from discontinued operations after income taxes	(9.2)
Less: Net income attributable to noncontrolling interests	(0.1)
Net (loss) income from discontinued operations	$(9.3)
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2017, as the "second quarter," the quarter ended June 30, 2016, as the "prior-year quarter," the quarter ended March 31, 2017, as the "2017 first quarter," the six months ended June 30, 2017, as the "six months," and the six months ended June 30, 2016, as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales increased 10.0% to $429.5 million.

•	Income from continuing operations attributable to Grace was $43.9 million or $0.64 per diluted share. Adjusted EPS increased 13.5% to $0.84 per diluted share.

•	Adjusted EBIT increased 8.2% to $104.0 million.

•	Adjusted EBITDA increased 9.5% to $131.1 million.
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

Global Scope
We operate our business on a global scale with approximately 72% of our annual 2016 sales and 74% of our six months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be income from continuing operations attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.
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
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS from continuing operations adjusted for costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; certain other items that are not representative of underlying trends; and certain discrete tax items.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our legacy product, environmental and other claims; restructuring and repositioning activities; divested businesses; and the effects of acquisitions.
We use Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, and Adjusted EPS as performance measures and may use these measures in determining certain incentive compensation. We use Adjusted EBIT Return On Invested Capital in making operating and investment decisions and in balancing the growth and profitability of our operations.
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
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to legacy product, environmental and other claims, and may exclude income and expenses from restructuring and repositioning activities and divested businesses, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income and net income attributable to Grace shareholders, measured under U.S. GAAP for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net sales:
Catalysts Technologies	$320.5	$278.4	15.1%	$614.3	$539.0	14.0%
Materials Technologies	109.0	112.1	(2.8)%	213.2	214.3	(0.5)%
Total Grace net sales	$429.5	$390.5	10.0%	$827.5	$753.3	9.8%
Net sales by region:
North America	$120.8	$124.0	(2.6)%	$236.5	$242.9	(2.6)%
Europe Middle East Africa	163.9	158.4	3.5%	312.6	300.8	3.9%
Asia Pacific	115.5	83.1	39.0%	215.4	155.2	38.8%
Latin America	29.3	25.0	17.2%	63.0	54.4	15.8%
Total net sales by region	$429.5	$390.5	10.0%	$827.5	$753.3	9.8%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$101.3	$87.5	15.8%	$182.5	$165.8	10.1%
Materials Technologies segment operating income	24.2	28.0	(13.6)%	49.0	48.6	0.8%
Corporate costs	(18.3)	(16.3)	(12.3)%	(34.4)	(29.5)	(16.6)%
Certain pension costs(B)	(3.2)	(3.1)	(3.2)%	(6.3)	(6.2)	(1.6)%
Adjusted EBIT	104.0	96.1	8.2%	190.8	178.7	6.8%
(Costs) benefit related to legacy product, environmental and other claims	(14.9)	(6.7)		(17.0)	(11.1)
Restructuring and repositioning expenses	(5.4)	(9.4)		(7.7)	(23.0)
Pension MTM adjustment and other related costs, net	—	0.7		(1.9)	0.9
Income and expense items related to divested businesses	(0.7)	0.1		(1.0)	(0.2)
Third-party acquisition-related costs	—	(2.5)		—	(2.5)
Gain on sale of product line	—	0.7		—	0.7
Loss on early extinguishment of debt	—	—		—	(11.1)
Interest expense, net	(19.5)	(19.4)	(0.5)%	(38.8)	(41.2)	5.8%
(Provision for) benefit from income taxes	(19.6)	(21.5)	8.8%	(37.6)	(42.7)	11.9%
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$43.9	$38.1	15.2%	$86.8	$48.5	79.0%
Diluted EPS from continuing operations	$0.64	$0.54	18.5%	$1.27	$0.68	86.8%
Adjusted EPS	$0.84	$0.74	13.5%	$1.52	$1.35	12.6%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	40.4%	46.2%	(5.8) pts	39.9%	44.9%	(5.0) pts
Materials Technologies	37.4%	40.6%	(3.2) pts	38.2%	40.0%	(1.8) pts
Adjusted Gross Margin	39.6%	44.6%	(5.0) pts	39.4%	43.5%	(4.1) pts
Pension costs in cost of goods sold	(0.2)%	(0.2)%	0.0 pts	(0.4)%	(0.2)%	(0.2) pts
Total Grace	39.4%	44.4%	(5.0) pts	39.0%	43.3%	(4.3) pts
Adjusted EBIT:
Catalysts Technologies	$101.3	$87.5	15.8%	$182.5	$165.8	10.1%
Materials Technologies	24.2	28.0	(13.6)%	49.0	48.6	0.8%
Corporate, pension, and other	(21.5)	(19.4)	(10.8)%	(40.7)	(35.7)	(14.0)%
Total Grace	104.0	96.1	8.2%	190.8	178.7	6.8%
Depreciation and amortization:
Catalysts Technologies	$21.1	$17.8	18.5%	$42.4	$35.5	19.4%
Materials Technologies	4.8	4.7	2.1%	9.5	9.7	(2.1)%
Corporate	1.2	1.1	9.1%	2.3	1.6	43.8%
Total Grace	27.1	23.6	14.8%	54.2	46.8	15.8%
Adjusted EBITDA:
Catalysts Technologies	$122.4	$105.3	16.2%	$224.9	$201.3	11.7%
Materials Technologies	29.0	32.7	(11.3)%	58.5	58.3	0.3%
Corporate, pension, and other	(20.3)	(18.3)	(10.9)%	(38.4)	(34.1)	(12.6)%
Total Grace	131.1	119.7	9.5%	245.0	225.5	8.6%
Adjusted EBIT margin:
Catalysts Technologies	31.6%	31.4%	0.2 pts	29.7%	30.8%	(1.1) pts
Materials Technologies	22.2%	25.0%	(2.8) pts	23.0%	22.7%	0.3 pts
Total Grace	24.2%	24.6%	(0.4) pts	23.1%	23.7%	(0.6) pts
Adjusted EBITDA margin:
Catalysts Technologies	38.2%	37.8%	0.4 pts	36.6%	37.3%	(0.7) pts
Materials Technologies	26.6%	29.2%	(2.6) pts	27.4%	27.2%	0.2 pts
Total Grace	30.5%	30.7%	(0.2) pts	29.6%	29.9%	(0.3) pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2017	December 31, 2016
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$412.4	$400.3
Invested Capital:
Trade accounts receivable	265.0	273.9
Inventories	236.5	228.0
Accounts payable	(199.9)	(195.4)
	301.6	306.5
Other current assets (excluding income taxes)	35.7	32.0
Properties and equipment, net	749.7	729.6
Goodwill	397.5	394.2
Technology and other intangible assets, net	261.9	269.1
Investment in unconsolidated affiliate	131.9	117.6
Other assets (excluding capitalized financing fees)	31.2	34.9
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(124.1)	(144.4)
Other liabilities (excluding legacy environmental matters)	(111.6)	(89.3)
Total invested capital	$1,673.8	$1,650.2
Adjusted EBIT Return On Invested Capital	24.6%	24.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $429.5 million and $827.5 million for the second quarter and six months compared with $390.5 million and $753.3 million for the corresponding prior-year periods. Gross margin was 39.4% and 39.0% for the second quarter and six months compared with 44.4% and 43.3% for the corresponding prior-year periods. Adjusted Gross Margin was 39.6% and 39.4% for the second quarter and six months compared with 44.6% and 43.5% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended June 30, 2017 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	16.2%	(0.2)%	(0.9)%	15.1%
Materials Technologies	(1.8)%	(0.2)%	(0.8)%	(2.8)%
Net sales	11.1%	(0.2)%	(0.9)%	10.0%
By Region:
North America	(3.2)%	0.6%	—%	(2.6)%
Europe Middle East Africa	5.6%	0.1%	(2.2)%	3.5%
Asia Pacific	40.3%	(1.1)%	(0.2)%	39.0%
Latin America	19.1%	(2.8)%	0.9%	17.2%
Sales for the second quarter increased 10.0% compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were primarily due to the 2016 polyolefin catalysts acquisition and organic growth in the existing businesses driven by higher demand in emerging regions. Sales volumes in Materials Technologies were down, primarily driven by lost sales from product lines exited in 2016.
Gross margin decreased 500 basis points to 39.4% for the second quarter. Adjusted Gross Margin decreased 500 basis points to 39.6% for the second quarter. The decreases were primarily due to product and regional mix including the effect of the 2016 polyolefin catalysts acquisition, and higher manufacturing costs.

	Six Months Ended June 30, 2017 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	14.7%	0.3%	(1.0)%	14.0%
Materials Technologies	0.8%	(0.4)%	(0.9)%	(0.5)%
Net sales	10.7%	0.1%	(1.0)%	9.8%
By Region:
North America	(3.5)%	0.9%	—%	(2.6)%
Europe Middle East Africa	6.5%	—%	(2.6)%	3.9%
Asia Pacific	39.6%	(0.5)%	(0.3)%	38.8%
Latin America	15.2%	(0.9)%	1.5%	15.8%
Sales for the six months increased 9.8% compared with the prior-year period. Higher sales volumes in Catalysts Technologies were primarily due to the 2016 polyolefin catalysts acquisition and organic growth in the existing businesses driven by higher demand in emerging regions. Sales volumes in Materials Technologies were higher in all regions except for Latin America, offset by the effect of product lines exited in 2016.
Gross margin decreased 430 basis points to 39.0% for the six months from 43.3% for the prior-year period. Adjusted Gross Margin decreased 410 basis points to 39.4% for the six months from 43.5% for the prior-year period. The decreases were primarily due to product and regional mix including the effect of the 2016 polyolefin catalysts acquisition, and higher manufacturing costs.
Grace Income From Continuing Operations

Income from continuing operations attributable to Grace was $43.9 million for the second quarter compared with $38.1 million for the prior-year quarter. The increase was primarily due to higher segment operating income and lower restructuring and repositioning expenses, partially offset by a higher provision for environmental remediation.
Income from continuing operations attributable to Grace was $86.8 million for the six months, an increase of 79.0% compared with $48.5 million for the prior-year period. The increase was primarily due to higher segment operating income, lower restructuring and repositioning expenses, and the 2016 loss on early extinguishment of debt.

Adjusted EBIT

Adjusted EBIT was $104.0 million for the second quarter, an increase of 8.2% compared with the prior-year quarter. The increase was due to business interruption insurance recoveries for lost profits as a result of a customer outage, higher sales volumes in Catalysts Technologies, and higher income from our ART joint venture. The increase was partially offset by unfavorable product and regional mix, higher manufacturing costs and higher operating expenses primarily attributable to a favorable prior year accrual adjustment.
Adjusted EBIT was $190.8 million for the six months, an increase of 6.8% compared with the prior-year period. The increase was primarily due to higher sales volumes in both segments and business interruption insurance recoveries, partially offset by higher manufacturing costs, unfavorable product and regional mix and higher operating expenses.
Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended June 30,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$0.64				$0.54
Costs (benefit) related to legacy product, environmental and other claims	$14.9	$5.6	$9.3	0.14	$6.7	$2.4	$4.3	0.06
Restructuring and repositioning expenses	5.4	2.5	2.9	0.04	9.4	3.4	6.0	0.08
Income and expense items related to divested businesses	0.7	0.3	0.4	0.01	(0.1)	—	(0.1)	—
Third-party acquisition-related costs	—	—	—	—	2.5	0.7	1.8	0.03
Gain on sale of product line	—	—	—	—	(0.7)	(0.3)	(0.4)	(0.01)
Pension MTM adjustment and other related costs, net	—	—	—	—	(0.7)	(0.1)	(0.6)	(0.01)
Discrete tax items, including adjustments to uncertain tax positions		(0.9)	0.9	0.01		(3.5)	3.5	0.05
Adjusted EPS				$0.84				$0.74

	Six Months Ended June 30,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$1.27				$0.68
Costs (benefit) related to legacy product, environmental and other claims	$17.0	$6.4	$10.6	0.15	$11.1	$4.1	$7.0	0.10
Restructuring and repositioning expenses	7.7	3.3	4.4	0.06	23.0	8.1	14.9	0.21
Pension MTM adjustment and other related costs, net	1.9	0.7	1.2	0.02	(0.9)	(0.2)	(0.7)	(0.01)
Income and expense items related to divested businesses	1.0	0.4	0.6	0.01	0.2	0.1	0.1	—
Loss on early extinguishment of debt	—	—	—	—	11.1	4.1	7.0	0.10
Third-party acquisition-related costs	—	—	—	—	2.5	0.7	1.8	0.03
Gain on sale of product line	—	—	—	—	(0.7)	(0.3)	(0.4)	(0.01)
Discrete tax items, including adjustments to uncertain tax positions		(0.4)	0.4	0.01		(17.4)	17.4	0.25
Adjusted EPS				$1.52				$1.35
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter was 24.6% on a trailing four quarters basis compared with 24.3% on the same basis as of December 31, 2016.
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
Net Sales—Grace Catalysts Technologies

Sales were $320.5 million for the second quarter, an increase of 15.1% compared with the prior-year quarter. The increase was due to higher sales volumes (+16.2%), partially offset by unfavorable currency translation (-0.9%) and lower pricing (-0.2%). Higher sales volumes are primarily related to the 2016 polyolefin catalysts acquisition and organic growth in the existing businesses driven by higher demand in emerging regions. Sales volumes of refining catalysts increased compared with the prior-year quarter, primarily in Asia due to new customer acquisition, bid business and penetration of new products. All regions contributed sales volume growth except North America. Sales volumes of specialty catalysts, excluding the acquisition, increased in North America and Asia due to higher demand for polypropylene and polyethylene catalysts compared with the prior-year quarter. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter.
Sales were $614.3 million for the six months, an increase of 14.0% compared with the prior-year period. The increase was due to higher sales volumes (+14.7%) and improved pricing (+0.3%), partially offset by unfavorable currency translation (-1.0%). Higher sales volumes are primarily related to the 2016 polyolefin catalysts acquisition and organic growth in the existing businesses driven by higher demand in emerging regions. Sales volumes of refining catalysts increased compared with the prior-year period in all regions except North America due to new customer acquisition, bid business and penetration of new products. Sales volumes of specialty catalysts, excluding the acquisition, increased primarily in Asia due to customer order timing of chemical catalysts and higher demand for polypropylene and polyethylene catalysts compared with the prior-year period. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year period.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $129.6 million for the second quarter, an increase of 0.8% compared with the prior-year quarter. Gross margin of 40.4% decreased 580 basis points from 46.2% for the prior-year quarter. The decrease in gross margin was primarily due to product and regional mix, including the effect of the 2016 polyolefin catalysts acquisition, and higher manufacturing costs.
Operating income was $101.3 million for the second quarter, an increase of 15.8% compared with the prior-year quarter, primarily due to business interruption insurance recoveries, higher sales volumes and higher income from the ART joint venture. The increase was partially offset by the impact of lower gross margins and unfavorable currency translation. The ART joint venture contributed $6.1 million to operating income, an increase of $3.5 million compared with the prior-year quarter. Operating margin for the second quarter was 31.6%, an increase of 20 basis points compared with the prior-year quarter.
Gross profit was $244.9 million for the six months, an increase of 1.3% compared with the prior-year period. Gross margin of 39.9% decreased 500 basis points compared with 44.9% for the prior-year period. The decrease in gross margin was primarily due to product and regional mix, including the effect of the 2016 polyolefin catalysts acquisition, and higher manufacturing costs.
Operating income was $182.5 million for the six months, an increase of 10.1% compared with the prior-year period, primarily due to business interruption insurance recoveries and higher sales volumes, offset by the impact of lower gross margins and unfavorable currency translation. The ART joint venture contributed $13.1 million to operating income, an increase of $3.6 million compared with the prior-year period. Operating margin for the six months was 29.7%, a decrease of 110 basis points compared with the prior-year period.
In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. We have confirmed with our third party insurer that we have a valid claim under our business interruption insurance policy for lost profits as a result of the outage. The policy has a $25 million limit. Given the length of the outage, we expect to receive the full value of the policy by the end of 2017. We have recognized a benefit of $13.1 million for the six months under this insurance policy of which we have received $10.4 million in payments from the insurer through June 30, 2017.
As of June 30, 2017, we have a past-due receivable of $10.9 million ($10.0 million net of bad debt reserve) from an FCC customer in Venezuela. We are working with the customer to arrange a payment plan. While we believe the net receivable likely will be collected, there is increasing collection risk due to political and economic uncertainties in the country. We will continue to evaluate the collectability of this receivable and will further adjust the reserve if necessary.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $109.0 million for the second quarter, a decrease of 2.8% compared with the prior-year quarter, including the negative effect (-3.3%) of product lines exited in 2016. The decrease was due to lower sales volumes (-1.8%), unfavorable currency translation (-0.8%) and lower pricing (-0.2%). Sales volumes decreased in all regions except Europe, primarily due to product lines exited in 2016 and delays in pharma fine chemicals orders, partially offset by higher silica volumes.
Sales were $213.2 million for the six months, a decrease of 0.5% compared with the prior-year period, including the negative effect (-5.5%) of product lines exited in 2016. The decrease was due to unfavorable currency translation (-0.9%) and lower pricing (-0.4%), offset by higher sales volumes (+0.8%).
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $40.7 million for the second quarter, a decrease of 10.5% compared with the prior-year quarter. Gross margin was 37.4% compared with 40.6% for the prior-year quarter. The decrease in gross margin was primarily due to higher manufacturing costs, product mix with higher silicas and lower pharma fine chemicals, and regional mix.
.

Operating income was $24.2 million for the second quarter, a decrease of 13.6% compared with the prior-year quarter, primarily due to lower gross profit. Operating margin for the second quarter was 22.2%, a decrease of 280 basis points compared with the prior-year quarter.
Gross profit was $81.4 million for the six months, a decrease of 5.1% compared with the prior-year period. Gross margin of 38.2% decreased 180 basis points compared with 40.0% for the prior-year period. The decrease in gross margin was primarily due to higher manufacturing costs.
Operating income was $49.0 million for the six months, an increase of 0.8% compared with the prior-year period primarily due to higher sales volumes, offset by higher manufacturing costs and the effect of product lines exited in 2016. Operating margin for the six months was 23.0%, an increase of 30 basis points from the prior-year period.
Corporate Costs

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the second quarter were $18.3 million, an increase of $2.0 million from the prior-year quarter, primarily due to an unfavorable comparison with a prior year accrual adjustment.
Corporate costs for the six months were $34.4 million, an increase of $4.9 million compared with the prior-year period, primarily due to a favorable settlement of a claim in 2016 and an unfavorable comparison to a prior year accrual adjustment.
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $3.2 million and $6.3 million compared with $3.1 million and $6.2 million for the corresponding prior-year periods.
Interest and Financing Expenses
Net interest and financing expenses were $19.5 million for the second quarter, an increase of 0.5% compared with the prior-year quarter, primarily due to borrowings on the revolving credit facility. Net interest and financing expenses were $38.8 million for the six months, a decrease of 5.8% compared with the prior-year period, primarily due to voluntary prepayments related to our term loans in February and March 2016.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the second quarter and the prior-year quarter would have been $22.1 million and $20.8 million, respectively, compared with the recorded provision of $19.6 million and $21.5 million, respectively. The income tax provision at the statutory rate of 35% for the six months and the prior-year period would have been $43.4 million and $31.8 million, respectively, compared with the recorded provision of $37.6 million and $42.7 million, respectively. The primary differences between the tax provision at the U.S. statutory rate and the recorded provision for income taxes are the effect of lower tax rates in foreign jurisdictions, share-based compensation deductions, and the impact of state law changes.
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
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash were $31.3 million for the six months, or approximately 25% of income before income taxes. Income tax refunds received for the six months were $29.7 million. Income taxes paid in cash for the prior-year period, including payments related to the Separation, were $26.8 million, or approximately 30% of income before taxes. Income tax refunds received for the prior-year period were $2.3 million.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2017.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt; and the return of cash to shareholders through repurchase of shares and dividends.
On February 5, 2015, we announced that the Board of Directors had authorized a share repurchase program of up to $500 million. Under this program, during the six months we repurchased 425,673 shares of Company common stock for $30.0 million. As of June 30, 2017, $3.9 million remained under this authorization. On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million.
In the 2016 second quarter, we began to pay a quarterly cash dividend, at an annual rate of $0.68 per share of Company common stock. On February 8, 2017, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.84 per share of Company common stock, which became effective in the 2017 first quarter. We paid cash dividends of $28.7 million during the six months.
We believe that the cash we expect to generate during 2017 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and meet our debt and pension obligations.
Cash Resources and Available Credit Facilities
At June 30, 2017, we had available liquidity of $424.3 million, consisting of $161.8 million in cash and cash equivalents ($45.2 million in the U.S.), $222.3 million available under our revolving credit facility, and $40.2 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit.
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

The following table summarizes our non-U.S. credit facilities as of June 30, 2017:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$56.8	$13.7	12/31/2017
Other countries	51.3	26.5	Various through 2020
Total	$108.1	$40.2
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by (used for) operating activities from continuing operations	$140.5	$136.8
Net cash provided by (used for) investing activities from continuing operations	(59.6)	(291.7)
Net cash provided by (used for) financing activities from continuing operations	(13.2)	116.0
Effect of currency exchange rate changes on cash and cash equivalents	3.5	1.9
Increase (decrease) in cash and cash equivalents from continuing operations	71.2	(37.0)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8
Net increase (decrease) in cash and cash equivalents	71.2	7.8
Less: cash and cash equivalents of discontinued operations	—	(143.4)
Cash and cash equivalents, beginning of period	90.6	329.9
Cash and cash equivalents, end of period	$161.8	$194.3
Net cash provided by operating activities from continuing operations for the six months was $140.5 million, compared with $136.8 million for the prior-year period. The year-over-year change in cash flow was primarily due to higher income and lower cash paid for repositioning, and an income tax refund, partially offset by the 2017 first quarter payment of $30.0 million to fund the PD Trust, higher environmental payments compared with the prior-year period, and better working capital performance in the prior-year period.
Net cash used for investing activities from continuing operations for the six months was $59.6 million, compared with $291.7 million for the prior-year period. The year-over-year change in cash flow was primarily due to the 2016 second quarter payment of $245.1 million for the polyolefin catalysts acquisition, which was slightly offset by $11.3 million in proceeds from the sale of assets in the same quarter.
Net cash used for financing activities from continuing operations for the six months was $13.2 million, compared with net cash provided of $116.0 million in the prior-year period. In 2016, we received a $750 million distribution of cash from GCP, of which $600 million was used to pay down our euro and U.S. dollar term loans in the first quarter.
Included in net cash provided by (used for) operating activities from continuing operations are legacy product, environmental and other claims paid of $44.2 million and $6.0 million, restructuring expenses paid of $7.2 million and $10.7 million, and repositioning expenses paid of $2.8 million and $31.6 million for the six months and prior-year period, respectively; and cash taxes related to repositioning of $2.6 million, and cash paid for third-party acquisition-related costs of $1.2 million for the prior-year period. Included in capital expenditures are $0.9 million related to repositioning for the prior-year period. These cash flows totaled $54.2 million and $53.0 million for the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2017, was $1,603.0 million.

See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
U.S. pay-as-you-go plans	$1.8	$1.8	$3.7	$3.6
Non-U.S. advance-funded plans	0.2	0.4	0.5	0.6
Non-U.S. pay-as-you-go plans	2.0	2.1	3.6	3.8
Total Cash Contributions	$4.0	$4.3	$7.8	$8.0
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $4.1 million and $4.4 million to these plans during the six months and the prior-year period.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We try to minimize these impacts through effective control of operating expenses and productivity improvements as well as price increases on our products.
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
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of Grace's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; Grace's legal and environmental proceedings and insurance recoveries; uncertainties related to Grace's ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; costs of compliance with environmental regulation; changes in tax laws and regulations; and those additional factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates made. We undertake no obligation to release publicly any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2017, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended June 30, 2017:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)(1)
4/1/2017 - 4/30/2017	—	—	—	23.9
5/1/2017 - 5/31/2017	127,265	70.37	127,265	14.9
6/1/2017 - 6/30/2017	156,037	70.78	156,037	3.9
Total	283,302	70.60	283,302
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

W. R. GRACE & CO. (Registrant)

Date: 7/28/2017	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: 7/28/2017	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: 7/28/2017	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.