Form 10-Q
period 2017-09-30
W R GRACE & CO
filed 2017-11-02
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.01 par value per share	67,763,201 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2017, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
November 2, 2017

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net sales	$429.5	$404.5	$1,257.0	$1,157.8
Cost of goods sold	256.2	236.3	761.2	663.7
Gross profit	173.3	168.2	495.8	494.1
Selling, general and administrative expenses	70.5	67.1	207.3	201.5
Research and development expenses	13.3	12.1	39.4	36.2
Provision for environmental remediation, net	6.4	11.9	19.6	19.4
Equity in earnings of unconsolidated affiliate	(4.8)	(8.5)	(17.9)	(18.0)
Restructuring and repositioning expenses	9.3	5.6	17.0	28.6
Interest expense and related financing costs	20.1	19.8	59.7	61.6
Other (income) expense, net	(0.2)	(0.5)	(12.0)	13.3
Total costs and expenses	114.6	107.5	313.1	342.6
Income (loss) from continuing operations before income taxes	58.7	60.7	182.7	151.5
(Provision for) benefit from income taxes	(11.6)	(19.4)	(49.2)	(62.1)
Income (loss) from continuing operations	47.1	41.3	133.5	89.4
Income (loss) from discontinued operations, net of income taxes	—	(1.6)	—	(10.9)
Net income (loss)	47.1	39.7	133.5	78.5
Less: Net (income) loss attributable to noncontrolling interests	0.3	(0.1)	0.7	0.3
Net income (loss) attributable to W. R. Grace & Co. shareholders	$47.4	$39.6	$134.2	$78.8
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$47.4	$41.2	$134.2	$89.7
Income (loss) from discontinued operations, net of income taxes	—	(1.6)	—	(10.9)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$47.4	$39.6	$134.2	$78.8
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income (loss) from continuing operations	$0.70	$0.59	$1.97	$1.27
Income (loss) from discontinued operations, net of income taxes	—	(0.03)	—	(0.15)
Net income (loss)	$0.70	$0.56	$1.97	$1.12
Weighted average number of basic shares	67.9	70.3	68.2	70.5
Diluted earnings per share:
Income (loss) from continuing operations	$0.70	$0.58	$1.96	$1.27
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	—	(0.16)
Net income (loss)	$0.70	$0.56	$1.96	$1.11
Weighted average number of diluted shares	68.0	70.7	68.3	70.9
Dividends per common share	$0.21	$0.17	$0.63	$0.34

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income (loss)	$47.1	$39.7	$133.5	$78.5
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.3)	(0.3)	(1.0)	(1.0)
Currency translation adjustments, net of income taxes	(12.1)	(2.3)	(21.8)	(6.4)
Gain (loss) from hedging activities, net of income taxes	(0.4)	0.6	0.1	(2.7)
Total other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	2.6
Total other comprehensive income (loss)	(12.8)	(2.0)	(22.7)	(7.5)
Comprehensive income (loss)	34.3	37.7	110.8	71.0
Less: comprehensive (income) loss attributable to noncontrolling interests	0.3	(0.1)	0.7	(2.3)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$34.6	$37.6	$111.5	$68.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$133.5	$78.5
Less: loss (income) from discontinued operations	—	10.9
Income from continuing operations	133.5	89.4
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	82.6	73.8
Equity in earnings of unconsolidated affiliate	(17.9)	(18.0)
Dividends received from unconsolidated affiliate	19.0	24.8
Costs related to legacy product, environmental and other claims	25.5	24.2
Cash paid for legacy product, environmental and other claims	(50.1)	(17.3)
Provision for (benefit from) income taxes	49.2	62.1
Cash paid for income taxes	(44.1)	(42.4)
Income tax refunds received	30.2	2.3
Loss on early extinguishment of debt	—	11.1
Interest expense and related financing costs	59.7	61.6
Cash paid for interest	(40.1)	(45.5)
Defined benefit pension expense	11.6	8.2
Cash paid under defined benefit pension arrangements	(12.2)	(12.1)
Accounts receivable reserve—Venezuela	10.0	—
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	20.7	9.7
Inventories	(4.5)	(5.8)
Accounts payable	3.0	11.0
All other items, net	(8.6)	(29.5)
Net cash provided by (used for) operating activities from continuing operations	267.5	207.6
INVESTING ACTIVITIES
Capital expenditures	(85.6)	(89.4)
Business acquired	(3.5)	(245.1)
Proceeds from sale of assets	0.6	11.3
Other investing activities	(1.5)	(1.4)
Net cash provided by (used for) investing activities from continuing operations	(90.0)	(324.6)
FINANCING ACTIVITIES
Borrowings under credit arrangements	106.3	20.6
Repayments under credit arrangements	(108.9)	(614.9)
Cash paid for repurchases of common stock	(65.0)	(55.1)
Proceeds from exercise of stock options	14.8	13.3
Dividends paid	(43.0)	(24.1)
Distribution from GCP	—	750.0
Other financing activities	(3.8)	(2.4)
Net cash provided by (used for) financing activities from continuing operations	(99.6)	87.4
Effect of currency exchange rate changes on cash and cash equivalents	7.2	2.7
Increase (decrease) in cash and cash equivalents from continuing operations	85.1	(26.9)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities	—	23.9
Net cash provided by (used for) investing activities	—	(9.5)
Net cash provided by (used for) financing activities	—	31.4
Effect of currency exchange rate changes on cash and cash equivalents	—	(1.0)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8
Net increase (decrease) in cash and cash equivalents	85.1	17.9
Less: cash and cash equivalents of discontinued operations	—	(143.4)
Cash and cash equivalents, beginning of period	90.6	329.9
Cash and cash equivalents, end of period	$175.7	$204.4

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$20.2	$15.2
Net share settled stock option exercises	1.2	10.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$175.7	$90.6
Restricted cash and cash equivalents	10.8	10.0
Trade accounts receivable, less allowance of $12.6 (2016—$2.2)	253.1	273.9
Inventories	239.5	228.0
Other current assets	36.3	52.3
Total Current Assets	715.4	654.8
Properties and equipment, net of accumulated depreciation and amortization of $1,438.2 (2016—$1,327.5)	762.8	729.6
Goodwill	401.7	394.2
Technology and other intangible assets, net	259.2	269.1
Deferred income taxes	694.1	709.4
Investment in unconsolidated affiliate	118.0	117.6
Other assets	34.7	37.1
Total Assets	$2,985.9	$2,911.8
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$46.5	$76.5
Accounts payable	195.2	195.4
Other current liabilities	207.9	208.9
Total Current Liabilities	449.6	480.8
Debt payable after one year	1,521.9	1,507.6
Underfunded and unfunded defined benefit pension plans	452.1	424.3
Other liabilities	165.3	126.7
Total Liabilities	2,588.9	2,539.4
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 67,758,485 (2016—68,309,431)	0.7	0.7
Paid-in capital	475.4	487.3
Retained earnings	710.3	619.3
Treasury stock, at cost: shares: 9,698,142 (2016—9,147,196)	(837.2)	(804.9)
Accumulated other comprehensive income (loss)	43.7	66.4
Total W. R. Grace & Co. Shareholders' Equity	392.9	368.8
Noncontrolling interests	4.1	3.6
Total Equity	397.0	372.4
Total Liabilities and Equity	$2,985.9	$2,911.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$496.7	$436.3	$(658.4)	$(66.8)	$4.7	$212.5
Net income (loss)	—	78.8	—	—	(0.3)	78.5
Repurchase of common stock	—	—	(55.1)	—	—	(55.1)
Stock-based compensation	9.2	—	—	—	—	9.2
Exercise of stock options	(16.2)	—	39.9	—	—	23.7
Tax benefit related to stock plans	—	70.4	—	—	—	70.4
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive (loss) income	—	—	—	(10.1)	2.6	(7.5)
Dividends declared	—	(24.1)	—	—	—	(24.1)
Distribution of GCP	—	54.7	—	135.3	(3.7)	186.3
Balance, September 30, 2016	$490.4	$616.1	$(673.6)	$58.4	$3.3	$494.6
Balance, December 31, 2016	$488.0	$619.3	$(804.9)	$66.4	$3.6	$372.4
Net income (loss)	—	134.2	—	—	(0.7)	133.5
Repurchase of common stock	—	—	(65.0)	—	—	(65.0)
Payments to taxing authorities in consideration of employee tax obligations relative to stock-based compensation arrangements	(2.5)	—	—	—	—	(2.5)
Stock-based compensation	8.2	—	—	—	—	8.2
Exercise of stock options	(18.3)	—	32.7	—	—	14.4
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive (loss) income	—	—	—	(22.7)	—	(22.7)
Contribution to joint venture	—	—	—	—	1.2	1.2
Dividends declared	—	(43.2)	—	—	—	(43.2)
Balance, September 30, 2017	$476.1	$710.3	$(837.2)	$43.7	$4.1	$397.0

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
The results of operations for the nine-month interim period ended September 30, 2017, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2017.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Recently Issued Accounting Standards    In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Grace has assessed specific areas of the standard and its impact on the Consolidated Financial Statements. Grace will adopt this standard in the 2018 first quarter under the modified retrospective approach and does not expect it to have a material effect on the Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. Currently, as a lessee, Grace is a party to a number of leases which, under existing guidance, are classified as operating leases and not recorded on the balance sheet but are expensed as incurred. Under the new standard, many of these leases will be recorded on the Consolidated Balance Sheets. Grace will adopt the standard in the 2019 first quarter and at this time cannot reasonably estimate the effect of adoption.
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new requirements are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements. As of September 30, 2017, and December 31, 2016, restricted cash included in the Consolidated Balance Sheets was $10.8 million and $10.0 million, respectively.
In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805)," which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606. Public business entities are required to apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early application is permitted. Grace will evaluate the effect of the update at the time of any future acquisition or disposal.
In January 2017, the FASB issued ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350)." This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

acquired in a business combination ("Step 2"). Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. Grace is required to adopt the amendments in this update for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.
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
In May 2017, the FASB issued ASU 2017-09 "Compensation—Stock Compensation (Topic 718)." This update clarifies the existing definition of the term "modification," which is currently defined as "a change in any of the terms or conditions of a share-based payment award." The update requires entities to account for modifications of share-based payment awards unless the (1) fair value, (2) vesting conditions, and (3) classification as an equity instrument or a liability instrument of the modified award are the same as of the original award before modification. Grace is required to adopt the amendments in this update for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. Grace does not currently have any modifications of share-based awards and will adopt the update when it becomes effective.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815)." This update improves the presentation of the results of hedges by requiring the earnings effect of the hedging instrument to be in the same income statement line item as the earnings of the hedged item. This update expands hedge accounting to include hedging relationships involving both financial and nonfinancial risks. Grace is required to adopt the amendments in this update for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2017, and December 31, 2016:

(In millions)	September 30, 2017	December 31, 2016
Raw materials	$53.6	$57.7
In process	34.7	33.4
Finished products	128.2	115.8
Other	23.0	21.1
Total inventory	$239.5	$228.0
3. Debt
Components of Debt

(In millions)	September 30, 2017	December 31, 2016
5.125% senior notes due 2021, net of unamortized debt issuance costs of $6.2 at September 30, 2017 (2016—$7.3)	$693.8	$692.7
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $4.7 at September 30, 2017 (2016—$5.7)	403.7	402.7
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.6 at September 30, 2017 (2016—$4.0)	296.4	296.0
Euro term loan, net of unamortized debt issuance costs and discounts of $1.0 at September 30, 2017 (2016—$1.3)	93.1	82.5
Debt payable to unconsolidated affiliate	41.4	39.5
Deferred payment obligation	—	30.0
Other borrowings(1)	40.0	40.7
Total debt	1,568.4	1,584.1
Less debt payable within one year	46.5	76.5
Debt payable after one year	$1,521.9	$1,507.6
Weighted average interest rates on total debt	4.7%	4.6%
___________________________________________________________________________________________________________________
(1)    Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at September 30, 2017, were as follows:

(In millions)
2017	$40.4
2018	8.8
2019	8.3
2020	7.0
2021	1,196.1
Thereafter	307.8
Total debt	$1,568.4
On February 3, 2017, Grace funded the PD trust with $30.0 million in respect of the deferred payment obligation relating to ZAI PD Claims. (See Note 8.)

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

Grace also maintains a $300 million revolving credit facility. As of September 30, 2017, the available credit under this facility was reduced to $265.0 million by outstanding letters of credit.
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
At September 30, 2017, the carrying amounts and fair values of Grace's debt were as follows:

	September 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$693.8	$752.8	$692.7	$721.3
U.S. dollar term loan(2)	403.7	405.7	402.7	408.2
5.625% senior notes due 2024(1)	296.4	325.7	296.0	311.5
Euro term loan(2)	93.1	93.2	82.5	82.0
Other borrowings	81.4	81.4	110.2	110.2
Total debt	$1,568.4	$1,658.8	$1,584.1	$1,633.2
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $6.2 million and $3.6 million as of September 30, 2017, and $7.3 million and $4.0 million as of December 31, 2016, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $4.7 million and $1.0 million as of September 30, 2017, and $5.7 million and $1.3 million as of December 31, 2016, related to the U.S. dollar term loan and euro term loan, respectively.

At September 30, 2017, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016:

	Fair Value Measurements at September 30, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.3	$—	$3.3	$—
Total Assets	$3.3	$—	$3.3	$—
Liabilities
Interest rate derivatives	$4.2	$—	$4.2	$—
Currency derivatives	17.9	—	17.9	—
Total Liabilities	$22.1	$—	$22.1	$—

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$8.8	$—	$8.8	$—
Total Assets	$8.8	$—	$8.8	$—
Liabilities
Interest rate derivatives	$6.0	$—	$6.0	$—
Currency derivatives	0.9	—	0.9	—
Total Liabilities	$6.9	$—	$6.9	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016:

September 30, 2017 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.9	Other current liabilities	$—
Interest rate contracts	Other current assets	—	Other current liabilities	1.7
Currency contracts	Other assets	—	Other liabilities	17.6
Interest rate contracts	Other assets	—	Other liabilities	2.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.4	Other current liabilities	0.3
Total derivatives		$3.3		$22.1

December 31, 2016 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$4.0	Other current liabilities	$—
Interest rate contracts	Other current assets	—	Other current liabilities	2.8
Currency contracts	Other assets	4.0	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.8	Other current liabilities	0.9
Total derivatives		$8.8		$6.9
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.2	Interest expense	$(0.7)
Currency contracts	(0.1)	Other expense	0.1
Total derivatives	$0.1		$(0.6)

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Nine Months Ended September 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(0.8)	Interest expense	$(2.4)
Currency contracts	(0.2)	Other expense	—
Total derivatives	$(1.0)		$(2.4)

Three Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.6	Interest expense	$(1.0)
Currency contracts	(0.4)	Other expense	0.3
Total derivatives	$0.2		$(0.7)

Nine Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(5.8)	Interest expense	$(3.1)
Currency contracts	(0.3)	Other expense	0.7
Total derivatives	$(6.1)		$(2.4)
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to "currency translation adjustments" within "accumulated other comprehensive income (loss)" to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2017, the notional amount of €170.0 million of Grace's cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2017, €80.1 million of Grace's term loan principal was designated as a hedging instrument of its net investment in its European subsidiaries. At September 30, 2017, €39.0 million of Grace's deferred intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries.
The following tables present the location and amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges for the three and nine months ended September 30, 2017 and 2016. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended September 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(7.3)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(3.1)
Foreign currency denominated deferred intercompany royalties	(1.7)
$(4.8)

Nine Months Ended September 30, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(20.5)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(10.3)
Foreign currency denominated deferred intercompany royalties	(6.1)
$(16.4)

Three Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(1.8)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(0.8)

Nine Months Ended September 30, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments (Effective Portion)
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(1.7)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(1.2)
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
5. Income Taxes
The effective tax rate is 26.6% as of September 30, 2017, compared with 35.6% for the year ended December 31, 2016. The 2017 tax rate includes discrete benefits of $2.9 million for share-based compensation deductions, $2.4 million for return to provision and deferred tax adjustments, $2.0 million for a tax law change in Illinois, and $1.6 million for an increase in research and development credits, partially offset by a charge of $1.1 million for a tax law change in Tennessee. The 2016 tax rate included $10.1 million in discrete charges caused by an increase in the valuation allowance on deferred tax assets, partially offset by a discrete benefit of $6.7 million for share-based compensation deductions.
In the third quarter, Grace recorded an out-of-period adjustment to recognize the accumulated deferred tax liability for its euro loan net investment hedge discussed in Note 4. The impact of this correction was a reduction in deferred tax assets on the consolidated balance sheet as of September 30, 2017, and a tax charge recorded in "other comprehensive income (loss)" of $14.2 million and $16.9 million for the three and nine months ended September 30, 2017, respectively. Grace has assessed the impact of this error and concluded that the amount was not material to any prior-period financial statements and the impact of correcting this error in the current period is not material.
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
The following table summarizes the balance of deferred tax assets, net of deferred tax liabilities, at September 30, 2017, of $691.0 million:

(In millions)	Deferred Tax Asset (Net of Liabilities)	Valuation Allowance	Net Deferred Tax Asset
United States—Federal	$615.7	$(17.7)	$598.0
United States—States	54.6	(11.2)	43.4
Germany	44.1	—	44.1
Other foreign	8.0	(2.5)	5.5
Total	$722.4	$(31.4)	$691.0
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
In evaluating its ability to realize its deferred tax assets, Grace considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

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
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's underfunded and unfunded pension plans:

(In millions)	September 30, 2017	December 31, 2016
Underfunded defined benefit pension plans	$(80.4)	$(83.1)
Unfunded defined benefit pension plans	(371.7)	(341.2)
Total underfunded and unfunded defined benefit pension plans	(452.1)	(424.3)
Pension liabilities included in other current liabilities	(15.3)	(14.4)
Net funded status	$(467.4)	$(438.7)
Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation ("PBO") basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended September 30,
	2017			2016
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.3	$2.2	$—	$4.5	$1.7	$—
Interest cost	10.5	1.1	—	10.1	1.3	—
Expected return on plan assets	(14.4)	(0.2)	—	(14.2)	(0.2)	—
Amortization of prior service credit	(0.1)	—	(0.5)	(0.1)	—	(0.5)
Amortization of net deferred actuarial loss	—	—	0.1	—	—	0.1
Curtailment gain	—	—	—	—	(0.2)	—
Net periodic benefit cost (income) from continuing operations	$0.3	$3.1	$(0.4)	$0.3	$2.6	$(0.4)

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Nine Months Ended September 30,
	2017			2016
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12.9	$6.2	$—	$13.9	$5.4	$—
Interest cost	31.5	3.2	—	30.8	4.6	—
Expected return on plan assets	(43.2)	(0.6)	—	(43.0)	(1.5)	—
Amortization of prior service credit	(0.3)	—	(1.5)	(0.2)	—	(1.7)
Amortization of net deferred actuarial loss	—	—	0.3	—	—	0.4
Curtailment gain	—	—	—	—	(0.9)	—
Net periodic benefit cost (income)	0.9	8.8	(1.2)	1.5	7.6	(1.3)
Less: discontinued operations	—	—	—	(0.5)	(0.2)	—
Net periodic benefit cost (income) from continuing operations	$0.9	$8.8	$(1.2)	$1.0	$7.4	$(1.3)
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's costs related to this benefit plan for the three and nine months ended September 30, 2017, were $2.8 million and $8.5 million compared with $2.9 million and $8.3 million for the corresponding prior-year periods. U.S. salaried employees and certain U.S. hourly employees that are hired on or after January 1, 2017, and employees in Germany that are hired on or after January 1, 2016, participate in additional defined contribution plans instead of defined benefit pension plans.
7. Other Balance Sheet Accounts

(In millions)	September 30, 2017	December 31, 2016
Other Current Liabilities
Accrued compensation	$49.7	$49.6
Accrued interest	29.9	16.2
Environmental contingencies	24.5	32.5
Deferred revenue	16.4	27.2
Pension liabilities	15.3	14.4
Income taxes payable	14.9	5.7
Other accrued liabilities	57.2	63.3
	$207.9	$208.9
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	September 30, 2017	December 31, 2016
Other Liabilities
Environmental contingencies	$46.1	$33.8
Liability to unconsolidated affiliate	28.0	27.0
Fair value of currency and interest rate contracts	20.1	3.2
Deferred revenue	9.5	2.3
Asset retirement obligation	8.5	10.2
Postemployment liability	6.9	7.2
Other noncurrent liabilities	46.2	43.0
	$165.3	$126.7
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
With respect to other asbestos property damage claims ("Other PD Claims"), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). Grace has not paid any Other PD Claims since emergence. Annual expenses have been approximately $0.2 million per year. The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

All payments to the PD Trust required after the Effective Date are secured by the Company's obligation to issue 77,372,257 shares of Company common stock to the PD Trust in the event of default, subject to customary anti-dilution provisions.
This summary of the commitments and contingencies related to the Chapter 11 proceeding does not purport to be complete and is qualified in its entirety by reference to the plan of reorganization and the exhibits and documents related thereto, which have been filed with the Securities and Exchange Commission (the "SEC").
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
At September 30, 2017, Grace's estimated liability for legacy environmental response costs totaled $70.6 million, compared with $66.3 million at December 31, 2016, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace's estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Grace accrued $0.5 million in the three months ended September 30, 2017, for future costs related to vermiculite-related matters, which reflects provision for an agreed-upon remedy at a former vermiculite processing site. Grace's total estimated liability for response costs that are currently estimable for the Libby mine and surrounding area, and at vermiculite processing sites outside of Libby at September 30, 2017, and December 31, 2016, was $25.1 million and $31.2 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Matters
During the three months ended September 30, 2017, Grace increased an existing reserve by $5.9 million based on refinement of a scope of work for remediation of materials related to a legacy business located at a current manufacturing site. At September 30, 2017, and December 31, 2016, Grace's estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $45.5 million and $35.1 million, respectively. This liability relates to Grace's former businesses or operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At September 30, 2017, Grace had gross financial assurances issued and outstanding of $121.6 million, composed of $39.5 million of surety bonds issued by various insurance companies and $82.1 million of standby letters of credit and other financial assurances issued by various banks.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses

Restructuring Expenses    In the 2017 third quarter, Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in "restructuring and repositioning expenses" in the Consolidated Statements of Operations. Costs in the nine months ended September 30, 2016, primarily related to the exit of certain non-strategic product lines in the Materials Technologies reportable segment in the first half of 2016.
The following table presents restructuring expenses by reportable segment for the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Catalysts Technologies	$2.4	$1.6	$2.8	$2.7
Materials Technologies	0.2	(0.1)	0.5	15.1
Corporate	2.7	0.3	6.8	0.4
Total restructuring expenses	$5.3	$1.8	$10.1	$18.2
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by September 30, 2018.
The following table presents components of the change in restructuring liability from December 31, 2016, to September 30, 2017.

Restructuring Liability (In millions)	Total
Balance, December 31, 2016	$9.6
Accruals for severance and other costs	9.5
Payments	(10.9)
Currency translation adjustments and other	0.1
Balance, September 30, 2017	$8.3
Repositioning Expenses    Pretax repositioning expenses included in continuing operations for the three and nine months ended September 30, 2017, were $4.0 million and $6.9 million, respectively, compared with $3.8 million and $10.4 million for the corresponding prior-year periods. The expenses incurred in 2017 primarily relate to third-party consulting costs related to productivity initiatives. Substantially all of these costs have been or are expected to be settled in cash.

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Business interruption insurance recovery	$(11.9)	$—	$(25.0)	$—
Accounts receivable reserve—Venezuela	10.0	—	10.0	—
Currency transaction effects	1.8	(0.2)	3.8	0.1
Chapter 11 expenses, net	0.4	0.4	1.9	2.4
Net (gain) loss on sales of investments and disposals of assets	0.7	(0.1)	1.5	0.1
Third-party acquisition-related costs	0.4	—	0.4	2.5
Loss on early extinguishment of debt	—	—	—	11.1
Other miscellaneous (income) expense	(1.6)	(0.6)	(4.6)	(2.9)
Total other (income) expense, net	$(0.2)	$(0.5)	$(12.0)	$13.3
In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. Grace has received $25.0 million in payments from its third-party insurer through September 30, 2017, under its business interruption insurance policy for lost profits, as a result of the outage. The policy has a $25 million limit per event.
During the third quarter of 2017, Grace recorded a $10.0 million charge to fully reserve for a trade receivable from a Venezuela-based customer related to increased economic uncertainty and the recent political unrest and sanctions.
See Note 3 for more information related to Grace's 2016 early extinguishment of debt.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments(1)	(3.6)	(8.5)	(12.1)
Gain (loss) from hedging activities	0.7	(1.1)	(0.4)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(3.4)	$(9.4)	$(12.8)
___________________________________________________________________________________________________________________
(1)    Tax expense relates to Grace's euro loan net investment hedge, and includes an out-of-period adjustment to recognize the accumulated deferred tax liability related to this hedge. See Note 5.

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.8)	$0.6	$(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Benefit plans, net	(1.5)	0.5	(1.0)
Currency translation adjustments	(17.9)	(3.9)	(21.8)
Gain (loss) from hedging activities	1.5	(1.4)	0.1
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(17.9)	$(4.8)	$(22.7)

Three Months Ended September 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(2.3)	—	(2.3)
Gain (loss) from hedging activities	0.9	(0.3)	0.6
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(1.9)	$(0.1)	$(2.0)

Nine Months Ended September 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.9)	$0.7	$(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.4	(0.2)	0.2
Benefit plans, net	(1.5)	0.5	(1.0)
Currency translation adjustments	(6.4)	—	(6.4)
Gain (loss) from hedging activities	(4.2)	1.5	(2.7)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(12.1)	$2.0	$(10.1)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	—	(21.8)	(1.6)	(23.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	1.7	0.7
Net current-period other comprehensive income (loss)	(1.0)	(21.8)	0.1	(22.7)
Ending balance	$1.2	$45.8	$(3.3)	$43.7

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	(6.4)	(4.3)	(10.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	1.6	0.6
Net current-period other comprehensive income (loss)	(1.0)	(6.4)	(2.7)	(10.1)
Distribution of GCP	(0.2)	135.5	—	135.3
Ending balance	$1.8	$63.0	$(6.4)	$58.4
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Numerators
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$47.4	$41.2	$134.2	$89.7
Income (loss) from discontinued operations, net of income taxes	—	(1.6)	—	(10.9)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$47.4	$39.6	$134.2	$78.8
Denominators
Weighted average common shares—basic calculation	67.9	70.3	68.2	70.5
Dilutive effect of employee stock options	0.1	0.4	0.1	0.4
Weighted average common shares—diluted calculation	68.0	70.7	68.3	70.9
Basic earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.70	$0.59	$1.97	$1.27
Income (loss) from discontinued operations, net of income taxes	—	(0.03)	—	(0.15)
Net income (loss)	$0.70	$0.56	$1.97	$1.12
Diluted earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.70	$0.58	$1.96	$1.27
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	—	(0.16)
Net income (loss)	$0.70	$0.56	$1.96	$1.11
There were 1.6 million and 1.5 million anti-dilutive options outstanding for the three and nine months ended September 30, 2017, compared with 1.0 million for the corresponding prior-year periods.
On February 5, 2015, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500 million, which it completed on July 10, 2017. On February 8, 2017, the Company announced that its Board of Directors authorized a new share repurchase program of up to $250 million, expected to be completed over the next 24 to 36 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During the nine months ended September 30, 2017 and 2016, the Company repurchased 935,435 shares and 737,922 shares of Company common stock for $65.0 million and $55.1 million, respectively, pursuant to the terms of the share repurchase programs. As of September 30, 2017, $218.9 million remained under the current authorization.
13. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace's two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies ("ART"), Grace's joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. ("Chevron"), is managed in this segment. (See Note 14.)

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

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
Reportable Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net Sales
Catalysts Technologies	$317.5	$295.8	$931.8	$834.8
Materials Technologies	112.0	108.7	325.2	323.0
Total	$429.5	$404.5	$1,257.0	$1,157.8
Adjusted EBIT
Catalysts Technologies segment operating income	$103.6	$94.3	$286.1	$260.1
Materials Technologies segment operating income	26.4	26.4	75.4	75.0
Corporate costs	(18.5)	(14.9)	(52.9)	(44.4)
Certain pension costs	(3.4)	(3.1)	(9.7)	(9.3)
Total	$108.1	$102.7	$298.9	$281.4
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

13. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and nine months ended September 30, 2017 and 2016, is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Grace Adjusted EBIT	$108.1	$102.7	$298.9	$281.4
(Costs) benefit related to legacy product, environmental and other claims	(8.5)	(13.1)	(25.5)	(24.2)
Restructuring and repositioning expenses	(9.3)	(5.6)	(17.0)	(28.6)
Accounts receivable reserve—Venezuela	(10.0)	—	(10.0)	—
Pension MTM adjustment and other related costs, net	—	0.2	(1.9)	1.1
Income and expense items related to divested businesses	(0.3)	(0.1)	(1.3)	(0.3)
Third-party acquisition-related costs	(0.4)	—	(0.4)	(2.5)
Gain (loss) on sale of product line	(0.4)	—	(0.4)	0.7
Loss on early extinguishment of debt	—	—	—	(11.1)
Amortization of acquired inventory fair value adjustment	—	(4.1)	—	(4.1)
Interest expense, net	(20.2)	(19.4)	(59.0)	(60.6)
Net income (loss) attributable to noncontrolling interests	(0.3)	0.1	(0.7)	(0.3)
Income (loss) from continuing operations before income taxes	$58.7	$60.7	$182.7	$151.5
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net Sales
United States	$106.7	$115.8	$319.3	$336.4
Canada	12.1	11.8	36.0	34.1
Total North America	118.8	127.6	355.3	370.5
Europe Middle East Africa	173.2	171.6	485.8	472.4
Asia Pacific	119.6	76.7	335.0	231.9
Latin America	17.9	28.6	80.9	83.0
Total	$429.5	$404.5	$1,257.0	$1,157.8
14. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace's investment in ART amounted to $118.0 million and $117.6 million as of September 30, 2017, and December 31, 2016, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $4.8 million and $17.9 million for the three and nine months ended September 30, 2017, compared with $8.5 million and $18.0 million for the corresponding prior-year periods. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

The following summary presents ART's assets, liabilities and results of operations.

(In millions)	September 30, 2017	December 31, 2016
Summary Balance Sheet information:
Current assets	$268.5	$249.2
Noncurrent assets	85.5	84.8
Total assets	$354.0	$334.0

Current liabilities	$121.7	$102.0
Noncurrent liabilities	—	0.3
Total liabilities	$121.7	$102.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net sales	$113.5	$110.1	$321.4	$255.8
Costs and expenses applicable to net sales	100.1	89.8	273.7	213.2
Income before income taxes	10.4	18.2	37.2	37.4
Net income	9.6	17.0	35.8	35.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Grace sales of catalysts to ART	$54.5	$56.1	$159.0	$156.4
Mark-up on Grace's sales to ART included as a reduction of Grace's cost of goods sold	1.1	1.1	3.1	3.1
Charges for fixed costs, research and development, selling, general and administrative services, and depreciation to ART	10.4	6.2	31.2	18.5
The table below lists Grace balances related to ART.

(in millions)	September 30, 2017	December 31, 2016
Accounts receivable	$14.5	$14.9
Noncurrent asset	28.0	27.0
Accounts payable	24.5	28.7
Debt payable within one year	7.7	7.6
Debt payable after one year	33.7	31.9
Noncurrent liability	28.0	27.0

Notes to Consolidated Financial Statements (Continued)

14. Unconsolidated Affiliate (Continued)

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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 24, 2018. No amounts were outstanding at September 30, 2017, and December 31, 2016.
15. Discontinued Operations
As a result of the Separation and Distribution, GCP is now an independent public company, and its common stock is listed under the symbol "GCP" on the New York Stock Exchange. Grace does not beneficially own any shares of GCP common stock and will not consolidate the financial results of GCP in its future financial reporting, as GCP is no longer a related party to Grace subsequent to the Separation. GCP’s historical financial results through the Distribution Date are reflected in Grace’s Consolidated Financial Statements as discontinued operations. For a summary of the Separation and Distribution Agreement and the related Tax Sharing Agreement, see Note 21, "Discontinued Operations" to the Consolidated Financial Statements in Grace's Form 10-K for the year ended December 31, 2016. Grace has filed the full texts of the Separation and Distribution Agreement and the Tax Sharing Agreement with the SEC, which are readily available on the Internet at www.sec.gov.
GCP's historical financial results through the February 3, 2016, Distribution Date and other effects of the Separation for the nine months ended September 30, 2016, are presented as discontinued operations as summarized below:

(In millions)	Nine Months Ended September 30, 2016
Net sales	$99.6
Cost of goods sold	62.6
Gross profit	37.0
Selling, general and administrative expenses	21.6
Research and development expenses	1.7
Repositioning expenses	22.0
Interest expense and related financing costs	0.7
Other expense, net	4.4
Total costs and expenses	50.4
(Loss) Income from discontinued operations before income taxes	(13.4)
Benefit from (provision for) income taxes	2.6
(Loss) Income from discontinued operations after income taxes	(10.8)
Less: Net income attributable to noncontrolling interests	(0.1)
Net (loss) income from discontinued operations	$(10.9)
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2017, as the "third quarter," the quarter ended September 30, 2016, as the "prior-year quarter," the quarter ended June 30, 2017, as the "2017 second quarter," the quarter ended March 31, 2017, as the "2017 first quarter," the nine months ended September 30, 2017, as the "nine months," and the nine months ended September 30, 2016, as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to "emerging regions" refer to emerging and developing regions as defined by the International Monetary Fund.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales increased 6.2% to $429.5 million.

•	Income from continuing operations attributable to Grace increased 15.0% to $47.4 million.

•	Diluted earnings per share from continuing operations increased 20.7% to $0.70 per diluted share.

•	Adjusted EPS increased 12.5% to $0.90 per diluted share.

•	Adjusted EBIT increased 5.3% to $108.1 million.
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

Global Scope
We operate our business on a global scale with approximately 72% of our annual 2016 sales and 75% of our nine months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our legacy product, environmental and other claims; restructuring and repositioning activities; divested businesses; the effects of acquisitions; and certain other items that are not representative of underlying trends.
We use Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, and Adjusted EPS as performance measures and may use these measures in determining certain incentive compensation. We use Adjusted EBIT Return On Invested Capital in making operating and investment decisions and in balancing the growth and profitability of our operations.
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, and Adjusted EPS do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. They distinguish the operating results of Grace's current business base from the costs of Grace's legacy product, environmental and other claims; restructuring and repositioning activities; divested businesses; and certain other items. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP and thus investors and others should review carefully the financial results calculated in accordance with U.S. GAAP.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net sales:
Catalysts Technologies	$317.5	$295.8	7.3%	$931.8	$834.8	11.6%
Materials Technologies	112.0	108.7	3.0%	325.2	323.0	0.7%
Total Grace net sales	$429.5	$404.5	6.2%	$1,257.0	$1,157.8	8.6%
Net sales by region:
North America	$118.8	$127.6	(6.9)%	$355.3	$370.5	(4.1)%
Europe Middle East Africa	173.2	171.6	0.9%	485.8	472.4	2.8%
Asia Pacific	119.6	76.7	55.9%	335.0	231.9	44.5%
Latin America	17.9	28.6	(37.4)%	80.9	83.0	(2.5)%
Total net sales by region	$429.5	$404.5	6.2%	$1,257.0	$1,157.8	8.6%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$103.6	$94.3	9.9%	$286.1	$260.1	10.0%
Materials Technologies segment operating income	26.4	26.4	—%	75.4	75.0	0.5%
Corporate costs	(18.5)	(14.9)	(24.2)%	(52.9)	(44.4)	(19.1)%
Certain pension costs(B)	(3.4)	(3.1)	(9.7)%	(9.7)	(9.3)	(4.3)%
Adjusted EBIT	108.1	102.7	5.3%	298.9	281.4	6.2%
(Costs) benefit related to legacy product, environmental and other claims	(8.5)	(13.1)		(25.5)	(24.2)
Restructuring and repositioning expenses	(9.3)	(5.6)		(17.0)	(28.6)
Accounts receivable reserve—Venezuela	(10.0)	—		(10.0)	—
Pension MTM adjustment and other related costs, net	—	0.2		(1.9)	1.1
Income and expense items related to divested businesses	(0.3)	(0.1)		(1.3)	(0.3)
Third-party acquisition-related costs	(0.4)	—		(0.4)	(2.5)
Gain (loss) on sale of product line	(0.4)	—		(0.4)	0.7
Loss on early extinguishment of debt	—	—		—	(11.1)
Amortization of acquired inventory fair value adjustment	—	(4.1)		—	(4.1)
Interest expense, net	(20.2)	(19.4)	(4.1)%	(59.0)	(60.6)	2.6%
(Provision for) benefit from income taxes	(11.6)	(19.4)	40.2%	(49.2)	(62.1)	20.8%
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$47.4	$41.2	15.0%	$134.2	$89.7	49.6%
Diluted EPS from continuing operations	$0.70	$0.58	20.7%	$1.96	$1.27	54.3%
Adjusted EPS	$0.90	$0.80	12.5%	$2.42	$2.15	12.6%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	41.4%	44.6%	(3.2) pts	40.4%	44.8%	(4.4) pts
Materials Technologies	38.4%	37.8%	0.6 pts	38.3%	39.3%	(1.0) pts
Adjusted Gross Margin	40.6%	42.8%	(2.2) pts	39.8%	43.2%	(3.4) pts
Amortization of acquired inventory fair value adjustment	—%	(1.0)%	1.0 pts	—%	(0.4)%	0.4 pts
Pension costs in cost of goods sold	(0.2)%	(0.2)%	0.0 pts	(0.3)%	(0.1)%	(0.2) pts
Total Grace	40.4%	41.6%	(1.2) pts	39.5%	42.7%	(3.2) pts
Adjusted EBIT:
Catalysts Technologies	$103.6	$94.3	9.9%	$286.1	$260.1	10.0%
Materials Technologies	26.4	26.4	—%	75.4	75.0	0.5%
Corporate, pension, and other	(21.9)	(18.0)	(21.7)%	(62.6)	(53.7)	(16.6)%
Total Grace	108.1	102.7	5.3%	298.9	281.4	6.2%
Depreciation and amortization:
Catalysts Technologies	$22.2	$21.0	5.7%	$64.6	$56.5	14.3%
Materials Technologies	5.0	5.0	—%	14.5	14.7	(1.4)%
Corporate	1.2	1.0	20.0%	3.5	2.6	34.6%
Total Grace	28.4	27.0	5.2%	82.6	73.8	11.9%
Adjusted EBITDA:
Catalysts Technologies	$125.8	$115.3	9.1%	$350.7	$316.6	10.8%
Materials Technologies	31.4	31.4	—%	89.9	89.7	0.2%
Corporate, pension, and other	(20.7)	(17.0)	(21.8)%	(59.1)	(51.1)	(15.7)%
Total Grace	136.5	129.7	5.2%	381.5	355.2	7.4%
Adjusted EBIT margin:
Catalysts Technologies	32.6%	31.9%	0.7 pts	30.7%	31.2%	(0.5) pts
Materials Technologies	23.6%	24.3%	(0.7) pts	23.2%	23.2%	0.0 pts
Total Grace	25.2%	25.4%	(0.2) pts	23.8%	24.3%	(0.5) pts
Adjusted EBITDA margin:
Catalysts Technologies	39.6%	39.0%	0.6 pts	37.6%	37.9%	(0.3) pts
Materials Technologies	28.0%	28.9%	(0.9) pts	27.6%	27.8%	(0.2) pts
Total Grace	31.8%	32.1%	(0.3) pts	30.4%	30.7%	(0.3) pts

Analysis of Operations (In millions)	Four Quarters Ended
	September 30, 2017	December 31, 2016
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$417.8	$400.3
Invested Capital:
Trade accounts receivable	253.1	273.9
Inventories	239.5	228.0
Accounts payable	(195.2)	(195.4)
	297.4	306.5
Other current assets (excluding income taxes)	31.1	32.0
Properties and equipment, net	762.8	729.6
Goodwill	401.7	394.2
Technology and other intangible assets, net	259.2	269.1
Investment in unconsolidated affiliate	118.0	117.6
Other assets (excluding capitalized financing fees)	32.9	34.9
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(129.8)	(144.4)
Other liabilities (excluding legacy environmental matters)	(118.7)	(89.3)
Total invested capital	$1,654.6	$1,650.2
Adjusted EBIT Return On Invested Capital	25.3%	24.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $429.5 million and $1,257.0 million for the third quarter and nine months compared with $404.5 million and $1,157.8 million for the corresponding prior-year periods. Gross margin was 40.4% and 39.5% for the third quarter and nine months compared with 41.6% and 42.7% for the corresponding prior-year periods. Adjusted Gross Margin was 40.6% and 39.8% for the third quarter and nine months compared with 42.8% and 43.2% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended September 30, 2017 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	6.8%	(0.5)%	1.0%	7.3%
Materials Technologies	0.2%	0.1%	2.7%	3.0%
Net sales	5.1%	(0.4)%	1.5%	6.2%
By Region:
North America	(4.8)%	(2.1)%	—%	(6.9)%
Europe Middle East Africa	(2.0)%	(0.7)%	3.6%	0.9%
Asia Pacific	53.4%	2.8%	(0.3)%	55.9%
Latin America	(38.7)%	1.1%	0.2%	(37.4)%
Sales for the third quarter increased 6.2% compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were primarily due to higher demand in Asia. Sales in Materials Technologies were up, primarily driven by favorable currency translation. Sales volumes in Latin America decreased primarily due to discontinued sales in Venezuela and the timing of contract renewals in the region.
Gross margin decreased 120 basis points to 40.4% for the third quarter. Adjusted Gross Margin decreased 220 basis points to 40.6% for the third quarter. The decreases were primarily due to higher manufacturing costs, and product and regional mix.

	Nine Months Ended September 30, 2017 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	11.9%	—%	(0.3)%	11.6%
Materials Technologies	0.6%	(0.2)%	0.3%	0.7%
Net sales	8.8%	(0.1)%	(0.1)%	8.6%
By Region:
North America	(4.0)%	(0.1)%	—%	(4.1)%
Europe Middle East Africa	3.4%	(0.3)%	(0.3)%	2.8%
Asia Pacific	44.2%	0.6%	(0.3)%	44.5%
Latin America	(3.4)%	(0.2)%	1.1%	(2.5)%
Sales for the nine months increased 8.6% compared with the prior-year period. Higher sales volumes in Catalysts Technologies were primarily due to the 2016 polyolefin catalysts acquisition and growth in the existing businesses driven by higher demand in Asia and the Middle East. Higher sales volumes in Materials Technologies were due to higher demand in Asia and Europe, offset by the effect of product lines exited in the first half of 2016.
Gross margin decreased 320 basis points to 39.5% for the nine months from 42.7% for the prior-year period. Adjusted Gross Margin decreased 340 basis points to 39.8% for the nine months from 43.2% for the prior-year period. The decreases were primarily due to product and regional mix including the effect of the 2016 polyolefin catalysts acquisition, and higher manufacturing costs.
Grace Income From Continuing Operations

Income from continuing operations attributable to Grace was $47.4 million for the third quarter, an increase of 15.0% compared with $41.2 million for the prior-year quarter. The increase was primarily due to higher Catalysts Technologies segment operating income and a lower provision for income taxes, partially offset by an accounts receivable reserve for a customer in Venezuela.
Income from continuing operations attributable to Grace was $134.2 million for the nine months, an increase of 49.6% compared with $89.7 million for the prior-year period. The increase was primarily due to higher Catalysts Technologies segment operating income, a lower provision for income taxes, lower restructuring and repositioning expenses, and the 2016 loss on early extinguishment of debt, partially offset by an accounts receivable reserve for a customer in Venezuela and higher corporate costs.

Adjusted EBIT

Adjusted EBIT was $108.1 million for the third quarter, an increase of 5.3% compared with the prior-year quarter. The increase was due to business interruption insurance recoveries for lost profits as a result of a customer outage and higher sales volumes in Catalysts Technologies, partially offset by higher manufacturing costs, unfavorable product and regional mix, lower income from our ART joint venture, and higher operating expenses.
Adjusted EBIT was $298.9 million for the nine months, an increase of 6.2% compared with the prior-year period. The increase was primarily due to higher sales volumes in both segments and business interruption insurance recoveries, partially offset by higher manufacturing costs, unfavorable product and regional mix, and higher operating expenses.
Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended September 30,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$0.70				$0.58
Accounts receivable reserve—Venezuela	$10.0	$3.5	$6.5	0.10	$—	$—	$—	—
Restructuring and repositioning expenses	9.3	2.7	6.6	0.10	5.6	1.4	4.2	0.06
Costs (benefit) related to legacy product, environmental and other claims	8.5	3.0	5.5	0.08	13.1	4.9	8.2	0.12
Third-party acquisition-related costs	0.4	0.1	0.3	—	—	—	—	—
Loss (gain) on sale of product line	0.4	0.1	0.3	—	—	—	—	—
Income and expense items related to divested businesses	0.3	0.1	0.2	—	0.1	—	0.1	—
Amortization of acquired inventory fair value adjustment	—	—	—	—	4.1	1.5	2.6	0.04
Pension MTM adjustment and other related costs, net	—	—	—	—	(0.2)	(0.1)	(0.1)	—
Discrete tax items, including adjustments to uncertain tax positions		5.3	(5.3)	(0.08)		(0.3)	0.3	—
Adjusted EPS				$0.90				$0.80

	Nine Months Ended September 30,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share from continuing operations				$1.96				$1.27
Costs (benefit) related to legacy product, environmental and other claims	$25.5	$9.4	$16.1	0.24	$24.2	$9.0	$15.2	0.21
Restructuring and repositioning expenses	17.0	6.0	11.0	0.16	28.6	9.5	19.1	0.27
Accounts receivable reserve—Venezuela	10.0	3.5	6.5	0.10	—	—	—	—
Pension MTM adjustment and other related costs, net	1.9	0.7	1.2	0.02	(1.1)	(0.3)	(0.8)	(0.01)
Income and expense items related to divested businesses	1.3	0.5	0.8	0.01	0.3	0.1	0.2	—
Third-party acquisition-related costs	0.4	0.1	0.3	—	2.5	0.7	1.8	0.03
Loss (gain) on sale of product line	0.4	0.1	0.3	—	(0.7)	(0.3)	(0.4)	(0.01)
Loss on early extinguishment of debt	—	—	—	—	11.1	4.1	7.0	0.10
Amortization of acquired inventory fair value adjustment	—	—	—	—	4.1	1.5	2.6	0.04
Discrete tax items, including adjustments to uncertain tax positions		4.9	(4.9)	(0.07)		(17.7)	17.7	0.25
Adjusted EPS				$2.42				$2.15
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the third quarter was 25.3% on a trailing four quarters basis compared with 24.3% on the same basis as of December 31, 2016.
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
Net Sales—Grace Catalysts Technologies

Sales were $317.5 million for the third quarter, an increase of 7.3% compared with the prior-year quarter. The increase was due to higher sales volumes (+6.8%) and favorable currency translation (+1.0%), partially offset by lower pricing (-0.5%). Higher sales volumes were driven by higher demand, primarily in Asia. Sales volumes of refining catalysts increased compared with the prior-year quarter, primarily in Asia, due to higher bid business, demand for new products, and new customer acquisition. Sales volumes of specialty catalysts increased compared with the prior-year quarter primarily due to stronger demand and order timing for polypropylene and polyethylene catalysts in Asia. Specialty catalysts sales volumes were down in North America and Europe compared to the prior-year quarter as both regions were negatively impacted by customer and supplier outages related to hurricane events, which had an unfavorable impact on sales of approximately $7 million. Favorable currency translation affected both product groups as the U.S. dollar weakened against multiple currencies, especially the euro, compared with the prior-year quarter.
Sales were $931.8 million for the nine months, an increase of 11.6% compared with the prior-year period. The increase was due to higher sales volumes (+11.9%), partially offset by unfavorable currency translation (-0.3%). Higher sales volumes primarily related to the 2016 polyolefin catalysts acquisition and organic growth in the existing businesses driven by higher demand in Asia, the Middle East, and Eastern Europe. Sales volumes of refining catalysts increased compared with the prior-year period, primarily in Asia and the Middle East due to bid business, penetration of new products, and new customer acquisition. Sales volumes of specialty catalysts, excluding the sales resulting from the polyolefin catalysts acquisition from the 2017 first half, increased in Asia due to higher demand for polypropylene and polyethylene catalysts and customer order timing of chemical catalysts compared with the prior-year period. Specialty catalysts sales volumes were negatively impacted in the third quarter by customer and supplier outages related to hurricane events. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year period.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $131.3 million for the third quarter, a decrease of 0.5% compared with the prior-year quarter. Gross margin of 41.4% decreased 320 basis points from 44.6% for the prior-year quarter. The decrease in gross margin was primarily due to product and regional mix, higher manufacturing costs, and lower pricing.
Operating income was $103.6 million for the third quarter, an increase of 9.9% compared with the prior-year quarter, primarily due to business interruption insurance recoveries and higher sales volumes. Hurricane events had an unfavorable impact on operating income in the third quarter of approximately $4 million. The increase was partially offset by the impact of lower gross margins and lower income from the ART joint venture. The ART joint venture contributed $4.8 million to operating income, a decrease of $3.7 million compared with the prior-year quarter. Operating margin for the third quarter was 32.6%, an increase of 70 basis points compared with the prior-year quarter.
Gross profit was $376.2 million for the nine months, an increase of 0.6% compared with the prior-year period. Gross margin of 40.4% decreased 440 basis points compared with 44.8% for the prior-year period. The decrease in gross margin was primarily due to product and regional mix, including the effect of the 2016 polyolefin catalysts acquisition, and higher manufacturing costs.
Operating income was $286.1 million for the nine months, an increase of 10.0% compared with the prior-year period, primarily due to business interruption insurance recoveries and higher gross profit, partially offset by unfavorable currency translation. The ART joint venture contributed $17.9 million to operating income, a decrease of $0.1 million compared with the prior-year period. Operating margin for the nine months was 30.7%, a decrease of 50 basis points compared with the prior-year period.
In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. We have recognized a benefit of and received $25.0 million in payments from our third-party insurer through September 30, 2017, under our business interruption insurance policy for lost profits as a result of the outage. The policy has a $25.0 million limit per event.
In the third quarter, we recorded a $10.0 million charge to fully reserve for a trade receivable from a Venezuela-based customer related to increased economic uncertainty and the recent political unrest and sanctions. This charge has been excluded from Adjusted EBIT due to the nature of the situation.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $112.0 million for the third quarter, an increase of 3.0% compared with the prior-year quarter. The increase was due to favorable currency translation (+2.7%), higher sales volumes (+0.2%), and improved pricing (+0.1%). Sales volumes increased due to higher silica sales, primarily in Asia, offset by lower pharma fine chemicals sales.
Sales were $325.2 million for the nine months, an increase of 0.7% compared with the prior-year period, including the negative effect (-3.6%) of product lines exited in 2016. The increase was due to higher sales volumes (+0.6%) and favorable currency translation (+0.3%), partially offset by lower pricing (-0.2%).
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $43.0 million for the third quarter, an increase of 4.6% compared with the prior-year quarter. Gross margin was 38.4% compared with 37.8% for the prior-year quarter. The increase in gross margin was primarily due to product and regional mix, partially offset by higher manufacturing costs.
Operating income was $26.4 million for the third quarter, flat compared with the prior-year quarter. Higher gross profit and favorable currency translation were offset by higher operating expenses. Operating margin for the third quarter was 23.6%, a decrease of 70 basis points compared with the prior-year quarter.

Gross profit was $124.4 million for the nine months, a decrease of 2.0% compared with the prior-year period. Gross margin of 38.3% decreased 100 basis points compared with 39.3% for the prior-year period. The decrease in gross margin was primarily due to higher manufacturing costs.
Operating income was $75.4 million for the nine months, an increase of 0.5% compared with the prior-year period. Operating margin for the nine months was 23.2%, flat compared with the prior-year period.
Corporate Costs

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the third quarter were $18.5 million, an increase of $3.6 million from the prior-year quarter primarily due to the absence of Separation-related transition services income and an unfavorable comparison to lowered incentive accruals in 2016.
Corporate costs for the nine months were $52.9 million, an increase of $8.5 million compared with the prior-year period, primarily due to a favorable settlement of a claim in 2016 and an unfavorable comparison to lowered incentive accruals in 2016.
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $3.4 million and $9.7 million compared with $3.1 million and $9.3 million for the corresponding prior-year periods.
Interest and Financing Expenses
Net interest and financing expenses were $20.2 million for the third quarter, an increase of 4.1% compared with the prior-year quarter, primarily due to borrowings on the revolving credit facility. Net interest and financing expenses were $59.0 million for the nine months, a decrease of 2.6% compared with the prior-year period, primarily due to voluntary prepayments related to our term loans in February and March 2016.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the third quarter and the prior-year quarter would have been $20.5 million and $21.2 million, respectively, compared with the recorded provision of $11.6 million and $19.4 million, respectively. The income tax provision at the statutory rate of 35% for the nine months and the prior-year period would have been $63.9 million and $53.0 million, respectively, compared with the recorded provision of $49.2 million and $62.1 million, respectively. The primary differences between the tax provision at the U.S. statutory rate and the recorded provision for income taxes are the effect of lower tax rates in foreign jurisdictions, share-based compensation deductions, the impact of state law changes, research and development credits, and other adjustments to deferred tax assets.
We generated U.S. federal tax deductions relating to our emergence from bankruptcy. These deductions generated U.S. federal NOL carryforwards in 2014, which we will carry forward and expect to utilize in subsequent years. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period for deduction against future taxable income. We also generated U.S. federal tax deductions of $30 million upon payment of the ZAI PD obligation in the 2017 first quarter. (See Note 8.) The total domestic deferred tax assets associated with NOLs, credits, and other tax attributes as of September 30, 2017, was approximately $640 million.
We pay cash taxes in foreign jurisdictions and a limited number of states. Income taxes paid in cash were $44.1 million for the nine months, or approximately 24% of income before income taxes. Income tax refunds received for the nine months were $30.2 million. Income taxes paid in cash for the prior-year period, including payments related to the Separation, were $42.4 million, or approximately 28% of income before taxes. Income tax refunds received for the prior-year period were $2.3 million.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2017.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt; and the return of cash to shareholders through repurchase of shares and dividends.
On February 5, 2015, we announced that the Board of Directors had authorized a share repurchase program of up to $500 million, which we completed on July 10, 2017. On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million. Under these programs, during the nine months we repurchased 935,435 shares of Company common stock for $65.0 million. As of September 30, 2017, $218.9 million remained under the current authorization.
In the 2016 second quarter, we began to pay a quarterly cash dividend, at an annual rate of $0.68 per share of Company common stock. On February 8, 2017, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.84 per share of Company common stock, which became effective in the 2017 first quarter. We paid cash dividends of $43.0 million during the nine months.
We believe that the cash we expect to generate during 2017 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and meet our debt and pension obligations.
Cash Resources and Available Credit Facilities
At September 30, 2017, we had available liquidity of $475.5 million, consisting of $175.7 million in cash and cash equivalents ($30.3 million in the U.S.), $265.0 million available under our revolving credit facility, and $34.8 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit.
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
The following table summarizes our non-U.S. credit facilities as of September 30, 2017:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Germany	$58.7	$5.5	12/31/2017
Other countries	51.4	29.3	Various through 2020
Total	$110.1	$34.8

Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash provided by (used for) operating activities from continuing operations	$267.5	$207.6
Net cash provided by (used for) investing activities from continuing operations	(90.0)	(324.6)
Net cash provided by (used for) financing activities from continuing operations	(99.6)	87.4
Effect of currency exchange rate changes on cash and cash equivalents	7.2	2.7
Increase (decrease) in cash and cash equivalents from continuing operations	85.1	(26.9)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8
Net increase (decrease) in cash and cash equivalents	85.1	17.9
Less: cash and cash equivalents of discontinued operations	—	(143.4)
Cash and cash equivalents, beginning of period	90.6	329.9
Cash and cash equivalents, end of period	$175.7	$204.4
Net cash provided by operating activities from continuing operations for the nine months was $267.5 million, compared with $207.6 million for the prior-year period. The year-over-year change in cash flow was primarily due to higher income and lower cash paid for repositioning due to the completion of the Separation in 2016, and an income tax refund, partially offset by the 2017 first quarter payment of $30.0 million to fund the PD Trust.
Net cash used for investing activities from continuing operations for the nine months was $90.0 million, compared with $324.6 million for the prior-year period. The year-over-year change in cash flow was primarily due to the 2016 second quarter payment of $245.1 million for the polyolefin catalysts acquisition, which was partially offset by $11.3 million in proceeds from the sale of assets in the same quarter.
Net cash used for financing activities from continuing operations for the nine months was $99.6 million, compared with net cash provided of $87.4 million in the prior-year period. In 2016, we received a $750 million distribution of cash from GCP, of which $600 million was used to pay down our euro and U.S. dollar term loans. In 2017, we paid cash dividends of $43.0 million, compared with $24.1 million in the prior-year period.
Included in net cash provided by (used for) operating activities from continuing operations are legacy product, environmental and other claims paid of $50.1 million and $17.3 million, restructuring expenses paid of $10.9 million and $13.6 million, repositioning expenses paid of $6.3 million and $35.4 million, and cash paid for third-party acquisition-related costs of $0.1 million and $1.6 million for the nine months and prior-year period, respectively; and cash taxes related to repositioning of $2.6 million for the prior-year period. Included in capital expenditures are $1.8 million related to repositioning for the prior-year period. These cash flows totaled $67.4 million and $72.3 million for the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2017, was $1,568.4 million.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
U.S. advance-funded plans	$0.3	$—	$0.3	$—
U.S. pay-as-you-go plans	$2.1	$2.0	$5.8	$5.6
Non-U.S. advance-funded plans	0.2	0.4	0.7	1.0
Non-U.S. pay-as-you-go plans	1.8	1.7	5.4	5.5
Total Cash Contributions	$4.4	$4.1	$12.2	$12.1
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $6.1 million and $6.5 million to these plans during the nine months and the prior-year period.
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
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials, energy and transportation; the effectiveness of Grace's research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace's funded and unfunded pension obligations; Grace's legal and environmental proceedings and insurance recoveries; environmental compliance costs; uncertainties related to Grace's ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships; the inability to retain key personnel; natural disasters such as storms and floods; changes in tax laws and regulations; and those additional factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2017, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 5, 2015, we announced that our Board of Directors had authorized a share repurchase program of up to $500 million, which we completed on July 10, 2017. On February 8, 2017, we announced that the Board of Directors authorized an additional share repurchase program of up to $250 million. Repurchases under the programs may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Company common stock by Grace or any "affiliated purchaser" of Grace during the three months ended September 30, 2017:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2017 - 7/31/2017	144,700	71.38	144,700	243.6
8/1/2017 - 8/31/2017	365,062	67.58	365,062	218.9
9/1/2017 - 9/30/2017	—	—	—	218.9
Total	509,762	68.66	509,762
Item 4.    MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Report.
Item 6.    EXHIBITS
In reviewing the agreements included as exhibits to this and other Reports filed by Grace with the Securities and Exchange Commission (the "SEC"), please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Grace or other parties to the agreements. The agreements generally contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement. These representations and warranties:

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Grace may be found elsewhere in this report and Grace's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
15	Accountants' Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: November 2, 2017	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: November 2, 2017	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: November 2, 2017	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)