Form 10-K
period 2017-12-31
W R GRACE & CO
filed 2018-02-22
CIK 1045309

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $72.01 as reported on the New York Stock Exchange was $4,876,308,803.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
At January 31, 2018, 67,693,241 shares of W. R. Grace & Co. Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to our stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2018, are incorporated by reference into Part III.

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
Unless the context indicates otherwise, in this Report the terms "Grace," "we," "us," or "our" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates, and the term the "Company" means W. R. Grace & Co. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report.
The Financial Accounting Standards Board® is referred to in this Report as the "FASB." The FASB issues, among other things, the FASB Accounting Standards Codification® ("ASC") and Accounting Standards Updates ("ASU"). The U.S. Internal Revenue Service is referred to in this Report as the "IRS."

PART I

Item 1.    BUSINESS
BUSINESS OVERVIEW
W. R. Grace & Co. is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through two reportable business segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications; and Grace Materials Technologies, which includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications. We entered the specialty chemicals industry in 1954, the year in which we acquired the Davison Chemical Company. Grace is the successor to a company that began in 1854 and originally became a public company in 1953. W. R. Grace & Co. is a Delaware corporation. Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044; website is at www.grace.com; and telephone is +1 410.531.4000. As of December 31, 2017, we had approximately 3,700 global employees.
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
In 2016, we exited certain Grace Materials Technologies product lines, as these product lines no longer fit into our strategic growth plans. We sold certain of these assets to unaffiliated buyers for aggregate proceeds of $12.9 million.
On February 3, 2014, Grace concluded a voluntary reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, when the joint plan of reorganization (the "Joint Plan") filed by Grace and certain other parties became effective.
On December 14, 2017, we signed a definitive agreement to acquire the polyolefin catalysts business of Albemarle Corporation for $416 million, subject to regulatory approvals and other customary closing conditions. This acquisition would be complementary to our Specialty Catalysts business and would strengthen our catalysts technology portfolio, commercial relationships, and manufacturing network.
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications, as follows:

•
Fluid catalytic cracking catalysts - also called FCC catalysts, that help to "crack" the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units; and Methanol-to-Olefins (MTO) catalysts, used to convert methanol, often derived from coal, into petrochemical feeds such as ethylene and propylene.

•
Hydroprocessing catalysts (HPC) - most of which are marketed through our Advanced Refining Technologies LLC, or ART, joint venture with Chevron Products Company ("Chevron"), that are used in process reactors to upgrade heavy oils into lighter, more useful products that comply with rising environmental standards by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process. (We hold a 50% economic interest in ART, which is not consolidated in our financial statements so ART's sales are excluded from our sales.)

•
Polyolefin catalysts and catalyst supports - also called specialty catalysts (SC), for the production of polypropylene and polyethylene thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles; chemical catalysts used in a variety of industrial, environmental and consumer applications.

•
Gas-phase polypropylene process technology - which provides our licensees with a cost-effective, flexible, and reliable capability to manufacture polypropylene products across a wide spectrum of performance attributes enabling customers to manufacture products for a broad array of end-use applications.

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications, as follows:

•	Coatings - functional additives for wood and architectural coatings that provide surface effects and corrosion protection for metal substrates.

•	Consumer/Pharma - specialized materials used as additives and intermediates for pharmaceuticals, nutraceuticals, beer, toothpaste, food and cosmetic segments.

•	Chemical process - functional materials for use in plastics, rubber, tire, metal casting and adsorbent products for petrochemical and natural gas applications.
Global Scope
We operate our business on a global scale with approximately 75% of our 2017 sales outside the United States. We operate and/or sell to customers in over 60 countries and in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Strategy Overview
Our strategy is to capture growth opportunities arising primarily from global macro trends, including the rising standards of living and expanding middle class in developing regions, and increasingly stringent environmental standards and regulations. We strive to increase enterprise value by profitably growing our specialty chemicals and specialty materials businesses in the global marketplace and achieving high levels of efficiency and cash flow. To meet these objectives, we plan to:

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

•
continue our commitment to manufacturing excellence, including process and productivity improvements, quality and cost-management; rigorous controls on working capital and capital spending; and the integration of our operations and supply chain management; and

•
invest in commercial excellence, which includes among other things, demonstrating the financial value of our products to the operations and end markets of our customers, managing our business development pipeline, and supporting our channel partners.

PRODUCTS AND MARKETS
Specialty Chemicals and Materials Industry Overview
Specialty chemicals and specialty materials are high value-added products used as catalysts, intermediates, components, protectants or additives in a wide variety of products and applications. They are generally produced in relatively small volumes (compared with commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals and specialty materials are often critical components of end products, catalysts for the production of end products, and components used in end products. Consequently, they are tailored to meet customer needs, which generally results in close relationships with our customers.
We focus our business on the following, which we believe are important competitive factors in the specialty chemicals and specialty materials industry:

•	value-added products, technologies and services, sold at competitive prices;

•	customer service, including rapid response to changing customer needs;

•	technological leadership (resulting from investment in research and development and technical customer service); and

•	quality and reliability of product and supply.
We believe that our focus on these competitive factors enables us to deliver significant value to customers at competitive prices and operating margins notwithstanding the increased customer service and research and development costs that this commitment entails.
Grace Catalysts Technologies Reportable Segment
Catalysts Technologies principally applies alumina, zeolite and inorganic support technologies in the design and manufacture of products with the goal of creating significant value for our diverse customer base. Our customers include major oil refiners as well as plastics and chemicals manufacturers. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products that help our customers create value in their operations and their end markets.
The following table sets forth Catalysts Technologies sales of similar products, technologies, and services as a percentage of Grace total revenue.

	2017		2016		2015
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Refining catalysts	$758.1	44.2%	$724.9	45.3%	$764.5	47.0%
Polyolefin and chemical catalysts	518.4	30.2%	438.8	27.5%	397.6	24.4%
Total Catalysts Technologies Revenue	$1,276.5	74.4%	$1,163.7	72.8%	$1,162.1	71.4%

The following table sets forth Catalysts Technologies sales by region as a percentage of Catalysts Technologies total revenue.

	2017		2016		2015
(In millions)	Sales	% of Catalysts Technologies Revenue	Sales	% of Catalysts Technologies Revenue	Sales	% of Catalysts Technologies Revenue
North America	$386.9	30.3%	$386.2	33.2%	$375.9	32.4%
Europe Middle East Africa	454.5	35.6%	438.8	37.7%	402.5	34.6%
Asia Pacific	365.7	28.7%	261.1	22.4%	293.0	25.2%
Latin America	69.4	5.4%	77.6	6.7%	90.7	7.8%
Total Catalysts Technologies Revenue	$1,276.5	100.0%	$1,163.7	100.0%	$1,162.1	100.0%
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
Since our customers are refiners, our business is highly dependent on the economics of the petroleum refining industry. In particular, demand for our FCC products is affected by refinery throughput, the type and quality of refinery feedstocks, and the demand for transportation fuels and other refinery products, for example petrochemical feeds such as propylene.
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
Refinery crude oil feedstocks vary in quality from light and sweet to heavy and sour. Light and sweet feedstocks are typically more expensive than heavy and sour feedstocks and yield a greater proportion of high-value petroleum products. They also yield a lower proportion of residual oil, or "resid," which is generally the lowest value component contained in crude oil. Although heavy and sour feedstocks with high resid content are typically less expensive than higher quality feedstocks, the processing of high-resid feedstocks is more difficult because these feedstocks have more impurities and higher boiling points. Heavy and sour crude oil has a relatively high level of metals, nitrogen and sulfur contamination. Our customers generally determine the feedstocks to be used in their refineries based on relative pricing and availability of various quality feedstocks. Refinery configuration and complexity also plays a role in feedstock selection; more complex refineries tend to process a higher proportion of heavy and sour feedstocks. In general, as a refinery uses more heavy and sour feedstocks, it uses a greater amount of FCC catalyst. In addition, refiners use special high value-added formulations of FCC catalysts for efficient refining of heavy and sour feedstocks. We have designed our MIDAS® catalyst, IMPACT® catalyst, NEKTOR™ catalyst, and GENESIS® catalyst product portfolios to enable our customers to increase the efficiency and yield of high-resid feedstock refining.
Many countries and regions, including the U.S., European Union, Japan, Russia, India and China have imposed regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur-reduction targets, including our D-PRISM® and GSR® additives and our SURCA® catalyst family.

Within certain limits, refiners have the ability to adjust their relative output of transportation fuels versus petrochemical feeds. Global economic growth, especially in emerging regions, has increased the demand for plastics at a faster rate than growth of transportation fuels. As a result, some of our refinery customers have sought increased profits from petrochemicals by increasing the yield of petrochemical feeds such as propylene from their FCC units. Our ZSM-5-based technologies, including our OLEFINSULTRA® additive products, are designed to maximize the propylene and butylene output of FCC units.
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
Competition in FCC catalysts and additives is based on value delivered to refiners, which is derived from differentiated technology, catalyst performance, technical and customer service and price. Our principal global FCC catalyst competitors are Albemarle, BASF, and SINOPEC. Our principal global competitors in FCC additives are Johnson Matthey, Albemarle, and BASF. We also have multiple regional competitors for FCC catalysts and additives.
An emerging market is developing for the conversion of methanol, either derived from coal gasification or from natural gas, into petrochemical feeds such as ethylene and propylene. This technology, known as Methanol-to-Olefins, or MTO, has created the need for an FCC-like catalyst for use in this processing unit. A number of MTO units have been constructed and are operating in China, with additional units in the planning and construction phases. Our MTO catalyst, GCQ™, was introduced in 2016 and has been used successfully in a number of customer MTO units. Competition is based on catalyst performance, technical service and price. Our primary competitors are UOP and Chia Tai.
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
We have rights to sell hydrocracking and lubes hydroprocessing catalysts to licensees of Chevron Lummus Global (CLG) and other petroleum refiners for unit refills. These rights allow us to streamline hydroprocessing catalyst supply and improve technical service for refining customers by establishing ART as their single point of contact for all their hydroprocessing catalyst needs.
Competition in the hydroprocessing catalyst industry is based on value delivered to refiners, which is based on differentiated technology, catalyst performance, technical and customer service and price. Criterion, Albemarle, Haldor Topsoe, UOP and Axens are our leading global competitors in hydroprocessing catalysts. We also have multiple regional competitors.

Grace Catalysts Technologies—Polyolefin Catalysts, Catalyst Supports and Polypropylene Process Technology
We are a leading provider of catalyst systems and catalyst supports to the polyolefins industry for a variety of polyethylene and polypropylene process technologies. These types of catalysts are used for the manufacture of polyethylene and polypropylene thermoplastic resins used in differentiated products such as plastic film, high-performance plastic pipe, automobile parts, household appliances, household containers, medical instruments, and many other end uses.
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
Our standard and customized DAVICAT® catalysts offer a wide range of chemical and physical properties based on our material science technology for supported catalysts, polystyrene, herbicide, nutraceuticals and on-purpose olefins. Our RANEY® nickel, cobalt and copper hydrogenation and dehydrogenation catalysts are used for the synthesis of organic compounds for the fibers, polyurethanes, engineered plastics, pharmaceuticals, sweeteners and petroleum industries.
The polyolefin catalyst and supports industry is technology-intensive, and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts and supports including Univation, LyondellBasell, Albemarle and PQ, and most sell their products worldwide.
We are also a leading licensor of gas-phase polypropylene process technology to polypropylene manufacturers. Our UNIPOL® polypropylene technology is designed to have fewer moving parts and require less equipment than other competing technologies in order to reduce operating costs. This technology provides our licensees with a flexible and reliable capability to manufacture products for a broad array of end-use applications. The polypropylene process licensing industry is technology-intensive, and licensors must adapt the technology and the related licenses to meet individual customer needs. The major competing polypropylene process licensors are LyondellBasell and Lummus Novolen Technology.
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
Seasonality does not have a significant overall effect on our Catalysts Technologies reportable segment. However, sales of FCC catalysts tend to be lower in the first calendar quarter due to maintenance outages taken prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. FCC catalysts and ebullating-bed hydroprocessing catalysts are consumed at a relatively steady rate and are replaced regularly. Fixed-bed hydroprocessing catalysts are consumed over a period of years and are replaced in bulk in an irregular pattern. Since our customers periodically shut down their refining processes to replace fixed-bed hydroprocessing catalysts in bulk, our hydroprocessing catalyst sales to any customer can vary substantially over the course of a year and between years based on that customer's catalyst replacement schedule.
The principal raw materials for Catalysts Technologies products include molybdenum oxide, zeolite, caustic soda, sodium aluminate, sodium silicate, aluminum sulfate, nickel, alumina hydrate, alumina, aluminum metal, rare earths, and tungsten salt. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.
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
Grace Materials Technologies Reportable Segment
Materials Technologies principally applies specialty silica, zeolite and fine chemical technologies in the design and manufacture of products to create significant value for our diverse customer base. Our customers include coatings manufacturers, consumer product manufacturers, plastics manufacturers, petrochemical and natural gas processors, and pharmaceutical companies. We believe that our technological expertise and broad technology platform provide a competitive advantage, allowing us to tailor our products to specific customer requirements and help them create value in their operations and end markets.
The following table sets forth Materials Technologies sales of similar products as a percentage of Grace total revenue.

	2017		2016		2015
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Coatings	$142.2	8.3%	$136.5	8.5%	$133.6	8.2%
Consumer/Pharma	123.3	7.2%	121.9	7.6%	125.1	7.7%
Chemical process	153.5	8.9%	142.6	8.9%	137.0	8.4%
Other	21.0	1.2%	33.9	2.2%	70.4	4.3%
Total Materials Technologies Revenue(1)	$440.0	25.6%	$434.9	27.2%	$466.1	28.6%
___________________________________________________________________________________________________________________

(1)	In 2016, we exited certain product lines that accounted for approximately $35 million of Materials Technologies sales in 2015.

The following table sets forth Materials Technologies sales by region as a percentage of Materials Technologies total revenue.

	2017		2016		2015
(In millions)	Sales	% of Materials Technologies Revenue	Sales	% of Materials Technologies Revenue	Sales	% of Materials Technologies Revenue
North America	$99.1	22.5%	$104.5	24.0%	$114.1	24.5%
Europe Middle East Africa	213.2	48.5%	209.0	48.1%	218.7	46.9%
Asia Pacific	94.1	21.4%	87.8	20.2%	97.9	21.0%
Latin America	33.6	7.6%	33.6	7.7%	35.4	7.6%
Total Materials Technologies Revenue	$440.0	100.0%	$434.9	100.0%	$466.1	100.0%
Grace Materials Technologies—Silica-based Products
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

Application	Use	Key Brands
Coatings	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
	Defoamers	ZEOFLO®, ZEOFOAM®
Consumer/ Pharma	Toothpaste abrasives and thickening agents	SYLODENT®, SYLOBLANC®, SIDENT®
	Free-flow agents, anticaking agents, heating agents, tabletting aids, cosmetic additives and flavor carriers	PERKASIL®, SYLOID®, SYLOSIV®, ZEOFLO® , ZEOFOAM®
	Edible oil refining agents, stabilizers and clarification aids for beer, juices and other beverages	TRISYL®, DARACLAR®
	Pharmaceutical excipients and drug delivery	SYLOID® FP, SYLOID® XDP, SILSOL®
	Fine chemical intermediates and regulatory starting materials	SYNTHETECH™
	Chromatography purification media	DAVISIL®, VYDAC®
Chemical Process	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Static adsorbents for dual pane windows and refrigerant applications, moisture scavengers, and package desiccants	PHONOSORB®, SYLOSIV®, CRYOSIV®, PROTEKSORB®
	Chemical metal polishing aids and formulations for chemical mechanical planarization/electronics applications	POLIEDGE®
	Antiblocking additives for plastic films to prevent adhesion of layers in manufacturing	SYLOBLOC®
	Process adsorbents used in petrochemical and natural gas processes for such applications as ethylene-cracked-gas-drying, natural gas drying and sulfur removal	SYLOBEAD®
Our materials are integrated into our customers' manufacturing processes and when combined with our technical support, can increase the efficiency and performance of their operations and their products. By working closely with our customers, we seek to help them respond quickly to changing consumer demands. In addition, we focus on developing and manufacturing products that differentiate our customers' products and help them meet evolving regulatory and environmental requirements. For example, our coatings additives are designed to be used in more sustainable water-based and VOC-compliant coatings. Our pharmaceutical excipients help improve bioavailability, extend shelf-life, and/or make drug manufacturing more efficient. Our dental silicas are engineered to provide high cleaning with gentle abrasivity. Our beer stabilization silicas offer greater productivity to breweries while reducing solid waste and water usage. Our custom manufacturing of advanced intermediates supports pharmaceutical drug development processes, enabling commercialization of life-saving therapies.
Our products are used in a wide range of industries, including paint and coatings, pharmaceutical, food and beverage, personal care, plastics and rubber, and petrochemical and biofuels. We can modify the base silica and surface chemistry for our customers in order to enhance our product performance for their unique applications.
Our global footprint allows us to partner effectively with both multinational and regional companies requiring multiple manufacturing facilities complemented by regional technical expertise in local languages. There are many manufacturers of engineered materials that market their products on a global basis including Evonik, PQ, and UOP. Competition is generally based on product performance, technical service, quality and reliability, price, and other differentiated product features to address the needs of customers, end-users and brand owners. Our products compete on the basis of distinct technology, product quality, and customer support. Competition for these products is highly fragmented, with a large number of companies that sell their products on a global or regional basis.
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
The principal raw materials for Materials Technologies products include sodium silicate, zeolite, soda ash, sulfuric acid, and caustic soda. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.
Prices for many of our raw materials and energy can be volatile. In response to increases in raw material and energy costs, we generally take actions intended to mitigate the effect of higher costs including increasing prices, developing alternative formulations for our products, and increasing productivity.
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
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for 2017, 2016 and 2015 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 17 (Segment Information) to the Consolidated Financial Statements, which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors), which disclosure is incorporated herein by reference.
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
Research and development expenses were approximately $54 million, $49 million, and $47 million in 2017, 2016, and 2015, respectively. These amounts include depreciation and amortization expenses related to research and development assets and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods. Grace also conducts research and development activities with our ART joint venture, which are not included in the amounts above.
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
We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2018 and 2019, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

(In millions)	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
2015	$47	$15	$12
2016	62	10	18
2017	51	7	20
2018(1)	53	19	24
2019(1)	55	18	13
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

Additional information about our environmental remediation activities is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 10 (Commitments and Contingent Liabilities) to the Consolidated Financial Statements, which information is incorporated herein by reference.
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
EMPLOYEE RELATIONS
As of December 31, 2017, we employed approximately 3,700 persons, of whom approximately 1,900 were employed in the United States and approximately 1,000 were employed in Germany. Of our total employees, approximately 2,200 were salaried and 1,500 were hourly.
Approximately 640 of our manufacturing employees in the United States are represented by unions. We have operated without a labor work stoppage for more than 10 years. We have works councils representing the majority of our European sites serving approximately 1,100 employees.
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

EXECUTIVE OFFICERS
See "Executive Officers of the Registrant" following Part I, Item 4 of this Report for information about our Executive Officers.
Item 1A.    RISK FACTORS
This Report, including the Financial Supplement, contains, and our other public communications may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding: expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities, are forward looking. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. We are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to differ materially from those contained in the forward-looking statements include those factors set forth below and elsewhere in this Annual Report on Form 10-K. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date those projections and statements are made. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document. In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:
Risks Related to the Business
The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We operate our business on a global scale with approximately 75% of our 2017 sales outside the United States. We operate and/or sell to customers in over 60 countries and in over 30 currencies. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in EMEA (Europe Middle East Africa), Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a substantial majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:

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

•
we may have to pay increased cash taxes in the event of a change in tax laws, regulations or interpretations in one or more foreign jurisdictions, and our business, financial condition or results of operations, or liquidity could be adversely affected; and

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
As a manufacturer of specialty chemicals and specialty materials, we are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of chemicals and other materials. We have expended substantial funds to comply with such laws and regulations and have established a policy to minimize our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes, and if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.
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
We operated a vermiculite mine in Libby, Montana, until 1990. Some of the vermiculite ore that was mined at the Libby mine contained naturally occurring asbestos. We are cooperating with the U.S. Environmental Protection Agency and other federal, state and local governmental agencies in a remedial investigation and feasibility study ("RI/FS") of the Libby mine and the surrounding area to determine the location, scope and extent of required remediation. The EPA is also investigating or remediating formerly owned or operated sites that processed Libby vermiculite into finished products. We are cooperating with the EPA on these investigation and remediation activities, and have recorded a liability to the extent that our review has indicated that a probable liability has been incurred and the cost is estimable.
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
We have a substantial amount of debt. As of December 31, 2017, we had $1,033.1 million of unsecured indebtedness outstanding and $510.8 million of secured indebtedness outstanding. Our indebtedness may have material effects on our business, including to:

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

If we incur additional debt, the risks related to our indebtedness may intensify. We expect to incur additional debt in connection with the announced polyolefin catalysts acquisition.
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
As of December 31, 2017, $301.3 million, or approximately 20%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. An increase of 100 basis points in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $3.0 million, assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2017, remains the same.
We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2017, were approximately $1,110 million, or approximately $107 million less than the measured pension benefit obligation on a U.S. GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
Our obligation to make payments to the PD Trust in respect of asbestos PD Claims (other than ZAI PD Claims) is not capped and we may be obligated to make additional payments.
Under the Joint Plan of reorganization that concluded Grace's status as a debtor under Chapter 11, as discussed above (the "Joint Plan"), an asbestos property damage trust has been established and funded under Section 524(g) of the Bankruptcy Code. The order of the Bankruptcy Court confirming the Joint Plan contains a channeling injunction which provides that all pending and future asbestos-related property damage claims and demands, PD Claims, can only be brought against the PD Trust. The PD Trust contains two accounts. One of these accounts, the PD Account, is funded solely in respect of PD Claims other than those PD Claims related to our former ZAI attic insulation product. Unresolved and future non-ZAI PD Claims are to be litigated pursuant to procedures approved by the Bankruptcy Court and, to the extent such PD claims are determined to be allowed claims, are to be paid in cash by the PD Trust. We are obligated to make a payment to the PD Trust every six months in the amount of any non-ZAI PD Claims allowed during the preceding six months plus interest (if any) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). The aggregate amount we are required to pay under the PD Obligation is not capped so we may have to make additional payments to the PD Account in respect of the PD Obligation. We are also obligated to make up to 10 contingent deferred payments to the PD Trust of $8 million each during the 20-year period beginning February 3, 2019, in respect of ZAI PD Claims in the event the ZAI PD Account's assets fall below $10 million in the preceding year. We have accrued liabilities for probable PD Claims but have not accrued any liability for the contingent ZAI PD payments as we do not currently believe they are probable.
Our ability to use net operating losses and tax credits to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income or foreign source income. Our ability to use these attributes is also subject to time limitations. Changes in tax laws and regulations may reduce their value and availability.
Our ability to use future tax deductions and tax credits, including net operating losses ("NOLs"), is dependent on our ability to generate sufficient future taxable income in the U.S. and sufficient foreign source income. Under U.S. federal income tax law, a corporation is generally permitted to carry forward NOLs for a 20-year period (indefinitely in the case of NOLs occurring in taxable years after December 31, 2017) for deduction against future taxable income. Federal tax credits may be carried forward for 10 years. Also, our ability to use NOLs and tax credits and their value may be adversely affected by changes in tax laws and regulations.
In addition, our ability to utilize federal and state NOLs and U.S. federal tax credits may be limited by Section 382 of the Internal Revenue Code resulting from future changes in the ownership of outstanding Company common stock. Our Amended and Restated Certificate of Incorporation provides that under certain circumstances, our Board of Directors would have the authority to impose restrictions on the transfer of Company common stock with respect to certain 5% stockholders in order to preserve these future tax benefits.
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
We work with dangerous materials that can injure our employees, damage our facilities, disrupt our operations, and contaminate the environment.
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
As of December 31, 2017, we had approximately 3,700 global employees. Approximately 640 of our approximately 1,900 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that have co-determination rights on any changes in conditions of employment, including certain salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
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
Despite our implementation of security measures, our information technology ("IT") systems are subject to cyberattack and other similar disruptions. Breaches by hackers, the introduction of computer viruses and other cybersecurity incidents affecting our IT systems could result in disruptions to our operations. Also, such incidents could include theft of our trade secrets and other intellectual property, as well as confidential customer and business information, which could be used by unauthorized parties and publicly disclosed. This could negatively affect our relationships with customers and our ability to compete effectively, and could ultimately harm our reputation, business, financial condition and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by cybersecurity breaches in the future.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
We operate manufacturing plants and other facilities (including offices, warehouses, labs and other service facilities) throughout the world. Some of these plants and facilities are shared by our reportable segments. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that the productive capacity of our plants and other facilities is generally adequate for current operations. The table below summarizes our principal manufacturing plants by reportable segment and region as of December 31, 2017:

	Number of Facilities(1)
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Catalysts Technologies	10	4	1	—	15
Leased	2	3	—	—	5
Owned	8	1	1	—	10
Materials Technologies	4	2	1	1	8
Leased	2	1	—	1	4
Owned	2	1	1	—	4
___________________________________________________________________________________________________________________

(1)
Shared facilities are counted in both reportable segments. The total number of facilities included in the above table, without regard to sharing between reportable segments, is 20, of which we owned 11 and leased 9.

Generally, we own the machinery and equipment at our principal manufacturing plants. We also own the land on which most of our largest manufacturing plants are situated; however, certain manufacturing plants are located on leased land, normally long-term. We own our Corporate Headquarters in Columbia, Maryland. We also lease and operate a shared services facility in Manila, Philippines.
The table below sets forth our principal manufacturing plants by reportable segment.

Catalysts Technologies	Materials Technologies
Aiken, South Carolina	East Chicago, Indiana*
Chattanooga, Tennessee	Hesperia, California*
Chicago, Illinois	Dueren, Germany*
Edison, New Jersey*	Kuantan, Malaysia
Lake Charles, Louisiana	Sorocaba, Brazil*
Norco, Louisiana*
Pasadena, Texas
Valleyfield, Quebec, Canada
Porvoo, Finland*	Shared
Stenungsund, Sweden*	Albany, Oregon
Tarragona, Spain*	Curtis Bay, Maryland
Qingdao, China	Worms, Germany
___________________________________________________________________________________________________________________

*	Denotes leased site.
For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 17 (Segment Information) to our Consolidated Financial Statements, which disclosure is incorporated herein by reference.
In connection with our credit agreement, we executed security agreements with respect to certain of our United States facilities. As of December 31, 2017, mortgages or deeds of trust were in effect with respect to facilities in the following locations: Albany, Oregon; Curtis Bay and Columbia, Maryland; Chicago, Illinois; and Lake Charles, Louisiana. For a description of our credit agreement see Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 5 (Debt) to the Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS
CHAPTER 11 PROCEEDINGS AND ASBESTOS CLAIMS
Disclosures provided in this Report in Item 1 (Business) and Item 8 (Financial Statements and Supplementary Data), and in the Financial Supplement under Note 10 (Commitments and Contingent Liabilities, under the caption "Legacy Product and Environmental Liabilities") to the Consolidated Financial Statements, are incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of Grace as of February 15, 2018, is included as an unnumbered Item in Part I of this report in lieu of being included in the Grace Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2018. Our executive officers are elected annually.

Name and Age	Office	First Elected
Alfred E. Festa (58)	Chairman of the Board Chief Executive Officer	01/01/08 06/01/05
Hudson La Force (53)	Director President and Chief Operating Officer	11/02/17 02/04/16
Thomas E. Blaser (56)	Senior Vice President and Chief Financial Officer	02/25/16
Elizabeth C. Brown (54)	Vice President and Chief Human Resources Officer	01/21/15
Keith N. Cole (59)	Vice President, Government Relations and Environmental, Health and Safety	02/10/14
Mark A. Shelnitz (59)	Vice President, General Counsel and Secretary	04/27/05
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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Except as provided below, the disclosure required by this Item appears in this Report in: Item 6 (Selected Financial Data); under the heading "Selected Financial Data" opposite the caption "Other Statistics—Common shareholders of record" in the Financial Supplement; Item 8 (Financial Statements and Supplementary Information) in the Financial Supplement in Note 14 (Shareholders' Equity) and Note 21 (Quarterly Summary and Statistical Information (Unaudited) opposite the captions "Dividends declared per share" and "Market price of common stock") to the Consolidated Financial Statements; and Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and such disclosure is incorporated herein by reference.
SHAREHOLDER RIGHTS AGREEMENT (RIGHTS TO EXPIRE ON MARCH 30, 2018)
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
The rights will expire on March 30, 2018.
DIVIDENDS ON COMPANY COMMON STOCK
Prior to 2016, we had not paid a cash dividend on Company common stock since 1997. However, on January 26, 2016, we announced that our Board of Directors approved a policy of paying a regular quarterly cash dividend at an initial annual rate of $0.68 per share of Company common stock. On February 8, 2017, we announced that our Board of Directors approved an increase to the annual cash dividend rate, raising it to $0.84 per share of Company common stock. On February 8, 2018, we announced that the Board of Directors approved a further increase to the annual cash dividend rate, raising it to $0.96 per share of Company common stock. Although our credit agreement and indentures (as described in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 5 (Debt) to the Consolidated Financial Statements and filed as an exhibit to this Report) contain certain restrictions on the payment of dividends on, and redemptions of, equity interests and other restricted payments, we believe that such restrictions do not currently materially limit our ability to pay dividends. Any determination to pay cash dividends in the future may be affected by business and market conditions, our views on potential future capital requirements, the restrictions noted above, covenants contained in any agreements we may enter into in the future and changes in federal income tax law.
SHARE REPURCHASES
Share Repurchase Program
On February 5, 2015, we announced that the Board of Directors authorized a share repurchase program of up to $500 million, which we completed on July 10, 2017. On February 8, 2017, we announced that the Board of Directors authorized an additional share repurchase program of up to $250 million. Repurchases under the programs may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of Grace's shares, the strategic deployment of capital, and general market and economic conditions.
The following table presents information regarding the status of repurchases of Company common stock by or on behalf of Grace or any "affiliated purchaser" of Grace. Neither Grace nor any such affiliated purchaser of Grace purchased any shares of Company common stock during the three months ended December 31, 2017.
Issuer Purchases of Equity Securities

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
10/1/2017 - 10/31/2017	—	—	—	218.9
11/1/2017 - 11/30/2017	—	—	—	218.9
12/1/2017 - 12/31/2017	—	—	—	218.9
Total	—	—	—	218.9
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
The line graph and table below compare the cumulative total shareholder return on Company common stock with the cumulative total return of companies on the Standard & Poor’s ("S&P") 500 Stock Index, the S&P Composite 1500 Specialty Chemicals Index and S&P 1500 Diversified Chemicals Index. This graph and table assume the investment of $100 in Company common stock on December 31, 2012. Cash dividends paid in 2016 and 2017 are assumed reinvested for the graph and table below.

	2012	2013	2014	2015	2016	2017
W. R. Grace & Co.	$100	$147	$142	$148	$126	$132
S&P 500 Index	100	132	150	153	171	208
S&P 1500 Specialty Chemicals	100	132	156	153	172	215
S&P 1500 Diversified Chemicals	100	143	153	155	181	233
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
Currency Exchange Rate Risk
We operate and/or sell to customers in over 60 countries and in over 30 currencies; therefore, our results of operations are exposed to changes in currency exchange rates. We seek to minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, we use financial instruments such as currency forward contracts, options, or combinations of them to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Significant uses of derivatives to mitigate the effects of changes in currency exchange rates are as follows.
In May 2016, Grace entered into a fixed-to-fixed cross-currency swap maturing in October 2021 to hedge its net investment in non-U.S. subsidiaries. On every April 1 and October 1, Grace will swap interest payments. Grace will pay euro fixed at the annual rate of 3.426% on €170.0 million and receive U.S. dollars fixed at the annual rate of 5.125% on $190.3 million. The agreement requires an exchange of the notional amounts at maturity. The following tables provide information about the cross-currency swap at December 31, 2017, specifically, the aggregate future cash flows for each of the next four years and the fair value. The fair value represents the value of the derivative contract, and is included in "other current assets" and "other liabilities" in the Consolidated Balance Sheets.

(In millions)	2018	2019	2020	2021
Payable—interest and principal in euro	€5.8	€5.8	€5.8	€175.8
Receivable—interest and principal in U.S. dollars	$9.8	$9.8	$9.8	$200.1

(In millions)	December 31, 2017
Current asset	$2.7
Noncurrent liability	(20.2)
Net fair value	$(17.5)
There were no significant currency forward exchange agreements outstanding at December 31, 2017.
Interest Rate Risk
As of December 31, 2017, approximately $301.3 million of our borrowings were at variable interest rates and expose us to interest rate risk. As a result, we have been and will continue to be subject to the variations on interest rates in respect of our floating-rate debt. A 100 basis point increase in the interest rates payable on our variable rate debt outstanding as of December 31, 2017, would increase our annual interest expense by $3.0 million.
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
There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled "Proposal One: Election of Directors," "—Nominees for Election as Directors," "—Continuing Directors," and "—Corporate Governance;" "Questions and Answers About the Annual Meeting and the Voting Process—Question 29: Where can I find Grace corporate governance materials?;" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" of a definitive proxy statement that Grace will file with the SEC no later than 120 days after December 31, 2017 (the "2018 Proxy Statement"). Required information on executive officers of Grace appears at Part I after Item 4 of this report.
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled "Proposal One: Election of Directors—Corporate Governance," and "—Director Compensation," and "Executive Compensation" of the 2018 Proxy Statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections entitled "Other Information—Stock Ownership of Certain Beneficial Owners and Management" and "—Equity Compensation Plan Information" of the 2018 Proxy Statement.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections entitled "Proposal One: Election of Directors—Corporate Governance" and "Other Information—Related Party Transactions" of the 2018 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the sections entitled "Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "—Audit Committee Pre-Approval Policies and Procedures" of the 2018 Proxy Statement.

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

Exhibit No.	Exhibit	Location
2.1	Joint Plan of Reorganization of W. R. Grace & Co. and its Debtor Subsidiaries.	Exhibit 2.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.2	Order Confirming Joint Plan of Reorganization.	Exhibit 2.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.3	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/28/16) SEC File No.: 001-13953
2.4	Amended and Restated Sale and Purchase Agreement, dated as of February 21, 2018, by and between Albemarle Corporation and W. R. Grace & Co.–Conn.	Filed herewith
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
4.1	Amended and Restated Rights Agreement, dated as of March 25, 2008, between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent.	Exhibit 4.1 to Form 10-12B/A (filed 3/25/08) SEC File No.: 001-13953
4.2	Receivables Purchase Agreement, dated as of January 23, 2007, between Grace GmbH & Co. KG and Coface Finanz GmbH.	Exhibit 4.10 to Form 10-K (filed 3/02/07) SEC File No.: 001-13953

Exhibit No.	Exhibit	Location
4.3
Credit Agreement, dated as of February 3, 2014, by and among W. R. Grace & Co., W. R. Grace & Co.-Conn., Grace GmbH & Co. KG, a Federal Republic of Germany limited partnership, each lender from time to time party thereto, and Goldman Sachs Bank USA, as Administrative Agent.
Exhibit 4.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.4
First Amendment and Consent to Credit Agreement and First Amendment to Security Agreement, dated as of November 25, 2015, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn., Grace GmbH & Co. KG, Alltech Associates, Inc., each lender from time to time party thereto, and Goldman Sachs Bank USA, as Administrative Agent and lender.
Exhibit 10.1 to Form 8-K (filed 11/25/15) SEC File No.: 001-13953
4.5	Deferred Payment Agreement (PD), dated as of February 3, 2014, by and between W. R. Grace & Co.–Conn. and the WRG Asbestos PD Trust.	Exhibit 4.04 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.6	Guarantee Agreement (PD), dated as of February 3, 2014, by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.05 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.7	Deferred Payment Agreement (PD-ZAI), dated as of February 3, 2014, by and between W. R. Grace & Co.–Conn. and the WRG Asbestos PD Trust.	Exhibit 4.06 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.8	Guarantee Agreement (PD-ZAI), dated as of February 3, 2014, by and between W. R. Grace & Co. and the WRG Asbestos PD Trust.	Exhibit 4.07 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.9	Share Issuance Agreement, dated as of February 3, 2014, by and among W. R. Grace & Co., the WRG Asbestos PD Trust and the WRG Asbestos PI Trust.	Exhibit 4.08 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
4.10	Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.–Conn., the guarantors party there to and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.11	First Supplemental Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.2 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.12	Form of 5.125% Note due 2021 (included as Exhibit A-1 to Exhibit 4.11).	Exhibit 4.3 (included as Exhibit A-1 to Exhibit 4.2) to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.13	Form of 5.625% Note due 2024 (included as Exhibit A-2 to Exhibit 4.11).	Exhibit 4.4 (included as Exhibit A-2 to Exhibit 4.2) to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
10.1
WRG Asbestos Property Damage Settlement Trust Agreement, dated as of February 3, 2014, by and between W. R. Grace & Co., the Asbestos PD Future Claimants’ Representative, the Official Committee of Asbestos Property Damage Claimants, the Asbestos PD Trustees, Wilmington Trust Company, and the members of the Zonolite Attic Insulation Trust Advisory Committee.
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.2	W. R. Grace & Co. Amended and Restated 2011 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 5/01/13) SEC File No.: 001-13953*
10.3	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953*
10.4	Form of Performance-based Unit Agreement (2016).	Exhibit 10.2 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.5	Form of Stock Option Award Agreement (2016).	Exhibit 10.1 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.6	Form of Restricted Stock Award Agreement (2016).	Exhibit 10.3 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.7	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended.	Exhibit 10.7 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.8	W. R. Grace & Co. Executive Salary Protection Plan, as amended.	Exhibit 10.8 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.9	Form of Executive Change in Control Severance Agreement between Grace and certain officers.	Exhibit 10.17 to Form 10-K (filed 3/13/03) SEC File No.: 001-13953*

Exhibit No.	Exhibit	Location
10.10	Severance Plan for Leadership Team Officers of W. R. Grace & Co.	Exhibit 10.2 to Form 8-K (filed 2/04/16) SEC File No.: 001-13953*
10.11	2015 Executive Annual Incentive Compensation Plan.	Exhibit 10.1 to Form 8-K (filed 5/12/15) SEC File No.: 001-13953*
10.12	Tax Sharing Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.1 to Form 8-K (filed 1/28/16) SEC File No.: 001-13953
10.13	Letter Agreement dated May 27, 2009, between John F. Akers, on behalf of Grace, and Fred Festa (includes indemnification and arbitration provisions).	Exhibit 10.1 to Form 8-K (filed 5/29/09) SEC File No.: 001-13953*
10.14	Letter Agreement dated February 28, 2008, between Fred Festa, on behalf of Grace, and Hudson La Force III (includes indemnification provision).	Exhibit 10.1 to Form 8-K (filed 3/07/08) SEC File No.: 001-13953*
10.15	Letter Agreement dated November 13, 2013, between Fred Festa, on behalf of Grace, and Keith N. Cole (includes indemnification provision).	Exhibit 10.20 to Form 10-K (filed 2/25/15) SEC File No.: 001-13953*
10.16	Letter Agreement dated December 3, 2014, between Fred Festa, on behalf of Grace, and Elizabeth C. Brown (includes indemnification provision).	Exhibit 10.1 to Form 10-Q (filed 5/07/15) SEC File No.: 001-13953*
10.17	Accepted Letter dated January 21, 2016, between Fred Festa, on behalf of Grace, and Thomas E. Blaser (includes indemnification provision).	Exhibit 10.10 to Form 10-Q (filed 5/05/16) SEC File No.: 001-13953*
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24	Powers of Attorney.	Filed herewith
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
95	Mine Safety Disclosure Exhibit.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.
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
William C. Dockman (Vice President and Controller)
Dated: February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature		Title
H. F. Baldwin*	}
R. F. Cummings, Jr.*	}
J. Fasone Holder*	}
D. H. Gulyas*	}	Directors
H. La Force*	}
J. N. Quinn*	}
C. J. Steffen*	}
M. E. Tomkins*	}

/s/ A. E. FESTA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
(A. E. Festa)
/s/ THOMAS E. BLASER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
(Thomas E. Blaser)
/s/ WILLIAM C. DOCKMAN	Vice President and Controller (Principal Accounting Officer)
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
FOR THE YEAR ENDED DECEMBER 31, 2017

_______________________________________________________________________________
The Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of less than majority-owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of the United States Securities and Exchange Commission's (the "SEC") Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

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
Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2017. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2017. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2017, as stated in their report, which appears on the following page.
Report On Disclosure Controls And Procedures—As of December 31, 2017, we and our management carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings and submissions under the Exchange Act is accumulated and communicated to us and our management to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. FESTA	/s/ THOMAS E. BLASER
A. E. Festa Chief Executive Officer	Thomas E. Blaser Senior Vice President and Chief Financial Officer
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of W. R. Grace & Co. and its subsidiaries (“the Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Information and Internal Controls. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 22, 2018
We have served as the Company’s auditor since 1906.

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Form S‑8 (Nos. 333-194171, 333-173785) of W. R. Grace & Co. of our report dated February 22, 2018 relating to the financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 22, 2018

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Net sales	$1,716.5	$1,598.6	$1,628.2
Cost of goods sold	1,053.2	942.7	976.5
Gross profit	663.3	655.9	651.7
Selling, general and administrative expenses	302.6	308.8	318.9
Research and development expenses	53.5	48.8	47.1
Restructuring and repositioning expenses	26.7	38.6	20.4
Equity in earnings of unconsolidated affiliate	(25.9)	(29.8)	(20.4)
Provision for environmental remediation	24.4	28.7	6.4
Interest expense and related financing costs	79.5	81.5	99.4
Other (income) expense, net	(8.4)	13.3	(13.8)
Total costs and expenses	452.4	489.9	458.0
Income (loss) from continuing operations before income taxes	210.9	166.0	193.7
(Provision for) benefit from income taxes	(200.5)	(59.0)	(69.8)
Income (loss) from continuing operations	10.4	107.0	123.9
Income (loss) from discontinued operations, net of income taxes	—	(12.9)	20.2
Net income (loss)	10.4	94.1	144.1
Less: Net (income) loss attributable to noncontrolling interests	0.8	—	0.1
Net income (loss) attributable to W. R. Grace & Co. shareholders	$11.2	$94.1	$144.2
Amounts Attributable to W. R. Grace & Co. Shareholders:
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$11.2	$107.0	$124.0
Income (loss) from discontinued operations, net of income taxes	—	(12.9)	20.2
Net income (loss) attributable to W. R. Grace & Co. shareholders	$11.2	$94.1	$144.2
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Income (loss) from continuing operations	$0.16	$1.53	$1.72
Income (loss) from discontinued operations, net of income taxes	—	(0.19)	0.28
Net income (loss)	$0.16	$1.34	$2.00
Weighted average number of basic shares	68.1	70.1	72.0
Diluted earnings per share:
Income (loss) from continuing operations	$0.16	$1.52	$1.71
Income (loss) from discontinued operations, net of income taxes	—	(0.19)	0.28
Net income (loss)	$0.16	$1.33	$1.99
Weighted average number of diluted shares	68.2	70.5	72.6
Dividends per common share	$0.84	$0.51	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income (loss)	$10.4	$94.1	$144.1
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(1.3)	(0.6)	(1.0)
Currency translation adjustments	(26.0)	(1.8)	(43.3)
Gain (loss) from hedging activities	0.8	0.3	1.3
Total other comprehensive income (loss) attributable to noncontrolling interests	—	2.6	0.2
Total other comprehensive income (loss), net of income taxes	(26.5)	0.5	(42.8)
Comprehensive income (loss)	(16.1)	94.6	101.3
Less: comprehensive (income) loss attributable to noncontrolling interests	0.8	(2.6)	(0.1)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(15.3)	$92.0	$101.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$10.4	$94.1	$144.1
Less: loss (income) from discontinued operations	—	12.9	(20.2)
Income (loss) from continuing operations	10.4	107.0	123.9
Reconciliation to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	111.5	100.3	99.2
Equity in earnings of unconsolidated affiliate	(25.9)	(29.8)	(20.4)
Dividends received from unconsolidated affiliate	19.0	31.0	11.8
Costs related to legacy product, environmental, and other claims	30.8	35.4	6.1
Cash paid for legacy product, environmental, and other claims	(54.5)	(24.6)	(507.4)
Provision for (benefit from) income taxes	200.5	59.0	69.8
Cash paid for income taxes	(61.8)	(96.6)	(40.7)
Income tax refunds received	34.2	11.4	5.9
Interest expense and related financing costs	79.5	81.5	99.4
Cash paid for interest	(70.2)	(75.7)	(89.5)
Loss on early extinguishment of debt	—	11.1	—
Defined benefit pension expense (income)	64.1	72.6	50.9
Cash paid under defined benefit pension arrangements	(17.8)	(15.9)	(15.4)
Accounts receivable reserve—Venezuela	10.0	—	—
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	(4.9)	(15.7)	(18.0)
Inventories	4.4	(0.6)	3.8
Accounts payable	(2.5)	32.0	7.3
All other items, net	(7.6)	(14.9)	23.5
Net cash provided by (used for) operating activities from continuing operations	319.2	267.5	(189.8)
INVESTING ACTIVITIES
Capital expenditures	(125.2)	(116.9)	(118.8)
Business acquired	(3.5)	(246.5)	—
Proceeds from sale of assets	0.6	13.7	—
Other investing activities	(1.8)	4.7	6.8
Net cash provided by (used for) investing activities from continuing operations	(129.9)	(345.0)	(112.0)
FINANCING ACTIVITIES
Borrowings under credit arrangements	114.4	39.4	292.4
Repayments under credit arrangements	(143.9)	(633.0)	(50.0)
Cash paid for repurchases of common stock	(65.0)	(195.1)	(301.5)
Proceeds from exercise of stock options	16.4	17.0	26.9
Dividends paid	(57.3)	(36.0)	—
Distribution from GCP	—	750.0	—
Other financing activities	0.6	(2.5)	(8.3)
Net cash provided by (used for) financing activities from continuing operations	(134.8)	(60.2)	(40.5)
Effect of currency exchange rate changes on cash and cash equivalents	7.7	(3.0)	(1.7)
Increase (decrease) in cash and cash equivalents from continuing operations	62.2	(140.7)	(344.0)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities	—	23.9	202.5
Net cash provided by (used for) investing activities	—	(9.5)	(32.4)
Net cash provided by (used for) financing activities	—	31.4	2.9
Effect of currency exchange rate changes on cash and cash equivalents	—	(1.0)	(56.6)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8	116.4
Net increase (decrease) in cash and cash equivalents	62.2	(95.9)	(227.6)
Less: cash and cash equivalents of discontinued operations	—	(143.4)	—
Cash and cash equivalents, beginning of period	90.6	329.9	557.5
Cash and cash equivalents, end of period	$152.8	$90.6	$329.9

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$41.4	$23.8	$29.4
Net share settled stock option exercises	1.2	10.5	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In millions, except par value and shares)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$152.8	$90.6
Restricted cash and cash equivalents	10.7	10.0
Trade accounts receivable, less allowance of $11.7 (2016—$2.2)	285.2	273.9
Inventories	230.9	228.0
Other current assets	49.0	52.3
Total Current Assets	728.6	654.8
Properties and equipment, net of accumulated depreciation and amortization of $1,463.4 (2016—$1,327.5)	799.1	729.6
Goodwill	402.4	394.2
Technology and other intangible assets, net	255.4	269.1
Deferred income taxes	556.5	709.4
Investment in unconsolidated affiliate	125.9	117.6
Other assets	39.1	37.1
Total Assets	$2,907.0	$2,911.8
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$20.1	$76.5
Accounts payable	210.3	195.4
Other current liabilities	217.8	208.9
Total Current Liabilities	448.2	480.8
Debt payable after one year	1,523.8	1,507.6
Underfunded and unfunded defined benefit pension plans	502.4	424.3
Other liabilities	169.3	126.7
Total Liabilities	2,643.7	2,539.4
Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 67,780,410 (2016—68,309,431)	0.7	0.7
Paid-in capital	474.8	487.3
Retained earnings	573.1	619.3
Treasury stock, at cost: shares: 9,676,217 (2016—9,147,196)	(832.1)	(804.9)
Accumulated other comprehensive income (loss)	39.9	66.4
Total W. R. Grace & Co. Shareholders' Equity	256.4	368.8
Noncontrolling interests	6.9	3.6
Total Equity	263.3	372.4
Total Liabilities and Equity	$2,907.0	$2,911.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$526.8	$292.1	$(429.2)	$(23.8)	$3.1	$369.0
Net income (loss)	—	144.2	—	—	0.7	144.9
Repurchase of common stock	—	—	(301.5)	—	—	(301.5)
Stock-based compensation	13.0	—	—	—	—	13.0
Exercise of stock options	(45.4)	—	72.3	—	—	26.9
Purchase of noncontrolling interest	(0.7)	—	—	—	0.7	—
Tax benefit related to stock plans	1.9	—	—	—	—	1.9
Shares issued	1.1	—	—	—	—	1.1
Other comprehensive income (loss)	—	—	—	(43.0)	0.2	(42.8)
Balance, December 31, 2015	496.7	436.3	(658.4)	(66.8)	4.7	212.5
Net income (loss)	—	94.1	—	—	—	94.1
Repurchase of common stock	—	—	(195.1)	—	—	(195.1)
Stock-based compensation	11.6	—	—	—	—	11.6
Exercise of stock options	(21.1)	—	48.6	—	—	27.5
Tax benefit related to stock plans	—	70.4	—	—	—	70.4
Shares issued	0.8	—	—	—	—	0.8
Dividends declared	—	(36.0)	—	—	—	(36.0)
Other comprehensive income (loss)	—	—	—	(2.1)	2.6	0.5
Distribution of GCP	—	54.5	—	135.3	(3.7)	186.1
Balance, December 31, 2016	488.0	619.3	(804.9)	66.4	3.6	372.4
Net income (loss)	—	11.2	—	—	(0.8)	10.4
Repurchase of common stock	—	—	(65.0)	—	—	(65.0)
Stock-based compensation	11.0	—	—	—	—	11.0
Exercise of stock options	(18.9)	—	35.0	—	—	16.1
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(2.5)	—	—	—	—	(2.5)
Shares issued	(2.1)	—	2.8	—	—	0.7
Dividends declared	—	(57.4)	—	—	—	(57.4)
Contribution from joint venture partner	—	—	—	—	4.1	4.1
Other comprehensive income (loss)	—	—	—	(26.5)	—	(26.5)
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3

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
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•	Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 7);

•	Pension and postretirement liabilities, which depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 8);

•	Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows (see Note 4 and Note 19); and

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation (see Note 10), income taxes (see Note 7), and environmental remediation (see Note 10).

Revenue Recognition    Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; persuasive evidence of a sales arrangement exists; and collectability is reasonably assured. The point at which risk of loss and title transfers to a customer is determined based on delivery terms, which are generally included in customer contracts of sale, order confirmation documents, and invoices.
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
Grace is currently in the process of conducting a depreciation study to review the useful lives of machinery and equipment, including an evaluation of historical retirement data as well as industry review and analysis. This evaluation will be completed by the end of the 2018 first quarter. Grace expects this review to result in increased useful lives (and lower depreciation expense) and will apply the change to new and existing assets on a prospective basis as a change in accounting estimate effective January 1, 2018.
Intangible assets with finite lives consist of technology, customer lists, trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 30 years.
Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no impairment charges recorded in any of the periods presented.
Goodwill    Goodwill arises from business combinations, and it is reviewed for impairment on an annual basis at October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment, Grace has identified its operating segments as reporting units. Grace has evaluated its goodwill annually with no impairment charge required in any of the periods presented.
Financial Instruments    Grace uses commodity forward, swap and/or option contracts; currency forward and/or option contracts; and interest rate swap contracts to manage exposure to fluctuations in commodity prices, currency exchange rates, and interest rates. Grace does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are recorded at fair value in the Consolidated Balance Sheets as either assets or liabilities. For derivative instruments designated as fair value hedges, changes in the fair values of the

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

derivative instruments closely offset changes in the fair values of the hedged items in "other (income) expense, net" in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges, the gain or loss on the hedge is reported in "accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings. The changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.
Income Taxes    Deferred tax assets and liabilities are recognized with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements. Grace reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, Grace gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, domestic and foreign source income, the duration of statutory carryforward periods, and Grace's experience with operating loss and tax credit carryforward expirations.
Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Grace evaluates such likelihood based on relevant facts and tax law. Grace adjusts its recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Grace's ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which it operates, outcomes of tax litigation, and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. Grace researches and evaluates its income tax positions, including why it believes they are compliant with income tax regulations, and these positions are documented as appropriate.
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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Currency Translation    Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in "accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income in the Consolidated Statements of Operations.
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
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Grace will adopt the update in the 2018 first quarter and does not expect it to have a material effect on the Consolidated Financial Statements. As of December 31, 2017 and 2016, restricted cash included in the Consolidated Balance Sheets was $10.7 million and $10.0 million, respectively.
In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805)," which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606. Public

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

business entities are required to apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted. Grace will adopt the update when it becomes effective and does not expect it to have a material effect on the Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU 2017-07 "Compensation—Retirement Benefits (Topic 715)." This update requires that the service cost component of net benefit cost be presented with other compensation costs arising from services rendered. The remaining net benefit cost is either presented as a line item in the statement of operations outside of a subtotal for income from operations, if presented, or disclosed separately. Only the service cost component of net benefit expense can be capitalized. The update will affect the classification of defined benefit pension expense within the Consolidated Statements of Operations, with changes to amounts included in "cost of goods sold," "selling, general and administrative expenses," "research and development expenses," and "other (income) expense, net." Grace will adopt the update in the 2018 first quarter.
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
In January 2018, the FASB issued ASU 2018-01 "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842." This update provides an optional transition practical expedient that allows an entity to elect not to evaluate under Topic 842 existing or expired land easements not previously accounted for as leases. All land easements entered into or modified after the adoption of Topic 842 must be evaluated under Topic 842. Grace, which typically does not account for easements under current lease accounting, will use the transition practical expedient when adopting Topic 842 in the 2019 first quarter and at this time cannot reasonably estimate the effect of adoption.
In February 2018, the FASB issued ASU 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220)." This update addresses the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act of 2017 impacting income from continuing operations, even if the initial income tax effects were recognized in other comprehensive income. The update allows entities to reclassify the tax effects that were originally in other comprehensive income from accumulated other comprehensive income to retained earnings. The update requires entities to disclose whether the election was made and a description of the income tax effects. The update can be: (a) applied to the period of adoption, or (b) applied retrospectively to each period in which the Tax Cuts and Jobs Act of 2017 is in effect. Grace is required to adopt the amendments in this update for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Grace is currently evaluating the timing and effect of adoption.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

U.S. Tax Reform    On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. Grace has estimated its provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result has recorded $143.0 million as additional income tax expense in the 2017 fourth quarter, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $120.1 million. The provisional amounts related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the state and foreign taxes on the unremitted earnings were $37.4 million and $4.9 million respectively. Additionally, Grace provisionally released valuation allowances on a portion of its state net operating losses and federal tax credits of $2.0 million and $17.4 million.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, Grace has determined that the $120.1 million of deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $37.4 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, as well as the state and foreign taxes on unremitted earnings and the release of the valuation allowances, were provisional amounts and reasonable estimates at December 31, 2017. Additional work is necessary for a more detailed analysis of Grace's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the 2018 quarter during which the analysis is completed, which is expected to be during the second half of 2018.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. Grace has not completed its analysis in order to make a policy decision on accounting for GILTI.
See Note 7 for more information related to income taxes and U.S. tax reform.
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Raw materials	$48.8	$57.7
In process	33.0	33.4
Finished products	124.7	115.8
Other	24.4	21.1
	$230.9	$228.0

Notes to Consolidated Financial Statements (Continued)

3. Properties and Equipment

	December 31,
(In millions)	2017	2016
Land	$14.2	$10.0
Buildings	404.5	375.4
Information technology and equipment	136.6	125.3
Machinery, equipment and other	1,571.8	1,445.8
Projects under construction	135.4	100.6
Properties and equipment, gross	2,262.5	2,057.1
Accumulated depreciation and amortization	(1,463.4)	(1,327.5)
Properties and equipment, net	$799.1	$729.6
Capitalized interest costs amounted to $1.5 million, $1.3 million, and $1.0 million in 2017, 2016, and 2015, respectively. Depreciation and lease amortization expense relating to properties and equipment was $96.1 million, $85.7 million, and $81.8 million in 2017, 2016, and 2015, respectively. Grace's expense for operating leases was $11.3 million, $10.0 million, and $10.6 million in 2017, 2016, and 2015, respectively.
At December 31, 2017, minimum future non-cancelable payments for operating leases are:

(In millions)
2018	$10.4
2019	7.3
2020	5.5
2021	3.0
2022	2.8
Thereafter	39.3
$68.3
4. Goodwill and Other Intangible Assets
The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the years ended December 31, 2017 and 2016, are as follows:

(In millions)	Catalysts Technologies	Materials Technologies	Total Grace
Balance, December 31, 2015	$292.7	$43.8	$336.5
Goodwill acquired during the year	63.8	—	63.8
Foreign currency translation	(3.0)	(0.6)	(3.6)
Write-off related to exited product lines	—	(2.5)	(2.5)
Balance, December 31, 2016	353.5	40.7	394.2
Goodwill acquired during the year	—	2.4	2.4
Foreign currency translation	4.2	1.6	5.8
Balance, December 31, 2017	$357.7	$44.7	$402.4

Notes to Consolidated Financial Statements (Continued)

4. Goodwill and Other Intangible Assets (Continued)

Grace's net book value of other intangible assets at December 31, 2017 and 2016, was $255.4 million and $269.1 million, respectively, detailed as follows:

	December 31, 2017		December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	$214.7	$41.5	$222.3	$38.9
Customer lists	55.8	8.8	69.6	20.3
Trademarks	25.5	2.6	25.3	1.5
Other	16.0	3.7	15.7	3.1
Total	$312.0	$56.6	$332.9	$63.8
Amortization expense related to intangible assets was $15.4 million, $13.9 million, and $16.2 million in 2017, 2016, and 2015, respectively.
At December 31, 2017, estimated future annual amortization expense for intangible assets is:

(In millions)
2018	$15.4
2019	15.4
2020	15.1
2021	14.9
2022	14.8
Thereafter	179.8
$255.4
5. Debt
Components of Debt

	December 31,
(In millions)	2017	2016
5.125% senior notes due 2021, net of unamortized debt issuance costs of $5.8 at December 31, 2017 (2016—$7.3)	$694.2	$692.7
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $4.3 at December 31, 2017 (2016—$5.7)	404.1	402.7
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.5 at December 31, 2017 (2016—$4.0)	296.5	296.0
Euro term loan, net of unamortized debt issuance costs and discounts of $1.0 at December 31, 2017 (2016—$1.3)	94.0	82.5
Debt payable to unconsolidated affiliate	42.4	39.5
Deferred payment obligation	—	30.0
Other borrowings(1)	12.7	40.7
Total debt	1,543.9	1,584.1
Less debt payable within one year	20.1	76.5
Debt payable after one year	$1,523.8	$1,507.6
Weighted average interest rates on total debt	4.7%	4.6%
___________________________________________________________________________________________________________________

(1)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.

Notes to Consolidated Financial Statements (Continued)

5. Debt (Continued)

See Note 6 for a discussion of the fair value of Grace's debt.
The principal maturities of debt outstanding at December 31, 2017, were as follows:

(In millions)
2018	$20.1
2019	8.7
2020	7.4
2021	1,198.2
2022	5.0
Thereafter	304.5
Total debt	$1,543.9
Credit Agreement
On February 3, 2014, Grace entered into a Credit Agreement (the "Credit Agreement") in connection with its exit financing. The Credit Agreement, as amended in connection with the Separation, provides for:

(a)	a $700 million term loan due in 2021, with interest at LIBOR +200 bps with a 75 bps floor;

(b)	a €150 million term loan due in 2021, with interest at EURIBOR +225 bps with a 75 bps floor; and

(c)	a $300 million revolving credit facility due in 2020, with interest at LIBOR +175 bps.
The Credit Agreement contains customary affirmative covenants, including but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio. Grace is in compliance with these covenants. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the term loan maturity date; none of these conditions had been triggered as of December 31, 2017.
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
On January 30, 2015, Grace borrowed on its $250 million delayed draw term loan facility then provided for under the Credit Agreement and used the funds, together with cash on hand, to repurchase the warrant issued to the asbestos personal injury trust (the "PI Trust") for $490 million. (See Note 10 for Chapter 11 information.)
Grace had no outstanding draws on its revolving credit facility as of December 31, 2017; however, the available credit under that facility was reduced to $262.8 million by outstanding letters of credit.
During the 2016 first quarter, in connection with the Separation, GCP distributed $750 million to Grace. Grace used $600 million of those funds to repay $526.9 million of its U.S. dollar term loan, including the $250 million borrowed under the delayed draw facility, and €67.3 million of its euro term loan. As a result, Grace

Notes to Consolidated Financial Statements (Continued)

5. Debt (Continued)

recorded a loss on early extinguishment of $11.1 million, which is included in "other (income) expense" in the Consolidated Statements of Operations. See Note 20 for information related to the Separation.
Senior Notes
On September 16, 2014, Grace–Conn. (the "Issuer") issued $1,000.0 million of senior unsecured notes (the "Notes") in two tranches:

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
Grace may redeem some or all of the Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points, in each case, plus accrued and unpaid interest. In the event of a change in control, Grace will be required to offer to purchase the Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest.
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
The Notes were issued subject to covenants that limit the Issuer’s and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets, (ii) enter into any sale and leaseback transaction and (iii) in the case of the Issuer, merge or consolidate with another company. Grace is in compliance with these covenants.
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
This summary of the Credit Agreement, the amendment to the Credit Agreement, the indentures, and the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which have been filed with the SEC.
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
Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:
Fair Value of Debt and Other Financial Instruments    Debt payable is recorded at carrying value. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions.
At December 31, 2017, the carrying amounts and fair values of Grace's debt were as follows:

	December 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$694.2	$728.7	$692.7	$721.3
U.S. dollar term loan(2)	404.1	409.7	402.7	408.2
5.625% senior notes due 2024(1)	296.5	321.3	296.0	311.5
Euro term loan(2)	94.0	93.7	82.5	82.0
Other borrowings	55.1	55.1	110.2	110.2
Total debt	$1,543.9	$1,608.5	$1,584.1	$1,633.2
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $5.8 million and $3.5 million at December 31, 2017, and $7.3 million and $4.0 million as of December 31, 2016, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $4.3 million and $1.0 million at December 31, 2017, and $5.7 million and $1.3 million as of December 31, 2016, related to the U.S. dollar term loan and euro term loan, respectively.

At December 31, 2017, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Currency Derivatives    Because Grace operates and/or sells to customers in over 60 countries and in over 30 currencies, its results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace uses financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Forward contracts with maturities of not more than 36 months are used and designated as cash flow hedges of forecasted repayments of intercompany loans. The effective portion of gains and losses on these currency hedges is recorded in "accumulated other comprehensive income (loss)" and reclassified into "other (income) expense, net" to offset the remeasurement of the underlying hedged loans. Excluded components (forward points) on these hedges are amortized to income on a systematic basis.
Grace also enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in "other (income) expense, net," in the Consolidated Statements of Operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
The valuation of Grace's currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts outstanding at December 31, 2017, were $230.2 million.
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
In connection with its emergence financing, Grace entered into interest rate swaps beginning on February 3, 2015, and maturing on February 3, 2020, fixing the LIBOR component of the interest on $250 million of Grace's term debt at a rate of 2.393%. The valuation of these interest rate swaps is determined using an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Credit risk is also incorporated into derivative valuations.
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.1	$—	$3.1	$—
Total Assets	$3.1	$—	$3.1	$—
Liabilities
Currency derivatives	$23.8	$—	$23.8	$—
Interest rate derivatives	1.8	—	1.8	—
Total Liabilities	$25.6	$—	$25.6	$—

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$8.8	$—	$8.8	$—
Total Assets	$8.8	$—	$8.8	$—
Liabilities
Interest rate derivatives	$6.0	$—	$6.0	$—
Currency derivatives	0.9	—	0.9	—
Total Liabilities	$6.9	$—	$6.9	$—

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2017 and 2016:

	Asset Derivatives		Liability Derivatives
December 31, 2017 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.7	Other current liabilities	$1.4
Interest rate contracts	Other current assets	—	Other current liabilities	1.3
Currency contracts	Other assets	—	Other liabilities	22.2
Interest rate contracts	Other assets	—	Other liabilities	0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.4	Other current liabilities	0.2
Total derivatives		$3.1		$25.6

	Asset Derivatives		Liability Derivatives
December 31, 2016 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$4.0	Other current liabilities	$—
Interest rate contracts	Other current assets	—	Other current liabilities	2.8
Currency contracts	Other assets	4.0	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	3.2
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.8	Other current liabilities	0.9
Total derivatives		$8.8		$6.9
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in "other comprehensive income (loss)" ("OCI") for the years ended December 31, 2017, 2016, and 2015:

Year Ended December 31, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.9	Interest expense	$(2.7)
Currency contracts(1)	(3.6)	Other expense	(2.9)
Total derivatives	$(2.7)		$(5.6)
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes ($0.6 million) excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

Year Ended December 31, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(2.2)	Interest expense	$(4.1)
Currency contracts	(0.1)	Other expense	0.8
Total derivatives	$(2.3)		$(3.3)

Year Ended December 31, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(5.6)	Interest expense	$(3.8)
Currency contracts	1.4	Other expense	0.7
Total derivatives	$(4.2)		$(3.1)
The following table presents the total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are reported.

	Year Ended December 31,
	2017		2016		2015
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$79.5	$(8.4)	$81.5	$13.3	$99.4	$(13.8)
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain or (loss) reclassified from accumulated OCI into income	$(2.7)	$—	$(4.1)	$—	$(3.8)	$—
Currency contracts
Amount of gain or (loss) reclassified from accumulated OCI into income	—	(2.9)	—	0.8	—	0.7
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.6	—	—	—	—
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to "currency translation adjustments" within "accumulated other comprehensive income (loss)" to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2017, the notional amount of €170.0 million of Grace's cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to "currency translation adjustments" within "accumulated other comprehensive income (loss)." Recognition in earnings of amounts previously recorded to "currency translation adjustments" is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2017, €80.1 million of Grace's term loan principal

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)

was designated as a hedging instrument of its net investment in its European subsidiaries. At December 31, 2017, €33.7 million of Grace's deferred intercompany royalties was designated as a hedging instrument of its net investment in European subsidiaries.
The following tables present the location and amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges for the years ended December 31, 2017, 2016, and 2015. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Year Ended December 31, 2017 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(21.9)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(11.2)
Foreign currency denominated deferred intercompany royalties	(6.5)
$(17.7)

Year Ended December 31, 2016 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$5.6
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$4.6
Foreign currency denominated deferred intercompany royalties	2.5
$7.1

Year Ended December 31, 2015 (In millions)	Amount of Gain (Loss) Recognized in OCI in Currency Translation Adjustments
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$18.3
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

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

Provision for Income Taxes    The components of income from continuing operations before income taxes and the related provision for income taxes for 2017, 2016, and 2015 are as follows:

(In millions)	2017	2016	2015
Income from continuing operations before income taxes:
Domestic	$28.3	$72.7	$97.1
Foreign	182.6	93.3	96.6
Total	$210.9	$166.0	$193.7
Benefit from (provision for) income taxes:
Federal—deferred	$(144.6)	$(11.8)	$(35.4)
State and local—current	0.2	(0.7)	4.1
State and local—deferred	(1.7)	(17.7)	(6.4)
Foreign—current	(50.8)	(36.6)	(23.5)
Foreign—deferred	(3.6)	7.8	(8.6)
Total	$(200.5)	$(59.0)	$(69.8)
The difference between the benefit from (provision for) income taxes on continuing operations at the U.S. federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:

(In millions)	2017	2016	2015
Tax provision at U.S. federal income tax rate	$(73.8)	$(58.1)	$(67.8)
Change in benefit (provision) resulting from:
Provisional charge related to U.S. tax reform	(143.0)	—	—
Effect of tax rates in foreign jurisdictions	13.3	6.8	3.0
Research and development credit	5.1	—	—
Stock option exercises	2.8	6.7	—
Nontaxable income/non-deductible expenses	(2.6)	(2.5)	(0.9)
State and local income taxes, net	(1.8)	(4.7)	(2.9)
U.S. tax on foreign earnings	(1.2)	(0.9)	(1.7)
Decrease (increase) in valuation allowance	(0.3)	(2.5)	1.6
Other	1.0	(3.8)	(1.1)
Benefit from (provision for) income taxes	$(200.5)	$(59.0)	$(69.8)
Grace has estimated its provision for income taxes in accordance with the Tax Cuts and Jobs Act of 2017 (the "Act") and guidance available as of the date of this filing and as a result has recorded a provisional income tax expense of $143.0 million in the 2017 fourth quarter, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $120.1 million. The provisional amounts related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the state and foreign taxes on the unremitted earnings were $37.4 million and $4.9 million, respectively. Grace is no longer indefinitely reinvested with respect to its historical unremitted earnings of its foreign subsidiaries. Additionally, Grace provisionally released valuation allowances on a portion of its state net operating losses and federal tax credits of $2.0 million and $17.4 million, respectively.
The Act significantly changes how the U.S. taxes corporations. The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act and significant estimates in calculations, and the preparation and analysis of information

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that is different from Grace's interpretation as of the date of this filing. As Grace completes its analysis of the Act, collects and prepares necessary data including finalizing total post-1986 earnings and profits of its foreign subsidiaries, and interprets any additional guidance, Grace may make adjustments to the provisional amounts that have been recorded that may materially impact its provision for income taxes in the period in which the adjustments are made. Grace expects to complete its analysis of the provisional items during the second half of 2018.
Deferred Tax Assets and Liabilities    As of December 31, 2017 and 2016, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items.

	December 31,
(In millions)	2017	2016
Deferred tax assets:
Federal tax credit carryforwards	$269.6	$183.2
Pension liabilities	104.8	120.1
U.S. net operating loss carryforwards	89.5	293.6
State net operating loss carryforwards	58.2	50.9
Research and development	22.8	35.4
Prepaid royalties	21.4	20.8
Liability for environmental remediation	16.4	24.6
Reserves and allowances	15.2	31.1
Foreign net operating loss carryforwards	6.6	5.9
Liability for asbestos-related litigation	—	11.1
Other	14.5	29.0
Total deferred tax assets	$619.0	$805.7
Deferred tax liabilities:
Properties and equipment	$(32.0)	$(38.5)
Intangible assets	(15.1)	(18.4)
Pension assets	—	(6.1)
Other	(11.3)	(4.7)
Total deferred tax liabilities	$(58.4)	$(67.7)
Valuation allowance:
Federal tax credit carryforwards	$(0.3)	$(17.7)
State net operating loss carryforwards	(9.2)	(11.2)
Foreign net operating loss carryforwards	(2.8)	(2.5)
Total valuation allowance	(12.3)	(31.4)
Net deferred tax assets	$548.3	$706.6
Grace's deferred tax assets decreased by $158.3 million from December 31, 2016, to December 31, 2017, largely as a result of the Act.
Grace reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. See Note 1. The valuation allowance decreased by $19.1 million from December 31, 2016, to December 31, 2017, due to a decrease of $19.4 million related to the impact of the Act offset by an increase of $0.3 million for foreign deferred tax assets.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

U.S. Federal and State Net Operating Losses and Credit Carryforwards    Grace has $269.6 million in federal tax credit carryforwards. In order to fully utilize the credits before they expire from 2021 to 2027 Grace will need to generate domestic and foreign source income of approximately $1.2 billion and approximately $200 million, respectively.
Grace has U.S. federal and state net operating losses. The deferred tax asset related to federal NOLs is $89.5 million. In order to fully utilize the NOLs before they expire in 2035, Grace will need to generate approximately $440 million in U.S. taxable income. The deferred tax asset, net of federal benefit, before valuation allowance related to state NOLs is $58.2 million. In order to fully utilize the state NOLs before they expire (from 2018 to 2035), Grace would need to generate approximately $1.5 billion in state taxable income.
Unrecognized Tax Benefits    The balance of unrecognized tax benefits at December 31, 2017, was $17.7 million compared with $18.7 million at December 31, 2016. A rollforward of the unrecognized tax benefits for the three years ended December 31, 2017, follows.

(In millions)	Unrecognized Tax Benefits
Balance, December 31, 2014	$26.5
Additions for current year tax positions	0.1
Additions for prior year tax positions	0.8
Reductions for prior year tax positions and reclassifications	(1.6)
Reductions for expirations of statute of limitations	(1.5)
Settlements	(1.2)
Balance, December 31, 2015	23.1
Additions for current year tax positions	6.8
Additions for prior year tax positions	0.2
Reductions for prior year tax positions and reclassifications	(0.2)
Settlements	(3.3)
Transferred to GCP upon Separation	(7.9)
Balance, December 31, 2016	18.7
Additions for current year tax positions	0.8
Additions for prior year tax positions	0.7
Reductions for prior year tax positions and reclassifications	(2.5)
Balance, December 31, 2017	$17.7
The entire balance of unrecognized tax benefits as of December 31, 2017, of $17.7 million, if recognized, would reduce the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2017, includes $17.7 million for tax positions with an indirect tax benefit that results in a corresponding deferred tax asset as of December 31, 2017. Grace accrues potential interest and any associated penalties related to unrecognized tax benefits in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. There were no interest and penalties accrued on unrecognized tax benefits as of December 31, 2017 and 2016.
Grace files U.S. federal income tax returns as well as income tax returns in various state and foreign jurisdictions. Grace's unrecognized tax benefits are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

Tax Jurisdiction(1)	Examination in Progress	Examination Not Initiated
United States—Federal	2007, 2009	2010-2016
United States—States	2010-2014	2015-2016
Germany	2014-2016	None
Sweden	None	2013-2016
___________________________________________________________________________________________________________________

(1)	Includes federal, state, provincial or local jurisdictions, as applicable.
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
8. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace's underfunded and unfunded pension plans:

	December 31,
(In millions)	2017	2016
Underfunded defined benefit pension plans	$(110.5)	$(83.1)
Unfunded defined benefit pension plans	(391.9)	(341.2)
Total underfunded and unfunded defined benefit pension plans	(502.4)	(424.3)
Pension liabilities included in other current liabilities	(15.0)	(14.4)
Net funded status	$(517.4)	$(438.7)
Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation ("PBO") basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
Grace maintains defined benefit pension plans covering current and former employees of certain business units and divested business units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans ("U.S. qualified pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans ("non-U.S. pension plans") are funded under a variety of methods, as required under local laws and customs. The U.S. salaried plan is closed to new entrants after January 1, 2017. U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, will participate in defined contribution plans instead of defined benefit pension plans.
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
At the December 31, 2017, measurement date for Grace's defined benefit pension plans, the PBO was $1,648.7 million as measured under U.S. GAAP compared with $1,543.3 million as of December 31, 2016. The PBO basis reflects the present value (using a 3.57% weighted average discount rate for U.S. plans and a 1.84% weighted average discount rate for non-U.S. plans as of December 31, 2017) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan was $11.5 million, $11.1 million, and $10.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2017 and 2016:

	Defined Benefit Pension Plans
(In millions)	U.S.		Non-U.S.		Total
	2017	2016	2017	2016	2017	2016
Change in Projected Benefit Obligation (PBO):
Benefit obligation at beginning of year	$1,274.2	$1,238.8	$269.1	$238.8	$1,543.3	$1,477.6
Service cost	17.1	17.8	8.4	6.8	25.5	24.6
Interest cost	42.0	40.5	4.4	5.1	46.4	45.6
Amendments	—	(1.3)	—	—	—	(1.3)
Settlements/curtailments	—	—	—	(2.3)	—	(2.3)
Acquisitions	—	—	0.4	—	0.4	—
Actuarial (gain) loss	88.3	62.3	13.4	39.9	101.7	102.2
Benefits paid	(91.2)	(83.9)	(7.8)	(7.5)	(99.0)	(91.4)
Currency exchange translation adjustments	—	—	35.2	(11.7)	35.2	(11.7)
Other	(4.8)	—	—	—	(4.8)	—
Benefit obligation at end of year	$1,325.6	$1,274.2	$323.1	$269.1	$1,648.7	$1,543.3
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,086.4	$1,067.2	$18.2	$18.7	$1,104.6	$1,085.9
Actual return on plan assets	112.7	95.6	1.6	(0.5)	114.3	95.1
Employer contributions	9.6	7.5	8.2	8.4	17.8	15.9
Settlements	—	—	—	(1.3)	—	(1.3)
Benefits paid	(91.2)	(83.9)	(7.8)	(7.5)	(99.0)	(91.4)
Currency exchange translation adjustments	—	—	1.3	0.4	1.3	0.4
Other	(7.7)	—	—	—	(7.7)	—
Fair value of plan assets at end of year	$1,109.8	$1,086.4	$21.5	$18.2	$1,131.3	$1,104.6
Funded status at end of year (PBO basis)	$(215.8)	$(187.8)	$(301.6)	$(250.9)	$(517.4)	$(438.7)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(7.0)	$(7.4)	$(8.0)	$(7.0)	$(15.0)	$(14.4)
Noncurrent liabilities	(208.8)	(180.4)	(293.6)	(243.9)	(502.4)	(424.3)
Net amount recognized	$(215.8)	$(187.8)	$(301.6)	$(250.9)	$(517.4)	$(438.7)
Amounts recognized in Accumulated Other Comprehensive (Income) Loss consist of:
Prior service credit	$(3.9)	$(4.3)	$(0.1)	$(0.1)	$(4.0)	$(4.4)
Net amount recognized	$(3.9)	$(4.3)	$(0.1)	$(0.1)	$(4.0)	$(4.4)

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Defined Benefit Pension Plans
(In millions)	U.S.		Non-U.S.
	2017	2016	2017	2016
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	3.57%	4.06%	1.84%	1.91%
Rate of compensation increase	4.10%	4.10%	2.64%	3.09%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate for determining service cost	4.41%	4.68%	2.09%	2.90%
Discount rate for determining interest cost	3.42%	3.38%	1.69%	2.26%
Expected return on plan assets	5.50%	5.50%	4.69%	5.08%
Rate of compensation increase	4.10%	4.10%	3.09%	3.09%
The following table presents the components of net periodic benefit cost (income) and other amounts recognized in "other comprehensive (income) loss."

	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost (Income)
Service cost	$17.1	$8.4	$17.8	$6.8	$25.7	$11.7
Interest cost	42.0	4.4	40.5	5.1	55.1	16.1
Expected return on plan assets	(57.5)	(0.9)	(56.7)	(1.0)	(70.4)	(13.0)
Amortization of prior service cost (credit)	(0.4)	—	(0.2)	—	0.3	—
Annual mark-to-market adjustment	36.0	13.2	23.3	40.1	42.0	(0.1)
Net curtailment and settlement gain	—	—	—	(1.0)	—	—
Net periodic benefit cost (income)	37.2	25.1	24.7	50.0	52.7	14.7
Less: discontinued operations	—	—	—	—	(4.0)	(16.8)
Net periodic benefit cost (income) from continuing operations	$37.2	$25.1	$24.7	$50.0	$48.7	$(2.1)
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI
Net prior service credit	$—	$—	$(1.3)	$—	$(3.6)	$—
Amortization of prior service cost (credit)	0.4	—	0.2	—	(0.3)	—
Total recognized in OCI	0.4	—	(1.1)	—	(3.9)	—
Total recognized in net periodic benefit cost (income) and OCI	$37.6	$25.1	$23.6	$50.0	$44.8	$(2.1)
The estimated prior service credit for the defined benefit pension plans that will be amortized from "accumulated other comprehensive (income) loss" into net periodic benefit cost (income) over the next fiscal year is $0.6 million. The estimated net deferred actuarial loss and prior service credit for the other postretirement plan that will be amortized from "accumulated other comprehensive (income) loss" into net periodic benefit cost (income) over the next fiscal year are $0.4 million and $1.0 million, respectively.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

Funded Status of U.S. Pension Plans (In millions)	Underfunded U.S. Qualified Pension Plans(1)		Unfunded Pay-As-You-Go U.S. Nonqualified Plans(2)
	2017	2016	2017	2016
Projected benefit obligation	$1,217.1	$1,167.9	$108.5	$106.3
Fair value of plan assets	1,109.8	1,086.4	—	—
Funded status (PBO basis)	$(107.3)	$(81.5)	$(108.5)	$(106.3)

Funded Status of Non-U.S. Pension Plans (In millions)	Underfunded Non-U.S. Pension Plans(1)		Unfunded Pay-As-You-Go Non-U.S. Pension Plans(2)
	2017	2016	2017	2016
Projected benefit obligation	$24.7	$19.8	$298.4	$249.3
Fair value of plan assets	21.5	18.2	—	—
Funded status (PBO basis)	$(3.2)	$(1.6)	$(298.4)	$(249.3)
___________________________________________________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
The accumulated benefit obligation for all defined benefit pension plans was approximately $1,570 million and $1,478 million as of December 31, 2017 and 2016, respectively.

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation (In millions)	U.S.		Non-U.S.		Total
	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$1,325.6	$1,274.2	$298.4	$249.3	$1,624.0	$1,523.5
Accumulated benefit obligation	1,286.0	1,238.8	263.6	222.6	1,549.6	1,461.4
Fair value of plan assets	1,109.8	1,086.4	—	—	1,109.8	1,086.4

Estimated Expected Future Benefit Payments Reflecting Future Service for the Fiscal Years Ending (In millions)	Pension Plans		Total Payments
	U.S.	Non-U.S.(1)
	Benefit Payments	Benefit Payments
2018	$82.9	$8.9	$91.8
2019	83.1	8.4	91.5
2020	83.3	8.6	91.9
2021	83.4	8.9	92.3
2022	83.7	9.1	92.8
2023 - 2027	413.2	49.0	462.2
___________________________________________________________________________________________________________________

(1)	Non-U.S. estimated benefit payments for 2018 and future periods have been translated at the applicable December 31, 2017, exchange rates.
Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rate of 3.57% as of December 31, 2017, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
As of December 31, 2017 and 2016, the German pension plans represented approximately 91% and 92%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed weighted average discount rate as of December 31, 2017, for Germany (1.73%) was selected by Grace, in consultation with its independent

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

actuaries, based on a yield curve constructed from a portfolio of euro-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
As of December 31, 2015, Grace changed the approach used to determine the service and interest cost components of defined benefit pension expense. Previously, Grace estimated service and interest costs using a single weighted average discount rate derived from the same yield curve used to measure the projected benefit obligation. For 2016 and 2017, Grace elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. Grace believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change did not affect the measurement of the projected benefit obligation as of December 31, 2015. Grace considers this a change in accounting estimate, which is being accounted for prospectively as of January 1, 2016.
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

•
U.S. equity securities: the portfolio contains domestic equities that are passively managed to the S&P 500 and Russell 2000 benchmarks and an allocation to an active portfolio benchmarked to the Russell Mid-Cap and Russell 2000 indices.

•
Non-U.S. equity securities: the portfolio contains non-U.S. equities in an actively managed strategy benchmarked to the MSCI ACWI ex US index. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

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
For 2017, the expected long-term rate of return on assets for the U.S. qualified pension plans was 5.50%. Average annual returns over one-, three-, five-, and ten-year periods were approximately 11%, 6%, 6%, and 5%, respectively.
The expected return on plan assets for the U.S. qualified pension plans for 2017 was selected by Grace, in consultation with its independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

The target allocation of investment assets at December 31, 2017, and the actual allocation at December 31, 2017 and 2016, for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2017	2017	2016
U.S. equity securities	10%	11%	8%
Non-U.S. equity securities	5%	5%	6%
Short-term debt securities	10%	10%	4%
Intermediate-term debt securities	32%	32%	32%
Long-term debt securities	41%	40%	48%
Other investments	2%	2%	2%
Total	100%	100%	100%
The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2017 and 2016.

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$118.8	$—	$118.8	$—
Non-U.S. equity group trust funds	56.8	—	56.8	—
Corporate and government bond group trust funds—intermediate-term	353.6	—	353.6	—
Corporate and government bond group trust funds—long-term	443.4	—	443.4	—
Other fixed income group trust funds	25.3	—	25.3	—
Common/collective trust funds	92.9	—	92.9	—
Annuity and immediate participation contracts	19.0	—	19.0	—
Total Assets	$1,109.8	$—	$1,109.8	$—

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$91.5	$—	$91.5	$—
Non-U.S. equity group trust funds	62.6	—	62.6	—
Corporate bond group trust funds—intermediate-term	342.6	—	342.6	—
Corporate bond group trust funds—long-term	521.5	—	521.5	—
Other fixed income group trust funds	22.4	—	22.4	—
Common/collective trust funds	27.4	—	27.4	—
Annuity and immediate participation contracts	18.4	—	18.4	—
Total Assets	$1,086.4	$—	$1,086.4	$—
Non-U.S. pension plans accounted for approximately 2% of total global pension assets at December 31, 2017 and 2016. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the Canadian pension plan represent approximately 97% of the total non-U.S. pension plan assets at December 31, 2017 and 2016. The expected long-term rate of return on assets for the Canadian pension plan was 4.75% for 2017.
The target allocation of investment assets at December 31, 2017, and the actual allocation at December 31, 2017 and 2016, for the Canadian pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Canadian Pension Plan Asset Category	2017	2017	2016
Equity securities	28%	28%	28%
Bonds	58%	58%	57%
Other investments	14%	14%	15%
Total	100%	100%	100%
The plan assets of the other country plans represent approximately 3% in the aggregate of total non-U.S. pension plan assets at December 31, 2017 and 2016.

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Postretirement Benefit Plans (Continued)

The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2017 and 2016.

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$20.7	$—	$20.7	$—
Corporate bonds	0.4	—	0.4	—
Insurance contracts and other investments	0.4	—	0.4	—
Total Assets	$21.5	$—	$21.5	$—

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$17.6	$—	$17.6	$—
Corporate bonds	0.3	—	0.3	—
Insurance contracts and other investments	0.3	—	0.3	—
Total Assets	$18.2	$—	$18.2	$—
Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. Based on the U.S. qualified pension plans' status as of December 31, 2017, there are no minimum required payments under ERISA for 2018.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $9 million to its non-U.S. pension plans in 2018.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

	December 31,
(In millions)	2017	2016
Other Current Liabilities
Accrued compensation	$60.7	$49.6
Environmental contingencies	23.5	32.5
Deferred revenue	19.5	27.2
Accrued interest	16.5	16.2
Pension liabilities	15.0	14.4
Income taxes payable	12.2	5.7
Other accrued liabilities	70.4	63.3
	$217.8	$208.9
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

	December 31,
(In millions)	2017	2016
Other Liabilities
Environmental contingencies	$46.8	$33.8
Liability to unconsolidated affiliate	32.7	27.0
Fair value of currency and interest rate contracts	22.7	3.2
Deferred revenue	14.9	2.3
Asset retirement obligation	10.4	10.2
Deferred income taxes	8.2	2.8
Postemployment liability	5.2	7.2
Other noncurrent liabilities	28.4	40.2
	$169.3	$126.7
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product installed in the U.S. ("ZAI PD Claims"), the PD Trust was funded with $34.4 million on the Effective Date and $30.0 million on February 3, 2017. Grace is also obligated to make up to 10 contingent

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)

deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not currently believe they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
With respect to other asbestos property damage claims ("Other PD Claims"), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the "PD Obligation"). Grace has not paid any Other PD Claims since emergence. Annual expenses have been approximately $0.2 million per year. The aggregate amount to be paid under the PD Obligation is not capped, and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable.
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
At December 31, 2017, Grace's estimated liability for legacy environmental response costs totaled $70.3 million compared with $66.3 million at December 31, 2016, and was included in "other current liabilities" and "other liabilities" in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace's estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
Grace recorded pre-tax charges of $24.4 million, $29.2 million, and $6.4 million for legacy environmental matters in 2017, 2016, and 2015, respectively, which is included in "provision for environmental remediation" in the Consolidated Statements of Operations.

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
Grace is engaged with the U.S. Environmental Protection Agency (the "EPA") and other federal, state and local governmental agencies in a remedial investigation and feasibility study ("RI/FS") of the Libby mine and the surrounding area. In its 2017 Annual Project Update for the Libby Asbestos Superfund Site, the EPA announced a narrowing of its focus from the former "OU3 Study Area" to a smaller Operable Unit 3 ("OU3"). Within this revised area, the RI/FS will determine the specific areas requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. Based on communications from regulatory agencies, Grace expects the RI/FS and a record of decision to be completed by the end of 2019. When meaningful new information becomes available, Grace will reevaluate estimated liability for the costs for remediation of the mine and surrounding area and adjust its reserves accordingly.
The EPA is also investigating or remediating formerly owned or operated sites that processed Libby vermiculite into finished products. Grace is cooperating with the EPA on these investigation and remediation activities and has recorded a liability to the extent that its review has indicated that a probable liability has been incurred and the cost is estimable. These liabilities cover the estimated cost of investigations and, to the extent an assessment has indicated that remediation is necessary, the estimated cost of response actions. Response actions typically involve soil excavation and removal, and replacement with clean fill. The EPA may commence additional investigations in the future at other sites that processed Libby vermiculite, but Grace does not believe, based on its knowledge of prior and current operations and site conditions, that liability for remediation at such other sites is probable.
Grace accrued $9.5 million, $24.8 million, and $6.0 million in 2017, 2016, and 2015, respectively, for future costs related to vermiculite-related matters. More than half of the 2016 amount was for the completion of the RI/FS of the Libby mine and surrounding area, which is expected to be spent over the next two years. Grace's total estimated liability for response costs that are currently estimable for the Libby mine and surrounding area, and at vermiculite processing sites outside of Libby at December 31, 2017 and 2016, was $25.8 million and $31.2 million, respectively. It is probable that Grace's ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Matters
During 2017, Grace accrued $14.9 million to increase non-vermiculite environmental reserves. This included a $5.9 million increase to an existing reserve based on refinement of a scope of work for remediation of materials related to a legacy business located at a current manufacturing site, as well as $7.2 million to increase the liability for remediation at a former manufacturing site to maintain ten years of operation and maintenance expenses. At December 31, 2017 and 2016, Grace's estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $44.5 million and $35.1 million, respectively. This liability relates to Grace's former businesses or operations, including its share of liability at off-site disposal facilities. Grace's estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At December 31, 2017, Grace had gross financial assurances issued and outstanding of $124.6 million, composed of $39.5 million of surety bonds issued by various insurance companies and $85.1 million of standby letters of credit and other financial assurances issued by various banks. In November 2017, an additional $28.3 million in performance and warranty bonds were issued. These bonds were not released to the beneficiary until 2018 and are not included above.
11. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    In 2017, 2016, and 2015, Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in "restructuring and repositioning expenses" in the Consolidated Statements of Operations. Restructuring costs in 2017 primarily related to workforce reduction programs in Manufacturing, Supply Chain, Finance and IT. Costs in 2016 primarily related to the exit of certain non-strategic product lines in the Materials Technologies reportable segment in the 2016 first half. Costs in 2015 were in part due to the Separation.
The following table presents restructuring expenses by reportable segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(In millions)	2017	2016	2015
Catalysts Technologies	$3.7	$3.4	$4.8
Materials Technologies	(0.1)	15.1	0.8
Corporate	7.9	5.8	5.7
Total restructuring expenses	$11.5	$24.3	$11.3

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Repositioning Expenses (Continued)

These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2018.
The following table presents components of the change in restructuring liability for the years ended December 31, 2017, 2016, and 2015:

(In millions)	Total
Balance, December 31, 2014	$2.1
Accruals for severance and other costs	11.3
Payments	(5.6)
Currency translation adjustments and other	(0.2)
Balance, December 31, 2015	$7.6
Accruals for severance and other costs	17.8
Payments	(16.0)
Currency translation adjustments and other	0.2
Balance, December 31, 2016	$9.6
Accruals for severance and other costs	11.4
Payments	(14.4)
Currency translation adjustments and other	0.1
Balance, December 31, 2017	$6.7
Repositioning Expenses    Repositioning expenses primarily include third party costs related to transformative productivity programs and costs incurred to complete the Separation. Pretax repositioning expenses included in continuing operations for the years ended December 31, 2017, 2016, and 2015 were $15.2 million, $14.3 million, and $9.1 million respectively. Expenses incurred in 2017 primarily related to third-party costs associated with productivity and transformation initiatives, as well as costs related to the Separation. Expenses incurred in 2016 and 2015 primarily related to the Separation. Substantially all of these costs have been or are expected to be settled in cash.
In 2017, Grace initiated a multi-year program to transform its manufacturing and business processes to extend its competitive advantages and improve its cost position. Grace expects to significantly improve its manufacturing performance, reduce its manufacturing costs, and improve its demand and supply planning capabilities. Grace also expects to invest significant capital in its manufacturing plants to accelerate growth and improve performance.

Notes to Consolidated Financial Statements (Continued)

12. Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Business interruption insurance recoveries	$(26.6)	$—	$—
Accounts receivable reserve—Venezuela	10.0	—	—
Currency transaction effects	5.0	(1.0)	(1.5)
Third-party acquisition-related costs	2.9	2.5	—
Net (gain) loss on sales of investments and disposals of assets	1.6	(1.4)	(10.6)
Chapter 11 expenses, net	1.4	3.4	5.1
Loss on early extinguishment of debt	—	11.1	—
Other miscellaneous expense (income)	(2.7)	(1.3)	(6.8)
Total other (income) expense, net	$(8.4)	$13.3	$(13.8)
In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. Grace received $25.0 million in payments from its third-party insurer in 2017, under its business interruption insurance policy for a portion of profits lost as a result of the outage. The policy had a $25 million limit for this event.
During the 2017 third quarter, Grace recorded a $10.0 million charge to fully reserve for a trade receivable from a Venezuela-based customer related to increased economic uncertainty and the recent political unrest and sanctions.
See Note 5 for more information related to Grace's 2016 early extinguishment of debt.
13. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015:

Year Ended December 31, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.3)	$0.8	$(1.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.4	(0.1)	0.3
Net deferred actuarial gain (loss) arising during period	(0.1)	—	(0.1)
Benefit plans, net	(2.0)	0.7	(1.3)
Currency translation adjustments(1)	(23.1)	(2.9)	(26.0)
Gain (loss) from hedging activities	2.9	(2.1)	0.8
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(22.2)	$(4.3)	$(26.5)
___________________________________________________________________________________________________________________

(1)
In the 2017 third quarter, Grace recorded an out-of-period adjustment to recognize the accumulated deferred tax liability for its euro loan net investment hedge (see Note 6). The correction resulted in a reduction in deferred tax assets and a charge to "other comprehensive income (loss)" of $16.9 million. Grace has assessed the impact of this error and concluded that it was not material to any prior-period and the impact of correcting the error in 2017 is not material.

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

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

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017, 2016, and 2015:

	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2014	$4.0	$(22.8)	$(5.0)	$(23.8)
Other comprehensive income (loss) before reclassifications	3.5	(43.3)	0.6	(39.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(4.5)	—	0.7	(3.8)
Net current-period other comprehensive income (loss)	(1.0)	(43.3)	1.3	(43.0)
Balance, December 31, 2015	$3.0	$(66.1)	$(3.7)	$(66.8)
Other comprehensive income (loss) before reclassifications	0.9	(1.8)	(1.8)	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.5)	—	2.1	0.6
Net current-period other comprehensive income (loss)	(0.6)	(1.8)	0.3	(2.1)
Distribution of GCP	(0.2)	135.5	—	135.3
Balance, December 31, 2016	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	(0.1)	(26.0)	(2.7)	(28.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	—	3.5	2.3
Net current-period other comprehensive income (loss)	(1.3)	(26.0)	0.8	(26.5)
Balance, December 31, 2017	$0.9	$41.6	$(2.6)	$39.9
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
14. Shareholders' Equity
Under its Amended and Restated Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2017, the W. R. Grace & Co. 2014 Stock Incentive Plan (together with the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan, collectively, the "Stock Incentive Plans") had 2,219,234 shares of unissued stock reserved for issuance in the event of the exercise of stock options or settlement of stock-based awards. Shares issuable upon the exercise of stock options or the settlement of stock based awards are covered by reissuing treasury stock, to the extent available; otherwise they are covered through newly issued shares. For the years ended December 31, 2017, 2016, and 2015, 386,300, 745,938, and 728,408 stock options were exercised for aggregate proceeds of $16.4 million, $17.0 million, and $26.9 million, respectively. Additionally in 2017, 10,507 common shares were issued to members of the Board of Directors, in payment of their annual retainer; 8,215 shares were issued through net share settlement; 24,432 shares were issued to settle the 2014 Restricted Stock Units (RSUs); and 6,743 shares were issued to settle tranche 1 of the 2016 RSUs.

Notes to Consolidated Financial Statements (Continued)

14. Shareholders' Equity (Continued)

The following table sets forth information relating to common stock activity for the years ended December 31, 2017, 2016, and 2015:

Balance of outstanding shares, December 31, 2014	72,922,565
Stock options exercised	728,408
Shares issued	9,378
Shares forfeited	(3,120)
Shares repurchased	(3,123,716)
Balance of outstanding shares, December 31, 2015	70,533,515
Stock options exercised	745,938
Shares issued	110,953
Shares forfeited	(305,678)
Shares repurchased	(2,775,297)
Balance of outstanding shares, December 31, 2016	68,309,431
Stock options exercised	386,300
Shares issued	49,897
Shares forfeited through net share exercise	(29,783)
Shares repurchased	(935,435)
Balance of outstanding shares, December 31, 2017	67,780,410
15. Stock Incentive Plans
The Company has granted nonstatutory stock options to certain key employees under the Stock Incentive Plans. The Stock Incentive Plans are administered by the Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the average per share fair market value on the date of grant. Stock-based compensation awards granted under the Company's stock incentive plans are generally subject to a vesting period from the date of the grant ranging from 1 - 3 years. Currently outstanding options expire on various dates through August 2022.
Previously outstanding stock-based compensation awards granted under equity compensation programs prior to the Separation and held by certain executives and employees were adjusted in 2016 to reflect the impact of the Separation on these awards. To preserve the aggregate intrinsic value of awards held prior to the Separation, as measured immediately before and immediately after the Separation, each holder of stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Company equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in Company equity. In the Separation, the determination as to which type of adjustment applied to a holder’s previously outstanding award was based upon the date on which the award was originally granted under the equity compensation programs prior to the Separation. The adjustment of the original awards resulted in $0.6 million of incremental compensation cost in 2016.

Notes to Consolidated Financial Statements (Continued)

15. Stock Incentive Plans (Continued)

The following table sets forth information relating to such options during 2017, 2016, and 2015.

Stock Option Activity	Number Of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	2,523,790	$55.77
Options exercised	(728,408)	36.85
Options forfeited	(25,000)	92.57
Options terminated	(500)	100.29
Options granted	550,805	77.31	$19.28
Balance, December 31, 2015	2,320,687	71.01
Options exercised	(745,938)	36.97
Options forfeited	(9,458)	73.40
Options terminated	(2,426)	67.06
Options granted	377,920	68.32	12.90
Balance, December 31, 2016	1,940,785	66.83
Options exercised	(386,300)	45.21
Options forfeited	(34,545)	72.97
Options terminated	(23,320)	75.60
Options granted	316,830	71.37	13.00
Balance, December 31, 2017	1,813,450
The following is a summary of nonvested option activity for the year ended December 31, 2017.

Stock Option Activity	Number Of Shares	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at beginning of year	878,031	$17.76
Granted	316,830	13.00
Vested	(417,969)	18.78
Forfeited	(57,865)	18.09
Nonvested options outstanding at end of year	719,027
As of December 31, 2017, the intrinsic value (the difference between the exercise price and the market price) for options outstanding was $2.8 million and for options exercisable was $2.3 million. The total intrinsic value of all options exercised during the years ended December 31, 2017, 2016 and 2015 was $10.3 million, $25.9 million and $46.1 million, respectively. A summary of our stock options outstanding and exercisable at December 31, 2017, follows:

Exercise Price Range	Number Outstanding	Number Exercisable	Outstanding Weighted- Average Remaining Contractual Life (Years)	Exercisable Weighted- Average Exercise Price
$60 - $70	586,054	350,469	2.02	63.90
$70 - $80	1,200,806	724,000	2.48	75.97
$80 - $90	26,590	19,954	1.16	80.76
	1,813,450	1,094,423

Notes to Consolidated Financial Statements (Continued)

15. Stock Incentive Plans (Continued)

At December 31, 2017, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.31 years.
Options Granted    The Company granted approximately 0.3 million, 0.4 million, and 0.6 million nonstatutory stock options in 2017, 2016, and 2015, respectively, under the Stock Incentive Plans.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized non-cash stock-based compensation expense of $4.3 million, $6.0 million and $9.9 million, respectively, which is included in "selling, general and administrative expenses" in the Consolidated Statements of Operations. The actual tax benefit realized from stock options exercised totaled $7.4 million, $11.2 million, and $3.3 million for the year ended December 31, 2017, 2016 and 2015, respectively.
The Company values options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. The Company believes its actual stock volatility was not representative of future volatility during the time it was in Chapter 11. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2017, 2016 and 2015, respectively.

	2017	2016	2015
Expected volatility	24.7% - 25.1%	26.2% - 27.5%	23.0% - 27.2%
Weighted average expected volatility	24.9%	26.6%	24.5%
Expected term	3.00 - 4.00 years	3.00 - 4.00 years	3.00 - 4.00 years
Risk-free rate	1.66%	1.01%	1.30%
Dividend yield	1.2%	1.0%	—%
Total unrecognized stock-based compensation expense at December 31, 2017, was $2.9 million and the weighted-average period over which this expense will be recognized is 0.9 year.
Restricted Stock and Performance Based Units    During 2017 the Company granted 57,600 RSUs and 115,158 Performance Based Units (PBUs) under the Company's Long-term Incentive Plan (LTIP). During 2016 the Company granted 77,358 RSUs and 124,952 PBUs under the LTIP. During 2015 the Company granted 123,846 RSUs and 1,864 PBUs under the LTIP. During 2017, 2016, and 2015, awards covering 16,395, 15,197, and 10,641 shares were forfeited, respectively. The PBUs cliff vest after the completion of the performance periods ending December 31, 2019 and 2018, and have a weighted average grant date fair value of $71.37 and $68.50, respectively. The RSUs granted in 2017 and 2016 vest in three equal annual installments and have a weighted average grant date fair value of $71.37 and $68.90, respectively. The RSUs granted in 2015 cliff vest in May 2018 and have a weighted average grant date fair value of $67.95. Vesting for all awards is subject to continued employment through the payment date (subject to certain exceptions for retirement, death or disability, change in control scenarios, and in the discretion of the Compensation Committee).
The Company anticipates that approximately 65% of the awards granted in 2017 will be settled in common stock and approximately 35% will be settled in cash, assuming full vesting. The Company anticipates that approximately 67% of the awards granted in 2016 will be settled in common stock and approximately 33% will be settled in cash, assuming full vesting. The Company anticipates that approximately 53% of the PBUs granted in 2015 will be settled in common stock and approximately 47% will be settled in cash, assuming full vesting.
PBUs and RSUs are recorded at fair value at the date of grant. The common stock settled portion is considered an equity award with the payout being valued based on the Company’s stock price on the grant date. The cash settled portion of the award is considered a liability award with payout being remeasured each reporting period based on the Company’s current stock price. PBU equity and cash awards are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such

Notes to Consolidated Financial Statements (Continued)

15. Stock Incentive Plans (Continued)

awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period. During 2017, 2016, and 2015, the Company recognized $10.3 million, $8.6 million, and $5.8 million in compensation expense for these awards. As of December 31, 2017, $14.1 million of total unrecognized compensation expense related to the awards is expected to be recognized over the remaining weighted-average service period of 1.3 years.
16. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

(In millions, except per share amounts)	2017	2016	2015
Numerators
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$11.2	$107.0	$124.0
Income (loss) from discontinued operations, net of income taxes	—	(12.9)	20.2
Net income (loss) attributable to W. R. Grace & Co. shareholders	$11.2	$94.1	$144.2
Denominators
Weighted average common shares—basic calculation	68.1	70.1	72.0
Dilutive effect of employee stock options	0.1	0.4	0.6
Weighted average common shares—diluted calculation	68.2	70.5	72.6
Basic earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.16	$1.53	$1.72
Income (loss) from discontinued operations, net of income taxes	—	(0.19)	0.28
Net income (loss)	$0.16	$1.34	$2.00
Diluted earnings per share attributable to W. R. Grace & Co. shareholders
Income (loss) from continuing operations	$0.16	$1.52	$1.71
Income (loss) from discontinued operations, net of income taxes	—	(0.19)	0.28
Net income (loss)	$0.16	$1.33	$1.99
There were approximately 1.5 million, 1.3 million and 0.4 million anti-dilutive options outstanding for the years ended December 31, 2017, 2016 and 2015, respectively.
On February 4, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $500 million, which it completed on January 15, 2015. On February 5, 2015, the Company announced that its Board of Directors had authorized an additional share repurchase program of up to $500 million, which it completed on July 10, 2017. On February 8, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program of up to $250 million, expected to be completed over 24 to 36 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, the strategic deployment of capital, and general market and economic conditions. During 2017, 2016 and 2015, the Company repurchased 935,435, 2,775,297, and 3,123,716 shares of Company common stock for $65.0 million, $195.1 million and $301.5 million, respectively, pursuant to the terms of the share repurchase programs. As of December 31, 2017, $218.9 million remained under the current authorization.
17. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace's two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

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

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

Reportable Segment Data

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Sales
Catalysts Technologies	$1,276.5	$1,163.7	$1,162.1
Materials Technologies	440.0	434.9	466.1
Total	$1,716.5	$1,598.6	$1,628.2
Adjusted EBIT
Catalysts Technologies segment operating income	$395.4	$367.8	$347.3
Materials Technologies segment operating income	100.6	104.0	96.9
Corporate costs	(69.0)	(59.4)	(79.9)
Gain on termination and curtailment of postretirement plans related to current businesses	—	0.2	1.9
Certain pension costs	(13.0)	(12.3)	(20.4)
Total	$414.0	$400.3	$345.8
Depreciation and Amortization
Catalysts Technologies	$87.1	$77.4	$68.1
Materials Technologies	19.6	19.5	23.2
Corporate	4.8	3.4	7.9
Total	$111.5	$100.3	$99.2
Capital Expenditures
Catalysts Technologies	$100.9	$84.9	$66.3
Materials Technologies	20.9	24.0	24.6
Corporate	3.4	8.0	27.9
Total	$125.2	$116.9	$118.8
Total Assets
Catalysts Technologies	$1,757.1	$1,675.1	$1,390.8
Materials Technologies	326.8	313.1	333.4
Corporate	823.1	923.6	1,051.0
Assets of discontinued operations	—	—	870.5
Total	$2,907.0	$2,911.8	$3,645.7
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements
Grace Adjusted EBIT for the years ended December 31, 2017, 2016 and 2015 is reconciled below to income from continuing operations before income taxes presented in the accompanying Consolidated Statements of Operations.

	Year Ended December 31,
(In millions)	2017	2016	2015
Grace Adjusted EBIT	$414.0	$400.3	$345.8
Pension MTM adjustment and other related costs, net	(51.1)	(60.3)	(30.5)
Costs related to legacy product, environmental and other claims	(30.8)	(35.4)	(6.1)
Restructuring and repositioning expenses	(26.7)	(38.6)	(20.4)
Accounts receivable reserve—Venezuela	(10.0)	—	—
Third-party acquisition-related costs	(2.9)	(2.5)	—
Income and expense items related to divested businesses	(2.3)	0.1	1.5
Loss on early extinguishment of debt	—	(11.1)	—
Amortization of acquired inventory fair value adjustment	—	(8.0)	—
Gain (loss) on sale of product line	—	1.7	—
Gain on termination and curtailment of postretirement plans related to divested businesses	—	0.3	2.6
Interest expense, net	(78.5)	(80.5)	(99.1)
Net income (loss) attributable to noncontrolling interests	(0.8)	—	(0.1)
Income (loss) from continuing operations before income taxes	$210.9	$166.0	$193.7
The table below presents sales of similar products within each reportable segment.

	Year Ended December 31,
(In millions)	2017	2016	2015
Catalysts Technologies:
Refining catalysts	$758.1	$724.9	$764.5
Polyolefin and chemical catalysts	518.4	438.8	397.6
Total	$1,276.5	$1,163.7	$1,162.1
Materials Technologies:
Coatings	$142.2	$136.5	$133.6
Consumer/Pharma	123.3	121.9	125.1
Chemical process	153.5	142.6	137.0
Other	21.0	33.9	70.4
Total	$440.0	$434.9	$466.1

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

Geographic Area Data
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Sales
United States	$437.3	$446.2	$444.7
Canada	48.7	44.5	45.3
Total North America	486.0	490.7	490.0
Europe Middle East Africa	667.7	647.8	621.2
Asia Pacific	459.8	348.9	390.9
Latin America	103.0	111.2	126.1
Total	$1,716.5	$1,598.6	$1,628.2
Long-Lived Assets(1)
United States	$599.8	$564.5	$464.1
Canada	15.5	13.9	13.0
Total North America	615.3	578.4	477.1
Germany	142.2	109.7	110.9
Rest of Europe Middle East Africa	45.3	39.5	17.4
Total Europe Middle East Africa	187.5	149.2	128.3
Asia Pacific	21.1	21.5	25.9
Latin America	7.9	7.5	5.5
Total	$831.8	$756.6	$636.8
___________________________________________________________________________________________________________________

(1)	Long-lived assets include properties and equipment and the noncurrent asset related to a planned hydroprocessing catalyst plant to be transferred to ART upon completion. (See Note 18.)
18. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace's investment in ART amounted to $125.9 million and $117.6 million as of December 31, 2017 and 2016, respectively, and the amount included in "equity in earnings of unconsolidated affiliate" in the accompanying Consolidated Statements of Operations totaled $25.9 million, $29.8 million and $20.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The following summary presents ART's assets, liabilities and results of operations.

Notes to Consolidated Financial Statements (Continued)

18. Unconsolidated Affiliate (Continued)

	December 31,
(In millions)	2017	2016
Summary Balance Sheet information:
Current assets	$239.8	$249.2
Noncurrent assets	91.5	84.8
Total assets	$331.3	$334.0

Current liabilities	$82.4	$102.0
Noncurrent liabilities	0.3	0.3
Total liabilities	$82.7	$102.3

	Year Ended December 31,
(In millions)	2017	2016	2015
Summary Statement of Operations information:
Net sales	$447.3	$388.9	$415.3
Costs and expenses applicable to net sales	379.8	322.1	366.6
Income before income taxes	53.6	60.8	42.8
Net income	52.1	59.3	41.1
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. Product manufacturing for ART is accounted for on a net basis, with a mark-up, in "cost of goods sold" in the Consolidated Statements of Operations. Grace also receives reimbursement from ART for fixed costs, research and development, selling, general and administrative services, and depreciation. Grace records reimbursements against the respective line items on Grace's Consolidated Statement of Operations. The table below presents summary financial data related to transactions between Grace and ART.

	Year Ended December 31,
(In millions)	2017	2016	2015
Product manufactured for ART	$213.8	$210.4	$258.9
Mark-up on product manufactured for ART included as a reduction of Grace's cost of goods sold	4.2	4.2	5.1
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	41.7	33.8	31.6
The table below lists Grace balances related to ART.

	December 31,
(in millions)	2017	2016
Accounts receivable	$20.1	$14.9
Noncurrent asset	32.7	27.0
Accounts payable	22.3	28.7
Debt payable within one year	8.6	7.6
Debt payable after one year	33.8	31.9
Noncurrent liability	32.7	27.0

Notes to Consolidated Financial Statements (Continued)

18. Unconsolidated Affiliate (Continued)

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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2019. No amounts were outstanding at December 31, 2017 and 2016.
19. Acquisitions
On December 14, 2017, Grace signed a definitive agreement to acquire the polyolefin catalysts business of Albemarle Corporation for $416 million, subject to regulatory approvals and other customary closing conditions. This acquisition would be complementary to Grace's specialty catalysts business and would strengthen Grace's catalysts technology portfolio, commercial relationships, and manufacturing network.
On June 30, 2016, Grace acquired the assets of BASF's polyolefin catalysts business for total consideration of $250.6 million, including an estimated $3.3 million holdback liability, which was paid during the 2017 second quarter. The business is included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date in accordance with ASC 805 "Business Combinations." The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. Approximately $43 million of goodwill generated from the acquisition will be deductible for U.S. income tax purposes over a period of 15 years.

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
20. Discontinued Operations
As a result of the Separation and Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange. Grace does not beneficially own any shares of GCP common stock and will not consolidate the financial results of GCP in its future financial reporting, as GCP is no longer a related party to Grace subsequent to the Separation. GCP’s historical financial results

Notes to Consolidated Financial Statements (Continued)

20. Discontinued Operations (Continued)

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

20. Discontinued Operations (Continued)

GCP’s historical financial results through the Distribution Date and other effects of the Separation are presented as discontinued operations as summarized below:

	Year Ended December 31,
(In millions)	2016	2015
Net sales	$99.6	$1,423.3
Cost of goods sold	62.6	907.5
Gross profit	37.0	515.8
Selling, general and administrative expenses	21.6	251.2
Research and development expenses	1.7	22.5
Loss in Venezuela	—	59.6
Repositioning expenses	22.0	55.1
Interest expense and related financing costs	0.7	1.5
Other expense, net	3.9	9.9
Total costs and expenses	49.9	399.8
(Loss) Income from discontinued operations before income taxes	(12.9)	116.0
Benefit from (provision for) income taxes	0.1	(95.0)
(Loss) Income from discontinued operations after income taxes	(12.8)	21.0
Less: Net income attributable to noncontrolling interests	(0.1)	(0.8)
Net (loss) income from discontinued operations	$(12.9)	$20.2
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

Notes to Consolidated Financial Statements (Continued)

21. Quarterly Summary and Statistical Information (Unaudited)

(In millions, except per share amounts)	March 31	June 30	September 30	December 31(3)
2017
Net sales	$398.0	$429.5	$429.5	$459.5
Gross profit	153.2	169.3	173.3	167.5
Net income (loss)	42.9	43.5	47.1	(123.1)
Net income (loss) attributable to W. R. Grace & Co. shareholders	42.9	43.9	47.4	(123.0)
Net income (loss) per share:(1)
Basic earnings (loss) per share:
Net income (loss)	$0.63	$0.64	$0.70	$(1.81)
Diluted earnings (loss) per share:
Net income (loss)	0.63	0.64	0.70	(1.81)
Dividends declared per share	0.21	0.21	0.21	0.21
Market price of common stock:(2)
High	$74.63	$72.72	$73.77	$77.37
Low	67.54	67.12	65.84	69.37
Close	69.71	72.01	72.15	70.13
___________________________________________________________________________________________________________________

(1)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)	Principal market: New York Stock Exchange.

(3)
Fourth quarter "gross profit," "net income (loss)," and "net income (loss) attributable to W. R. Grace & Co. shareholders" include the effects of the annual pension mark-to-market adjustment, as well as adjustments related to the estimated impacts of the U.S. Tax Cuts and Jobs Act of 2017.

(In millions, except per share amounts)	March 31		June 30	September 30	December 31(5)
2016
Net sales	$362.8		$390.5	$404.5	$440.8
Gross profit	152.7		173.2	168.2	161.8
Net income (loss)	0.3		38.5	39.7	15.6
Net income (loss) attributable to W. R. Grace & Co. shareholders	0.5		38.7	39.6	15.3
Net income (loss) per share:(1)
Basic earnings (loss) per share:
Net income (loss)	$0.01		$0.55	$0.56	$0.22
Diluted earnings (loss) per share:
Net income (loss)	0.01		0.55	0.56	0.22
Dividends declared per share	—		0.17	0.17	0.17
Market price of common stock:(2)(3)
High	$98.15	(4)	$80.39	$80.56	$74.38
Low	63.84		70.59	71.47	63.37
Close	71.18		73.21	73.80	67.64
___________________________________________________________________________________________________________________

(1)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)	Principal market: New York Stock Exchange.

(3)	Share prices subsequent to February 3, 2016, reflect the Separation and exclude separate trading of GCP common stock.

(4)	Price is a pre-Separation market price of common stock.

(5)	Fourth quarter "gross profit," "net income (loss)," and "net income (loss) attributable to W. R. Grace & Co. shareholders" include the effects of the annual pension mark-to-market adjustment.

SELECTED FINANCIAL DATA

(In millions, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations
Net sales	$1,716.5	$1,598.6	$1,628.2	$1,757.3	$1,609.5
Income (loss) from continuing operations(1)(2)	10.4	107.0	123.9	116.9	120.5
Financial Position
Total assets	2,907.0	2,911.8	3,645.7	4,057.1	5,390.1
Debt payable after one year(3)	1,523.8	1,507.6	2,111.5	1,882.5	25.1
Liabilities subject to compromise (a subset of total liabilities)	—	—	—	—	3,776.1
Shareholders' equity	263.3	372.4	212.5	369.0	571.2
Data Per Common Share
Income (loss) from continuing operations - basic	$0.16	$1.53	$1.72	$1.55	$1.58
Income (loss) from continuing operations - diluted	0.16	1.52	1.71	1.54	1.55
Cash dividends declared	0.84	0.51	—	—	—
Other Statistics
Common shareholders of record	4,646	4,895	5,142	5,839	7,077
___________________________________________________________________________________________________________________

(1)
Adjustments related to our legacy liabilities, Chapter 11, and pension mark-to-market accounting are included in and affect the period-to-period comparability of "income (loss) from continuing operations" and the related data per common share. See Note 17 to the Consolidated Financial Statements for a detail of these items.

(2)	For 2017, iIncome (loss) from continuing operations" includes a charge of $143.0 million related to the estimated impacts of the U.S. Tax Cuts and Jobs Act of 2017.

(3)
Amount for 2013 excludes amounts classified within "liabilities subject to compromise." In connection with its emergence from bankruptcy in 2014, Grace entered into a Credit Agreement. Grace also issued $1,000 million of senior unsecured notes in 2014. (See Note 5.)

Management's Discussion and Analysis of Financial Condition and Results of Operations
See "Analysis of Operations" for a discussion of our non-GAAP performance measures. Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund.
Results of Operations
2017 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2017, compared with the prior year.

•	Net sales increased 7.4% to $1,716.5 million.

•	Income from continuing operations attributable to Grace decreased to $11.2 million, due to the $143.0 million provisional charge to reflect the estimated effects of U.S. tax reform.

•	Diluted earnings per share from continuing operations decreased to $0.16 per diluted share.

•	Adjusted EPS increased 9.7% to $3.40 per diluted share.

•	Adjusted EBIT increased 3.4% to $414.0 million.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two reportable segments, Grace Catalysts Technologies and Grace Materials Technologies. See Item 1 (Business—Business Overview) of this Report for a summary description of our core business.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the years ended December 31, 2017, 2016, and 2015. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.
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
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our legacy product, environmental, and other claims; restructuring and repositioning activities; divested businesses; the effects of acquisitions; and certain other items that are not representative of underlying trends.
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
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to legacy product, environmental and other claims, and may exclude income and expenses from restructuring and repositioning activities and divested businesses, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income attributable to Grace shareholders, measured under U.S. GAAP, for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	2017	2016	% Change	2015	% Change
Net sales:
Catalysts Technologies	$1,276.5	$1,163.7	9.7%	$1,162.1	0.1%
Materials Technologies	440.0	434.9	1.2%	466.1	(6.7)%
Total Grace net sales	$1,716.5	$1,598.6	7.4%	$1,628.2	(1.8)%
Net sales by region:
North America	$486.0	$490.7	(1.0)%	$490.0	0.1%
Europe Middle East Africa	667.7	647.8	3.1%	621.2	4.3%
Asia Pacific	459.8	348.9	31.8%	390.9	(10.7)%
Latin America	103.0	111.2	(7.4)%	126.1	(11.8)%
Total net sales by region	$1,716.5	$1,598.6	7.4%	$1,628.2	(1.8)%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$395.4	$367.8	7.5%	$347.3	5.9%
Materials Technologies segment operating income	100.6	104.0	(3.3)%	96.9	7.3%
Corporate costs	(69.0)	(59.4)	(16.2)%	(79.9)	25.7%
Gain on termination and curtailment of postretirement plans related to current businesses	—	0.2	NM	1.9	NM
Certain pension costs(B)	(13.0)	(12.3)	(5.7)%	(20.4)	39.7%
Adjusted EBIT	414.0	400.3	3.4%	345.8	15.8%
Pension MTM adjustment and other related costs, net	(51.1)	(60.3)		(30.5)
Costs related to legacy product, environmental and other claims, net	(30.8)	(35.4)		(6.1)
Restructuring and repositioning expenses	(26.7)	(38.6)		(20.4)
Accounts receivable reserve—Venezuela	(10.0)	—		—
Third-party acquisition-related costs	(2.9)	(2.5)		—
Income and expense items related to divested businesses	(2.3)	0.1		1.5
Loss on early extinguishment of debt	—	(11.1)		—
Amortization of acquired inventory fair value adjustment	—	(8.0)		—
Gain (loss) on sale of product line	—	1.7		—
Gain on termination and curtailment of postretirement plans related to divested businesses	—	0.3		2.6
Interest expense, net	(78.5)	(80.5)	2.5%	(99.1)	18.8%
(Provision for) benefit from income taxes	(200.5)	(59.0)	NM	(69.8)	15.5%
Income (loss) from continuing operations attributable to W. R. Grace & Co. shareholders	$11.2	$107.0	(89.5)%	$124.0	(13.7)%
Diluted EPS from continuing operations	$0.16	$1.52	(89.5)%	$1.71	(11.1)%
Adjusted EPS	$3.40	$3.10	9.7%	$2.18	42.2%

Analysis of Operations (In millions)	2017	2016	% Change	2015	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	40.8%	44.4%	(3.6) pts	42.2%	2.2 pts
Materials Technologies	37.9%	39.6%	(1.7) pts	38.8%	0.8 pts
Adjusted Gross Margin	40.1%	43.1%	(3.0) pts	41.2%	1.9 pts
Amortization of acquired inventory fair value adjustment	—%	(0.5)%	NM	—%	NM
Pension costs in cost of goods sold	(1.5)%	(1.6)%	0.1 pts	(1.2)%	(0.4) pts
Total Grace	38.6%	41.0%	(2.4) pts	40.0%	1.0 pts
Adjusted EBIT:
Catalysts Technologies	$395.4	$367.8	7.5%	$347.3	5.9%
Materials Technologies	100.6	104.0	(3.3)%	96.9	7.3%
Corporate, pension, and other	(82.0)	(71.5)	(14.7)%	(98.4)	27.3%
Total Grace	414.0	400.3	3.4%	345.8	15.8%
Depreciation and amortization:
Catalysts Technologies	$87.1	$77.4	12.5%	$68.1	13.7%
Materials Technologies	19.6	19.5	0.5%	23.2	(15.9)%
Corporate	4.8	3.4	41.2%	7.9	(57.0)%
Total Grace	111.5	100.3	11.2%	99.2	1.1%
Adjusted EBITDA:
Catalysts Technologies	$482.5	$445.2	8.4%	$415.4	7.2%
Materials Technologies	120.2	123.5	(2.7)%	120.1	2.8%
Corporate, pension, and other	(77.2)	(68.1)	(13.4)%	(90.5)	24.8%
Total Grace	525.5	500.6	5.0%	445.0	12.5%
Adjusted EBIT margin:
Catalysts Technologies	31.0%	31.6%	(0.6) pts	29.9%	1.7 pts
Materials Technologies	22.9%	23.9%	(1.0) pts	20.8%	3.1 pts
Total Grace	24.1%	25.0%	(0.9) pts	21.2%	3.8 pts
Adjusted EBITDA margin:
Catalysts Technologies	37.8%	38.3%	(0.5) pts	35.7%	2.6 pts
Materials Technologies	27.3%	28.4%	(1.1) pts	25.8%	2.6 pts
Total Grace	30.6%	31.3%	(0.7) pts	27.3%	4.0 pts

Analysis of Operations (In millions)	2017	2016	2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$414.0	$400.3	$345.8
Invested Capital:
Trade accounts receivable	285.2	273.9	254.5
Inventories	230.9	228.0	198.8
Accounts payable	(210.3)	(195.4)	(157.8)
	305.8	306.5	295.5
Other current assets (excluding income taxes)	42.1	32.0	43.2
Properties and equipment, net	799.1	729.6	621.7
Goodwill	402.4	394.2	336.5
Technology and other intangible assets, net	255.4	269.1	227.5
Investment in unconsolidated affiliate	125.9	117.6	103.2
Other assets (excluding capitalized financing fees)	37.4	34.9	31.8
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(158.6)	(144.4)	(158.5)
Other liabilities (excluding income taxes and legacy environmental matters)	(113.7)	(89.3)	(81.4)
Total invested capital	$1,695.8	$1,650.2	$1,419.5
Adjusted EBIT Return On Invested Capital	24.4%	24.3%	24.4%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

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

NM—Not Meaningful

Grace Overview
Following is an overview of our financial performance for the years ended December 31, 2017, 2016, and 2015.
Net Sales and Gross Margin
Sales were $1,716.5 million, $1,598.6 million, and $1,628.2 million for the years ended December 31, 2017, 2016, and 2015. Gross margin was 38.6%, 41.0%, and 40.0% for the years ended December 31, 2017, 2016, and 2015. Adjusted Gross Margin was 40.1%, 43.1%, and 41.2% for the years ended December 31, 2017, 2016, and 2015.
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	2017 as a Percentage Increase (Decrease) from 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	9.7%	(0.3)%	0.3%	9.7%
Materials Technologies	0.3%	(0.2)%	1.1%	1.2%
Net sales	7.2%	(0.3)%	0.5%	7.4%
By Region:
North America	(0.5)%	(0.5)%	—%	(1.0)%
Europe Middle East Africa	2.6%	(0.6)%	1.1%	3.1%
Asia Pacific	31.3%	0.6%	(0.1)%	31.8%
Latin America	(7.9)%	(0.2)%	0.7%	(7.4)%
Sales for 2017 increased 7.4% overall compared with the prior year. Catalysts sales volumes increased primarily due to higher demand in Asia and the full-year benefit of the 2016 polyolefin catalysts acquisition, partially offset by lower demand in Latin America. Lower pricing in Catalysts Technologies was primarily due to customer mix. Sales in Materials Technologies increased, primarily driven by higher sales volumes and favorable currency translation. Higher sales volumes in the silicas business, primarily in Asia, were partially offset by the impact related to the exit of certain products lines in the 2016 first half and lower pharmaceutical fine chemicals sales in North America.
Gross margin decreased 240 basis points to 38.6% from 41.0% for the prior year. Adjusted Gross Margin decreased 300 basis points to 40.1% from 43.1% for the prior year. The decreases were primarily due to higher manufacturing costs, including 110 basis points related to higher raw materials costs, and product and regional mix.

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
Sales for 2016 decreased 1.8% overall compared with the prior year. Weaker demand in Asia Pacific unfavorably impacted sales volumes for both businesses compared with the prior-year period. In addition, Catalysts Technologies sales volumes benefited from the polyolefin catalysts acquisition, and Materials Technologies sales volumes decreased due to the exit of certain product lines earlier in the year. Lower sales volumes in Latin America were primarily due to order timing in Catalysts Technologies during the fourth quarter. Currency translation negatively impacted both reportable segments.
Gross margin increased 100 basis points to 41.0% from 40.0% for the prior year. Adjusted Gross Margin increased 190 basis points to 43.1% from 41.2% for the prior year. The increases were primarily due to lower manufacturing costs, including 200 basis points related to lower raw materials costs, and improved productivity.
Grace Income From Continuing Operations
Income from continuing operations was $11.2 million for 2017 compared with $107.0 million for the prior year. The decrease was primarily due to a higher provision for income taxes due to a $143.0 million provisional charge for the estimated impacts of the U.S. Tax Cuts and Jobs Act of 2017 (see Note 7 to the Consolidated Financial Statements) and an accounts receivable reserve for a customer in Venezuela, partially offset by higher segment operating income, lower restructuring and repositioning expenses, and a lower pension mark-to-market adjustment.
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
We are currently in the process of conducting a depreciation study to review the useful lives of machinery and equipment, including an evaluation of historical retirement data as well as industry review and analysis. This evaluation will be completed by the end of the 2018 first quarter. We expect this review to result in increased useful lives (and lower depreciation expense) and will apply the change to new and existing assets on a prospective basis as a change in accounting estimate effective January 1, 2018.
Adjusted EBIT
Adjusted EBIT was $414.0 million for 2017, an increase of 3.4% compared with the prior year primarily due to higher sales volumes and business interruption insurance recoveries for lost profits as a result of a customer outage. The increase was partially offset by higher manufacturing costs, unfavorable product and regional mix, and higher operating expenses.
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
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	2017
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.16
Pension MTM adjustment and other related costs, net	$51.1	$17.4	$33.7	0.49
Costs related to legacy product, environmental and other claims, net	30.8	11.4	19.4	0.28
Restructuring and repositioning expenses	26.7	8.9	17.8	0.26
Accounts receivable reserve—Venezuela	10.0	3.5	6.5	0.10
Third-party acquisition-related costs	2.9	1.1	1.8	0.03
Income and expense items related to divested businesses	2.3	0.8	1.5	0.02
Discrete tax items:
Provisional charge related to the U.S. Tax Cuts and Jobs Act of 2017		(143.0)	143.0	2.10
Discrete tax items, including adjustments to uncertain tax positions		2.7	(2.7)	(0.04)
Adjusted EPS (non-GAAP)				$3.40

	2016
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.52
Pension MTM adjustment and other related costs, net	$60.3	$19.8	$40.5	0.57
Restructuring and repositioning expenses	38.6	11.6	27.0	0.38
Costs related to legacy product, environmental and other claims, net	35.4	13.2	22.2	0.31
Amortization of acquired inventory fair value adjustment	8.0	3.0	5.0	0.07
Third-party acquisition-related costs	2.5	0.7	1.8	0.03
(Gain) loss on sale of product line	(1.7)	(0.6)	(1.1)	(0.02)
Gain on termination and curtailment of postretirement plans related to divested businesses	(0.3)	(0.1)	(0.2)	—
Income and expense items related to divested businesses	(0.1)	—	(0.1)	—
Loss on early extinguishment of debt	11.1	4.1	7.0	0.10
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(9.8)	9.8	0.14
Adjusted EPS (non-GAAP)				$3.10

	2015
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$1.71
Pension MTM adjustment and other related costs, net	$30.5	$12.1	$18.4	0.25
Restructuring and repositioning expenses	20.4	7.2	13.2	0.18
Costs related to legacy product, environmental and other claims, net	6.1	2.2	3.9	0.05
Gain on termination and curtailment of postretirement plans related to divested businesses	(2.6)	(1.0)	(1.6)	(0.02)
Income and expense items related to divested businesses	(1.5)	(0.6)	(0.9)	(0.01)
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions		(1.3)	1.3	0.02
Adjusted EPS (non-GAAP)				$2.18
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for 2017 was 24.4% on a trailing four quarters basis, essentially flat compared with 2016 and 2015 on the same basis. We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations.

Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the years ended December 31, 2017, 2016, and 2015.
Net Sales—Grace Catalysts Technologies
Sales were $1,276.5 million for 2017, an increase of 9.7% compared with the prior year. The increase was due to higher sales volumes (+9.7%) and favorable currency translation (+0.3%), partially offset by lower pricing (-0.3%). Higher sales volumes were driven by higher demand, primarily in Asia, and the full-year benefit of the 2016 polyolefin catalysts acquisition. Specialty Catalysts sales volumes increased due to the acquisition and organic growth in the existing businesses driven by higher demand in all markets. Refining Catalysts sales volumes increased primarily in Asia, due to demand for new products, bid business, and new customer acquisition. Sales volumes in Latin America decreased primarily due to a delay in contract renewals in the region and lower sales into Venezuela. Lower pricing was primarily due to customer mix. Favorable currency translation affected both product groups as the U.S. dollar weakened against multiple currencies, especially the euro, compared with the prior year.
Sales were $1,163.7 million for 2016, an increase of 0.1% compared with the prior year. The increase was due to higher sales volumes (+1.6%), partially offset by lower pricing (-1.2%) and unfavorable currency translation (-0.3%). Specialty Catalysts sales volumes increased in all regions except Latin America, with the majority of the increase coming from Europe. Sales volumes were higher in Asia despite declines in China as customers reduced inventories to align with lower projected growth rates and decreased demand for chemical catalysts. The higher Specialty Catalyst sales volumes reflected a favorable impact related to the polyolefin catalysts acquisition. In January 2016, we reduced our least efficient production capacity by 10,000 tons at our Curtis Bay plant, which contributed to a decline in Refining Catalysts sales volumes. Reductions in customer trials and higher refinery turnarounds also impacted sales volumes of Refining Catalysts. Unfavorable currency translation primarily affected Refining Catalysts.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $521.2 million for 2017, an increase of 0.9% compared with the prior year. Gross margin was 40.8% compared with 44.4% for the prior year. The decrease in gross margin was primarily due to higher manufacturing costs, including 130 basis points related to higher raw materials costs, and product and regional mix, including the full-year effect of the 2016 polyolefin catalysts acquisition.
Segment operating income was $395.4 million for 2017, an increase of 7.5% compared with the prior year, primarily due to higher sales volumes and business interruption insurance recoveries, partially offset by higher manufacturing costs and product and regional mix. The ART joint venture contributed $25.9 million to operating income, a decrease of $3.9 million from the prior-year period, primarily due to a change in costs included in the service level agreements with ART. Segment operating margin for 2017 decreased to 31.0%, a decline of 60 basis points compared with the prior year.
In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. We recognized a benefit of and received $25.0 million in payments from our third-party insurer during 2017, under our business interruption insurance policy for a portion of profits lost as a result of the outage. The policy had a $25.0 million limit for this event.
In the 2017 third quarter, we recorded a $10.0 million charge to fully reserve for a trade receivable from a Venezuela-based customer related to increased economic uncertainty and the recent political unrest and sanctions. This charge has been excluded from Adjusted EBIT due to the nature of the situation.
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

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the years ended December 31, 2017, 2016, and 2015.
Net Sales—Grace Materials Technologies
Sales were $440.0 million for 2017, an increase of 1.2% compared with the prior year. The increase was due to favorable currency translation (+1.1%) and higher sales volumes (+0.3%), partially offset by lower pricing (-0.2%). Higher sales volumes in the silicas business, primarily in Asia, were partially offset by the impact related to the exit of certain products lines in the 2016 first half and lower pharmaceutical fine chemicals sales in North America. Favorable currency translation was due to the U.S. dollar weakening against multiple currencies, especially the euro, compared with the prior year.
Sales were $434.9 million for 2016, a decrease of 6.7% compared with the prior year. The decrease was due to lower sales volumes (-5.6%) and unfavorable currency translation (-1.2%), partially offset by improved pricing (+0.1%). Sales volumes declined in all regions, including a 4.8% impact related to the exit of certain product lines. Lower sales volumes in North America were also impacted by lower demand compared with the prior year, and Asia sales volumes declined as customers reduced inventory levels in the 2016 first quarter.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $166.9 million for 2017, a decrease of 3.2% compared with the prior year, primarily due to product lines exited and higher manufacturing costs. Gross margin was 37.9% compared with 39.6% for the prior year. The decrease in gross margin was primarily due to higher manufacturing costs, including 60 basis points related to higher raw materials costs.
Segment operating income was $100.6 million for 2017, a decrease of 3.3% compared with the prior year, primarily due to higher manufacturing costs and higher operating expenses, partially offset by higher sales volumes and favorable currency translation. Segment operating margin for 2017 decreased to 22.9%, a decline of 100 basis points compared with the prior year.
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
Corporate Overview
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for 2017 increased 16.2% compared with the prior year, primarily due to a favorable settlement of a claim in 2016 and higher incentive compensation in 2017.
Corporate costs for 2016 decreased 25.7% compared with the prior year. Certain costs included in the prior years were either assumed by GCP at the time of the Separation or were eliminated through restructuring or other cost reduction actions.
Restructuring and Repositioning Expenses
During 2017, we incurred $11.5 million of restructuring expenses primarily related to workforce reduction programs in Manufacturing, Supply Chain, Finance and IT, compared with $24.3 million in 2016 that was related to workforce reductions and the exit of certain non-strategic product lines in Materials Technologies. Restructuring costs of $11.3 million in 2015 were in part due to the Separation.
We incurred $15.2 million of repositioning expenses in 2017 primarily for third-party costs related to business and functional productivity and transformation projects, as well as costs related to the Separation. We incurred $14.3 million and $9.1 million of repositioning costs, primarily related to the Separation, in 2016 and 2015, respectively.
In 2017, we initiated a multi-year program to transform our manufacturing and business processes to extend our competitive advantages and improve our cost position. We expect to significantly improve our manufacturing performance, reduce our manufacturing costs, and improve our demand and supply planning capabilities. We also expect to invest significant capital in our manufacturing plants to accelerate growth and improve performance.

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
Certain pension costs were $13.0 million, $12.3 million and $20.4 million for 2017, 2016 and 2015, respectively. As of December 31, 2015, we changed the approach used to determine the service and interest cost components of defined benefit pension expense. Previously, we estimated service and interest costs using a single weighted average discount rate derived from the same yield curve used to measure the projected benefit obligation. For 2016 and 2017, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve.
Pension mark-to-market adjustment and other related costs, net were $51.1 million, $60.3 million and $30.5 million for 2017, 2016 and 2015, respectively. These costs are reported in "cost of goods sold" and in "selling, general and administrative expenses” in our Consolidated Financial Statements based upon the functions of the employees to which the pension costs relate. The 2017 mark-to-market pension expense of $51.1 million was primarily due to the decrease in discount rates used to value the projected benefit obligations of our plans from year-end 2016 to year-end 2017, partially offset by higher than expected return on assets in the U.S. The 2016 mark-to-market pension expense of $60.3 million was primarily due to the decrease in discount rates used to value the projected benefit obligations of our plans from year-end 2015 to year-end 2016, partially offset by higher than expected return on assets in the U.S. The 2015 mark-to-market pension expense of $30.5 million was primarily due to lower than expected return on assets in the U.S., partially offset by the increase in discount rates from year-end 2014 to year-end 2015.
Interest and Financing Expenses
Net interest and financing expenses were $78.5 million for 2017, a decrease of 2.5% compared with 2016, primarily due to voluntary prepayments of our term loans in February and March 2016, partially offset by higher interest expense due to borrowings on our floating rate term loans and revolving credit facility. Interest and financing expenses were $80.5 million for 2016, a decrease of 18.8% compared with 2015, primarily due to the 2016 prepayments on our term loans.
Income Taxes
Income tax expense (benefit) for 2017, 2016 and 2015 was $200.5 million, $59.0 million and $69.8 million, respectively, on income from continuing operations before income taxes of $210.9 million, $166.0 million and $193.7 million in 2017, 2016 and 2015, respectively.
Our 2017 effective tax rate includes $143.0 million in charges related to U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The effective tax rate without the impact of the Act was 27.3%, lower than the 35% U.S. statutory rate, primarily due to geographic mix of income and the R&D credit.
Our 2016 effective tax rate of was 35.5% was slightly higher than the 35% U.S. statutory rate. The benefit from the geographic mix of income and stock compensation windfall was nearly fully offset by state income taxes and other permanent items.
Our 2015 effective tax rate was 36% was slightly higher than the 35% U.S. statutory rate.
See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2017.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through repurchase of shares and dividends.
On February 5, 2015, we announced that the Board of Directors had authorized a share repurchase program of up to $500 million, which we completed on July 10, 2017. On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million. Under these programs, during 2017 we repurchased 935,435 shares of Company common stock for $65.0 million. As of December 31, 2017, $218.9 million remained under this authorization.
In the 2016 second quarter, we began to pay a quarterly cash dividend, at an annual rate of $0.68 per share of Company common stock. On February 8, 2017, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.84 per share of Company common stock. On February 8, 2018, we announced that the Board of Directors had approved another increase in the annual dividend rate, to $0.96 per share of Company common stock. We paid cash dividends of $57.3 million during 2017.
We believe that the cash we expect to generate during 2018 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and meet our debt and pension obligations.
On December 14, 2017, we signed a definitive agreement to acquire the polyolefin catalysts business of Albemarle Corporation for $416 million, which we expect to finance with a combination of debt and cash. We expect the transaction to close in the 2018 first quarter, subject to regulatory approvals and other customary closing conditions.
Cash Resources and Available Credit Facilities
At December 31, 2017, we had available liquidity of $445.0 million, consisting of $152.8 million in cash and cash equivalents ($64.0 million in the U.S.), $262.8 million available under our revolving credit facility, and $29.4 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility includes a $150 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire. In December 2017, we repaid and terminated the credit facility we had maintained in Germany.
The following table summarizes our non-U.S. credit facilities as of December 31, 2017:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$23.1	$12.2	Various through 2020
Other countries	28.4	17.2	Various through 2020
Total	$51.5	$29.4

Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by (used for) operating activities from continuing operations	$319.2	$267.5	$(189.8)
Net cash provided by (used for) investing activities from continuing operations	(129.9)	(345.0)	(112.0)
Net cash provided by (used for) financing activities from continuing operations	(134.8)	(60.2)	(40.5)
Effect of currency exchange rate changes on cash and cash equivalents	7.7	(3.0)	(1.7)
Increase (decrease) in cash and cash equivalents from continuing operations	62.2	(140.7)	(344.0)
Increase (decrease) in cash and cash equivalents from discontinued operations	—	44.8	116.4
Net increase (decrease) in cash and cash equivalents	62.2	(95.9)	(227.6)
Less: cash and cash equivalents of discontinued operations	—	(143.4)	—
Cash and cash equivalents, beginning of period	90.6	329.9	557.5
Cash and cash equivalents, end of period	$152.8	$90.6	$329.9
Net cash provided by operating activities in 2017 was $319.2 million compared with $267.5 million in the prior year. The year-over-year change in cash flow was primarily due to higher income from continuing operations before income taxes and lower net cash paid for income taxes, partially offset by a 2017 payment of $30 million to satisfy a deferred payment obligation to the asbestos property damage trust required under the joint plan of reorganization.
Net cash provided by operating activities in 2016 was $267.5 million compared with net cash used for operating activities of $189.8 million in the prior year. The year-over-year change in cash flow was primarily due to the 2015 first quarter payment of $490 million to repurchase a warrant issued to the asbestos personal injury trust at emergence, partially offset by higher net cash paid for income taxes in 2016.
Net cash used for investing activities in 2017 was $129.9 million compared with $345.0 million in the prior year. Net cash used for investing activities primarily includes the net cash paid for capital expenditures, businesses acquired, and transfers in/out of restricted cash. Our capital expenditures include investments in new capacity, improved productivity, information technology, and maintenance of our manufacturing and office facilities. We expect to fund our capital expenditures from net cash provided by operating activities. Net cash used for investing activities in 2016 was $345.0 million compared with $112.0 million in the prior year.
In 2016, we completed the polyolefin catalysts acquisition for $246.5 million in cash, which was partially offset by $11.3 million in proceeds from the sale of assets.
Net cash used for financing activities in 2017 was $134.8 million compared with $60.2 million in the prior year. In 2016, we received a $750 million distribution of cash from GCP, of which we used $600 million to pay down our euro and U.S. dollar term loans in the first quarter. Cash paid for repurchases of common stock in 2017 was $65.0 million compared with $195.1 million in 2016. In 2017, we also paid cash dividends of $57.3 million, compared with $36.0 million in the prior year.
Net cash used for financing activities in 2016 was $60.2 million compared with net cash provided by financing activities of $40.5 million in the prior year. The change in cash provided by financing activities is primarily due to the $750 million distribution from GCP received in 2016 and lower 2016 payments to repurchase common stock, partially offset by the prepayment of debt and cash dividends paid in 2016.
Included in net cash provided by (used for) operating activities from continuing operations are legacy product, environmental and other claims paid of $54.5 million, $24.6 million and $507.4 million; restructuring expenses paid of $13.8 million, $16.0 million, and $5.6 million; and repositioning expenses paid of $11.0 million, $35.5 million and $38.6 million for 2017, 2016 and 2015, respectively; cash paid for third-party acquisition-related costs of $0.7 million and $2.3 million for 2017 and 2016, respectively; and cash paid for taxes related to repositioning of $5.0 million and $6.1 million for 2016 and 2015, respectively. Included in capital expenditures are $2.0 million and $7.5 million related to repositioning for 2016 and 2015, respectively. These cash flows totaled

$80.0 million, $85.4 million and $565.2 million for 2017, 2016 and 2015, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2017, was $1,543.9 million. Set forth below are our contractual obligations as of December 31, 2017:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Debt	$1,543.9	$20.1	$16.1	$1,203.2	$304.5
Expected interest payments on debt(1)	320.3	70.5	141.2	74.6	34.0
Operating lease obligations	68.3	10.4	12.8	5.8	39.3
Operating commitments(2)	127.4	110.4	17.0	—	—
Pension funding requirements per ERISA(3)	17.4	—	7.4	10.0	—
Pension funding requirements for non-U.S. pension plans(4)	46.1	9.0	18.0	19.1	—
Total Contractual Obligations	$2,123.4	$220.4	$212.5	$1,312.7	$377.8
___________________________________________________________________________________________________________________

(1)	Amounts are based on current interest rates as of December 31, 2017, for principal debt outstanding as of December 31, 2017.

(2)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs.

(3)
Based on the U.S. qualified pension plans' status as of December 31, 2017, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been determined.

(4)	Based on the non-U.S. pension plans' status as of December 31, 2017, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $11.5 million, $11.1 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Defined Benefit Pension Plans
We sponsor defined benefit pension plans for our employees in the U.S., Canada, Germany, and a number of other countries, and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.S. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.

The following table presents the funded status of our underfunded and unfunded pension plans:

	Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
(In millions)	2017	2016	2017	2016
Projected benefit obligation	$1,241.8	$1,187.7	$406.9	$355.6
Fair value of plan assets	1,131.3	1,104.6	—	—
Funded status (PBO basis)	$(110.5)	$(83.1)	$(406.9)	$(355.6)
___________________________________________________________________________________________________________________

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.
Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $110.5 million as of December 31, 2017. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $406.9 million at December 31, 2017, is unfunded. The combined balance of the underfunded and unfunded plans was $517.4 million as of December 31, 2017, and is presented as a liability on the Consolidated Balance Sheets as follows: $15.0 million in "other current liabilities" and $502.4 million included in "underfunded and unfunded defined benefit pension plans."
At the December 31, 2017, measurement date for the U.S. advance-funded plans, the PBO was approximately $1,217 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 3.57% weighted average discount rate as of December 31, 2017) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the U.S. advance-funded plans, approximately 88% are retired or former employees or employees of our former businesses, which shortens the duration of the PBO. Assets available to fund the PBO for the U.S. advance-funded plans at December 31, 2017, were approximately $1,110 million, or approximately $107 million less than the measured obligation.
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

(In millions)	2017	2016	2015
U.S. advance-funded plans	$2.1	$—	$—
U.S. pay-as-you-go plans	7.5	7.5	7.3
Non-U.S. advance-funded plans	1.1	1.3	1.5
Non-U.S. pay-as-you-go plans	7.1	7.1	6.6
Total Cash Contributions	$17.8	$15.9	$15.4
Based on the U.S. advance-funded plans' status as of December 31, 2017, there are no minimum required payments under ERISA for 2018.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $8.2 million to these plans in 2017.
Other Contingencies
See Note 10 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We experienced raw materials cost inflation during the 2017 second half and expect to see continued inflation in 2018. We try to minimize these impacts through effective control of operating expenses and productivity improvements as well as price increases to customers.

We estimate that the cost of replacing our property and equipment today is greater than its historical cost. Accordingly, our depreciation expense over the life of the asset would be greater if the expense were stated on a current cost basis.
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
Legacy Product Liabilities
We emerged from an asbestos-related Chapter 11 bankruptcy on February 3, 2014, as discussed in Note 10 to the Consolidated Financial Statements. Under the plan of reorganization, all pending and future asbestos-related claims are channeled for resolution to either the PI Trust or the PD Trust. The trusts are the sole recourse for holders of asbestos-related claims. The channeling injunctions issued by the bankruptcy court prohibit holders of asbestos-related claims from asserting such claims directly against us.
We have satisfied all of our financial obligations to the PI Trust. We have contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to ZAI PD Claims, the PD Trust was funded with $34.4 million on the Effective Date and $30 million on February 3, 2017. We are also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. We have not accrued for the 10 additional payments as we do not currently believe they are probable. We are not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. We have satisfied all of our financial obligations with respect to Canadian ZAI PD Claims.
With respect to Other PD Claims, claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. We are obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months. We have not paid any Other PD Claims since emergence. Annual expenses have been approximately $0.2 million per year. The aggregate amount to be paid under the PD Obligation is not capped, and we may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. We have accrued for those unresolved Other PD Claims that we believe are probable and estimable. We have not accrued for other unresolved or unasserted Other PD Claims as we do not believe that payment is probable.

All payments to the PD Trust required after the Effective Date are secured by our obligation to issue 77,372,257 shares of Company common stock to the PD Trust in the event of default, subject to customary anti-dilution provisions.
Environmental Remediation
We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we outsource all or a portion of the remediation to third parties, and at others we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See disclosure in this Report in Item 1 (Business—Environment, Health and Safety Matters) and in Note 10 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.
At sites where third parties conduct remediation, we estimate our obligations from information available to us through such third parties, including actual costs incurred, expected future costs and time to completion. At sites where we conduct remediation, we use available information, work with regulatory authorities to define compliance requirements, and then estimate the cost required to meet those requirements. We base our estimates on our historical knowledge and engineering assessments specific to conditions at each site, and we update our estimates as necessary.
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
We purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos. We are engaged with the EPA and other federal, state and local governmental agencies in a remedial investigation and feasibility study of the Libby mine and the surrounding area. In its 2017 Annual Project Update for the Libby Asbestos Superfund Site, the EPA announced a narrowing of its focus from the former "OU3 Study Area" to a smaller Operable Unit 3 ("OU3"). Within this revised area, the RI/FS will determine the specific areas requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. Based on communications from regulatory agencies, we expect the RI/FS and a record of decision to be completed by the end of 2019. When meaningful new information becomes available, we will reevaluate estimated liability for the costs for remediation of the mine and surrounding area and adjust our reserves accordingly.
The EPA is also investigating or remediating formerly owned or operated sites that processed Libby vermiculite into finished products. We are cooperating with the EPA on these investigation and remediation activities and have recorded a liability to the extent that our review has indicated that a probable liability has been incurred and the cost is estimable. These liabilities cover the estimated cost of investigations and, to the extent an assessment has indicated that remediation is necessary, the estimable cost of response actions. Response actions typically involve soil excavation and removal, and replacement with clean fill. The EPA may commence additional investigations in the future at other sites that processed Libby vermiculite, but we do not believe, based on our knowledge of prior and current operations and site conditions, that liability for remediation at such other sites is probable.
Our current estimates of our environmental remediation obligations do not include the cost to remediate the Libby vermiculite mine and surrounding area or costs related to any additional EPA claims, whether resulting from the EPA's investigation of former vermiculite processing sites or otherwise, which may be material but are not currently estimable. It is probable that our ultimate liability for environmental remediation will exceed our current estimates by material amounts.

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
Goodwill
We review our goodwill for impairment on an annual basis at October 31 and whenever events or a change in circumstances indicate that the carrying amount may not be fully recoverable. We have identified our operating segments as reporting units for goodwill impairment testing. Our Catalysts Technologies reportable segment has two reporting units for goodwill impairment testing, which are our Refining Technologies and Specialty Catalysts operating segments. Our Materials Technologies operating segment represents a single reporting unit for goodwill impairment testing.
We performed a quantitative analysis as of October 31, 2017, and concluded that the estimated fair value of all of our reporting units substantially exceeded their carrying values.
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
We selected the expected return on plan assets for the U.S. qualified pension plans for 2017 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.

The following table reflects the sensitivity of 2018 pre-tax expense (excluding the effects of the annual mark-to-market adjustment) and our year-end projected benefit obligation, or PBO, to a change in the discount rate and expected rate of return on plan assets assumptions for the U.S. pension plans:

Change in Assumption (In millions)	Effect on 2018 Pre-Tax Pension Expense	Effect on December 31, 2017 PBO
25 basis point decrease in discount rate	$(1)	$38
25 basis point increase in discount rate	1	(36)
25 basis point decrease in expected return on plan assets	3	—
25 basis point increase in expected return on plan assets	(3)	—
Income Taxes
Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for NOL and federal tax credit carryforwards.
Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income ("FSI"), the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.
As further described in Note 7 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2017, includes net deferred income tax assets of $548.3 million. Included in this amount are deferred U.S. federal income tax assets representing federal tax credit carryforwards of $269.6 million, federal NOL carryforwards of $89.5 million, state NOL deferred income tax assets of $58.2 million, and foreign NOL deferred tax assets of $6.6 million. We have established valuation allowances in the amount of $12.3 million, consisting of $9.2 million for state net operating loss carryforwards, $2.8 million for foreign deferred tax assets, primarily foreign operating loss carryforwards, and $0.3 million for federal tax credits.
In order to fully utilize our U.S. federal tax credits before they expire from 2021 to 2027, we will need to generate domestic and foreign source income of approximately $1.2 billion and approximately $200 million, respectively. We estimate that we will need to generate future U.S. taxable income of approximately $440 million before 2035 to fully utilize the federal net operating losses. We will need to generate approximately $1.5 billion for state income tax purposes during the respective realization periods (ranging from 2018 to 2035) in order to fully realize the net deferred income tax assets.
Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on the usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.
The federal tax credit carryforwards arose primarily as a result of the payment of intercompany dividends from our foreign affiliates, from the mandatory repatriation under the Act, and from research and development credits. The federal and state NOLs arose primarily as a result of the amounts paid as a result of our bankruptcy proceedings.

Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income or FSI prior to expiration of certain deferred tax assets.
We recognize the tax benefits of an uncertain tax position if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

W. R. GRACE & CO. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2017

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable(2)	$2.8	$10.6	$(1.3)	$(0.1)	$12.0
Valuation allowance for deferred tax assets(3)	31.4	0.3	(19.7)	—	12.0
Reserves:
Reserves for environmental remediation	66.3	24.4	(20.4)	—	70.3
Reserves for retained obligations of divested businesses	11.7	1.5	(0.4)	—	12.8

For the Year Ended December 31, 2016

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$1.4	$2.4	$(1.1)	$0.1	$2.8
Valuation allowance for deferred tax assets(4)	8.4	11.6	(9.1)	20.5	31.4
Reserves:
Reserves for environmental remediation	55.2	29.2	(18.1)	—	66.3
Reserves for retained obligations of divested businesses	13.5	—	(1.8)	—	11.7

For the Year Ended December 31, 2015

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$1.0	$0.5	$(0.1)	$—	$1.4
Valuation allowance for deferred tax assets(5)	10.7	0.4	(2.6)	(0.1)	8.4
Reserves:
Reserves for environmental remediation	61.1	6.4	(12.3)	—	55.2
Reserves for retained obligations of divested businesses	13.5	—	—	—	13.5
___________________________________________________________________________________________________________________

(1)	Effects of currency translation and the Separation.

(2)
The allowance for accounts receivable increased primarily due to a $10.0 million charge to fully reserve for a trade receivable from a Venezuela-based customer related to increased economic uncertainty and the recent political unrest and sanctions.

(3)	The valuation allowance decreased $19.4 million from December 31, 2016, to December 31, 2017. The decrease was primarily due to the effects of U.S. tax reform.

(4)
The valuation allowance increased $23.0 million from December 31, 2015, to December 31, 2016. The increase was primarily due to the adoption of ASU 2016-09 as well as the ability to utilize NOL carryforwards as a result of the Separation.

(5)	The valuation allowance decreased $2.3 million from December 31, 2014, to December 31, 2015. The decrease was primarily due to a reduction in the valuation allowance on state NOL carryforwards.

EXHIBIT 12
W. R. GRACE & CO. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS(1)
(In millions, except ratios)
(Unaudited)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income attributable to W. R. Grace & Co. shareholders	$11.2	$94.1	$144.2	$276.3	$256.1
Provision for (benefit from) income taxes	200.5	59.0	69.8	(12.4)	29.2
Equity in earnings of unconsolidated affiliate	(25.9)	(29.8)	(20.4)	(19.7)	(22.9)
Distributed income of earnings of unconsolidated affiliate	19.0	31.0	11.8	11.2	2.8
Interest expense and related financing costs, including amortization of capitalized interest, less interest capitalized	79.6	92.1	99.8	123.5	40.7
Estimated amount of rental expense deemed to represent the interest factor	7.5	8.0	7.9	8.2	7.6
Income as adjusted	$291.9	$254.4	$313.1	$387.1	$313.5
Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$81.0	$93.2	$100.5	$124.8	$41.8
Estimated amount of rental expense deemed to represent the interest factor	7.5	8.0	7.9	8.2	7.6
Fixed charges	88.5	101.2	108.4	133.0	49.4
Combined fixed charges and preferred stock dividends	$88.5	$101.2	$108.4	$133.0	$49.4
Ratio of earnings to fixed charges	3.30	2.51	2.89	2.91	6.35
Ratio of earnings to fixed charges and preferred stock dividends	3.30	2.51	2.89	2.91	6.35
___________________________________________________________________________________________________________________

(1)	Grace did not have preferred stock from 2013 through 2017.

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

Date: February 22, 2018

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

Date: February 22, 2018

/s/ THOMAS E. BLASER
Thomas E. Blaser Senior Vice President and Chief Financial Officer

EXHIBIT 32
CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned certifies that (1) this Annual Report of W. R. Grace & Co. (the "Company") on Form 10-K for the period ended December 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. E. FESTA
A. E. Festa Chief Executive Officer

/s/ THOMAS E. BLASER
Thomas E. Blaser Senior Vice President and Chief Financial Officer
Date: 2/22/2018
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.