Form 10-Q
period 2018-03-31
W R GRACE & CO
filed 2018-05-09
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
(410) 531-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $0.01 par value per share	67,296,308 shares

_______________________________________________________________________________
GRACE®, the GRACE® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this Report are trademarks, service marks, or trade names of operating units of W. R. Grace & Co. or its subsidiaries and/or affiliates. Unless the context indicates otherwise, in this Report the terms “Grace,” “we,” “us,” or “our” mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates, and the term the “Company” means W. R. Grace & Co. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report.
The Financial Accounting Standards Board® is referred to in this Report as the “FASB.” The FASB issues, among other things, the FASB Accounting Standards Codification® (“ASC”) and Accounting Standards Updates (“ASU”). The U.S. Internal Revenue Service is referred to in this Report as the “IRS.”

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2018, and the related consolidated statements of operations, of comprehensive income (loss), of equity, and of cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 9, 2018

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Net sales	$431.5	$398.0
Cost of goods sold	262.0	244.8
Gross profit	169.5	153.2
Selling, general and administrative expenses	69.3	65.5
Research and development expenses	14.7	13.9
Provision for environmental remediation, net	0.1	—
Equity in earnings of unconsolidated affiliate	(5.4)	(7.0)
Restructuring and repositioning expenses	5.6	2.3
Interest expense and related financing costs	19.3	19.5
Other (income) expense, net	(2.3)	(1.9)
Total costs and expenses	101.3	92.3
Income (loss) before income taxes	68.2	60.9
(Provision for) benefit from income taxes	(24.8)	(18.0)
Net income (loss)	43.4	42.9
Less: Net (income) loss attributable to noncontrolling interests	0.2	—
Net income (loss) attributable to W. R. Grace & Co. shareholders	$43.6	$42.9
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.64	$0.63
Weighted average number of basic shares	67.6	68.3
Diluted earnings per share:
Net income (loss)	$0.64	$0.63
Weighted average number of diluted shares	67.7	68.5
Dividends per common share	$0.24	$0.21

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income (loss)	$43.4	$42.9
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.2)	(0.3)
Currency translation adjustments	(18.2)	(1.4)
Gain (loss) from hedging activities	1.8	0.7
Total other comprehensive income (loss)	(16.6)	(1.0)
Comprehensive income (loss)	26.8	41.9
Less: comprehensive (income) loss attributable to noncontrolling interests	0.2	—
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$27.0	$41.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$43.4	$42.9
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	25.0	27.1
Equity in earnings of unconsolidated affiliate	(5.4)	(7.0)
Costs related to legacy product, environmental and other claims	1.5	2.1
Cash paid for legacy product, environmental and other claims	(6.3)	(40.7)
Provision for (benefit from) income taxes	24.8	18.0
Cash paid for income taxes	(8.9)	(15.4)
Income tax refunds received	—	0.8
Interest expense and related financing costs	19.3	19.5
Cash paid for interest	(5.3)	(4.9)
Defined benefit pension expense	3.8	5.0
Cash paid under defined benefit pension arrangements	(3.7)	(3.8)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	20.1	19.8
Inventories	(23.0)	(4.4)
Accounts payable	10.5	10.1
All other items, net	(6.8)	(33.2)
Net cash provided by (used for) operating activities	89.0	35.9
INVESTING ACTIVITIES
Capital expenditures	(50.1)	(31.0)
Other investing activities	1.6	0.1
Net cash provided by (used for) investing activities	(48.5)	(30.9)
FINANCING ACTIVITIES
Borrowings under credit arrangements	8.6	38.9
Repayments under credit arrangements	(11.7)	(41.7)
Cash paid for repurchases of common stock	(35.0)	(10.0)
Proceeds from exercise of stock options	0.8	6.0
Dividends paid to shareholders	(16.2)	(14.3)
Other financing activities	(1.6)	(0.3)
Net cash provided by (used for) financing activities	(55.1)	(21.4)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	2.4	2.2
Net increase (decrease) in cash and cash equivalents	(12.2)	(14.2)
Cash, cash equivalents, and restricted cash, beginning of period(1)	163.5	100.6
Cash, cash equivalents, and restricted cash, end of period(2)	$151.3	$86.4

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$29.6	$21.2
Net share settled stock option exercises	—	1.2
___________________________________________________________________________________________________________________

(1)	Includes $10.7 million and $10.0 million of restricted cash and cash equivalents at December 31, 2017 and 2016, respectively.

(2)	Includes $1.4 million and $10.0 million of restricted cash and cash equivalents at March 31, 2018 and 2017, respectively.

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$149.9	$152.8
Restricted cash and cash equivalents	1.4	10.7
Trade accounts receivable, less allowance of $11.7 (2017—$11.7)	269.1	285.2
Inventories	256.2	230.9
Other current assets	51.0	49.0
Total Current Assets	727.6	728.6
Properties and equipment, net of accumulated depreciation and amortization of $1,497.9 (2017—$1,463.4)	829.4	799.1
Goodwill	405.2	402.4
Technology and other intangible assets, net	251.6	255.4
Deferred income taxes	550.6	556.5
Investment in unconsolidated affiliate	132.2	125.9
Other assets	48.5	39.1
Total Assets	$2,945.1	$2,907.0
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$14.8	$20.1
Accounts payable	217.3	210.3
Other current liabilities	233.5	217.8
Total Current Liabilities	465.6	448.2
Debt payable after one year	1,531.7	1,523.8
Underfunded and unfunded defined benefit pension plans	516.0	502.4
Other liabilities	185.9	169.3
Total Liabilities	2,699.2	2,643.7
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 67,295,704 (2017—67,780,410)	0.7	0.7
Paid-in capital	476.1	474.8
Retained earnings	603.7	573.1
Treasury stock, at cost: shares: 10,160,923 (2017—9,676,217)	(864.6)	(832.1)
Accumulated other comprehensive income (loss)	23.3	39.9
Total W. R. Grace & Co. Shareholders’ Equity	239.2	256.4
Noncontrolling interests	6.7	6.9
Total Equity	245.9	263.3
Total Liabilities and Equity	$2,945.1	$2,907.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$488.0	$619.3	$(804.9)	$66.4	$3.6	$372.4
Net income (loss)	—	42.9	—	—	—	42.9
Repurchase of common stock	—	—	(10.0)	—	—	(10.0)
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(2.2)	—	—	—	—	(2.2)
Stock-based compensation	2.4	—	—	—	—	2.4
Exercise of stock options	(8.8)	—	14.4	—	—	5.6
Other comprehensive (loss) income	—	—	—	(1.0)	—	(1.0)
Dividends declared	—	(14.4)	—	—	—	(14.4)
Balance, March 31, 2017	$479.4	$647.8	$(800.5)	$65.4	$3.6	$395.7
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	43.6	—	—	(0.2)	43.4
Repurchase of common stock	—	—	(35.0)	—	—	(35.0)
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(0.4)	—	1.2	—	—	0.8
Shares issued	(1.3)	—	1.3	—	—	—
Dividends declared	—	(16.2)	—	—	—	(16.2)
Other comprehensive (loss) income	—	—	—	(16.6)	—	(16.6)
Adjustment to retained earnings for adoption of ASC 606	—	3.2	—	—	—	3.2
Balance, March 31, 2018	$476.8	$603.7	$(864.6)	$23.3	$6.7	$245.9

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
W. R. Grace & Co. conducts all of its business through a single wholly owned subsidiary, W. R. Grace & Co.–Conn. (“Grace–Conn.”). Grace–Conn. owns all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.
As used in these notes, the term “Company” refers to W. R. Grace & Co. The term “Grace” refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2017 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2018, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2018.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

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

Reclassifications    Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Long-Lived Assets    During the 2018 first quarter, Grace, with the assistance of an outside accounting firm, completed a study to evaluate the useful lives of its operating machinery and equipment, including a review of historical asset retirement data as well as review and analysis of relevant industry practices. As a result of this study, effective January 1, 2018, Grace revised the accounting useful lives of certain machinery and equipment, which was determined to be a change in accounting estimate and is being applied prospectively. As a result of this change in accounting estimate, Grace’s depreciation expense with respect to such machinery and equipment was reduced by $2.7 million, resulting in an increase to net income of $2.1 million or $0.03 per diluted share, for the three months ended March 31, 2018. Estimated useful lives for operating machinery and equipment, which previously ranged from 3 to 10 years, now range from 5 to 25 years.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Recently Issued Accounting Standards    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. Currently, as a lessee, Grace is a party to a number of leases which, under existing guidance, are classified as operating leases and not recorded on the balance sheet but expensed as incurred. Under the new standard, many of these leases will be recorded on the Consolidated Balance Sheets. Grace will adopt the standard in the 2019 first quarter. Grace has begun its evaluation of the new standard and at this time cannot reasonably estimate the effect of adoption.
In January 2017, the FASB issued ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350).” This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination (“Step 2”). Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. Grace is required to adopt the amendments in this update on January 1, 2020. Early adoption is permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.
In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” This update provides an optional transition practical expedient that allows an entity to elect not to evaluate under Topic 842 existing or expired land easements not previously accounted for as leases. All land easements entered into or modified after the adoption of Topic 842 must be evaluated under Topic 842. Grace, which typically does not account for easements under current lease accounting, will use the transition practical expedient when adopting Topic 842 in the 2019 first quarter and at this time cannot reasonably estimate the effect of adoption.
In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220).” This update addresses the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act of 2017 impacting income from continuing operations, even if the initial income tax effects were recognized in other comprehensive income. The update allows entities to reclassify the tax effects that were originally in other comprehensive income from accumulated other comprehensive income to retained earnings. The update requires entities to disclose whether the election was made and a description of the income tax effects. The update can be: (a) applied to the period of adoption, or (b) applied retrospectively to each period in which the Tax Cuts and Jobs Act of 2017 is in effect. Grace is required to adopt the amendments in this update for on January 1, 2019, with early adoption permitted. Grace is currently evaluating the timing and effect of adoption.
Recently Adopted Accounting Standards    In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Grace adopted the update in the 2018 first quarter. Restricted cash included in the Consolidated Balance Sheets as of March 31, 2018, was $1.4 million.
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805),” which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

(1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term “output” so that the term is consistent with how outputs are described in ASC 606. Grace adopted the update in the 2018 first quarter, and it did not have an effect on the Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718).” This update clarifies the existing definition of the term “modification,” which is currently defined as “a change in any of the terms or conditions of a share-based payment award.” The update requires entities to account for modifications of share-based payment awards unless the (1) fair value, (2) vesting conditions, and (3) classification as an equity instrument or a liability instrument of the modified award are the same as of the original award before modification. Grace adopted the update in the 2018 first quarter, and it did not have an effect on the Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). This update was intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Grace adopted ASC 606 with a date of initial application of January 1, 2018. Grace applied the standard to all customer contracts. As a result, Grace has changed its accounting policy for revenue recognition as detailed below.
Grace applied ASC 606 using the modified retrospective method, that is, by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to “retained earnings” at the date of initial application. Results for periods beginning after December 31, 2017, are presented under ASC 606, while the comparative information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605 "Revenue Recognition" (“ASC 605”).
Under ASC 606, revenue from customer arrangements is recognized when control is transferred to the customer. For product sales, control is transferred at the point in time at which risk of loss and title have transferred to the customer, which is determined based on shipping terms. Terms of delivery and terms of payment are generally included in customer contracts of sale, order confirmation documents, and invoices. Grace defers revenue recognition until no other significant Grace obligations remain. Grace’s customer arrangements do not contain significant acceptance provisions. For Grace’s licensed technology business, revenue is recognized ratably over the period of performance of the contract, as the customer simultaneously receives and consumes the benefits provided by Grace’s technology licensing engineers before and during the licensee’s plant construction. Contract periods range from three to seven years, depending on the scope of the licensee’s project.
Certain of Grace's contracts with customers include multiple performance obligations, particularly in the licensed technology business. For such arrangements, where applicable and material, Grace allocates revenue to each performance obligation based on its relative standalone selling price. Grace generally determines standalone selling prices based on the negotiated, contractual prices charged to customers. In instances where individual deliverables within a bundle of goods and/or services are not distinct, the bundle is accounted for as a single performance obligation. Revenue for the bundled deliverables is recognized when control is transferred to the customer, which can be at a point in time or over a period of time.
In its implementation of ASC 606, Grace assessed its customer arrangements at the operating segment level, and based on the similarity of arrangements, Grace elected to use the portfolio method practical expedient. Based on the promises made to customers, exclusive of its licensed technology business, Grace determined that it has a performance obligation to manufacture and deliver products to its customers. For Grace’s licensed

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

technology business, Grace determined that the customer arrangements contain multiple performance obligations, including licensing the technology and providing engineering design packages and technical services to the customers to enable them to realize the benefit of the technology. Grace makes certain other promises in its customer arrangements that are immaterial in the context of the contracts.
Generally, transaction prices charged to Grace’s customers are fixed at the time of invoicing, and Grace expects to collect the fixed amount according to its customer payment terms. For product sales, payment is generally due within 30 to 60 days of invoicing. Grace invoices its technology license customers as certain project milestones are achieved, and payment terms are similar to those of Grace’s product sales.
Grace offers various incentives to its customers that result in variable consideration, including but not limited to volume discounts, which reward bulk purchases by lowering the price for future purchases, and volume rebates, which encourage customers to purchase volume levels that would reduce their current prices. These incentives are immaterial to the Consolidated Financial Statements.
Taxes that Grace collects that are assessed by a governmental authority, and that are both imposed on and concurrent with any of its revenue-producing activities, are excluded from revenue. Grace considers shipping and handling activities that it performs as activities to fulfill the sales of its products. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales, in accordance with the practical expedient provided by ASC 606.
Except for the changes below, Grace has consistently applied its accounting policy for revenue recognition to all periods presented in the Consolidated Financial Statements.
Grace recorded a net increase to “retained earnings” of $3.2 million as of January 1, 2018, which represents the cumulative impact of adopting ASC 606, with a corresponding reduction to “other liabilities.” The cumulative adjustment results from a change in accounting for contingent revenue related to technology licensing arrangements. Under ASC 605, certain revenue was not realized until a contractual contingency was resolved. Upon adoption of ASC 606, Grace estimates all forms of variable consideration, including contingent amounts, at the inception of the arrangement and recognizes it over the period of performance.
The tables below present the effect of the adoption of ASC 606 on Grace’s Consolidated Statements of Operations and Consolidated Balance Sheets.
Consolidated Statements of Operations

	Three months ended March 31, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Net sales	$431.4	$431.5	$0.1
Gross profit	169.4	169.5	0.1
Income (loss) before income taxes	68.1	68.2	0.1
Net income (loss)	43.3	43.4	0.1
Net income (loss) attributable to W. R. Grace & Co. Shareholders	43.5	43.6	0.1
Consolidated Balance Sheets

	March 31, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Other liabilities	$189.2	$185.9	$(3.3)
Retained earnings	600.4	603.7	3.3

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

ASU 2017-07 “Compensation—Retirement Benefits (Topic 715)”
In March 2017, the FASB issued ASU 2017-07 “Compensation—Retirement Benefits (Topic 715).” This update requires that the service cost component of net benefit cost be presented with other compensation costs arising from services rendered. The remaining net benefit cost is either presented as a line item in the statement of operations outside of a subtotal for income from operations, if presented, or disclosed separately. In addition, only the service cost component of net benefit cost can be capitalized. Grace adopted the update in the 2018 first quarter.
The changes in classification of net benefit costs within the Consolidated Statements of Operations have been retrospectively applied to all periods presented. The change in costs capitalizable into inventory was applied prospectively in accordance with the update. The impacts of all adjustments made to previously reported amounts are summarized below:
Consolidated Statements of Operations

	Three months ended March 31, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Selling, general and administrative expenses	$66.5	$67.0	$0.5
Research and development expenses	13.2	13.9	0.7
Other (income) expense	(2.2)	(3.4)	(1.2)
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2018, and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$52.1	$48.8
In process	39.4	33.0
Finished products	138.8	124.7
Other	25.9	24.4
Total inventory	$256.2	$230.9

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	March 31, 2018	December 31, 2017
5.125% senior notes due 2021, net of unamortized debt issuance costs of $5.4 at March 31, 2018 (2017—$5.8)	$694.6	$694.2
U.S. dollar term loan, net of unamortized debt issuance costs and discounts of $4.1 at March 31, 2018 (2017—$4.3)	404.3	404.1
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.3 at March 31, 2018 (2017—$3.5)	296.7	296.5
Euro term loan, net of unamortized debt issuance costs and discounts of $0.9 at March 31, 2018 (2017—$1.0)	98.4	94.0
Debt payable to unconsolidated affiliate	45.6	42.4
Other borrowings(1)	6.9	12.7
Total debt	1,546.5	1,543.9
Less debt payable within one year	14.8	20.1
Debt payable after one year	$1,531.7	$1,523.8
Weighted average interest rates on total debt	4.8%	4.7%
___________________________________________________________________________________________________________________
(1)    Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace’s debt.
The principal maturities of debt outstanding at March 31, 2018, were as follows:

(In millions)
2018	$12.5
2019	9.3
2020	8.0
2021	1,203.9
2022	5.7
Thereafter	307.1
Total debt	$1,546.5
Grace also maintained a $300 million revolving credit facility. As of March 31, 2018, the available credit under this facility was reduced to $267.3 million by outstanding letters of credit. On April 3, 2018, Grace refinanced its U.S. dollar and euro term loans and replaced its revolving credit facility with a new facility. (See Note 16.)
4. Fair Value Measurements and Risk
Certain of Grace’s assets and liabilities are reported at fair value on a gross basis. ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the value that would be received at the measurement date in the principal or “most advantageous” market. Grace uses principal market data, whenever available, to value assets and liabilities that are required to be reported at fair value.
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
At March 31, 2018, the carrying amounts and fair values of Grace’s debt were as follows:

	March 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% senior notes due 2021(1)	$694.6	$712.8	$694.2	$728.7
U.S. dollar term loan(2)	404.3	403.8	404.1	409.7
5.625% senior notes due 2024(1)	296.7	305.6	296.5	321.3
Euro term loan(2)	98.4	98.3	94.0	93.7
Other borrowings	52.5	52.5	55.1	55.1
Total debt	$1,546.5	$1,573.0	$1,543.9	$1,608.5
___________________________________________________________________________________________________________________

(1)
Carrying amounts are net of unamortized debt issuance costs of $5.4 million and $3.3 million as of March 31, 2018, and $5.8 million and $3.5 million as of December 31, 2017, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs and discounts of $4.1 million and $0.9 million as of March 31, 2018, and $4.3 million and $1.0 million as of December 31, 2017, related to the U.S. dollar term loan and euro term loan, respectively.

At March 31, 2018, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Currency Derivatives    Because Grace operates and/or sells to customers in over 60 countries and in over 30 currencies, its results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace uses financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Forward contracts with maturities of not more than 36 months are used and designated as cash flow hedges of forecasted repayments of intercompany loans. The effective portion of gains and losses on these currency hedges is recorded in "accumulated other comprehensive income (loss)" and reclassified into “other (income) expense, net” to offset the remeasurement of the underlying hedged loans. Excluded components (forward points) on these hedges are amortized to income on a systematic basis.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts outstanding as of March 31, 2018, were $187.9 million.
Debt and Interest Rate Swap Agreements    Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

these interest rate cash flow hedges is recorded in “accumulated other comprehensive income (loss)” and reclassified into “interest expense and related financing costs” during the hedged interest period.
In connection with its emergence financing, Grace entered into interest rate swaps beginning on February 3, 2015, and maturing on February 3, 2020, fixing the LIBOR component of the interest on $250 million of Grace’s term debt at a rate of 2.393%. The valuation of these interest rate swaps is determined using an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Credit risk is also incorporated into derivative valuations. The interest rate swaps were de-designated and terminated in April 2018 in connection with Grace’s entry into a new credit agreement. (See Note 16.)
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017:

	Fair Value Measurements at March 31, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.6	$—	$2.6	$—
Interest rate derivatives	0.6	—	0.6	—
Total Assets	$3.2	$—	$3.2	$—
Liabilities
Interest rate derivatives	$0.2	$—	$0.2	$—
Currency derivatives	41.3	—	41.3	—
Total Liabilities	$41.5	$—	$41.5	$—

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.1	$—	$3.1	$—
Total Assets	$3.1	$—	$3.1	$—
Liabilities
Interest rate derivatives	$1.8	$—	$1.8	$—
Currency derivatives	23.8	—	23.8	—
Total Liabilities	$25.6	$—	$25.6	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017:

March 31, 2018 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.5	Other current liabilities	$4.4
Interest rate contracts	Other current assets	—	Other current liabilities	0.2
Currency contracts	Other assets	—	Other liabilities	35.8
Interest rate contracts	Other assets	0.6	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.1	Other current liabilities	1.1
Total derivatives		$3.2		$41.5

December 31, 2017 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.7	Other current liabilities	$1.4
Interest rate contracts	Other current assets	—	Other current liabilities	1.3
Currency contracts	Other assets	—	Other liabilities	22.2
Interest rate contracts	Other assets	—	Other liabilities	0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.4	Other current liabilities	0.2
Total derivatives		$3.1		$25.6
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.5	Interest expense	$(0.2)
Currency contracts(1)	(6.6)	Other expense	(6.1)
Total derivatives	$(5.1)		$(6.3)
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $(0.8) million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

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

	Three Months Ended March 31,
	2018		2017
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$19.3	$(2.3)	$19.5	$(1.9)
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$(0.2)	$—	$(0.9)	$—
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	(6.1)	—	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.9	—	—
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2018, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. The effective portion of gains and losses attributable to these net investment hedges is recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss).” Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2018, €80.1 million of Grace’s term loan principal was designated as a hedging instrument of its net investment in its European subsidiaries. At March 31, 2018, €28.1 million of Grace’s deferred intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries. The term loan principal was de-designated and repaid in April 2018 in connection with Grace’s entry into a new credit agreement. (See Note 16.)
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three months ended March 31, 2018 and 2017. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Three Months Ended March 31,
(In millions)	2018	2017
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(11.3)	$(2.5)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$(4.4)	$(2.3)
Foreign currency denominated deferred intercompany royalties	(1.7)	(1.5)
	$(6.1)	$(3.8)
Credit Risk    Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining industry represent the greatest exposure. Grace’s credit evaluation policies mitigate credit risk exposures, and it has a history of minimal credit losses. Grace does not generally require collateral for its trade accounts receivable but may require a bank letter of credit in certain instances, particularly when selling to customers in cash-restricted countries.
Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by counterparties to its derivatives. Grace’s derivative contracts are with internationally recognized commercial financial institutions.
5. Income Taxes
The provision for income taxes for the three months ended March 31, 2018 and 2017, was $24.8 million and $18.0 million, respectively. The $6.8 million increase is primarily due to the Tax Cuts and Jobs Act of 2017 (the “Act”) Global Intangible Low Taxed Income (“GILTI”) 2018 first quarter tax charge of $5.9 million and a $2.5 million discrete benefit primarily related to share-based compensation deductions in the 2017 first quarter that did not repeat in 2018, offset by $1.6 million primarily related to the tax impact of the change of Grace’s geographic mix of income.
On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, Grace recorded the provisional income tax effects of the Act. Additional detailed analyses are needed in order to complete the accounting for certain income tax aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter during which the analysis is completed, which is expected to be during the second half of 2018. In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the Act. Grace has not completed its analysis in order to make a policy decision on accounting for GILTI.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace’s underfunded and unfunded pension plans:

(In millions)	March 31, 2018	December 31, 2017
Underfunded defined benefit pension plans	$(110.1)	$(110.5)
Unfunded defined benefit pension plans	(405.9)	(391.9)
Total underfunded and unfunded defined benefit pension plans	(516.0)	(502.4)
Pension liabilities included in other current liabilities	(15.3)	(15.0)
Net funded status	$(531.3)	$(517.4)
Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation (“PBO”) basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following table presents the components of net periodic benefit cost (income).

	Three Months Ended March 31,
	2018		2017
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.8	$2.4	$4.3	$2.0
Interest cost	10.3	1.3	10.5	1.0
Expected return on plan assets	(14.5)	(0.3)	(14.4)	(0.2)
Amortization of prior service credit	(0.2)	—	(0.1)	—
Net periodic benefit cost (income)	$0.4	$3.4	$0.3	$2.8
Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On April 6, 2018, Grace contributed $50.0 million to its U.S. qualified pension plans.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial recommendations.
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three months ended March 31, 2018, was $2.8 million compared with $2.7 million for the prior-year quarter. The U.S. salaried pension plan is closed to new entrants after January 1, 2017. U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, will participate in enhanced defined contribution plans instead of defined benefit pension plans.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	March 31, 2018	December 31, 2017
Other Current Liabilities
Accrued compensation	$39.0	$60.7
Accrued interest	29.9	16.5
Deferred revenue	29.6	19.5
Environmental contingencies	22.4	23.5
Income taxes payable	17.9	12.2
Pension liabilities	15.3	15.0
Other accrued liabilities	79.4	70.4
	$233.5	$217.8
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	March 31, 2018	December 31, 2017
Other Liabilities
Environmental contingencies	$42.6	$46.8
Liability to unconsolidated affiliate	38.5	32.7
Fair value of currency and interest rate contracts	35.8	22.7
Deferred revenue	17.1	14.9
Asset retirement obligation	9.6	10.4
Deferred income taxes	8.3	8.2
Postemployment liability	5.0	5.2
Other noncurrent liabilities	29.0	28.4
	$185.9	$169.3
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product installed in the U.S. (“ZAI PD Claims”), the PD Trust was funded with $34.4 million on the Effective Date and $30.0 million on February 3, 2017. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust in respect of ZAI PD Claims during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. Grace has not accrued for the 10 additional payments as Grace does not have sufficient information to conclude that they are probable. Grace is not obligated to make additional payments to the PD Trust in respect of ZAI PD Claims beyond the payments described above. Grace has satisfied all of its financial obligations with respect to Canadian ZAI PD Claims.
With respect to other asbestos property damage claims (“Other PD Claims”), claims unresolved as of the Effective Date are to be litigated in the bankruptcy court and any future claims are to be litigated in a federal district court, in each case pursuant to procedures approved by the bankruptcy court. To the extent any such Other PD Claims are determined to be allowed claims, they are to be paid in cash by the PD Trust. Grace is obligated to make a payment to the PD Trust every six months in the amount of any Other PD Claims allowed during the preceding six months plus interest (if applicable) and the amount of PD Trust expenses for the preceding six months (the “PD Obligation”). Grace has not paid any Other PD Claims since emergence. Annual expenses have been approximately $0.2 million per year. The aggregate amount to be paid under the PD Obligation is not capped and Grace may be obligated to make additional payments to the PD Trust in respect of the PD Obligation. Grace has accrued for those unresolved Other PD Claims that it believes are probable and estimable. Grace has not accrued for other unresolved or unasserted Other PD Claims as it does not believe that payment is probable.
All payments to the PD Trust required after the Effective Date are secured by the Company’s obligation to issue 77,372,257 shares of Company common stock to the PD Trust in the event of default, subject to customary anti-dilution provisions.
This summary of the commitments and contingencies related to the Chapter 11 proceeding does not purport to be complete and is qualified in its entirety by reference to the plan of reorganization and the exhibits and documents related thereto, which have been filed with the Securities and Exchange Commission (the “SEC”).
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
Grace’s environmental liabilities are reassessed regularly and adjusted when circumstances become better defined or response efforts and their costs can be better estimated, typically as a matter moves through the life-cycle of environmental investigation and remediation. These liabilities are evaluated based on currently available information, relating to the nature and extent of contamination, risk assessments, feasibility of response actions, and apportionment amongst other potentially responsible parties, all evaluated in light of prior experience.
At March 31, 2018, Grace’s estimated liability for legacy environmental response costs totaled $65.0 million, compared with $70.3 million at December 31, 2017, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos.
Grace is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the surrounding area. In its 2017 Annual Project Update for the Libby Asbestos Superfund Site, the EPA announced a narrowing of its focus from the former “OU3 Study Area” to a smaller Operable Unit 3 (“OU3”). Within this revised

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

area, the RI/FS will determine the specific areas requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. When meaningful new information becomes available, Grace will reevaluate estimated liability for the costs for remediation of the mine and surrounding area and adjust its reserves accordingly. Based on communications from regulatory agencies, Grace expects the RI/FS and a record of decision to be completed by the end of 2019.
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
Grace’s total estimated liability for response costs that are currently estimable for the Libby mine and surrounding area, and at vermiculite processing sites outside of Libby, at March 31, 2018, and December 31, 2017, was $20.9 million and $25.8 million, respectively. It is probable that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Matters
At March 31, 2018, and December 31, 2017, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $44.1 million and $44.5 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

•
Contracts providing for the sale or spin-off of a former business unit or product line in which Grace has agreed to indemnify the buyer or resulting entity against certain liabilities related to activities prior to the closing of the transaction, including environmental, tax, and employee liabilities.

•
Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At March 31, 2018, Grace had gross financial assurances issued and outstanding of $141.6 million, composed of $67.8 million of surety bonds issued by various insurance companies and $73.8 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    In the 2018 first quarter, Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations. Restructuring costs in the 2018 first quarter primarily related to plant exit costs and sales force reorganization. Restructuring costs in the 2017 first quarter primarily related to workforce reduction programs in manufacturing, supply chain, finance and IT.
The following table presents restructuring expenses by reportable segment for the three months ended March 31, 2018.

	Three Months Ended March 31,
(In millions)	2018	2017
Catalysts Technologies	$0.4	$0.4
Materials Technologies	0.4	0.3
Corporate	0.2	2.1
Total restructuring expenses	$1.0	$2.8
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by September 30, 2018.
The following table presents components of the change in the restructuring liability from December 31, 2017, to March 31, 2018.

(In millions)
Balance, December 31, 2017	$6.7
Accruals for severance and other costs	1.4
Payments	(2.8)
Balance, March 31, 2018	$5.3
Repositioning Expenses    Repositioning expenses primarily include third-party costs related to transformative productivity programs and costs incurred to complete the Separation. Pretax repositioning expenses for the three months ended March 31, 2018, were $4.6 million compared with a benefit of $0.5 million for the prior-year quarter. Expenses incurred in 2018 primarily related to costs for a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Substantially all of these costs have been or are expected to be settled in cash.

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Defined benefit pension expense other than service cost	$(3.4)	$(1.2)
Third-party acquisition-related costs	0.9	—
Chapter 11 expenses, net	0.5	0.9
Currency transaction effects	(0.4)	0.5
Net (gain) loss on sales of investments and disposals of assets	0.4	0.4
Other miscellaneous (income) expense	(0.3)	(2.5)
Total other (income) expense, net	$(2.3)	$(1.9)
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.4)	$0.1	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.3)	0.1	(0.2)
Currency translation adjustments	(20.8)	2.6	(18.2)
Gain (loss) from hedging activities	2.2	(0.4)	1.8
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(18.9)	$2.3	$(16.6)

Three Months Ended March 31, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(1.4)	—	(1.4)
Gain (loss) from hedging activities	0.9	(0.2)	0.7
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(1.0)	$—	$(1.0)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.9	$41.6	$(2.6)	$39.9
Other comprehensive income (loss) before reclassifications	—	(18.2)	(5.4)	(23.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	7.2	7.0
Net current-period other comprehensive income (loss)	(0.2)	(18.2)	1.8	(16.6)
Ending balance	$0.7	$23.4	$(0.8)	$23.3

Three Months Ended March 31, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	—	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.7	0.4
Net current-period other comprehensive income (loss)	(0.3)	(1.4)	0.7	(1.0)
Ending balance	$1.9	$66.2	$(2.7)	$65.4
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$43.6	$42.9
Denominators
Weighted average common shares—basic calculation	67.6	68.3
Dilutive effect of employee stock options	0.1	0.2
Weighted average common shares—diluted calculation	67.7	68.5
Basic earnings per share	$0.64	$0.63
Diluted earnings per share	$0.64	$0.63
There were 1.7 million anti-dilutive options outstanding for the three months ended March 31, 2018, compared with 1.4 million for the prior-year quarter.
On February 5, 2015, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500 million, which it completed on July 10, 2017. On February 8, 2017, the Company announced that its Board of Directors authorized an additional share repurchase program of up to $250 million, expected to be completed over the next 24 to 36 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, the strategic deployment of capital, and general market and economic conditions. During the three months ended March 31, 2018 and 2017, the Company repurchased 514,141 shares and 142,371 shares of Company common stock for $35.0 million and $10.0 million, respectively, pursuant to the terms of the share repurchase programs. As of March 31, 2018, $183.9 million remained under the current authorization.
13. Revenues
Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following table presents Grace's revenues by geography and product group, within its respective reportable segments, for the three months ended March 31, 2018 and 2017.

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Three Months Ended March 31, 2018 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$69.9	$61.3	$38.8	$13.4	$183.4
Polyolefin and Chemical Catalysts	32.2	58.4	38.0	3.8	132.4
Total	$102.1	$119.7	$76.8	$17.2	$315.8
Materials Technologies:
Coatings	$7.1	$20.5	$11.8	$2.3	$41.7
Consumer/Pharma	7.7	13.2	4.3	4.7	29.9
Chemical process	7.4	20.8	7.2	2.3	37.7
Other	1.7	4.5	0.1	0.1	6.4
Total	$23.9	$59.0	$23.4	$9.4	$115.7

Three Months Ended March 31, 2017 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$61.8	$54.1	$41.7	$20.8	$178.4
Polyolefin and Chemical Catalysts	27.6	44.2	38.6	5.0	115.4
Total	$89.4	$98.3	$80.3	$25.8	$293.8
Materials Technologies:
Coatings	$7.0	$16.6	$9.5	$2.0	$35.1
Consumer/Pharma	10.3	12.2	3.2	4.8	30.5
Chemical process	7.4	18.6	6.8	1.1	33.9
Other	1.6	3.0	0.1	—	4.7
Total(1)	$26.3	$50.4	$19.6	$7.9	$104.2
___________________________________________________________________________________________________________________

(1)	Under the modified retrospective method, prior-period information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605.
Contract Balances    Grace invoices customers for product sales once performance obligations have been satisfied, generally at the point of delivery, at which point payment becomes unconditional. Accordingly, Grace's product sales contracts generally do not give rise to material contract assets or liabilities under ASC 606; however, from time to time certain customers may pay in advance. In the technology licensing business, Grace invoices licensees based on milestones achieved but has obligations to provide services in future periods, which results in contract liabilities.
The following table presents Grace’s deferred revenue balances as of March 31, 2018, and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
Current	$29.6	$19.5
Noncurrent	17.1	14.9
Total	$46.7	$34.4
These amounts are included as deferred revenue in “other current liabilities” and “other liabilities” in Grace's Consolidated Balance Sheets. Grace records deferred revenues when cash payments are received or due in

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

advance of performance. The increase in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $6.3 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2017, and the $3.2 million cumulative adjustment recorded to retained earnings as part of the adoption of ASC 606.
The noncurrent portion of the technology licensing revenue will be recognized as performance obligations under the technology licensing agreements are satisfied; the noncurrent balance is expected to be recognized over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $103 million as of March 31, 2018, and includes certain amounts reported as deferred revenue above. In accordance with the practical expedient in ASC 606-10-50-14, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2018	21%
2019	28%
2020	20%
Thereafter through 2024	31%
100%
For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
14. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies (“ART”), Grace’s joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), is managed in this segment. (See Note 15.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.
Grace defines Adjusted EBIT to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

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
Reportable Segment Data

	Three Months Ended March 31,
(In millions)	2018	2017
Net Sales
Catalysts Technologies	$315.8	$293.8
Materials Technologies	115.7	104.2
Total	$431.5	$398.0
Adjusted EBIT
Catalysts Technologies segment operating income	$92.1	$81.2
Materials Technologies segment operating income	24.1	24.8
Corporate costs	(16.6)	(16.1)
Certain pension costs	(3.8)	(3.1)
Total	$95.8	$86.8
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three months ended March 31, 2018 and 2017, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2018	2017
Grace Adjusted EBIT	$95.8	$86.8
Restructuring and repositioning expenses	(5.6)	(2.3)
(Costs) benefit related to legacy product, environmental and other claims	(1.5)	(2.1)
Third-party acquisition-related costs	(0.9)	—
Income and expense items related to divested businesses	(0.5)	(0.3)
Pension MTM adjustment and other related costs, net	—	(1.9)
Interest expense, net	(18.9)	(19.3)
Net income (loss) attributable to noncontrolling interests	(0.2)	—
Income (loss) before income taxes	$68.2	$60.9

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
(In millions)	2018	2017
Net Sales
United States	$112.4	$103.7
Canada	13.6	12.0
Total North America	126.0	115.7
Europe Middle East Africa	178.7	148.7
Asia Pacific	100.2	99.9
Latin America	26.6	33.7
Total	$431.5	$398.0
15. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $132.2 million and $125.9 million as of March 31, 2018, and December 31, 2017, respectively, and the amount included in “equity in earnings of unconsolidated affiliate” in the accompanying Consolidated Statements of Operations totaled $5.4 million for the three months ended March 31, 2018, compared with $7.0 million for the prior-year quarter. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The following summary presents ART’s assets, liabilities and results of operations.

(In millions)	March 31, 2018	December 31, 2017
Summary Balance Sheet information:
Current assets	$241.9	$239.8
Noncurrent assets	100.9	91.5
Total assets	$342.8	$331.3

Current liabilities	$81.5	$82.4
Noncurrent liabilities	0.3	0.3
Total liabilities	$81.8	$82.7

	Three Months Ended March 31,
(In millions)	2018	2017
Summary Statement of Operations information:
Net sales	$85.2	$97.4
Costs and expenses applicable to net sales	70.7	78.9
Income before income taxes	11.3	14.2
Net income	11.5	14.0
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. Product manufactured by Grace for ART is accounted for on a net basis, with a mark-up, in “cost of goods sold” in the Consolidated Statements of Operations. Grace also receives reimbursement from ART for fixed costs, research

Notes to Consolidated Financial Statements (Continued)

15. Unconsolidated Affiliate (Continued)

and development, selling, general and administrative services, and depreciation. Grace records reimbursements against the respective line items on Grace’s Consolidated Statement of Operations. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended March 31,
(In millions)	2018	2017
Product manufactured for ART	$51.9	$51.4
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.0	1.0
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	10.7	10.4
The table below presents Grace balances related to ART.

(in millions)	March 31, 2018	December 31, 2017
Accounts receivable	$19.7	$20.1
Noncurrent asset	38.5	32.7
Accounts payable	27.9	22.3
Debt payable within one year	8.9	8.6
Debt payable after one year	36.7	33.8
Noncurrent liability	38.5	32.7
The noncurrent asset and noncurrent liability in the table above represent spending to date related to a planned residue hydroprocessing catalyst production plant in Lake Charles, Louisiana. Grace manages the design and construction of the plant, and the asset will continue to be included in “other assets” in Grace’s Consolidated Balance Sheets until construction is completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other liabilities” in the Consolidated Balance Sheets.
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2019. No amounts were outstanding at March 31, 2018, and December 31, 2017.
16. Subsequent Events
On April 3, 2018, Grace entered into a Credit Agreement (the “Credit Agreement”), which provides for new senior secured credit facilities, consisting of:

(a)	a $950 million term loan due in 2025, with interest at LIBOR +175 basis points, and

(b)	a $400 million revolving credit facility due in 2023, with interest at LIBOR +175 basis points.
The term loan will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof.
The Credit Agreement contains customary affirmative covenants, including, but not limited to: (i) maintenance of existence, and compliance with laws; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on: (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (v) transactions with affiliates; and (vi) a maximum first lien leverage ratio.

Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events (Continued)

Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period: (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests.
To secure its obligations under the Credit Agreement, Grace and certain of its U.S. subsidiaries have granted security interests in substantially all equity and debt interests in Grace–Conn. or any other Grace subsidiary owned by them and in substantially all their non-real estate assets and property.
The foregoing is a summary of the Credit Agreement. Grace has filed the full text of the Credit Agreement with the SEC, which is readily available on the Internet at www.sec.gov.
Grace used a portion of the proceeds to repay in full the borrowings outstanding under its 2014 credit agreement, which was terminated, as well as to make a voluntary $50.0 million accelerated contribution to the U.S. qualified pension plans. In connection with the repayment of debt, Grace recorded a loss on debt extinguishment of approximately $5 million in the 2018 second quarter.
Additionally, on April 3, 2018, Grace acquired the polyolefin catalysts business of Albemarle Corporation for approximately $421 million, net of cash acquired.
In connection with the financing, Grace de-designated and cash settled its existing interest rate swap. Grace also de-designated the €80.1 million of term loan principal that had been designated as a net investment hedge.
Also in connection with the financing, Grace entered into a new interest rate swap, beginning on April 3, 2018, and maturing on March 31, 2023, fixing $100.0 million of term debt at 2.775%. Grace also entered into a new cross currency swap to synthetically convert $600 million of U.S. dollar-denominated floating rate debt into €490 million euro-denominated debt fixed at 2.0231%. These swaps have been designated as cash flow hedges, with gains and losses reported in “other comprehensive income (loss)” until the underlying transactions affect earnings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2018, as the “first quarter” and the quarter ended March 31, 2017, as the “prior-year quarter.” See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to “emerging regions” refer to emerging and developing regions as defined by the International Monetary Fund.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales increased 8.4% to $431.5 million.

•	Net income attributable to Grace increased 1.6% to $43.6 million.

•	Diluted earnings per share increased 1.6% to $0.64 per diluted share.

•	Adjusted EPS increased 20.6% to $0.82 per diluted share.

•	Adjusted EBIT increased 10.4% to $95.8 million.
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

•
Hydroprocessing catalysts (HPC), most of which are marketed through our Advanced Refining Technologies LLC, or ART, joint venture with Chevron Products Company (“Chevron”), that are used in process reactors to upgrade heavy oils into lighter, more useful products that comply with rising environmental standards by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process. (We hold a 50% economic interest in ART, which is not consolidated in our financial statements so ART's sales are excluded from our sales.)

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

•
Gas-phase polypropylene process technology, which provides our licensees with a cost-effective, flexible, and reliable capability to manufacture polypropylene products across a wide spectrum of performance attributes enabling customers to manufacture products for a broad array of end-use applications.

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, industrial, and pharmaceutical applications, as follows:

•	Coatings, functional additives for wood and architectural coatings that provide surface effects and corrosion protection for metal substrates.

•	Consumer/Pharma, specialized materials used as additives and intermediates for pharmaceuticals, nutraceuticals, beer, toothpaste, food and cosmetic segments.

•	Chemical process, functional materials for use in plastics, rubber, tire, metal casting and adsorbent products for petrochemical and natural gas applications.
Global Scope
We operate our business on a global scale with approximately 75% of our annual 2017 sales and 74% of our first quarter sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.
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
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; certain other items that are not representative of underlying trends; and certain discrete tax items.

We define Net Sales, constant currency to be the period-over-period change in net sales calculated using the foreign currency exchange rates that were in effect during the previous comparable period.
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
We use Net Sales, constant currency as a performance measure to compare current period financial performance to historical financial performance by excluding the impact of foreign currency exchange rate fluctuations that are not representative of underlying business trends and are largely outside of our control.
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, Adjusted EPS, and Net Sales, constant currency do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. They distinguish the operating results of Grace’s current business base from the costs of Grace’s legacy product, environmental and other claims; restructuring and repositioning activities; divested businesses; and certain other items. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP and thus investors and others should review carefully the financial results calculated in accordance with U.S. GAAP.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2018	2017	% Change
Net sales:
Catalysts Technologies	$315.8	$293.8	7.5%
Materials Technologies	115.7	104.2	11.0%
Total Grace net sales	$431.5	$398.0	8.4%
Net sales by region:
North America	$126.0	$115.7	8.9%
Europe Middle East Africa	178.7	148.7	20.2%
Asia Pacific	100.2	99.9	0.3%
Latin America	26.6	33.7	(21.1)%
Total net sales by region	$431.5	$398.0	8.4%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$92.1	$81.2	13.4%
Materials Technologies segment operating income	24.1	24.8	(2.8)%
Corporate costs	(16.6)	(16.1)	(3.1)%
Certain pension costs(B)	(3.8)	(3.1)	(22.6)%
Adjusted EBIT	95.8	86.8	10.4%
Restructuring and repositioning expenses	(5.6)	(2.3)
(Costs) benefit related to legacy product, environmental and other claims	(1.5)	(2.1)
Third-party acquisition-related costs	(0.9)	—
Income and expense items related to divested businesses	(0.5)	(0.3)
Pension MTM adjustment and other related costs, net	—	(1.9)
Interest expense, net	(18.9)	(19.3)	2.1%
(Provision for) benefit from income taxes	(24.8)	(18.0)	(37.8)%
Income (loss) attributable to W. R. Grace & Co. shareholders	$43.6	$42.9	1.6%
Diluted EPS	$0.64	$0.63	1.6%
Adjusted EPS	$0.82	$0.68	20.6%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2018	2017	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	41.5%	39.2%	2.3 pts
Materials Technologies	36.3%	39.1%	(2.8) pts
Adjusted Gross Margin	40.1%	39.2%	0.9 pts
Pension costs in cost of goods sold	(0.8)%	(0.7)%	(0.1) pts
Total Grace	39.3%	38.5%	0.8 pts
Adjusted EBIT:
Catalysts Technologies	$92.1	$81.2	13.4%
Materials Technologies	24.1	24.8	(2.8)%
Corporate, pension, and other	(20.4)	(19.2)	(6.3)%
Total Grace	95.8	86.8	10.4%
Depreciation and amortization:
Catalysts Technologies	$19.4	$21.3	(8.9)%
Materials Technologies	4.7	4.7	—%
Corporate	0.9	1.1	(18.2)%
Total Grace	25.0	27.1	(7.7)%
Adjusted EBITDA:
Catalysts Technologies	$111.5	$102.5	8.8%
Materials Technologies	28.8	29.5	(2.4)%
Corporate, pension, and other	(19.5)	(18.1)	(7.7)%
Total Grace	120.8	113.9	6.1%
Adjusted EBIT margin:
Catalysts Technologies	29.2%	27.6%	1.6 pts
Materials Technologies	20.8%	23.8%	(3.0) pts
Total Grace	22.2%	21.8%	0.4 pts
Adjusted EBITDA margin:
Catalysts Technologies	35.3%	34.9%	0.4 pts
Materials Technologies	24.9%	28.3%	(3.4) pts
Total Grace	28.0%	28.6%	(0.6) pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2018	December 31, 2017
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$423.0	$414.0
Invested Capital:
Trade accounts receivable	269.1	285.2
Inventories	256.2	230.9
Accounts payable	(217.3)	(210.3)
	308.0	305.8
Other current assets (excluding income taxes)	43.9	42.1
Properties and equipment, net	829.4	799.1
Goodwill	405.2	402.4
Technology and other intangible assets, net	251.6	255.4
Investment in unconsolidated affiliate	132.2	125.9
Other assets (excluding capitalized financing fees)	44.3	37.4
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(157.8)	(158.6)
Other liabilities (excluding income taxes and legacy environmental matters)	(142.7)	(113.7)
Total invested capital	$1,714.1	$1,695.8
Adjusted EBIT Return On Invested Capital	24.7%	24.4%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

(B)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. Catalysts Technologies and Materials Technologies segment operating income and corporate costs do not include any amounts for pension expense. Other pension related costs including annual mark-to-market adjustments and actuarial gains and losses are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of Grace’s businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and actuarial gains and losses relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of Grace’s businesses.

Grace Overview
Following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin
Sales were $431.5 million for the first quarter compared with $398.0 million for the prior-year quarter. Gross margin was 39.3% for the first quarter compared with 38.5% for the prior-year quarter. Adjusted Gross Margin was 40.1% for the first quarter compared with 39.2% for the prior-year quarter.
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended March 31, 2018 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	2.8%	1.7%	3.0%	7.5%
Materials Technologies	2.8%	0.6%	7.6%	11.0%
Net sales	2.7%	1.5%	4.2%	8.4%
By Region:
North America	8.4%	0.5%	—%	8.9%
Europe Middle East Africa	6.3%	3.0%	10.9%	20.2%
Asia Pacific	(3.0)%	2.6%	0.7%	0.3%
Latin America	(15.7)%	(5.4)%	—%	(21.1)%
Sales for the first quarter increased 8.4%, up 4.2% on constant currency, compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were primarily due to higher demand in North America and the Middle East, partially offset by lower demand in Europe, Latin America, and Asia. Favorable currency translation and improved pricing drove the remainder of the sales increase in Catalysts Technologies. Sales in Materials Technologies were up, primarily driven by favorable currency translation and higher sales volumes in Asia.
Gross margin increased 80 basis points to 39.3% for the first quarter. Adjusted Gross Margin increased 90 basis points to 40.1% for the first quarter. The increases were primarily due to higher sales volumes and improved pricing, favorable product and regional mix, and lower depreciation expense, partially offset by higher raw materials and energy costs.
During the 2018 first quarter, we completed a study to evaluate the useful lives of our operating machinery and equipment, including a review of historical asset retirement data as well as review and analysis of relevant industry practices. As a result of this study, effective January 1, 2018, we revised the useful lives of certain machinery and equipment. The change was determined to be a change in accounting estimate and is being applied prospectively. As a result of this change in accounting estimate, our depreciation expense with respect to such machinery and equipment was reduced by $2.7 million, resulting in an increase to net income of $2.1 million or $0.03 per diluted share, for the three months ended March 31, 2018, and is expected to decrease by approximately $23 million for the year ended December 31, 2018. Estimated useful lives for operating machinery and equipment, which previously ranged from 3 to 10 years, now range from 5 to 25 years.
Grace Net Income
Net income attributable to Grace was $43.6 million for the first quarter, an increase of 1.6% compared with $42.9 million for the prior-year quarter. The increase was primarily due to higher Adjusted EBIT, partially offset by a higher provision for income taxes and higher restructuring and repositioning expenses.
Adjusted EBIT
Adjusted EBIT was $95.8 million for the first quarter, an increase of 10.4% compared with the prior-year quarter. The increase was primarily due to higher sales volumes, improved pricing, favorable currency translation, favorable product and regional mix, and lower depreciation expense, partially offset by higher raw materials and energy costs, higher operating expenses, and lower income from our ART joint venture.

Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended March 31,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$0.64				$0.63
Restructuring and repositioning expenses	$5.6	$1.1	$4.5	0.07	$2.3	$0.8	$1.5	0.02
Costs (benefit) related to legacy product, environmental and other claims	1.5	0.4	1.1	0.02	2.1	0.8	1.3	0.02
Third-party acquisition-related costs	0.9	0.3	0.6	0.01	—	—	—	—
Income and expense items related to divested businesses	0.5	0.1	0.4	0.01	0.3	0.1	0.2	—
Pension MTM adjustment and other related costs, net	—	—	—	—	1.9	0.7	1.2	0.02
Discrete tax items:
Income tax expense related to historical tax attributes(1)		(4.7)	4.7	0.07		—	—	—
Discrete tax items		—	—	—		0.5	(0.5)	(0.01)
Adjusted EPS				$0.82				$0.68
___________________________________________________________________________________________________________________

(1)
Our historical tax attribute carryforwards (net operating losses and tax credits) unfavorably affect our tax expense with respect to certain provisions of the Act. To normalize the effective tax rate, an adjustment is made to eliminate the tax expense impact associated with the historical tax attributes.

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter was 24.7% on a trailing four quarters basis compared with 24.4% on the same basis as of December 31, 2017.
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
Grace Value Model
In March 2018, we introduced to investors the Grace Value Model (“GVM”), our framework for creating and delivering value to customers, investors, and employees going forward. At the company level, we create value through our focused portfolio, strong strategic position, and disciplined capital allocation. At the business level, we create value through customer-driven innovation, commercial excellence, and operating excellence. Great talent, our high-performance culture, and integrated business management processes support all of our activities and are a source of competitive advantage.

The GVM framework also encompasses our multi-year initiatives to transform our manufacturing and business processes to extend our competitive advantages and improve our cost position. We expect to significantly improve our manufacturing performance, reduce our manufacturing costs, and improve our integrated business management capabilities. We also expect to invest significant capital in our manufacturing plants to accelerate growth and improve manufacturing performance. Our investments in commercial excellence continue and are yielding positive results in account management, pipeline management and conversion, and pricing.
Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Catalysts Technologies
Sales were $315.8 million for the first quarter, an increase of 7.5%, or 4.5% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+2.8%) and improved pricing (+1.7%). Higher sales volumes were driven by specialty catalysts, partially offset by lower volumes in refining catalysts. Sales volumes of specialty catalysts increased compared with the prior-year quarter primarily due to higher demand for polypropylene and polyethylene catalysts in the Middle East and higher demand for chemical catalysts and polyethylene catalysts in North America. Sales volumes of refining catalysts decreased compared with the prior-year quarter, primarily due to lower bid business and lower sales volumes in Latin America. Pricing improved in both product groups compared with the prior-year quarter. Favorable currency translation affected both product groups as the U.S. dollar weakened against multiple currencies, especially the euro, compared with the prior-year quarter.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $130.9 million for the first quarter, an increase of 13.5% compared with the prior-year quarter. Gross margin of 41.5% increased 230 basis points from 39.2% for the prior-year quarter. The increase in gross margin was primarily due to higher sales volumes and improved pricing, lower manufacturing costs, and lower depreciation expense, partially offset by 140 basis points related to higher raw materials and energy costs.
Operating income was $92.1 million for the first quarter, an increase of 13.4% compared with the prior-year quarter, primarily due to higher sales volumes, improved pricing, favorable currency translation, and lower depreciation expense, partially offset by higher raw materials and energy costs, higher operating expenses, lower income from our ART joint venture, and the absence of business interruption insurance recoveries that were included in the prior-year quarter. The ART joint venture contributed $5.4 million to operating income, a decrease of $1.6 million compared with the prior-year quarter. Operating margin for the first quarter was 29.2%, an increase of 160 basis points compared with the prior-year quarter.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $115.7 million for the first quarter, an increase of 11.0%, or 3.4% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+2.8%)

and improved pricing (+0.6%). Sales volumes increased, primarily driven by higher coatings sales in Asia and chemical process (adsorbents) sales in Latin America, partially offset by lower pharma fine chemicals sales in North America primarily due to order timing. Favorable currency translation was due to the U.S. dollar weakening against multiple currencies, especially the euro, compared with the prior-year quarter.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $42.0 million for the first quarter, an increase of 3.2% compared with the prior-year quarter. Gross margin was 36.3% compared with 39.1% for the prior-year quarter. Lower sales of high-margin pharma fine chemicals products accounted for approximately half of the decline. Higher manufacturing costs, including 90 basis points related to higher raw materials and energy costs, partially offset by improved pricing, accounted for the remainder of the decline.
Operating income was $24.1 million for the first quarter, a decrease of 2.8% compared with the prior-year quarter, primarily due to higher manufacturing costs including higher raw materials and energy costs, and higher operating expenses, partially offset by favorable currency translation, higher sales volumes, and improved pricing. Operating margin for the first quarter was 20.8%, a decrease of 300 basis points compared with the prior-year quarter, primarily due to lower gross margins and higher operating expenses.
Corporate Costs
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the first quarter were $16.6 million, an increase of $0.5 million from the prior-year quarter.

Restructuring and Repositioning Expenses
During the first quarter, we incurred $1.0 million of restructuring expenses primarily related to plant exit costs and sales force reorganization, compared with $2.8 million in the prior-year quarter that was related to workforce reduction programs in manufacturing, supply chain, finance and IT. Substantially all costs related to the restructuring programs are expected to be paid by September 30, 2018.
During the first quarter, we incurred $4.6 million of repositioning expenses primarily related to costs for a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Substantially all of these costs have been or are expected to be settled in cash in 2018.
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $3.8 million compared with $3.1 million for the prior-year quarter. The increase was primarily due to a decrease in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $18.9 million for the first quarter, a decrease of 2.1% compared with the prior-year quarter.
Income Taxes
The provision for income taxes for the three months ended March 31, 2018 and 2017, was $24.8 million and $18.0 million, respectively. The $6.8 million increase is primarily due to the GILTI tax of $5.9 million and a $2.5 million discrete benefit primarily related to share-based compensation deductions in the 2017 first quarter that did not repeat in 2018, offset by $1.6 million primarily related to the tax impact of our geographic mix of income.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2018.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through repurchase of shares and dividends.
On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million. Under this program, during the first quarter we repurchased 514,141 shares of Company common stock for $35.0 million. As of March 31, 2018, $183.9 million remained under the current authorization.
We paid cash dividends of $16.2 million during the first quarter. On February 8, 2018, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.96 per share of Company common stock, effective with the dividend paid March 22, 2018.
We believe that the cash we expect to generate during 2018 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt and pension obligations.
On April 3, 2018, we entered into the Credit Agreement, which provides for new secured credit facilities, consisting of:

(a)	a $950 million term loan due in 2025, with interest at LIBOR +175 basis points, and

(b)	a $400 million revolving credit facility due in 2023, with interest at LIBOR +175 basis points.
We used the proceeds from the term loan to repay in full the outstanding borrowings under our 2014 credit agreement, to fund the previously announced acquisition of the polyolefin catalysts business of Albemarle Corporation for $421 million, and to make a voluntary $50.0 million accelerated contribution to our U.S. qualified pension plans. See Note 16 to the Consolidated Financial Statements for additional information related to the credit agreement.
Cash Resources and Available Credit Facilities
At March 31, 2018, we had available liquidity of $453.3 million, consisting of $149.9 million in cash and cash equivalents ($64.0 million in the U.S.), $267.3 million available under our revolving credit facility, and $36.1 million of available liquidity under various non-U.S. credit facilities. The $300 million revolving credit facility included a $150 million sublimit for letters of credit. Under the Credit Agreement, the $300 million revolving credit facility was replaced with a new $400 million revolving credit facility, which includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of March 31, 2018:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$23.2	$20.5	Various through 2020
Other countries	28.4	15.6	Various through 2020, as well as open-ended
Total	$51.6	$36.1
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by (used for) operating activities	$89.0	$35.9
Net cash provided by (used for) investing activities	(48.5)	(30.9)
Net cash provided by (used for) financing activities	(55.1)	(21.4)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	2.4	2.2
Net increase (decrease) in cash and cash equivalents	(12.2)	(14.2)
Cash, cash equivalents, and restricted cash, beginning of period	163.5	100.6
Cash, cash equivalents, and restricted cash, end of period	$151.3	$86.4
Net cash provided by operating activities for the first quarter was $89.0 million compared with $35.9 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to the $30.0 million payment to fund the PD Trust in the prior-year quarter, the timing of advance payments from customers, and lower net cash paid for income taxes, partially offset by cash used for a planned build up of inventory.
Net cash used for investing activities for the first quarter was $48.5 million compared with $30.9 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to capital spending of $50.1 million during the first quarter compared with $31.0 million in the prior-year quarter.
Net cash used for financing activities for the first quarter was $55.1 million compared with $21.4 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to cash paid for repurchases of common stock of $35.0 million during the first quarter compared with $10.0 million in the prior-year quarter.
Included in net cash provided by (used for) operating activities are legacy product, environmental and other claims paid of $6.3 million and $40.7 million, repositioning expenses paid of $4.6 million and $0.6 million, and restructuring expenses paid of $3.2 million and $3.8 million for the first quarter and prior-year quarter, respectively; and cash paid for third-party acquisition-related costs of $2.1 million for the first quarter. These cash flows totaled $16.2 million and $45.1 million for the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2018, was $1,546.5 million. Grace entered into a credit agreement on April 3, 2018, pursuant to which Grace’s U.S. dollar and euro term loans were repaid in full. The credit agreement also provides for new senior secured credit facilities, consisting of a $950 million term loan due in 2025 and $400 million revolving credit facility due in 2023. (See Note 16 to the Consolidated Financial Statements.)
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2018	2017
U.S. pay-as-you-go plans	$1.7	$1.9
Non-U.S. advance-funded plans	—	0.3
Non-U.S. pay-as-you-go plans	2.0	1.6
Total Cash Contributions	$3.7	$3.8
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.0 million and $1.9 million to these plans during the first quarter and the prior-year quarter.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We experienced raw materials cost inflation during the 2017 second half and expect to see continued inflation in 2018. We try to minimize these impacts through effective control of operating expenses, productivity improvements, and hedging purchases of certain raw materials, as well as price increases on our products.
Critical Accounting Estimates
See the “Critical Accounting Estimates” heading in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017, for a discussion of our critical accounting estimates, incorporated by reference into Item 7 thereof.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,”

“intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; Grace’s legal and environmental proceedings; environmental compliance costs; the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods, and force majeure events; changes in tax laws and regulations; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2017, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2018, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Effective January 1, 2018, Grace adopted ASC 606, “Revenue From Contracts With Customers.” Although the standard did not have a material impact on Grace’s Consolidated Financial Statements, Grace implemented changes to its revenue recognition processes and internal controls, including new policies related to the five-step model included in the revenue standard, enhanced contract review, and ongoing monitoring activities.
There were no other changes in Grace’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8 to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These more recent measures and information are incorporated herein by reference.
The global scope of our operations subjects us to the risks of doing business in foreign countries, and with other parties located in foreign jurisdictions, which could adversely affect our business, financial condition and results of operations.
In addition to the risks and uncertainties that we discussed in our Annual Report on Form 10-K, recent world events have increased the risks posed by international trade disputes, tariffs, and sanctions. We procure a wide spectrum of commodities globally to support our production. For materials sourced from nations that could be impacted by trade disputes, tariffs or sanctions, we could potentially face increased costs, supply disruptions and/or costs associated with securing alternative materials. We view geopolitical risk along with other potential supply chain risks, and work actively to diversify and mitigate these potential impacts; however, such events could adversely affect our business, financial condition and results of operations.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, the strategic deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Company common stock by or on behalf of Grace or any “affiliated purchaser” of Grace during the three months ended March 31, 2018:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2018 - 1/31/2018	94,100	72.80	94,100	212.0
2/1/2018 - 2/28/2018	269,615	67.19	269,615	193.9
3/1/2018 - 3/31/2018	150,426	66.46	150,426	183.9
Total	514,141	68.00	514,141

Item 4.    MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Report.
Item 6.    EXHIBITS
In reviewing the agreements included as exhibits to this and other Reports filed by Grace with the Securities and Exchange Commission (the “SEC”), please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Grace or other parties to the agreements. The agreements generally contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement. These representations and warranties:

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Grace may be found elsewhere in this report and Grace’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
2.1	Amended and Restated Sale and Purchase Agreement, dated as of February 21, 2018, by and between Albemarle Corporation and W. R. Grace & Co.–Conn.	Exhibit 2.4 to Form 10-K (filed 2/22/18) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
4.1
Credit Agreement dated as of April 3, 2018, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn., certain subsidiaries thereof, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto.
Exhibit 4.1 to Form 8-K (filed 4/03/18) SEC File No.: 001-13953
4.2	Second Supplemental Indenture, dated as of April 3, 2018, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed herewith
10.1	Restricted Stock Unit Award Agreement, dated February 22, 2018, between W. R. Grace & Co. and Fred Festa, in connection with transition to Non-executive Chairman.	Filed herewith*
10.2	Stock Option Award Agreement, dated February 22, 2018, between W. R. Grace & Co. and Fred Festa, in connection with transition to Non-executive Chairman.	Filed herewith*

Exhibit No.	Description of Exhibit	Location
15	Accountants’ Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: May 9, 2018	By:	/s/ A. E. FESTA
A. E. Festa (Chairman and Chief Executive Officer)

Date: May 9, 2018	By:	/s/ THOMAS E. BLASER
Thomas E. Blaser (Senior Vice President and Chief Financial Officer)

Date: May 9, 2018	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman (Vice President and Controller)