Form 10-Q
period 2018-06-30
W R GRACE & CO
filed 2018-08-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.01 par value per share	67,238,067 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2018, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017 and the consolidated statements of equity and of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
August 8, 2018

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net sales	$485.7	$429.5	$917.2	$827.5
Cost of goods sold	287.0	262.3	549.0	507.1
Gross profit	198.7	167.2	368.2	320.4
Selling, general and administrative expenses	82.2	69.3	151.5	134.8
Research and development expenses	16.1	13.6	30.8	27.5
Provision for environmental remediation, net	0.5	13.2	0.6	13.2
Equity in earnings of unconsolidated affiliate	(8.2)	(6.1)	(13.6)	(13.1)
Restructuring and repositioning expenses	18.8	5.4	24.4	7.7
Interest expense and related financing costs	19.9	20.1	39.2	39.6
Other (income) expense, net	5.8	(11.4)	3.5	(13.3)
Total costs and expenses	135.1	104.1	236.4	196.4
Income (loss) before income taxes	63.6	63.1	131.8	124.0
(Provision for) benefit from income taxes	(25.0)	(19.6)	(49.8)	(37.6)
Net income (loss)	38.6	43.5	82.0	86.4
Less: Net (income) loss attributable to noncontrolling interests	0.2	0.4	0.4	0.4
Net income (loss) attributable to W. R. Grace & Co. shareholders	$38.8	$43.9	$82.4	$86.8
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.58	$0.64	$1.22	$1.27
Weighted average number of basic shares	67.3	68.3	67.4	68.3
Diluted earnings per share:
Net income (loss)	$0.58	$0.64	$1.22	$1.27
Weighted average number of diluted shares	67.4	68.4	67.5	68.5
Dividends per common share	$0.24	$0.21	$0.48	$0.42

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$38.6	$43.5	$82.0	$86.4
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.2)	(0.4)	(0.4)	(0.7)
Currency translation adjustments	37.9	(8.3)	19.7	(9.7)
Gain (loss) from hedging activities	(5.2)	(0.2)	(3.4)	0.5
Total other comprehensive income (loss)	32.5	(8.9)	15.9	(9.9)
Comprehensive income (loss)	71.1	34.6	97.9	76.5
Less: comprehensive (income) loss attributable to noncontrolling interests	0.2	0.4	0.4	0.4
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$71.3	$35.0	$98.3	$76.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$82.0	$86.4
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	50.9	54.2
Equity in earnings of unconsolidated affiliate	(13.6)	(13.1)
Costs related to legacy product, environmental and other claims	4.3	17.0
Cash paid for legacy product, environmental and other claims	(12.6)	(44.2)
Provision for (benefit from) income taxes	49.8	37.6
Cash paid for income taxes	(16.7)	(31.3)
Income tax refunds received	0.1	29.7
Loss on early extinguishment of debt	4.8	—
Interest expense and related financing costs	39.2	39.6
Cash paid for interest	(39.6)	(34.3)
Defined benefit pension expense	7.8	8.2
Cash paid under defined benefit pension arrangements	(57.9)	(7.8)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	14.8	4.3
Inventories	(50.8)	(3.9)
Accounts payable	34.0	7.4
All other items, net	22.5	(9.3)
Net cash provided by (used for) operating activities	119.0	140.5
INVESTING ACTIVITIES
Capital expenditures	(90.8)	(59.1)
Business acquired, net of cash acquired	(420.9)	—
Other investing activities	12.7	0.3
Net cash provided by (used for) investing activities	(499.0)	(58.8)
FINANCING ACTIVITIES
Borrowings under credit arrangements	983.2	98.8
Repayments under credit arrangements	(541.8)	(61.5)
Cash paid for debt financing costs	(11.8)	(0.2)
Cash paid for repurchases of common stock	(49.8)	(30.0)
Proceeds from exercise of stock options	6.4	12.2
Dividends paid to shareholders	(32.4)	(28.7)
Other financing activities	(3.5)	(3.8)
Net cash provided by (used for) financing activities	350.3	(13.2)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1.0)	3.5
Net increase (decrease) in cash and cash equivalents	(30.7)	72.0
Cash, cash equivalents, and restricted cash, beginning of period	163.5	100.6
Cash, cash equivalents, and restricted cash, end of period	$132.8	$172.6

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$38.7	$17.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$131.5	$152.8
Restricted cash and cash equivalents	1.3	10.7
Trade accounts receivable, less allowance of $11.7 (2017—$11.7)	277.5	285.2
Inventories	307.4	230.9
Other current assets	70.7	49.0
Total Current Assets	788.4	728.6
Properties and equipment, net of accumulated depreciation and amortization of $1,482.4 (2017—$1,463.4)	955.9	799.1
Goodwill	541.2	402.4
Technology and other intangible assets, net	364.5	255.4
Deferred income taxes	535.4	556.5
Investment in unconsolidated affiliate	138.7	125.9
Other assets	78.1	39.1
Total Assets	$3,402.2	$2,907.0
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$23.3	$20.1
Accounts payable	262.5	210.3
Other current liabilities	217.3	217.8
Total Current Liabilities	503.1	448.2
Debt payable after one year	1,963.3	1,523.8
Underfunded and unfunded defined benefit pension plans	452.2	502.4
Other liabilities	188.7	169.3
Total Liabilities	3,107.3	2,643.7
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 67,235,786 (2017—67,780,410)	0.7	0.7
Paid-in capital	472.1	474.8
Retained earnings	625.5	573.1
Treasury stock, at cost: shares: 10,220,841 (2017—9,676,217)	(865.7)	(832.1)
Accumulated other comprehensive income (loss)	55.8	39.9
Total W. R. Grace & Co. Shareholders’ Equity	288.4	256.4
Noncontrolling interests	6.5	6.9
Total Equity	294.9	263.3
Total Liabilities and Equity	$3,402.2	$2,907.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$488.0	$619.3	$(804.9)	$66.4	$3.6	$372.4
Net income (loss)	—	86.8	—	—	(0.4)	86.4
Repurchase of common stock	—	—	(30.0)	—	—	(30.0)
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(2.4)	—	—	—	—	(2.4)
Stock-based compensation	5.4	—	—	—	—	5.4
Exercise of stock options	(17.0)	—	28.8	—	—	11.8
Shares issued	0.7	—	—	—	—	0.7
Other comprehensive (loss) income	—	—	—	(9.9)	—	(9.9)
Dividends declared	—	(28.8)	—	—	—	(28.8)
Balance, June 30, 2017	$474.7	$677.3	$(806.1)	$56.5	$3.2	$405.6
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	82.4	—	—	(0.4)	82.0
Repurchase of common stock	—	—	(49.8)	—	—	(49.8)
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(3.0)	—	—	—	—	(3.0)
Stock-based compensation	9.6	—	—	—	—	9.6
Exercise of stock options	(4.1)	—	10.2	—	—	6.1
Shares issued	(5.2)	—	6.0	—	—	0.8
Dividends declared	—	(32.5)	—	—	—	(32.5)
Other comprehensive (loss) income	—	—	—	15.9	—	15.9
Adjustment to retained earnings for adoption of ASC 606	—	2.5	—	—	—	2.5
Balance, June 30, 2018	$472.8	$625.5	$(865.7)	$55.8	$6.5	$294.9

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
The results of operations for the six-month interim period ended June 30, 2018, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2018.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•	Realization values of net deferred tax assets, which depend on projections of future taxable income;

•	Pension and postretirement liabilities, which depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 6);

•	Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows; and

•	Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation and environmental remediation (see Note 8).
Reclassifications    Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Long-Lived Assets    During the 2018 first quarter, Grace, with the assistance of an outside accounting firm, completed a study to evaluate the useful lives of its operating machinery and equipment, including a review of historical asset retirement data as well as review and analysis of relevant industry practices. As a result of this study, effective January 1, 2018, Grace revised the accounting useful lives of certain machinery and equipment, which was determined to be a change in accounting estimate and is being applied prospectively. As a result of this change in accounting estimate, Grace’s depreciation expense with respect to such machinery and equipment was reduced by $6.2 million, resulting in an increase to net income of $4.8 million or $0.07 per diluted share, for the three months ended June 30, 2018. For the six months ended June 30, 2018, depreciation expense with respect to such machinery and equipment was reduced by $8.9 million, resulting in an increase to net income of $6.8 million or $0.10 per diluted share. Estimated useful lives for operating machinery and equipment, which previously ranged from 3 to 10 years, now range from 5 to 25 years.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Recently Issued Accounting Standards    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. Currently, as a lessee, Grace is a party to a number of leases which, under existing guidance, are classified as operating leases and not recorded on the balance sheet but expensed as incurred. Under the new standard, many of these leases will be recorded on the Consolidated Balance Sheets. Grace will adopt the standard in the 2019 first quarter. Grace has begun its implementation of the new standard and at this time cannot reasonably estimate the effect of adoption.
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
In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220).” This update addresses the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act of 2017 impacting income from continuing operations, even if the initial income tax effects were recognized in other comprehensive income. The update allows entities to reclassify the tax effects that were originally in other comprehensive income from accumulated other comprehensive income to retained earnings. The update requires entities to disclose whether the election was made and a description of the income tax effects. The update can be: (a) applied to the period of adoption, or (b) applied retrospectively to each period in which the Tax Cuts and Jobs Act of 2017 is in effect. Grace is required to adopt the amendments in this update on January 1, 2019, with early adoption permitted. Grace is currently evaluating the timing and effect of adoption.
Recently Adopted Accounting Standards    In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Grace adopted the update in the 2018 first quarter. The table below presents the effect of the adoption of ASU 2016-18 on previously reported amounts.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

	Six Months Ended June 30, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Other investing activities	$(0.5)	$0.3	$0.8
Net cash provided by (used for) investing activities	(59.6)	(58.8)	0.8
Cash, cash equivalents, and restricted cash, beginning of period	90.6	100.6	10.0
Cash, cash equivalents, and restricted cash, end of period	161.8	172.6	10.8
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805),” which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term “output” so that the term is consistent with how outputs are described in ASC 606. Grace adopted the update in the 2018 first quarter and applied the new definition of a business to the acquisition completed during the 2018 second quarter.
In May 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718).” This update clarifies the existing definition of the term “modification,” which is currently defined as “a change in any of the terms or conditions of a share-based payment award.” The update requires entities to account for modifications of share-based payment awards unless the (1) fair value, (2) vesting conditions, and (3) classification as an equity instrument or a liability instrument of the modified award are the same as the original award before modification. Grace adopted the update in the 2018 first quarter, and it did not have an effect on the Consolidated Financial Statements.
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
Grace applied ASC 606 using the modified retrospective method, that is, by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to “retained earnings” at the date of initial application. Results for periods beginning after December 31, 2017, are presented under ASC 606, while the comparative information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605 “Revenue Recognition” (“ASC 605”).
Grace generates revenues predominantly from sales of manufactured products to customers and in part from licensing of technology. Under ASC 606, revenue from customer arrangements is recognized when control is transferred to the customer.
Product Sales Revenue Recognition
In its implementation of ASC 606, Grace assessed its customer arrangements at the operating segment level, and based on the similarity of arrangements, Grace elected to use the portfolio method practical expedient.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Based on the promises made to customers in product sales arrangements, Grace determined that it has a performance obligation to manufacture and deliver products to its customers. Grace makes certain other promises in its customer arrangements that are immaterial in the context of the contracts. Revenue is recognized at amounts based on agreed upon prices in sales contracts and/or purchase orders. Grace offers various incentives to its product sales customers that result in variable consideration, including but not limited to volume discounts, which reward bulk purchases by lowering the price for future purchases, and volume rebates, which encourage customers to purchase volume levels that would reduce their current prices. These incentives are immaterial in the context of the contracts.
For product sales, control is transferred at the point in time at which risk of loss and title have transferred to the customer, which is determined based on shipping terms. Terms of delivery and terms of payment are generally included in customer contracts of sale, order confirmation documents, and invoices. Payment is generally due within 30 to 60 days of invoicing. Grace defers revenue recognition until no other significant Grace obligations remain. Grace’s customer arrangements do not contain significant acceptance provisions.
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
Technology Licensing Revenue Recognition
For Grace’s technology licensing business, Grace determined that the customer arrangements contain multiple deliverables to enable licensees to realize the full benefit of the technology. These deliverables include licensing the technology itself; developing engineering design packages; and providing training, consulting, and technical services. Under these arrangements, the license grant is not a distinct performance obligation, as the licensee only can benefit from the license in conjunction with other integral services such as development of the engineering design package, training, consulting, or technical services provided over the contract period. Therefore, Grace accounts for the license grant and integral services as a single performance obligation. Certain deliverables and services not included in the core bundled deliverables are accounted for as separate performance obligations.
The transaction price is specified in the technology licensing agreements and is substantially fixed. Some services are priced on a per-diem basis, but these are not material in the context of the contracts. Grace invoices its technology licensing customers as certain project milestones are achieved. Payment terms are similar to those of Grace’s product sales.
Revenue for each performance obligation is recognized when control is transferred to the customer, which is generally over a period of time. As a result, Grace generally recognizes revenue for each performance obligation ratably over the period of the contract, which is up to seven years, depending on the scope of the licensee’s project. Based on the timing of payments, Grace records deferred revenue related to these agreements. See Note 13.
Impact of Adoption
Except for the changes below, Grace has consistently applied its accounting policy for revenue recognition to all periods presented in the Consolidated Financial Statements.
Grace recorded a net increase to “retained earnings” of $2.5 million as of January 1, 2018, which represents the cumulative impact of adopting ASC 606, with a $3.2 million reduction to “other liabilities” and a $0.7 million reduction to “deferred income taxes.” The cumulative adjustment results from a change in accounting for contingent revenue related to technology licensing arrangements. Under ASC 605, certain revenue was not realized until a contractual contingency was resolved. Upon adoption of ASC 606, Grace estimates all forms of

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

variable consideration, including contingent amounts, at the inception of the arrangement and recognizes it over the period of performance.
The tables below present the effect of the adoption of ASC 606 on Grace’s Consolidated Statements of Operations and Consolidated Balance Sheets.
Consolidated Statements of Operations

	Three months ended June 30, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Net sales	$485.4	$485.7	$0.3
Gross profit	198.4	198.7	0.3
Income (loss) before income taxes	63.3	63.6	0.3
Provision for income taxes	(24.9)	(25.0)	(0.1)
Net income (loss)	38.4	38.6	0.2
Net income (loss) attributable to W. R. Grace & Co. Shareholders	38.6	38.8	0.2

	Six Months Ended June 30, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Net sales	$916.8	$917.2	$0.4
Gross profit	367.8	368.2	0.4
Income (loss) before income taxes	131.4	131.8	0.4
Provision for income taxes	(49.7)	(49.8)	(0.1)
Net income (loss)	81.7	82.0	0.3
Net income (loss) attributable to W. R. Grace & Co. Shareholders	82.1	82.4	0.3
Consolidated Balance Sheets

	June 30, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Deferred income taxes	$536.2	$535.4	$(0.8)
Other liabilities	192.3	188.7	(3.6)
Retained earnings	622.7	625.5	2.8
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
The changes in classification of net benefit costs within the Consolidated Statements of Operations have been retrospectively applied to all periods presented. The change in costs capitalizable into inventory was applied

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

prospectively in accordance with the update. The tables below present the effect of the adoption of ASU 2017-07 on previously reported amounts.
Consolidated Statements of Operations

	Three Months Ended June 30, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$260.2	$262.3	$2.1
Gross profit	169.3	167.2	(2.1)
Selling, general and administrative expenses	70.3	70.8	0.5
Research and development expenses	12.9	13.6	0.7
Other (income) expense	(9.6)	(12.9)	(3.3)

	Six Months Ended June 30, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$505.0	$507.1	$2.1
Gross profit	322.5	320.4	(2.1)
Selling, general and administrative expenses	136.8	137.8	1.0
Research and development expenses	26.1	27.5	1.4
Other (income) expense	(11.8)	(16.3)	(4.5)
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2018, and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$60.3	$48.8
In process	56.8	33.0
Finished products	161.3	124.7
Other	29.0	24.4
Total inventory	$307.4	$230.9

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	June 30, 2018	December 31, 2017
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $9.7	$940.3	$—
5.125% senior notes due 2021, net of unamortized debt issuance costs of $5.0 (2017—$5.8)	695.0	694.2
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.2 (2017—$3.5)	296.8	296.5
Debt payable to unconsolidated affiliate	46.3	42.4
2014 U.S. dollar term loan, net of unamortized debt issuance costs and discounts (2017—$4.3)	—	404.1
2014 Euro term loan, net of unamortized debt issuance costs and discounts (2017—$1.0)	—	94.0
Other borrowings(1)	8.2	12.7
Total debt	1,986.6	1,543.9
Less debt payable within one year	23.3	20.1
Debt payable after one year	$1,963.3	$1,523.8
Weighted average interest rates on total debt	3.8%	4.7%
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
The term loan will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof, with the first payment due on December 31, 2018.
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
The foregoing is a summary of the Credit Agreement. Grace has filed the full text of the Credit Agreement with the Securities and Exchange Commission (the “SEC”), which is readily available on the internet at www.sec.gov.

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

Grace used a portion of the proceeds to repay in full the borrowings outstanding under its 2014 credit agreement, which was terminated, as well as to make a voluntary $50.0 million accelerated contribution to its U.S. qualified pension plans. In connection with the repayment of debt, Grace recorded a $4.8 million loss on early extinguishment of debt. As of June 30, 2018, the available credit under the revolving credit facility was reduced to $364.3 million by outstanding letters of credit.
See Note 4 for a discussion of the fair value of Grace’s debt.
The principal maturities of debt outstanding at June 30, 2018, were as follows:

(In millions)
2018	$14.0
2019	19.1
2020	17.9
2021	711.4
2022	15.5
Thereafter	1,208.7
Total debt	$1,986.6
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
At June 30, 2018, the carrying amounts and fair values of Grace’s debt were as follows:

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan(1)	$940.3	$939.1	$—	$—
5.125% senior notes due 2021(2)	695.0	709.2	694.2	728.7
5.625% senior notes due 2024(2)	296.8	311.3	296.5	321.3
U.S. dollar term loan(3)	—	—	404.1	409.7
Euro term loan(3)	—	—	94.0	93.7
Other borrowings	54.5	54.5	55.1	55.1
Total debt	$1,986.6	$2,014.1	$1,543.9	$1,608.5
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized debt issuance costs and discounts of $9.7 million as of June 30, 2018.

(2)
Carrying amounts are net of unamortized debt issuance costs of $5.0 million and $3.2 million as of June 30, 2018, and $5.8 million and $3.5 million as of December 31, 2017, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(3)
Carrying amounts are net of unamortized debt issuance costs and discounts of $4.3 million and $1.0 million as of December 31, 2017, related to the U.S. dollar term loan and euro term loan, respectively.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At June 30, 2018, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Currency Derivatives    Because Grace operates and/or sells to customers in over 60 countries and in over 30 currencies, its results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace uses financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Forward contracts with maturities of not more than 36 months are used and designated as cash flow hedges of forecasted repayments of intercompany loans. The effective portion of gains and losses on these currency hedges is recorded in “accumulated other comprehensive income (loss)” and reclassified into “other (income) expense, net” to offset the remeasurement of the underlying hedged loans. Excluded components (forward points) on these hedges are amortized to income on a systematic basis.
Grace also enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in “other (income) expense, net,” in the Consolidated Statements of Operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts outstanding as of June 30, 2018, were $67.1 million.
Cross-Currency Swap Agreements    Grace uses cross-currency swaps designated as cash flow hedges to manage fluctuations in currency exchange rates and interest rates on variable rate debt. The effective portion of gains and losses on these cash flow hedges is recorded in “accumulated other comprehensive income (loss)” and reclassified into “other (income) expense, net” and “interest expense and related financing costs” during the hedged interest period.
In April 2018, in connection with the Credit Agreement (see Note 3), Grace entered into new cross-currency swaps beginning on April 3, 2018, and maturing on March 31, 2023, to synthetically convert $600.0 million of U.S. dollar-denominated floating rate debt into €490.1 million of euro-denominated debt fixed at 2.0231%. The valuation of these cross-currency swaps is determined using an income approach, using LIBOR and EURIBOR swap curves, currency basis spreads, and euro/U.S. dollar exchange rates.
Debt and Interest Rate Swap Agreements    Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in “accumulated other comprehensive income (loss)” and reclassified into “interest expense and related financing costs” during the hedged interest period.
In connection with its emergence financing, Grace entered into interest rate swaps beginning on February 3, 2015, and maturing on February 3, 2020, fixing the LIBOR component of the interest on $250.0 million of Grace’s term debt at a rate of 2.393%. These interest rate swaps were de-designated and terminated in April 2018 in connection with Grace’s entry into a new credit agreement.
In connection with the Credit Agreement (see Note 3), Grace entered into new interest rate swaps beginning on April 3, 2018, and maturing on March 31, 2023, fixing $100.0 million of term debt at 2.775%. The valuation of these interest rate swaps is determined using an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Credit risk is also incorporated into derivative valuations.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017:

	Fair Value Measurements at June 30, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$4.0	$—	$4.0	$—
Interest rate derivatives	0.5	—	0.5	—
Variable-to-fixed cross-currency derivatives	21.4	—	21.4	—
Total Assets	$25.9	$—	$25.9	$—
Liabilities
Interest rate derivatives	$0.2	$—	$0.2	$—
Currency derivatives	20.9	—	20.9	—
Total Liabilities	$21.1	$—	$21.1	$—

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.1	$—	$3.1	$—
Total Assets	$3.1	$—	$3.1	$—
Liabilities
Interest rate derivatives	$1.8	$—	$1.8	$—
Currency derivatives	23.8	—	23.8	—
Total Liabilities	$25.6	$—	$25.6	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017:

June 30, 2018 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$3.3	Other current liabilities	$—
Interest rate contracts	Other current assets	—	Other current liabilities	0.2
Variable-to-fixed cross-currency swaps	Other current assets	12.5	Other current liabilities	—
Currency contracts	Other assets	0.1	Other liabilities	19.1
Interest rate contracts	Other assets	0.5	Other liabilities	—
Variable-to-fixed cross-currency swaps	Other assets	8.9	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.6	Other current liabilities	1.8
Total derivatives		$25.9		$21.1

December 31, 2017 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.7	Other current liabilities	$1.4
Interest rate contracts	Other current assets	—	Other current liabilities	1.3
Currency contracts	Other assets	—	Other liabilities	22.2
Interest rate contracts	Other assets	—	Other liabilities	0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.4	Other current liabilities	0.2
Total derivatives		$3.1		$25.6
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.3	Interest expense	$0.1
Currency contracts(1)	10.4	Other expense	10.2
Variable-to-fixed cross-currency swaps	3.1	Interest expense	3.1
Variable-to-fixed cross-currency swaps	18.3	Other expense	29.3
Total derivatives	$32.1		$42.7
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $0.4 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Six Months Ended June 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.8	Interest expense	$(0.1)
Currency contracts(1)	3.8	Other expense	4.1
Variable-to-fixed cross-currency swaps	3.1	Interest expense	3.1
Variable-to-fixed cross-currency swaps	18.3	Other expense	29.3
Total derivatives	$27.0		$36.4
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $(0.4) million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

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
The following tables present the total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are reported.

	Three Months Ended June 30,
	2018		2017
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(19.9)	$(5.8)	$(20.1)	$11.4
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$0.1	$—	$(0.8)	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	3.1	29.3	—	—
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	10.2	—	(0.1)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.3	—	—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Six Months Ended June 30,
	2018		2017
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(39.2)	$(3.5)	$(39.6)	$13.3
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$(0.1)	$—	$(1.7)	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	3.1	29.3	—	—
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	4.1	—	(0.1)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	1.1	—	—
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The effective portion of gains and losses attributable to these net investment hedges is recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2018, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency-denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. At June 30, 2018, €22.5 million of Grace’s deferred intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries. In April 2018, in connection with the Credit Agreement, Grace de-designated and repaid its euro-denominated term loan principal that had been designated as a hedge of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and six months ended June 30, 2018 and 2017. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$13.3	$(6.1)	$2.0	$(8.6)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$—	$(4.9)	$(4.4)	$(7.2)
Foreign currency denominated deferred intercompany royalties	1.9	(2.9)	0.2	(4.4)
	$1.9	$(7.8)	$(4.2)	$(11.6)
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
5. Income Taxes
The provision for income taxes for the six months ended June 30, 2018 and 2017, was $49.8 million and $37.6 million, respectively. The $12.2 million increase is primarily due to the Tax Cuts and Jobs Act of 2017 (the “Act”) Global Intangible Low Taxed Income (“GILTI”) 2018 tax charge of $12.0 million, partially offset by a $6.3 million benefit from the change in the federal tax rate under the Act. The 2017 first quarter also included $3.1 million in share-based compensation deductions that did not repeat in 2018.
The provision for income taxes for the three months ended June 30, 2018 and 2017, was $25.0 million and $19.6 million, respectively. The $5.4 million increase was primarily due to the $6.1 million GILTI tax charge and a $1.9 million net increase in discrete charges primarily related to stock compensation. These charges were partially offset by a $4.4 million benefit from the change in the federal tax rate.
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
No material adjustments have been recorded to Grace’s provisional SAB 118 tax expense as of June 30, 2018. Further detailed analyses are needed in order to complete the accounting for certain income tax aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter during which the analysis is completed, which is expected to be during the second half of 2018.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	June 30, 2018	December 31, 2017
Overfunded defined benefit pension plans	$4.2	$—
Underfunded defined benefit pension plans	(63.4)	(110.5)
Unfunded defined benefit pension plans	(388.8)	(391.9)
Total underfunded and unfunded defined benefit pension plans	(452.2)	(502.4)
Pension liabilities included in other current liabilities	(14.8)	(15.0)
Net funded status	$(462.8)	$(517.4)

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans (Continued)

Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation (“PBO”) basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following tables present the components of net periodic benefit cost (income).

	Three Months Ended June 30,
	2018		2017
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.9	$2.5	$4.3	$2.0
Interest cost	10.3	1.2	10.5	1.1
Expected return on plan assets	(14.6)	(0.2)	(14.4)	(0.2)
Amortization of prior service credit	(0.1)	—	(0.1)	—
Net periodic benefit cost (income)	$0.5	$3.5	$0.3	$2.9

	Six Months Ended June 30,
	2018		2017
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9.7	$4.9	$8.6	$4.0
Interest cost	20.6	2.5	21.0	2.1
Expected return on plan assets	(29.1)	(0.5)	(28.8)	(0.4)
Amortization of prior service credit	(0.3)	—	(0.2)	—
Net periodic benefit cost (income)	$0.9	$6.9	$0.6	$5.7
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three and six months ended June 30, 2018, was $3.3 million and $6.1 million compared with $3.0 million and $5.7 million for the corresponding prior-year periods.
The U.S. salaried pension plan is closed to new entrants after January 1, 2017. U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, will participate in enhanced defined contribution plans instead of defined benefit pension plans.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	June 30, 2018	December 31, 2017
Other Current Liabilities
Accrued compensation	$45.2	$60.7
Deferred revenue	26.0	19.5
Environmental contingencies	22.7	23.5
Income taxes payable	20.3	12.2
Pension liabilities	14.8	15.0
Accrued interest	13.3	16.5
Other accrued liabilities	75.0	70.4
	$217.3	$217.8
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	June 30, 2018	December 31, 2017
Other Liabilities
Liability to unconsolidated affiliate	$56.0	$32.7
Environmental contingencies	38.5	46.8
Deferred revenue	22.3	14.9
Fair value of currency and interest rate contracts	19.1	22.7
Asset retirement obligation	9.1	10.4
Deferred income taxes	8.0	8.2
Postemployment liability	4.9	5.2
Other noncurrent liabilities	30.8	28.4
	$188.7	$169.3
8. Commitments and Contingent Liabilities
Over the years, Grace operated numerous types of businesses that are no longer part of its business portfolio. As Grace divested or otherwise ceased operating these businesses, it retained certain liabilities and obligations, which Grace refers to as legacy liabilities. The principal legacy liabilities are product and environmental liabilities. Although the outcome of each of the matters discussed below cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.
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
This summary of the commitments and contingencies related to the Chapter 11 proceeding does not purport to be complete and is qualified in its entirety by reference to the plan of reorganization and the exhibits and documents related thereto, which have been filed with the SEC and are readily available on the internet at www.sec.gov.
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
At June 30, 2018, Grace’s estimated liability for legacy environmental response costs totaled $61.2 million, compared with $70.3 million at December 31, 2017, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos.
Grace is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the surrounding area, known as Operable Unit 3 (“OU3”). The RI/FS will determine the specific areas within OU3

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. When meaningful new information becomes available, Grace will reevaluate the estimated liability for the costs for remediation of the mine and surrounding area and adjust its reserves accordingly. Grace expects certain cost information based on the ongoing feasibility study to become available later in 2018 and, based on communications with regulatory agencies, anticipates that the EPA will issue the record of decision in or after 2020.
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
Grace’s total estimated liability for response costs that are currently estimable for the Libby mine and surrounding area, and at vermiculite processing sites outside of Libby, at June 30, 2018, and December 31, 2017, was $18.1 million and $25.8 million, respectively. It is probable that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Matters
At June 30, 2018, and December 31, 2017, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $43.1 million and $44.5 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of June 30, 2018, Grace had gross financial assurances issued and outstanding of $141.3 million, composed of $67.8 million of surety bonds issued by various insurance companies and $73.5 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Grace incurred costs from restructuring actions, primarily related to workforce reductions as a result of changes in the business environment and its business structure, which are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations. Restructuring costs in 2018 primarily related to plant exit costs and sales force reorganization. Restructuring costs in 2017 primarily related to workforce reduction programs in manufacturing, supply chain, finance and IT.
The following table presents restructuring expenses by reportable segment for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Catalysts Technologies	$1.0	$—	$1.5	$0.4
Materials Technologies	—	0.1	0.4	0.3
Corporate	—	1.9	0.1	4.1
Total restructuring expenses	$1.0	$2.0	$2.0	$4.8
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by September 30, 2018.
The following table presents components of the change in the restructuring liability from December 31, 2017, to June 30, 2018.

(In millions)
Balance, December 31, 2017	$6.7
Accruals for severance and other costs	2.0
Payments	(5.1)
Currency translation adjustments and other	0.1
Balance, June 30, 2018	$3.7
Repositioning Expenses    Repositioning expenses primarily include third-party costs related to transformative productivity programs. Pretax repositioning expenses for the three and six months ended June 30, 2018, were $17.8 million and $22.4 million, respectively, compared with $3.3 million and $2.8 million, respectively, for the corresponding prior-year periods.
Expenses incurred in 2018 primarily related to the 2018 second quarter write-off of $8.5 million of prior plant engineering costs as a result of terminating an expansion project no longer necessary due to the polyolefin catalysts acquisition (see Note 16), and $8.1 million for a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position, of which $4.9 million

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

was recorded in the 2018 second quarter. Excluding asset write-offs, substantially all of these expenses have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Defined benefit pension (income) expense other than service cost	$(3.4)	$(3.2)	(6.8)	(4.4)
Third-party acquisition-related costs	5.8	—	6.7	—
Loss on early extinguishment of debt	4.8	—	4.8	—
Currency transaction effects	(2.7)	1.5	(3.1)	2.0
Net (gain) loss on sales of investments and disposals of assets	0.9	0.4	1.3	0.8
Chapter 11 expenses, net	0.5	0.6	1.0	1.5
Business interruption insurance recovery	—	(10.6)	—	(13.1)
Other miscellaneous (income) expense	(0.1)	(0.1)	(0.4)	(0.1)
Total other (income) expense, net	$5.8	$(11.4)	$3.5	$(13.3)
In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. Grace received $25.0 million in payments from its third-party insurer in 2017, including $10.4 million through June 30, 2017, under its business interruption insurance policy for lost profits as a result of the outage. The policy has a $25 million limit per event.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.4)	$0.1	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.3)	0.1	(0.2)
Currency translation adjustments	40.6	(2.7)	37.9
Gain (loss) from hedging activities	(8.2)	3.0	(5.2)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$32.1	$0.4	$32.5

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.8)	$0.2	$(0.6)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	—	0.2
Benefit plans, net	(0.6)	0.2	(0.4)
Currency translation adjustments	19.8	(0.1)	19.7
Gain (loss) from hedging activities	(5.6)	2.2	(3.4)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$13.6	$2.3	$15.9

Three Months Ended June 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.5)	0.1	(0.4)
Currency translation adjustments	(8.3)	—	(8.3)
Gain (loss) from hedging activities	(0.2)	—	(0.2)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(9.0)	$0.1	$(8.9)

Six Months Ended June 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.2)	$0.4	$(0.8)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	(0.1)	0.1
Benefit plans, net	(1.0)	0.3	(0.7)
Currency translation adjustments	(9.7)	—	(9.7)
Gain (loss) from hedging activities	0.7	(0.2)	0.5
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.0)	$0.1	$(9.9)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018 and 2017:

Six Months Ended June 30, 2018 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.9	$41.6	$(2.6)	$39.9
Other comprehensive income (loss) before reclassifications	—	19.7	20.0	39.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(23.4)	(23.8)
Net current-period other comprehensive income (loss)	(0.4)	19.7	(3.4)	15.9
Ending balance	$0.5	$61.3	$(6.0)	$55.8

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	—	(9.7)	(0.7)	(10.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	1.2	0.5
Net current-period other comprehensive income (loss)	(0.7)	(9.7)	0.5	(9.9)
Ending balance	$1.5	$57.9	$(2.9)	$56.5
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
See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans and other postretirement benefit plans.
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$38.8	$43.9	$82.4	$86.8
Denominators
Weighted average common shares—basic calculation	67.3	68.3	67.4	68.3
Dilutive effect of employee stock options	0.1	0.1	0.1	0.2
Weighted average common shares—diluted calculation	67.4	68.4	67.5	68.5
Basic earnings per share	$0.58	$0.64	$1.22	$1.27
Diluted earnings per share	$0.58	$0.64	1.22	1.27
There were 1.4 million and 1.7 million anti-dilutive options outstanding for the three and six months ended June 30, 2018, compared with 1.6 million and 1.5 million for the corresponding prior-year periods.
On February 5, 2015, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500 million, which it completed on July 10, 2017. On February 8, 2017, the Company announced that its Board of Directors authorized an additional share repurchase program of up to $250 million, expected to be completed over the next 24 to 36 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, the strategic deployment of capital, and general market and economic conditions. During the six months ended June 30, 2018 and 2017, the Company repurchased 723,441 shares and 425,673 shares of Company common stock for $49.8 million and $30.0 million, respectively, pursuant to the terms of the share repurchase programs. As of June 30, 2018, $169.1 million remained under the current authorization.

Notes to Consolidated Financial Statements (Continued)

13. Revenues

Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and six months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$67.2	$61.0	$53.4	$14.5	$196.1
Polyolefin and Chemical Catalysts	51.6	66.6	45.2	4.9	168.3
Total	$118.8	$127.6	$98.6	$19.4	$364.4
Materials Technologies:
Coatings	$7.7	$19.7	$11.4	$2.4	$41.2
Consumer/Pharma	8.9	13.5	5.9	4.7	33.0
Chemical process	10.1	20.9	8.0	2.3	41.3
Other	1.9	3.7	0.2	—	5.8
Total	$28.6	$57.8	$25.5	$9.4	$121.3

Six Months Ended June 30, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$137.1	$122.3	$92.2	$27.9	$379.5
Polyolefin and Chemical Catalysts	83.8	125.0	83.2	8.7	300.7
Total	$220.9	$247.3	$175.4	$36.6	$680.2
Materials Technologies:
Coatings	$14.8	$40.2	$23.2	$4.7	$82.9
Consumer/Pharma	16.6	26.7	10.2	9.4	62.9
Chemical process	17.5	41.7	15.2	4.6	79.0
Other	3.6	8.2	0.3	0.1	12.2
Total	$52.5	$116.8	$48.9	$18.8	$237.0

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Three Months Ended June 30, 2017 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$64.8	$53.9	$50.2	$17.8	$186.7
Polyolefin and Chemical Catalysts	30.4	55.3	44.6	3.5	133.8
Total	$95.2	$109.2	$94.8	$21.3	$320.5
Materials Technologies:
Coatings	$6.1	$17.9	$9.1	$2.0	$35.1
Consumer/Pharma	11.1	10.4	4.2	4.4	30.1
Chemical process	7.0	23.1	7.4	1.5	39.0
Other	1.4	3.3	—	0.1	4.8
Total(1)	$25.6	$54.7	$20.7	$8.0	$109.0
___________________________________________________________________________________________________________________

(1)	Under the modified retrospective method, prior-period information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605.

Six Months Ended June 30, 2017 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$126.6	$108.0	$91.9	$38.6	$365.1
Polyolefin and Chemical Catalysts	58.0	99.5	83.2	8.5	249.2
Total	$184.6	$207.5	$175.1	$47.1	$614.3
Materials Technologies:
Coatings	$13.1	$34.5	$18.6	$4.0	$70.2
Consumer/Pharma	21.4	22.6	7.4	9.2	60.6
Chemical process	14.4	41.7	14.2	2.6	72.9
Other	3.0	6.3	0.1	0.1	9.5
Total(1)	$51.9	$105.1	$40.3	$15.9	$213.2
___________________________________________________________________________________________________________________

(1)	Under the modified retrospective method, prior-period information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605.
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
The following table presents Grace’s deferred revenue balances as of June 30, 2018, and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
Current	$26.0	$19.5
Noncurrent	22.3	14.9
Total	$48.3	$34.4

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

These amounts are included as deferred revenue in “other current liabilities” and “other liabilities” in Grace's Consolidated Balance Sheets. Grace records deferred revenues when cash payments are received or due in advance of performance. The increase in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $10.3 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2017, and the $3.2 million cumulative adjustment recorded to “retained earnings” as part of the adoption of ASC 606.
The noncurrent portion of the technology licensing revenue will be recognized as performance obligations under the technology licensing agreements are satisfied; the noncurrent balance is expected to be recognized over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $92 million as of June 30, 2018, and includes certain amounts reported as deferred revenue above. In accordance with the practical expedient in ASC 606-10-50-14, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2018	12%
2019	29%
2020	23%
Thereafter through 2024	36%
100%
For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
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

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

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
Reportable Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Sales
Catalysts Technologies	$364.4	$320.5	$680.2	$614.3
Materials Technologies	121.3	109.0	237.0	213.2
Total	$485.7	$429.5	$917.2	$827.5
Adjusted EBIT
Catalysts Technologies segment operating income	$113.7	$101.3	$205.8	$182.5
Materials Technologies segment operating income	29.6	24.2	53.7	49.0
Corporate costs	(19.8)	(18.3)	(36.4)	(34.4)
Certain pension costs	(4.0)	(3.2)	(7.8)	(6.3)
Total	$119.5	$104.0	$215.3	$190.8
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and six months ended June 30, 2018 and 2017, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Grace Adjusted EBIT	$119.5	$104.0	$215.3	$190.8
Restructuring and repositioning expenses	(18.8)	(5.4)	(24.4)	(7.7)
Third-party acquisition-related costs	(5.8)	—	(6.7)	—
Loss on early extinguishment of debt	(4.8)	—	(4.8)	—
Amortization of acquired inventory fair value adjustment	(4.6)	—	(4.6)	—
Costs related to legacy product, environmental and other claims	(2.8)	(14.9)	(4.3)	(17.0)
Income and expense items related to divested businesses	0.6	(0.7)	0.1	(1.0)
Pension MTM adjustment and other related costs, net	—	—	—	(1.9)
Interest expense, net	(19.5)	(19.5)	(38.4)	(38.8)
Net income (loss) attributable to noncontrolling interests	(0.2)	(0.4)	(0.4)	(0.4)
Income (loss) before income taxes	$63.6	$63.1	$131.8	$124.0

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Sales
United States	$138.1	$108.8	$250.5	$212.6
Canada	9.3	12.0	22.9	23.9
Total North America	147.4	120.8	273.4	236.5
Europe Middle East Africa	185.4	163.9	364.1	312.6
Asia Pacific	124.1	115.5	224.3	215.4
Latin America	28.8	29.3	55.4	63.0
Total	$485.7	$429.5	$917.2	$827.5
15. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $138.7 million and $125.9 million as of June 30, 2018, and December 31, 2017, respectively, and the amount included in “equity in earnings of unconsolidated affiliate” in the accompanying Consolidated Statements of Operations totaled $8.2 million and $13.6 million for the three and six months ended June 30, 2018, compared with $6.1 million and $13.1 million for the corresponding prior-year periods. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The following summary presents ART’s assets, liabilities and results of operations.

(In millions)	June 30, 2018	December 31, 2017
Summary Balance Sheet information:
Current assets	$293.0	$239.8
Noncurrent assets	119.6	91.5
Total assets	$412.6	$331.3

Current liabilities	$138.6	$82.4
Noncurrent liabilities	0.3	0.3
Total liabilities	$138.9	$82.7

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Summary Statement of Operations information:
Net sales	$103.0	$110.5	$188.2	$207.9
Costs and expenses applicable to net sales	84.0	94.7	154.7	173.6
Income before income taxes	16.9	12.6	28.2	26.8
Net income	16.2	12.2	27.7	26.2
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. Product

Notes to Consolidated Financial Statements (Continued)

15. Unconsolidated Affiliate (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Product manufactured for ART	$58.5	$53.1	$110.4	$104.5
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.2	1.0	2.2	2.0
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	10.4	10.4	21.1	20.8
The table below presents Grace balances related to ART.

(in millions)	June 30, 2018	December 31, 2017
Accounts receivable	$15.5	$20.1
Noncurrent asset	56.0	32.7
Accounts payable	32.6	22.3
Debt payable within one year	8.7	8.6
Debt payable after one year	37.6	33.8
Noncurrent liability	56.0	32.7
The noncurrent asset and noncurrent liability in the table above represent spending to date related to a residue hydroprocessing catalyst production plant that is under construction in Lake Charles, Louisiana. Grace manages the design and construction of the plant, and the asset will continue to be included in “other assets” in Grace’s Consolidated Balance Sheets until construction is completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other liabilities” in the Consolidated Balance Sheets.
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2019. No amounts were outstanding at June 30, 2018, and December 31, 2017.
16. Acquisitions
On April 3, 2018, using cash on hand and borrowings under the Credit Agreement, Grace acquired the assets of the polyolefin catalysts business of Albemarle Corporation for $420.9 million, net of cash acquired. The business is included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition is complementary to Grace's existing specialty catalysts business and strengthens Grace's commercial relationships, catalysts technology portfolio, and manufacturing network.
The acquisition purchase price has been preliminarily allocated to the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair values at the acquisition date in accordance with ASC 805 “Business Combinations.” The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. The full $139.7 million of goodwill generated from the acquisition will be deductible for U.S. income tax purposes. Due to the timing of the

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions (Continued)

acquisition closing, Grace has not had adequate time to finalize the purchase price allocation. Adjustments to the allocation, if applicable, will be recorded in the period in which they are identified.
The Consolidated Statements of Operations for the three and six months ended June 30, 2018, includes approximately $28 million of sales attributable to this acquisition. Disclosure of earnings attributable to this acquisition is not practicable due to the integration of operations into Grace’s existing business.
The table below presents the preliminary allocation of the acquisition purchase price.

(In millions)
Accounts receivable	$13.9
Inventories	28.1
Other current assets	3.5
Properties and equipment	120.2
Goodwill	139.7
Intangible assets	118.2
Other assets	0.5
Liabilities assumed	(3.2)
Net assets acquired, net of cash acquired	$420.9
The table below presents the intangible assets acquired as part of the acquisition of the assets of Albemarle’s polyolefin catalysts business and the periods over which they will be amortized.

	Amount (In millions)	Weighted Average Amortization Period (in years)
Customer Lists	$102.4	20.0
Technology	11.5	15.0
Trademarks	4.3	15.0
Total	$118.2	19.1
The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the six months ended June 30, 2018, are as follows:

(In millions)	Catalysts Technologies	Materials Technologies	Total Grace
Balance, December 31, 2017	$357.7	$44.7	$402.4
Goodwill acquired during the year	139.7	—	139.7
Foreign currency translation	(0.7)	(0.2)	(0.9)
Balance, June 30, 2018	$496.7	$44.5	$541.2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2018, as the “second quarter” and the quarter ended June 30, 2017, as the “prior-year quarter,” the quarter ended March 31, 2018, as the “2018 first quarter,” the six months ended June 30, 2018, as the “six months,” and the six months ended June 30, 2017, as the “prior-year period.” See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to “emerging regions” refer to emerging and developing regions as defined by the International Monetary Fund.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales increased 13.1% to $485.7 million.

•	Net income attributable to Grace decreased 11.6% to $38.8 million.

•	Adjusted EBIT increased 14.9% to $119.5 million.

•	Diluted earnings per share decreased 9.4% to $0.58 per diluted share.

•	Adjusted EPS increased 27.4% to $1.07 per diluted share.
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
Global Scope
We operate our business on a global scale with approximately 75% of our annual 2017 sales and 73% of our six months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

We define Net Sales, constant currency (a non-GAAP financial measure) to be the period-over-period change in net sales calculated using the foreign currency exchange rates that were in effect during the previous comparable period.
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
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, Adjusted EPS, and Net Sales, constant currency do not purport to represent income measures as defined under U.S. GAAP and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. They distinguish the operating results of Grace’s current business base from the costs of Grace’s legacy product, environmental and other claims; restructuring and repositioning activities; divested businesses; and certain other items. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP and thus investors and others should review carefully the financial results calculated in accordance with U.S. GAAP.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales:
Catalysts Technologies	$364.4	$320.5	13.7%	$680.2	$614.3	10.7%
Materials Technologies	121.3	109.0	11.3%	237.0	213.2	11.2%
Total Grace net sales	$485.7	$429.5	13.1%	$917.2	$827.5	10.8%
Net sales by region:
North America	$147.4	$120.8	22.0%	$273.4	$236.5	15.6%
Europe Middle East Africa	185.4	163.9	13.1%	364.1	312.6	16.5%
Asia Pacific	124.1	115.5	7.4%	224.3	215.4	4.1%
Latin America	28.8	29.3	(1.7)%	55.4	63.0	(12.1)%
Total net sales by region	$485.7	$429.5	13.1%	$917.2	$827.5	10.8%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$113.7	$101.3	12.2%	$205.8	$182.5	12.8%
Materials Technologies segment operating income	29.6	24.2	22.3%	53.7	49.0	9.6%
Corporate costs	(19.8)	(18.3)	(8.2)%	(36.4)	(34.4)	(5.8)%
Certain pension costs(B)	(4.0)	(3.2)	(25.0)%	(7.8)	(6.3)	(23.8)%
Adjusted EBIT	119.5	104.0	14.9%	215.3	190.8	12.8%
Restructuring and repositioning expenses	(18.8)	(5.4)		(24.4)	(7.7)
Third-party acquisition-related costs	(5.8)	—		(6.7)	—
Loss on early extinguishment of debt	(4.8)	—		(4.8)	—
Amortization of acquired inventory fair value adjustment	(4.6)	—		(4.6)	—
Costs related to legacy product, environmental and other claims	(2.8)	(14.9)		(4.3)	(17.0)
Income and expense items related to divested businesses	0.6	(0.7)		0.1	(1.0)
Pension MTM adjustment and other related costs, net	—	—		—	(1.9)
Interest expense, net	(19.5)	(19.5)	—%	(38.4)	(38.8)	1.0%
(Provision for) benefit from income taxes	(25.0)	(19.6)	(27.6)%	(49.8)	(37.6)	(32.4)%
Income (loss) attributable to W. R. Grace & Co. shareholders	$38.8	$43.9	(11.6)%	$82.4	$86.8	(5.1)%
Diluted EPS	$0.58	$0.64	(9.4)%	$1.22	$1.27	(3.9)%
Adjusted EPS	$1.07	$0.84	27.4%	$1.89	$1.52	24.3%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	43.5%	40.4%	3.1 pts	42.5%	39.9%	2.6 pts
Materials Technologies	39.9%	37.4%	2.5 pts	38.2%	38.2%	0.0 pts
Adjusted Gross Margin	42.6%	39.6%	3.0 pts	41.4%	39.4%	2.0 pts
Amortization of acquired inventory fair value adjustment	(1.0)%	—%	(1.0) pts	(0.5)%	—%	(0.5) pts
Pension costs in cost of goods sold	(0.7)%	(0.2)%	(0.5) pts	(0.8)%	(0.4)%	(0.4) pts
Total Grace	40.9%	39.4%	1.5 pts	40.1%	39.0%	1.1 pts
Adjusted EBIT:
Catalysts Technologies	$113.7	$101.3	12.2%	$205.8	$182.5	12.8%
Materials Technologies	29.6	24.2	22.3%	53.7	49.0	9.6%
Corporate, pension, and other	(23.8)	(21.5)	(10.7)%	(44.2)	(40.7)	(8.6)%
Total Grace	119.5	104.0	14.9%	215.3	190.8	12.8%
Depreciation and amortization:
Catalysts Technologies	$21.3	$21.1	0.9%	$40.7	$42.4	(4.0)%
Materials Technologies	3.7	4.8	(22.9)%	8.4	9.5	(11.6)%
Corporate	0.9	1.2	(25.0)%	1.8	2.3	(21.7)%
Total Grace	25.9	27.1	(4.4)%	50.9	54.2	(6.1)%
Adjusted EBITDA:
Catalysts Technologies	$135.0	$122.4	10.3%	$246.5	$224.9	9.6%
Materials Technologies	33.3	29.0	14.8%	62.1	58.5	6.2%
Corporate, pension, and other	(22.9)	(20.3)	(12.8)%	(42.4)	(38.4)	(10.4)%
Total Grace	145.4	131.1	10.9%	266.2	245.0	8.7%
Adjusted EBIT margin:
Catalysts Technologies	31.2%	31.6%	(0.4) pts	30.3%	29.7%	0.6 pts
Materials Technologies	24.4%	22.2%	2.2 pts	22.7%	23.0%	(0.3) pts
Total Grace	24.6%	24.2%	0.4 pts	23.5%	23.1%	0.4 pts
Adjusted EBITDA margin:
Catalysts Technologies	37.0%	38.2%	(1.2) pts	36.2%	36.6%	(0.4) pts
Materials Technologies	27.5%	26.6%	0.9 pts	26.2%	27.4%	(1.2) pts
Total Grace	29.9%	30.5%	(0.6) pts	29.0%	29.6%	(0.6) pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2018	June 30, 2017
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$438.5	$412.4
Invested Capital:
Trade accounts receivable	277.5	265.0
Inventories	307.4	236.5
Accounts payable	(262.5)	(199.9)
	322.4	301.6
Other current assets (excluding income taxes)	62.2	35.7
Properties and equipment, net	955.9	749.7
Goodwill	541.2	397.5
Technology and other intangible assets, net	364.5	261.9
Investment in unconsolidated affiliate	138.7	131.9
Other assets (excluding capitalized financing fees)	74.9	31.2
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(157.0)	(124.1)
Other liabilities (excluding income taxes and legacy environmental matters)	(149.6)	(111.6)
Total invested capital	$2,153.2	$1,673.8
Adjusted EBIT Return On Invested Capital	20.4%	24.6%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

(B)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. Catalysts Technologies and Materials Technologies segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs including annual mark-to-market (MTM) adjustments and actuarial gains and losses are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of Grace’s businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and actuarial gains and losses relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of Grace’s businesses.

Grace Overview
Following is an overview of our financial performance for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales and Gross Margin
Sales were $485.7 million and $917.2 million for the second quarter and six months, respectively, compared with $429.5 million and $827.5 million for the corresponding prior-year periods. Gross margin was 40.9% and 40.1% for the second quarter and six months, respectively, compared with 39.4% and 39.0% for the corresponding prior-year periods. Adjusted Gross Margin was 42.6% and 41.4% for the second quarter and six months, respectively, compared with 39.6% and 39.4% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended June 30, 2018 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	10.0%	1.7%	2.0%	13.7%
Materials Technologies	5.4%	1.7%	4.2%	11.3%
Net sales	8.9%	1.7%	2.5%	13.1%
By Region:
North America	19.8%	2.2%	—%	22.0%
Europe Middle East Africa	3.4%	3.1%	6.6%	13.1%
Asia Pacific	7.0%	(0.2)%	0.6%	7.4%
Latin America	1.6%	(1.3)%	(2.0)%	(1.7)%
Sales for the second quarter increased 13.1%, up 10.6% on constant currency, compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were primarily due to the polyolefin catalysts acquisition. Favorable currency translation, improved pricing, and growth in the existing businesses drove the remainder of the sales increase in Catalysts Technologies. Sales volumes in Materials Technologies were up driven by growth in Asia and North America, partially offset by a decline in EMEA. Favorable currency translation and improved pricing drove the remainder of the sales increase in Materials Technologies.

Gross margin increased 150 basis points to 40.9% for the second quarter. Adjusted Gross Margin increased 300 basis points to 42.6% for the second quarter. The increases were primarily due to product and regional mix, improved pricing, and lower depreciation expense, partially offset by higher raw materials and energy costs. Gross margin was unfavorably impacted by the amortization of the step-up to fair value of acquired inventory and by higher pension service costs included in cost of goods sold.

	Six Months Ended June 30, 2018 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	6.5%	1.7%	2.5%	10.7%
Materials Technologies	4.1%	1.2%	5.9%	11.2%
Net sales	5.9%	1.6%	3.3%	10.8%
By Region:
North America	14.2%	1.4%	—%	15.6%
Europe Middle East Africa	4.9%	3.0%	8.6%	16.5%
Asia Pacific	2.4%	1.1%	0.6%	4.1%
Latin America	(7.7)%	(3.5)%	(0.9)%	(12.1)%
Sales for the six months increased 10.8%, up 7.5% on constant currency, compared with the prior-year period. Higher sales volumes in Catalysts Technologies were primarily due to the polyolefin catalysts acquisition. Favorable currency translation, improved pricing, and growth in the existing business in the Middle East, Africa and North America drove the remainder of the sales increase in Catalysts Technologies. Sales in Materials Technologies were up driven by favorable currency translation, higher sales volumes, and improved pricing. Sales volumes in Materials Technologies were up driven by growth in Asia and Latin America, partially offset by a decline in EMEA.
Gross margin increased 110 basis points to 40.1% for the six months from 39.0% for the prior-year period. Adjusted Gross Margin increased 200 basis points to 41.4% for the six months from 39.4% for the prior-year period. The increases were primarily due to regional and product mix, improved pricing, and lower depreciation expense, partially offset by higher raw materials and energy costs. Gross margin was unfavorably impacted by higher pension service costs included in cost of goods sold and by the amortization of the step-up to fair value of acquired inventory.
During the 2018 first quarter, we completed a study to evaluate the useful lives of our operating machinery and equipment, including a review of historical asset retirement data as well as review and analysis of relevant industry practices. As a result of this study, effective January 1, 2018, we revised the useful lives of certain machinery and equipment. The change was determined to be a change in accounting estimate and is being applied prospectively. As a result of this change in accounting estimate, our depreciation expense with respect to such machinery and equipment was reduced by $6.2 million, resulting in an increase to net income of $4.8 million or $0.07 per diluted share, for the three months ended June 30, 2018. For the six months ended June 30, 2018, depreciation expense with respect to such machinery and equipment was reduced by $8.9 million, resulting in an increase to net income of $6.8 million or $0.10 per diluted share. Depreciation expense with respect to such machinery and equipment is expected to decrease by approximately $23 million for the year ended December 31, 2018. Estimated useful lives for operating machinery and equipment, which previously ranged from 3 to 10 years, now range from 5 to 25 years.

Grace Net Income

Net income attributable to Grace was $38.8 million for the second quarter, a decrease of 11.6% compared with $43.9 million for the prior-year quarter. Net income attributable to Grace was $82.4 million for the six months, a decrease of 5.1% compared with $86.8 million for the prior-year period. The decreases were primarily due to higher repositioning expenses, a higher provision for income taxes, third-party costs incurred related to the polyolefin catalysts acquisition, the second-quarter loss on early extinguishment of debt and the amortization of the fair value adjustment on acquired inventory, partially offset by higher segment operating income and a lower provision for environmental remediation.
Adjusted EBIT

Adjusted EBIT was $119.5 million for the second quarter, an increase of 14.9% compared with the prior-year quarter. The increase was due to higher sales volumes including the polyolefin catalysts acquisition, higher gross margin, favorable currency translation, and higher income from our ART joint venture, partially offset by business interruption insurance recoveries in the prior-year quarter that did not repeat in 2018 and higher operating expenses in the 2018 second quarter.
Adjusted EBIT was $215.3 million for the six months, an increase of 12.8% compared with the prior-year period. The increase was primarily due to higher sales volumes including the polyolefin catalysts acquisition, higher gross margin, and favorable currency translation, partially offset by business interruption insurance recoveries in the prior-year period that did not repeat in 2018 and higher operating expenses in the 2018 six months.

Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended June 30,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$0.58				$0.64
Restructuring and repositioning expenses	$18.8	$4.6	$14.2	0.21	$5.4	$2.5	$2.9	0.04
Third-party acquisition-related costs	5.8	1.3	4.5	0.07	—	—	—	—
Loss on early extinguishment of debt	4.8	1.1	3.7	0.05	—	—	—	—
Amortization of acquired inventory fair value adjustment	4.6	1.1	3.5	0.05	—	—	—	—
Costs related to legacy product, environmental and other claims	2.8	0.6	2.2	0.03	14.9	5.6	9.3	0.14
Income and expense items related to divested businesses	(0.6)	(0.1)	(0.5)	(0.01)	0.7	0.3	0.4	0.01
Discrete tax items:
Income tax expense related to historical tax attributes(1)		(4.7)	4.7	0.07		—	—	—
Discrete tax items		(1.1)	1.1	0.02		(0.9)	0.9	0.01
Adjusted EPS				$1.07				$0.84

	Six Months Ended June 30,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$1.22				$1.27
Restructuring and repositioning expenses	$24.4	$5.7	$18.7	0.28	$7.7	$3.3	$4.4	0.06
Third-party acquisition-related costs	6.7	1.6	5.1	0.08	—	—	—	—
Loss on early extinguishment of debt	4.8	1.1	3.7	0.05	—	—	—	—
Amortization of acquired inventory fair value adjustment	4.6	1.1	3.5	0.05	—	—	—	—
Costs related to legacy product, environmental and other claims	4.3	1.0	3.3	0.05	17.0	6.4	10.6	0.15
Income and expense items related to divested businesses	(0.1)	—	(0.1)	—	1.0	0.4	0.6	0.01
Pension MTM adjustment and other related costs, net	—	—	—	—	1.9	0.7	1.2	0.02
Discrete tax items:
Income tax expense related to historical tax attributes(1)		(9.4)	9.4	0.14		—	—	—
Discrete tax items		(1.1)	1.1	0.02		(0.4)	0.4	0.01
Adjusted EPS				$1.89				$1.52
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

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter decreased to 20.4% on a trailing four quarters basis compared with 24.6% on the same basis as of June 30, 2017, due to the polyolefin catalysts acquisition. That acquisition, which was completed on April 3, 2018, increased invested capital at that date, while Adjusted EBIT includes only one quarter of income from the acquired business.
We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions, and in balancing the growth and profitability of our operations.
Grace Value Model
In March 2018, we introduced investors to the Grace Value Model (“GVM”), our framework for creating and delivering value to customers, investors, and employees. At the company level, we create value through our focused portfolio, strong strategic position, and disciplined capital allocation. At the business level, we create value through customer-driven innovation, commercial excellence, and operating excellence. Great talent, our high-performance culture, and integrated business management processes support all of our activities and are a source of competitive advantage.
The GVM framework also encompasses our multi-year initiatives to transform our manufacturing and business processes to extend our competitive advantages and improve our cost position. We expect to significantly improve our manufacturing performance, reduce our manufacturing costs, and improve our integrated business management capabilities. We also expect to invest significant capital in our manufacturing plants to accelerate growth and improve manufacturing performance. Our investments in commercial excellence are yielding positive results in account management, pipeline management and conversion, and pricing.

Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies

Sales were $364.4 million for the second quarter, an increase of 13.7%, or 11.7% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+10.0%) and improved pricing (+1.7%). Higher sales volumes were driven by polyolefin catalysts due to the polyolefin catalysts acquisition and higher licensing revenues. Catalysts Technologies also benefited from favorable currency translation as the U.S. dollar weakened against multiple currencies, especially the euro, and improved pricing compared with the prior-year quarter.
Sales were $680.2 million for the six months, an increase of 10.7%, 8.2% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+6.5%) and improved pricing (+1.7%). Higher sales volumes were driven by polyolefin catalysts primarily due to the polyolefin catalysts acquisition and growth in the existing business in the Middle East and North America, partially offset by lower volumes of refining catalysts in Latin America, China, and Europe. Catalysts Technologies also benefited from favorable currency translation as the U.S. dollar weakened against multiple currencies, especially the euro, compared with the prior-year period.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $158.4 million for the second quarter, an increase of 22.2% compared with the prior-year quarter. Gross margin of 43.5% increased 310 basis points from 40.4% for the prior-year quarter. The increase in gross margin was primarily due to product and regional mix, lower depreciation expense, and improved pricing, partially offset by a 180 basis point increase in raw materials and energy costs.
Operating income was $113.7 million for the second quarter, an increase of 12.2% compared with the prior-year quarter, primarily due to the polyolefin catalysts acquisition, higher gross margin, favorable currency translation, and higher income from the ART joint venture. The increase was partially offset by the absence of business interruption insurance recoveries that were included in the prior-year quarter and higher operating expenses. The ART joint venture contributed $8.2 million to operating income, an increase of $2.1 million compared with the prior-year quarter. Operating margin for the second quarter was 31.2%, a decrease of 40 basis points compared with the prior-year quarter.
Gross profit was $289.3 million for the six months, an increase of 18.1% compared with the prior-year period. Gross margin of 42.5% increased 260 basis points compared with 39.9% for the prior-year period. The increase in gross margin was primarily due to product and regional mix, improved pricing, and lower depreciation expense, partially offset by a 160 basis point increase in higher raw materials and energy costs.
Operating income was $205.8 million for the six months, an increase of 12.8% compared with the prior-year period, primarily due to higher gross margin, the polyolefin catalysts acquisition, favorable currency translation, and higher income from the ART joint venture. The increase was partially offset by the absence of business interruption insurance recoveries that were included in the prior-year quarter and higher operating expenses. The ART joint venture contributed $13.6 million to operating income, an increase of $0.5 million compared with the prior-year period. Operating margin for the six months was 30.3%, an increase of 60 basis points compared with the prior-year period.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $121.3 million for the second quarter, an increase of 11.3%, or 7.1% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+5.4%) and improved pricing (+1.7%). Sales volumes increased, primarily driven by higher coatings sales in Asia.
Sales were $237.0 million for the six months, an increase of 11.2%, or 5.3% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+4.1%) and improved pricing (+1.2%). Sales volumes increased, primarily driven by higher coatings sales in Asia and higher chemical process sales in North America and Latin America.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $48.4 million for the second quarter, an increase of 18.9% compared with the prior-year quarter. Gross margin of 39.9% increased 250 basis points compared with 37.4% for the prior-year quarter. The increase in gross margin was primarily due to product and regional mix with higher pharma fine chemicals sales and lower petrochemical sales, improved pricing, and lower depreciation expense, partially offset by a 100 basis point increase in raw materials and energy costs.
Operating income was $29.6 million for the second quarter, an increase of 22.3% compared with the prior-year quarter, primarily due to higher gross margin and favorable currency translation, partially offset by higher operating expenses. Operating margin for the second quarter was 24.4%, an increase of 220 basis points compared with the prior-year quarter.
Gross profit was $90.4 million for the six months, an increase of 11.1% compared with the prior-year period. Gross margin of 38.2% was flat compared with the prior-year period as favorable product and regional mix and improved pricing were offset by higher manufacturing costs including a 90 basis point increase in raw materials and energy costs.
Operating income was $53.7 million for the six months, an increase of 9.6% compared with the prior-year period, primarily due to favorable currency translation, higher sales volumes, improved pricing, and lower depreciation expense, partially offset by higher operating expenses. Operating margin for the six months was 22.7%, a decrease of 30 basis points compared with the prior-year period.
Corporate Costs

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the second quarter were $19.8 million, an increase of $1.5 million from the prior-year quarter, primarily due to higher accruals for incentive compensation. Corporate costs for the six months were $36.4 million, an increase of $2.0 million compared with the prior-year period, primarily due to higher accruals for incentive compensation.
Restructuring and Repositioning Expenses
During the second quarter and six months, we incurred $1.0 million and $2.0 million, respectively, of restructuring expenses primarily related to plant exit costs and business engineering and sales force reorganization, compared with $2.0 million and $4.8 million, respectively, in the corresponding prior-year periods that was related to workforce reduction programs in manufacturing, supply chain, finance and IT. Excluding non-cash 2018 plant exit costs of $1.1 million, substantially all costs related to the restructuring programs are expected to be paid by September 30, 2018.
Pretax repositioning expenses for the second quarter and six months were $17.8 million and $22.4 million, respectively, compared with $3.3 million and $2.8 million, respectively, in the corresponding prior-year periods. Expenses incurred in 2018 primarily related to the second quarter write-off of $8.5 million of prior engineering costs as a result of terminating an expansion project no longer necessary due to the polyolefin catalysts acquisition, and $8.1 million for a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position, of which $4.9 million was recorded in the second quarter. Excluding asset write-offs, substantially all of these expenses have been or are expected to be settled in cash.
The following table presents the major components of restructuring and repositioning expenses recorded in 2018.

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Write-off of plant equipment and engineering costs	$9.1	$9.1
Third-party costs of manufacturing and business transformation programs	4.9	8.1
Employee severance	2.5	3.7
Other	2.3	3.5
Total restructuring and repositioning expenses	$18.8	$24.4
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $4.0 million and $7.8 million, respectively, compared with $3.2 million and $6.3 million, respectively, for the corresponding prior-year periods. The increases were primarily due to a decrease in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $19.5 million for the second quarter, flat with the prior-year quarter, and $38.4 million for the six months, a decrease of 1.0% compared with the prior-year period. During the second quarter, we incurred a loss on early extinguishment of debt of $4.8 million related to the repayment of our U.S. dollar and euro term loans. See Note 3 to the Consolidated Financial Statements.
Income Taxes
The provision for income taxes for the six months ended June 30, 2018 and 2017, was $49.8 million and $37.6 million, respectively. The $12.2 million increase was primarily due to the $12.0 million GILTI tax charge recorded in 2018 under the Act, partially offset by a $6.3 million benefit from the federal tax rate change from 35% to 21%. The 2017 first quarter also included $3.1 million in share-based compensation deductions that did not repeat in 2018.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2018.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through repurchase of shares and dividends.
On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million. Under this program, during the six months we repurchased 723,441 shares of Company common stock for $49.8 million. As of June 30, 2018, $169.1 million remained under the current authorization.
We paid cash dividends of $32.4 million during the six months. On February 8, 2018, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.96 per share of Company common stock, effective with the dividend paid March 22, 2018.
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
We used the proceeds from the term loan to repay in full the outstanding borrowings of $507.0 million under our 2014 credit agreement, to fund the polyolefin catalysts acquisition for $420.9 million, and to make a voluntary $50.0 million accelerated contribution to our U.S. qualified pension plans. See Note 3 to the Consolidated Financial Statements for additional information related to the Credit Agreement.
Cash Resources and Available Credit Facilities
At June 30, 2018, we had available liquidity of $529.1 million, consisting of $131.5 million in cash and cash equivalents ($57.7 million in the U.S.), $364.3 million available under our revolving credit facility, and $33.3 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of June 30, 2018:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$23.0	$18.7	Various through 2023
Other countries	28.4	14.6	Various through 2023, as well as open-ended
Total	$51.4	$33.3

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by (used for) operating activities	$119.0	$140.5
Net cash provided by (used for) investing activities	(499.0)	(58.8)
Net cash provided by (used for) financing activities	350.3	(13.2)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1.0)	3.5
Net increase (decrease) in cash and cash equivalents	(30.7)	72.0
Cash, cash equivalents, and restricted cash, beginning of period	163.5	100.6
Cash, cash equivalents, and restricted cash, end of period	$132.8	$172.6
Net cash provided by operating activities for the six months was $119.0 million compared with $140.5 million for the prior-year period. The year-over-year change in cash flow was primarily due to a $50.0 million accelerated contribution to the U.S. defined benefit pension plans and cash used for an increase in inventory, which is expected to decline in the 2018 second half, partially offset by the $30.0 million payment to fund the PD Trust in the prior year, lower net cash paid for income taxes in the prior year, and the timing of advance payments from customers in 2018.
Net cash used for investing activities for the six months was $499.0 million compared with $58.8 million for the prior-year period. The year-over-year change in cash flow was primarily due to the purchase of the polyolefin catalysts business of Albemarle Corporation for $420.9 million, as well as capital spending of $90.8 million during the six months compared with $59.1 million in the prior-year period.
Net cash provided by financing activities for the six months was $350.3 million compared with a use of cash of $13.2 million in the prior-year period. The year-over-year change in cash flow was primarily due to the borrowings under the 2018 credit agreement, offset by the repayment of the outstanding 2014 U.S. dollar and euro term loans.
Included in net cash provided by (used for) operating activities are legacy product, environmental and other claims paid of $12.6 million and $44.2 million; repositioning expenses paid of $11.2 million and $2.8 million; and restructuring expenses paid of $5.1 million and $7.2 million for the six months and prior-year period, respectively; and accelerated defined benefit pension plan contributions of $50.0 million and cash paid for third-party acquisition-related costs of $3.0 million for the six months. These cash flows totaled $81.9 million and $54.2 million for the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2018, was $1,986.6 million. The Credit Agreement we entered into on April 3, 2018, provides for new senior secured credit facilities, consisting of a $950 million term loan due in 2025 and a $400 million revolving credit facility due in 2023. In connection with the Credit Agreement, our previous U.S. dollar and euro term loans were repaid in full.
See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
U.S. advance-funded plans	$50.0	$—	$50.0	$—
U.S. pay-as-you-go plans	$1.8	$1.8	$3.5	$3.7
Non-U.S. advance-funded plans	0.5	0.2	0.5	0.5
Non-U.S. pay-as-you-go plans	1.9	2.0	3.9	3.6
Total Cash Contributions	$54.2	$4.0	$57.9	$7.8
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $4.4 million and $4.1 million to these plans during the six months and the prior-year period.
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
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; Grace’s legal and environmental proceedings; environmental compliance costs; the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods, and force majeure events; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2018, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Acting Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Acting Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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
In addition to the risks and uncertainties that we discussed in our Annual Report on Form 10-K, recent world events have increased the risks posed by international trade disputes, tariffs, and sanctions. We procure a wide spectrum of commodities globally to support our production. For materials sourced from nations that could be impacted by trade disputes, tariffs or sanctions, we could potentially face increased costs, supply disruptions and/or costs associated with securing alternative materials. Additionally, such disputes, tariffs, and sanctions could potentially lead to a reduction in our sales of products, technology, and services. We view geopolitical risk along with other potential supply chain and sales risks, and work actively to diversify and mitigate these potential impacts; however, such events could adversely affect our business, financial condition and results of operations.
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
The following table presents information regarding the repurchase of Company common stock by or on behalf of Grace or any “affiliated purchaser” of Grace during the three months ended June 30, 2018:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2018 - 4/30/2018	61,000	66.06	61,000	179.9
5/1/2018 - 5/31/2018	47,731	71.29	47,731	176.5
6/1/2018 - 6/30/2018	100,569	73.00	100,569	169.1
Total	209,300	70.59	209,300

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
4.1
Credit Agreement, dated as of April 3, 2018, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn., certain subsidiaries thereof, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto
Exhibit 4.1 to Form 8-K (filed 4/03/18) SEC File No.: 001-13953
4.2	Second Supplemental Indenture, dated as of April 3, 2018, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee	Exhibit 4.2 to Form 10-Q (filed 5/09/18) SEC File No.: 001-13953
10.1	W. R. Grace & Co. 2018 Stock Incentive Plan	Exhibit 10.1 to Form 8-K (filed 5/14/18) SEC File No.: 001-13953*
10.2	Form of W. R. Grace & Co. Performance-Based Units (“PBUs”) Grant Agreement (2018)	Filed herewith*
10.3	Form of W. R. Grace & Co. Restricted Share Units (“RSUs”) Grant Agreement (2018)	Filed herewith*

Exhibit No.	Description of Exhibit	Location
10.4	Form of W. R. Grace & Co. Nonstatutory Stock Option (“NSOs”) Grant Agreement (2018)	Filed herewith*
10.5	Separation Agreement and General Release, dated as of May 31, 2018, by and between W. R. Grace & Co.–Conn., et al., and Thomas E. Blaser.	Filed herewith*
15	Accountants’ Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: August 8, 2018	By:	/s/ A. E. FESTA
A. E. Festa Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Operating Officer (Acting Principal Financial Officer)

Date: August 8, 2018	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Vice President and Controller (Principal Accounting Officer)