Form 10-Q
period 2018-09-30
W R GRACE & CO
filed 2018-11-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $0.01 par value per share	66,989,580 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries (“the Company”) as of September 30, 2018, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017 and the consolidated statements of equity and of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
November 8, 2018

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net sales	$494.9	$429.5	$1,412.1	$1,257.0
Cost of goods sold	292.7	258.2	841.7	765.3
Gross profit	202.2	171.3	570.4	491.7
Selling, general and administrative expenses	75.6	69.3	227.1	204.1
Research and development expenses	15.7	14.0	46.5	41.5
Provision for environmental remediation, net	72.7	6.4	73.3	19.6
Equity in earnings of unconsolidated affiliate	(5.9)	(4.8)	(19.5)	(17.9)
Restructuring and repositioning expenses	8.4	9.3	32.8	17.0
Interest expense and related financing costs	20.4	20.1	59.6	59.7
Other (income) expense, net	(1.3)	(1.7)	2.2	(15.0)
Total costs and expenses	185.6	112.6	422.0	309.0
Income (loss) before income taxes	16.6	58.7	148.4	182.7
(Provision for) benefit from income taxes	(0.7)	(11.6)	(50.5)	(49.2)
Net income (loss)	15.9	47.1	97.9	133.5
Less: Net (income) loss attributable to noncontrolling interests	0.2	0.3	0.6	0.7
Net income (loss) attributable to W. R. Grace & Co. shareholders	$16.1	$47.4	$98.5	$134.2
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.24	$0.70	$1.46	$1.97
Weighted average number of basic shares	67.1	67.9	67.3	68.2
Diluted earnings per share:
Net income (loss)	$0.24	$0.70	$1.46	$1.96
Weighted average number of diluted shares	67.2	68.0	67.4	68.3
Dividends per common share	$0.24	$0.21	$0.72	$0.63

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$15.9	$47.1	$97.9	$133.5
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.3)	(0.3)	(0.7)	(1.0)
Currency translation adjustments	(11.1)	(12.1)	8.6	(21.8)
Gain (loss) from hedging activities	2.1	(0.4)	(1.3)	0.1
Total other comprehensive income (loss)	(9.3)	(12.8)	6.6	(22.7)
Comprehensive income (loss)	6.6	34.3	104.5	110.8
Less: comprehensive (income) loss attributable to noncontrolling interests	0.2	0.3	0.6	0.7
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$6.8	$34.6	$105.1	$111.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$97.9	$133.5
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	76.1	82.6
Equity in earnings of unconsolidated affiliate	(19.5)	(17.9)
Dividends received from unconsolidated affiliate	—	19.0
Costs related to legacy product, environmental and other claims	79.2	25.5
Cash paid for legacy product, environmental and other claims	(18.1)	(50.1)
Provision for (benefit from) income taxes	50.5	49.2
Cash paid for income taxes	(29.3)	(44.1)
Income tax refunds received	0.3	30.2
Loss on early extinguishment of debt	4.8	—
Interest expense and related financing costs	59.6	59.7
Cash paid for interest	(46.3)	(40.1)
Defined benefit pension expense	11.6	11.6
Cash paid under defined benefit pension arrangements	(61.8)	(12.2)
Accounts receivable reserve—Venezuela	—	10.0
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	13.1	20.7
Inventories	(61.2)	(4.5)
Accounts payable	17.6	3.0
All other items, net	59.5	(8.6)
Net cash provided by (used for) operating activities	234.0	267.5
INVESTING ACTIVITIES
Capital expenditures	(161.7)	(85.6)
Business acquired, net of cash acquired	(418.0)	(3.5)
Other investing activities	13.8	(0.1)
Net cash provided by (used for) investing activities	(565.9)	(89.2)
FINANCING ACTIVITIES
Borrowings under credit arrangements	998.9	106.3
Repayments under credit arrangements	(558.5)	(108.9)
Cash paid for debt financing costs	(11.8)	—
Cash paid for repurchases of common stock	(60.1)	(65.0)
Proceeds from exercise of stock options	6.7	14.8
Dividends paid to shareholders	(48.5)	(43.0)
Other financing activities	(3.5)	(3.8)
Net cash provided by (used for) financing activities	323.2	(99.6)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1.5)	7.2
Net increase (decrease) in cash and cash equivalents	(10.2)	85.9
Cash, cash equivalents, and restricted cash, beginning of period	163.5	100.6
Cash, cash equivalents, and restricted cash, end of period	$153.3	$186.5

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$36.8	$20.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$150.7	$152.8
Restricted cash and cash equivalents	2.6	10.7
Trade accounts receivable, less allowance of $11.4 (2017—$11.7)	279.2	285.2
Inventories	319.0	230.9
Other current assets	94.4	49.0
Total Current Assets	845.9	728.6
Properties and equipment, net of accumulated depreciation and amortization of $1,496.4 (2017—$1,463.4)	984.1	799.1
Goodwill	544.4	402.4
Technology and other intangible assets, net	359.4	255.4
Deferred income taxes	543.6	556.5
Investment in unconsolidated affiliate	144.4	125.9
Other assets	91.5	39.1
Total Assets	$3,513.3	$2,907.0
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$22.8	$20.1
Accounts payable	245.1	210.3
Other current liabilities	265.7	217.8
Total Current Liabilities	533.6	448.2
Debt payable after one year	1,963.7	1,523.8
Unfunded defined benefit pension plans	392.3	391.9
Underfunded defined benefit pension plans	63.2	110.5
Other liabilities	280.3	169.3
Total Liabilities	3,233.1	2,643.7
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 67,098,411 (2017—67,780,410)	0.7	0.7
Paid-in capital	477.0	474.8
Retained earnings	625.4	573.1
Treasury stock, at cost: shares: 10,358,216 (2017—9,676,217)	(875.7)	(832.1)
Accumulated other comprehensive income (loss)	46.5	39.9
Total W. R. Grace & Co. Shareholders’ Equity	273.9	256.4
Noncontrolling interests	6.3	6.9
Total Equity	280.2	263.3
Total Liabilities and Equity	$3,513.3	$2,907.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$488.0	$619.3	$(804.9)	$66.4	$3.6	$372.4
Net income (loss)	—	134.2	—	—	(0.7)	133.5
Repurchase of common stock	—	—	(65.0)	—	—	(65.0)
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(2.5)	—	—	—	—	(2.5)
Stock-based compensation	8.2	—	—	—	—	8.2
Exercise of stock options	(18.3)	—	32.7	—	—	14.4
Shares issued	0.7	—	—	—	—	0.7
Dividends Declared	—	(43.2)	—	—	—	(43.2)
Other comprehensive (loss) income	—	—	—	(22.7)	—	(22.7)
Contribution to joint venture	—		—	—	1.2	1.2
Balance, September 30, 2017	$476.1	$710.3	$(837.2)	$43.7	$4.1	$397.0
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	98.5	—	—	(0.6)	97.9
Repurchase of common stock	—	—	(60.1)	—	—	(60.1)
Payments to taxing authorities in consideration of employee tax obligations related to stock-based compensation arrangements	(2.9)	—	—	—	—	(2.9)
Stock-based compensation	14.5	—	—	—	—	14.5
Exercise of stock options	(4.2)	—	10.6	—	—	6.4
Shares issued	(5.2)	—	5.9	—	—	0.7
Dividends declared	—	(48.7)	—	—	—	(48.7)
Other comprehensive (loss) income	—	—	—	6.6	—	6.6
Adjustment to retained earnings for adoption of ASC 606	—	2.5	—	—	—	2.5
Balance, September 30, 2018	$477.7	$625.4	$(875.7)	$46.5	$6.3	$280.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through two reportable segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications; and Grace Materials Technologies, which includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, pharmaceutical, and industrial applications.
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
The results of operations for the nine-month interim period ended September 30, 2018, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2018.
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
Long-Lived Assets    During the 2018 first quarter, Grace, with the assistance of an outside accounting firm, completed a study to evaluate the useful lives of its operating machinery and equipment, including a review of historical asset retirement data as well as review and analysis of relevant industry practices. As a result of this study, effective January 1, 2018, Grace revised the accounting useful lives of certain machinery and equipment, which was determined to be a change in accounting estimate and is being applied prospectively. As a result of this change in accounting estimate, Grace’s depreciation expense with respect to such machinery and equipment was reduced by $7.6 million, resulting in an increase to net income of $5.8 million or $0.09 per diluted share, for the three months ended September 30, 2018. For the nine months ended September 30, 2018, depreciation expense with respect to such machinery and equipment was reduced by $16.5 million, resulting in an increase to net income of $12.7 million or $0.19 per diluted share. Estimated useful lives for operating machinery and equipment, which previously ranged from 3 to 10 years, now range from 5 to 25 years.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Recently Issued Accounting Standards    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. Currently, as a lessee, Grace is a party to a number of leases which, under existing guidance, are classified as operating leases and not recorded on the balance sheet but expensed as incurred. Under the new standard, many of these leases will be recorded on the Consolidated Balance Sheets. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Grace will adopt these standards in the 2019 first quarter under the modified retrospective approach permitted by ASU 2018-11. Grace has begun its implementation of the new standard and expects to recognize material lease assets and lease liabilities on its Consolidated Balance Sheet upon adoption of Topic 842, but does not expect the standard to have a material impact on the Consolidated Statement of Operations.
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
In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220).” This update addresses the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act of 2017 impacting income from continuing operations, even if the initial income tax effects were recognized in other comprehensive income. The update allows entities to reclassify the tax effects that were originally in other comprehensive income from accumulated other comprehensive income to retained earnings. The update requires entities to disclose whether the election was made and a description of the income tax effects. The update can be: (a) applied to the period of adoption, or (b) applied retrospectively to each period in which the Tax Cuts and Jobs Act of 2017 is in effect. Grace expects to apply the update to the period of adoption, which is expected to be the 2018 fourth quarter, and is currently evaluating the effect of the update.
In August 2018, the FASB issued ASU 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20).” This update adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. Grace is required to adopt the amendments in this update on January 1, 2021. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.

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

	Nine Months Ended September 30, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Other investing activities	$(0.9)	$(0.1)	$0.8
Net cash provided by (used for) investing activities	(90.0)	(89.2)	0.8
Cash, cash equivalents, and restricted cash, beginning of period	90.6	100.6	10.0
Cash, cash equivalents, and restricted cash, end of period	175.7	186.5	10.8
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805),” which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term “output” so that the term is consistent with how outputs are described in ASC 606. Grace adopted the update in the 2018 first quarter and applied the new definition of a business to the acquisition closed during the 2018 second quarter.
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
Product Sales Revenue Recognition
In its implementation of ASC 606, Grace assessed its customer arrangements at the operating segment level, and based on the similarity of arrangements, Grace elected to use the portfolio method practical expedient. Based on the promises made to customers in product sales arrangements, Grace determined that it has a performance obligation to manufacture and deliver products to its customers. Grace makes certain other promises in its customer arrangements that are immaterial in the context of the contracts. Revenue is recognized at amounts based on agreed-upon prices in sales contracts and/or purchase orders. Grace offers various incentives to its product sales customers that result in variable consideration, including but not limited to volume discounts, which reward bulk purchases by lowering the price for future purchases, and volume rebates, which encourage customers to purchase volume levels that would reduce their current prices. These incentives are immaterial in the context of the contracts.
For product sales, control is transferred at the point in time at which risk of loss and title have transferred to the customer, which is determined based on shipping terms. Terms of delivery and terms of payment are generally included in customer contracts of sale, order confirmation documents, and invoices. Payment is generally due within 30 to 60 days of invoicing. Grace defers revenue recognition until no other significant Grace performance obligations remain. Grace’s customer arrangements do not contain significant acceptance provisions.
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
The tables below present the effect of the adoption of ASC 606 on Grace’s Consolidated Statements of Operations and Consolidated Balance Sheets.
Consolidated Statements of Operations

	Three months ended September 30, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Net sales	$494.4	$494.9	$0.5
Gross profit	201.7	202.2	0.5
Income (loss) before income taxes	16.1	16.6	0.5
Provision for income taxes	(0.6)	(0.7)	(0.1)
Net income (loss)	15.5	15.9	0.4
Net income (loss) attributable to W. R. Grace & Co. Shareholders	15.7	16.1	0.4

	Nine Months Ended September 30, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Net sales	$1,411.2	$1,412.1	$0.9
Gross profit	569.5	570.4	0.9
Income (loss) before income taxes	147.5	148.4	0.9
Provision for income taxes	(50.3)	(50.5)	(0.2)
Net income (loss)	97.2	97.9	0.7
Net income (loss) attributable to W. R. Grace & Co. Shareholders	97.8	98.5	0.7
Consolidated Balance Sheets

	September 30, 2018
(In millions)	Under ASC 605	As Reported (ASC 606)	Effect of Change
Deferred income taxes	$544.5	$543.6	$(0.9)
Other liabilities	284.4	280.3	(4.1)
Retained earnings	622.2	625.4	3.2

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
Consolidated Statements of Operations

	Three Months Ended September 30, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$256.2	$258.2	$2.0
Gross profit	173.3	171.3	(2.0)
Selling, general and administrative expenses	70.5	70.8	0.3
Research and development expenses	13.3	14.0	0.7
Other (income) expense	(0.2)	(3.2)	(3.0)

	Nine Months Ended September 30, 2017
(In millions)	Previously Reported	Revised	Effect of Change
Cost of goods sold	$761.2	$765.3	$4.1
Gross profit	495.8	491.7	(4.1)
Selling, general and administrative expenses	207.3	208.6	1.3
Research and development expenses	39.4	41.5	2.1
Other (income) expense	(12.0)	(19.5)	(7.5)
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2018, and December 31, 2017:

(In millions)	September 30, 2018	December 31, 2017
Raw materials	$64.3	$48.8
In process	54.8	33.0
Finished products	167.9	124.7
Other	32.0	24.4
Total inventory	$319.0	$230.9

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	September 30, 2018	December 31, 2017
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $9.3	$940.7	$—
5.125% senior notes due 2021, net of unamortized debt issuance costs of $4.6 (2017—$5.8)	695.4	694.2
5.625% senior notes due 2024, net of unamortized debt issuance costs of $3.1 (2017—$3.5)	296.9	296.5
Debt payable to unconsolidated affiliate	48.1	42.4
2014 U.S. dollar term loan, net of unamortized debt issuance costs and discounts (2017—$4.3)	—	404.1
2014 Euro term loan, net of unamortized debt issuance costs and discounts (2017—$1.0)	—	94.0
Other borrowings(1)	5.4	12.7
Total debt	1,986.5	1,543.9
Less debt payable within one year	22.8	20.1
Debt payable after one year	$1,963.7	$1,523.8
Weighted average interest rates on total debt	3.8%	4.7%
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

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

Grace used a portion of the proceeds to repay in full the borrowings outstanding under its 2014 credit agreement, which was terminated, as well as to make a voluntary $50.0 million accelerated contribution to its U.S. qualified pension plans. In connection with the repayment of debt, Grace recorded a $4.8 million loss on early extinguishment of debt. As of September 30, 2018, the available credit under the revolving credit facility was reduced to $364.5 million by outstanding letters of credit.
See Note 4 for a discussion of the fair value of Grace’s debt.
The principal maturities of debt outstanding at September 30, 2018, were as follows:

(In millions)
2018	$9.0
2019	19.6
2020	18.4
2021	712.3
2022	16.0
Thereafter	1,211.2
Total debt	$1,986.5
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
At September 30, 2018, the carrying amounts and fair values of Grace’s debt were as follows:

	September 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan(1)	$940.7	$939.5	$—	$—
5.125% senior notes due 2021(2)	695.4	715.9	694.2	728.7
5.625% senior notes due 2024(2)	296.9	311.7	296.5	321.3
U.S. dollar term loan(3)	—	—	404.1	409.7
Euro term loan(3)	—	—	94.0	93.7
Other borrowings	53.5	53.5	55.1	55.1
Total debt	$1,986.5	$2,020.6	$1,543.9	$1,608.5
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized debt issuance costs and discounts of $9.3 million as of September 30, 2018.

(2)
Carrying amounts are net of unamortized debt issuance costs of $4.6 million and $3.1 million as of September 30, 2018, and $5.8 million and $3.5 million as of December 31, 2017, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

(3)
Carrying amounts are net of unamortized debt issuance costs and discounts of $4.3 million and $1.0 million as of December 31, 2017, related to the U.S. dollar term loan and euro term loan, respectively.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At September 30, 2018, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts outstanding as of September 30, 2018, were $115.3 million.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017:

	Fair Value Measurements at September 30, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.3	$—	$3.3	$—
Interest rate derivatives	1.0	—	1.0	—
Variable-to-fixed cross-currency derivatives	17.4	—	17.4	—
Total Assets	$21.7	$—	$21.7	$—
Liabilities
Currency derivatives	$22.8	$—	$22.8	$—
Total Liabilities	$22.8	$—	$22.8	$—

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.1	$—	$3.1	$—
Total Assets	$3.1	$—	$3.1	$—
Liabilities
Interest rate derivatives	$1.8	$—	$1.8	$—
Currency derivatives	23.8	—	23.8	—
Total Liabilities	$25.6	$—	$25.6	$—
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017:

September 30, 2018 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$3.1	Other current liabilities	$—
Variable-to-fixed cross-currency swaps	Other current assets	15.1	Other current liabilities	—
Currency contracts	Other assets	—	Other liabilities	21.5
Interest rate contracts	Other assets	1.0	Other liabilities	—
Variable-to-fixed cross-currency swaps	Other assets	2.3	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.2	Other current liabilities	1.3
Total derivatives		$21.7		$22.8

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

December 31, 2017 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.7	Other current liabilities	$1.4
Interest rate contracts	Other current assets	—	Other current liabilities	1.3
Currency contracts	Other assets	—	Other liabilities	22.2
Interest rate contracts	Other assets	—	Other liabilities	0.5
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.4	Other current liabilities	0.2
Total derivatives		$3.1		$25.6
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.8	Interest expense	$0.1
Currency contracts(1)	(0.6)	Other expense	(0.6)
Variable-to-fixed cross-currency swaps	3.3	Interest expense	3.3
Variable-to-fixed cross-currency swaps	(4.1)	Other expense	(6.1)
Total derivatives	$(0.6)		$(3.3)
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $0.7 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Nine Months Ended September 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$2.8	Interest expense	$—
Currency contracts(1)	2.5	Other expense	2.9
Variable-to-fixed cross-currency swaps	6.4	Interest expense	6.4
Variable-to-fixed cross-currency swaps	17.3	Other expense	23.2
Total derivatives	$29.0		$32.5
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $1.1 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

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

	Three Months Ended September 30,
	2018		2017
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(20.4)	$1.3	$(20.1)	$1.7
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$0.1	$—	$(0.7)	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	3.3	(6.1)	—	—
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	(0.6)	—	0.1
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.6	—	—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Nine Months Ended September 30,
	2018		2017
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(59.6)	$(2.2)	$(59.7)	$15.0
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$—	$—	$(2.4)	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	6.4	23.2	—	—
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	2.9	—	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	2.3	—	—
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.7 million and $1.4 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency-denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. At September 30, 2018, €16.9 million of Grace’s deferred intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries. In April 2018, in connection with the Credit Agreement, Grace de-designated and repaid its euro-denominated term loan principal that had been designated as a hedge of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and nine months ended September 30, 2018 and 2017. There were no reclassifications of net investment hedges out of OCI and into earnings for the periods presented in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(2.9)	$(7.3)	$(0.9)	$(20.5)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$—	$(3.1)	$(4.4)	$(10.3)
Foreign currency denominated deferred intercompany royalties	(0.2)	(1.7)	—	(6.1)
	$(0.2)	$(4.8)	$(4.4)	$(16.4)

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
5. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.
The provision for income taxes for the nine months ended September 30, 2018 and 2017, was $50.5 million and $49.2 million, respectively. The 2018 provision includes a $15.4 million tax charge for Global Intangible Low Taxed Income (“GILTI”), as well as other permanent items, offset by a $17.9 million benefit from the change in the federal tax rate under the Act, the effect of lower pretax income in 2018, and discrete tax benefits recorded in the 2018 third quarter that primarily related to a research and development tax credit study for prior years.
The provision for income taxes for the three months ended September 30, 2018 and 2017, was $0.7 million and $11.6 million, respectively. The decrease was primarily due to a $12.0 million benefit from the change in the federal tax rate, the effect of lower pretax income, and the discrete tax benefits noted above, partially offset by a $3.4 million GILTI tax charge and other permanent items.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, Grace recorded the provisional income tax effects of the Act. Additional detailed analyses are needed in order to complete the accounting for certain income tax aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter during which the analysis is completed, which is expected to be during the 2018 fourth quarter. In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the Act. Grace has not completed its analysis in order to make a policy decision on accounting for GILTI.
No material adjustments have been recorded to Grace’s provisional SAB 118 tax expense as of September 30, 2018. Further detailed analyses are needed in order to complete the accounting for certain income tax aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the 2018 fourth quarter.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Postretirement Benefit Plans

Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	September 30, 2018	December 31, 2017
Overfunded defined benefit pension plans	$4.7	$—
Underfunded defined benefit pension plans	(63.2)	(110.5)
Unfunded defined benefit pension plans	(392.3)	(391.9)
Total underfunded and unfunded defined benefit pension plans	(455.5)	(502.4)
Pension liabilities included in other current liabilities	(14.9)	(15.0)
Net funded status	$(465.7)	$(517.4)
Underfunded plans include a group of advance-funded plans that are underfunded on a projected benefit obligation (“PBO”) basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following tables present the components of net periodic benefit cost (income).

	Three Months Ended September 30,
	2018		2017
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.9	$2.3	$4.3	$2.2
Interest cost	10.3	1.3	10.5	1.1
Expected return on plan assets	(14.5)	(0.3)	(14.4)	(0.2)
Amortization of prior service credit	(0.2)	—	(0.1)	—
Net periodic benefit cost (income)	$0.5	$3.3	$0.3	$3.1

	Nine Months Ended September 30,
	2018		2017
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$14.6	$7.2	$12.9	$6.2
Interest cost	30.9	3.8	31.5	3.2
Expected return on plan assets	(43.6)	(0.8)	(43.2)	(0.6)
Amortization of prior service credit	(0.5)	—	(0.3)	—
Net periodic benefit cost (income)	$1.4	$10.2	$0.9	$8.8
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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three and nine months ended September 30, 2018, was $3.3 million and $9.4 million compared with $2.8 million and $8.5 million for the corresponding prior-year periods.

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
7. Other Balance Sheet Accounts

(In millions)	September 30, 2018	December 31, 2017
Other Current Liabilities
Accrued compensation	$59.4	$60.7
Deferred revenue	43.9	19.5
Accrued interest	26.5	16.5
Income taxes payable	24.2	12.2
Environmental contingencies	20.1	23.5
Pension liabilities	14.9	15.0
Other accrued liabilities	76.7	70.4
	$265.7	$217.8
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	September 30, 2018	December 31, 2017
Other Liabilities
Environmental contingencies	$108.4	$46.8
Liability to unconsolidated affiliate	74.7	32.7
Fair value of currency and interest rate contracts	21.5	22.7
Deferred revenue	18.7	14.9
Deferred income taxes	12.4	8.2
Asset retirement obligation	9.1	10.4
Postemployment liability	4.7	5.2
Other noncurrent liabilities	30.8	28.4
	$280.3	$169.3
8. Commitments and Contingent Liabilities
Legacy Liabilities
Over the years, Grace operated numerous types of businesses that are no longer part of its ongoing operations. As Grace divested or otherwise ceased operating these businesses, it retained certain liabilities and obligations, which Grace refers to as legacy liabilities. The legacy liabilities include product, environmental and other liabilities. Although the outcome of each of the matters discussed below cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP.
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
Grace’s environmental liabilities are reassessed regularly and adjusted when circumstances become better defined or response efforts and their costs can be better estimated, typically as a matter moves through the life-cycle of environmental investigation and remediation. These liabilities are evaluated based on currently available information relating to the nature and extent of contamination, risk assessments, feasibility of response actions, and apportionment amongst other potentially responsible parties, all evaluated in light of prior experience.
At September 30, 2018, Grace’s estimated liability for legacy environmental response costs totaled $128.5 million, compared with $70.3 million at December 31, 2017, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.

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
Grace is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the surrounding area, known as Operable Unit 3 (“OU3”). The RI/FS will determine the specific areas within OU3 requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures.
As part of the RI/FS process, Grace contracted an engineering and consulting firm to develop a range of possible remedial alternatives and associated cost estimates for OU3. Based on this work, Grace recorded a pretax charge of $70.0 million in the 2018 third quarter for the estimated costs of remediation of OU3. Grace believes that this amount should provide for a protective remedy meeting the statutory requirements of the Comprehensive Environmental Response, Compensation, and Liability Act.
The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. Grace is working closely with the EPA, and the ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is expected to be issued by the EPA during or after 2020. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. Grace will reevaluate its estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts.
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
Grace’s total estimated liability for response costs that are currently estimable for OU3, and at vermiculite processing sites outside of Libby, at September 30, 2018, and December 31, 2017, was $83.4 million and $25.8 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At September 30, 2018, and December 31, 2017, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $45.1 million and $44.5 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
Other Legacy Liabilities    As part of the process for renewing Grace’s permit for a dam on the Libby mine site, which expires in March 2019, the Montana Department of Natural Resources and Conservation is expected

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

to require Grace to replace the dam spillway, which is deteriorating, with a new spillway. Grace constructed the dam in 1971 to prevent vermiculite ore tailings from moving into nearby creeks and rivers. Based on information provided by third-party consultants, the cost of the new spillway is estimated to be between $40 million and $45 million. Grace expects to record a liability for this project at the time the permit renewal is approved. Grace anticipates that approval of the renewal of such permit will occur in the first quarter of 2019. Construction of the new spillway is expected to take three to four years.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of September 30, 2018, Grace had gross financial assurances issued and outstanding of $147.8 million, composed of $67.8 million of surety bonds issued by various insurance companies and $80.0 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring costs in 2018 primarily related to plant exit costs and sales force reorganization. Restructuring costs in 2017 primarily related to workforce reduction programs in manufacturing, supply chain, finance and IT. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations.
The following table presents restructuring expenses by reportable segment for the three and nine months ended September 30, 2018.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Catalysts Technologies	$2.2	$2.4	$3.7	$2.8
Materials Technologies	0.1	0.2	0.5	0.5
Corporate	0.1	2.7	0.2	6.8
Total restructuring expenses	$2.4	$5.3	$4.4	$10.1
These costs are not included in segment operating income. Substantially all costs related to the restructuring programs are expected to be paid by September 30, 2019.
The following table presents components of the change in the restructuring liability from December 31, 2017, to September 30, 2018.

(In millions)
Balance, December 31, 2017	$6.7
Accruals for severance and other costs	4.4
Payments	(8.0)
Balance, September 30, 2018	$3.1
Repositioning Expenses    Repositioning expenses primarily include third-party costs related to transformative productivity programs. Pretax repositioning expenses for the three and nine months ended September 30, 2018, were $6.0 million and $28.4 million, respectively, compared with $4.0 million and $6.9 million, respectively, for the corresponding prior-year periods.
Expenses incurred in 2018 primarily related to the 2018 second quarter write-off of $8.5 million of prior plant engineering costs as a result of terminating an expansion project no longer necessary due to the polyolefin catalysts acquisition (see Note 16), and $11.7 million for a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position, of which $3.6 million was recorded in the 2018 third quarter. Excluding asset write-offs, substantially all of these expenses have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Defined benefit pension (income) expense other than service cost	$(3.5)	$(3.1)	(10.3)	(7.5)
Third-party acquisition-related costs	0.5	0.4	7.2	0.4
Loss on early extinguishment of debt	—	—	4.8	—
Currency transaction effects	0.3	1.8	(2.8)	3.8
Chapter 11 expenses, net	1.2	0.4	2.2	1.9
Net (gain) loss on sales of investments and disposals of assets	0.8	0.7	2.1	1.5
Business interruption insurance recovery	—	(11.9)	—	(25.0)
Accounts receivable reserve—Venezuela	—	10.0	—	10.0
Other miscellaneous (income) expense	(0.6)	—	(1.0)	(0.1)
Total other (income) expense, net	$(1.3)	$(1.7)	$2.2	$(15.0)

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net (Continued)

In January 2017, a Catalysts Technologies customer experienced an explosion and fire resulting in an extended outage. Grace received $25.0 million in payments from its third-party insurer during the first three quarters of 2017, under its business interruption insurance policy for lost profits as a result of the outage. The policy has a $25 million limit per event.
During the 2017 third quarter, Grace recorded a $10.0 million charge to fully reserve for a trade receivable from a Venezuela-based customer related to increased economic uncertainty and the recent political unrest and sanctions.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.4)	$0.1	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.3)	—	(0.3)
Currency translation adjustments	(11.7)	0.6	(11.1)
Gain (loss) from hedging activities	2.7	(0.6)	2.1
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(9.3)	$—	$(9.3)

Nine Months Ended September 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.2)	$0.3	$(0.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Benefit plans, net	(0.9)	0.2	(0.7)
Currency translation adjustments	8.5	0.1	8.6
Gain (loss) from hedging activities	(3.5)	2.2	(1.3)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$4.1	$2.5	$6.6

Three Months Ended September 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.2	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.5)	0.2	(0.3)
Currency translation adjustments	(3.6)	(8.5)	(12.1)
Gain (loss) from hedging activities	0.7	(1.1)	(0.4)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(3.4)	$(9.4)	$(12.8)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.8)	$0.6	$(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Benefit plans, net	(1.5)	0.5	(1.0)
Currency translation adjustments	(17.9)	(3.9)	(21.8)
Gain (loss) from hedging activities	1.5	(1.4)	0.1
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(17.9)	$(4.8)	$(22.7)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30, 2018 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.9	$41.6	$(2.6)	$39.9
Other comprehensive income (loss) before reclassifications	—	8.6	21.0	29.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	(22.3)	(23.0)
Net current-period other comprehensive income (loss)	(0.7)	8.6	(1.3)	6.6
Ending balance	$0.2	$50.2	$(3.9)	$46.5

Nine Months Ended September 30, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$2.2	$67.6	$(3.4)	$66.4
Other comprehensive income (loss) before reclassifications	—	(21.8)	(1.6)	(23.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	1.7	0.7
Net current-period other comprehensive income (loss)	(1.0)	(21.8)	0.1	(22.7)
Ending balance	$1.2	$45.8	$(3.3)	$43.7
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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$16.1	$47.4	$98.5	$134.2
Denominators
Weighted average common shares—basic calculation	67.1	67.9	67.3	68.2
Dilutive effect of employee stock options	0.1	0.1	0.1	0.1
Weighted average common shares—diluted calculation	67.2	68.0	67.4	68.3
Basic earnings per share	$0.24	$0.70	$1.46	$1.97
Diluted earnings per share	$0.24	$0.70	1.46	1.96
There were 1.4 million anti-dilutive options outstanding for the three and nine months ended September 30, 2018, compared with 1.6 million and 1.5 million for the corresponding prior-year periods.
On February 5, 2015, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500 million, which it completed on July 10, 2017. On February 8, 2017, the Company announced that its Board of Directors authorized an additional share repurchase program of up to $250 million, expected to be completed over the next 12 to 24 months at the discretion of management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, the strategic deployment of capital, and general market and economic conditions. During the nine months ended September 30, 2018 and 2017, the Company repurchased 865,698 shares and 935,435 shares of Company common stock for $60.1 million and $65.0 million, respectively, pursuant to the terms of the share repurchase programs. As of September 30, 2018, $158.7 million remained under the current authorization.

Notes to Consolidated Financial Statements (Continued)

13. Revenues

Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and nine months ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$71.7	$67.4	$49.6	$16.2	$204.9
Polyolefin and Chemical Catalysts	53.6	61.4	52.2	6.1	173.3
Total	$125.3	$128.8	$101.8	$22.3	$378.2
Materials Technologies:
Coatings	$7.5	$19.0	$9.4	$1.8	$37.7
Consumer/Pharma	9.5	16.2	4.3	4.8	34.8
Chemical process	9.1	19.9	8.0	1.7	38.7
Other	1.5	4.0	—	—	5.5
Total	$27.6	$59.1	$21.7	$8.3	$116.7

Nine Months Ended September 30, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$208.8	$189.7	$141.8	$44.1	$584.4
Polyolefin and Chemical Catalysts	137.4	186.4	135.4	14.8	474.0
Total	$346.2	$376.1	$277.2	$58.9	$1,058.4
Materials Technologies:
Coatings	$22.3	$59.2	$32.6	$6.5	$120.6
Consumer/Pharma	26.1	42.9	14.5	14.2	97.7
Chemical process	26.6	61.6	23.2	6.3	117.7
Other	5.1	12.2	0.3	0.1	17.7
Total	$80.1	$175.9	$70.6	$27.1	$353.7

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Three Months Ended September 30, 2017 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$71.0	$65.5	$54.3	$5.7	$196.5
Polyolefin and Chemical Catalysts	25.7	52.6	39.0	3.7	121.0
Total	$96.7	$118.1	$93.3	$9.4	$317.5
Materials Technologies:
Coatings	$7.0	$16.6	$11.5	$2.1	$37.2
Consumer/Pharma	6.3	12.3	5.2	4.4	28.2
Chemical process	7.3	22.1	9.6	2.0	41.0
Other	1.5	4.1	—	—	5.6
Total(1)	$22.1	$55.1	$26.3	$8.5	$112.0
___________________________________________________________________________________________________________________

(1)	Under the modified retrospective method, prior-period information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605.

Nine Months Ended September 30, 2017 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Catalysts Technologies:
Refining Catalysts	$197.6	$173.5	$146.2	$44.3	$561.6
Polyolefin and Chemical Catalysts	83.7	152.1	122.2	12.2	370.2
Total	$281.3	$325.6	$268.4	$56.5	$931.8
Materials Technologies:
Coatings	$20.1	$51.1	$30.1	$6.1	$107.4
Consumer/Pharma	27.7	34.9	12.6	13.6	88.8
Chemical process	21.7	63.8	23.8	4.6	113.9
Other	4.5	10.4	0.1	0.1	15.1
Total(1)	$74.0	$160.2	$66.6	$24.4	$325.2
___________________________________________________________________________________________________________________

(1)	Under the modified retrospective method, prior-period information has not been adjusted and continues to be reported in accordance with Grace’s historical accounting under ASC 605.
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
The following table presents Grace’s deferred revenue balances as of September 30, 2018, and December 31, 2017:

(In millions)	September 30, 2018	December 31, 2017
Current	$43.9	$19.5
Noncurrent	18.7	14.9
Total	$62.6	$34.4

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

These amounts are included as deferred revenue in “other current liabilities” and “other liabilities” in Grace's Consolidated Balance Sheets. Grace records deferred revenues when cash payments are received or due in advance of performance. The increase in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $14.1 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2017, and the $3.2 million cumulative adjustment recorded to “retained earnings” as part of the adoption of ASC 606.
The noncurrent portion of the technology licensing revenue will be recognized as performance obligations under the technology licensing agreements are satisfied; the noncurrent balance is expected to be recognized over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $113 million as of September 30, 2018, and includes certain amounts reported as deferred revenue above. In accordance with the practical expedient in ASC 606-10-50-14, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2018	8%
2019	30%
2020	21%
Thereafter through 2025	41%
100%
For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
14. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies (“ART”), Grace’s joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), is managed in this segment. (See Note 15.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, pharmaceutical, and industrial applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

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
Reportable Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net Sales
Catalysts Technologies	$378.2	$317.5	$1,058.4	$931.8
Materials Technologies	116.7	112.0	353.7	325.2
Total	$494.9	$429.5	$1,412.1	$1,257.0
Adjusted EBIT
Catalysts Technologies segment operating income	$119.5	$103.6	$325.3	$286.1
Materials Technologies segment operating income	26.6	26.4	80.3	75.4
Corporate costs	(19.7)	(18.5)	(56.1)	(52.9)
Certain pension costs	(3.8)	(3.4)	(11.6)	(9.7)
Total	$122.6	$108.1	$337.9	$298.9
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and nine months ended September 30, 2018 and 2017, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Grace Adjusted EBIT	$122.6	$108.1	$337.9	$298.9
Costs related to legacy product, environmental and other claims	(74.9)	(8.5)	(79.2)	(25.5)
Restructuring and repositioning expenses	(8.4)	(9.3)	(32.8)	(17.0)
Third-party acquisition-related costs	(0.5)	(0.4)	(7.2)	(0.4)
Amortization of acquired inventory fair value adjustment	(2.3)	—	(6.9)	—
Loss on early extinguishment of debt	—	—	(4.8)	—
Income and expense items related to divested businesses	0.3	(0.3)	0.4	(1.3)
Accounts receivable reserve—Venezuela	—	(10.0)	—	(10.0)
Pension MTM adjustment and other related costs, net	—	—	—	(1.9)
Gain (loss) on sale of product line	—	(0.4)	—	(0.4)
Interest expense, net	(20.0)	(20.2)	(58.4)	(59.0)
Net income (loss) attributable to noncontrolling interests	(0.2)	(0.3)	(0.6)	(0.7)
Income (loss) before income taxes	$16.6	$58.7	$148.4	$182.7
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net Sales
United States	$140.1	$106.7	$390.6	$319.3
Canada	12.8	12.1	35.7	36.0
Total North America	152.9	118.8	426.3	355.3
Europe Middle East Africa	187.9	173.2	552.0	485.8
Asia Pacific	123.5	119.6	347.8	335.0
Latin America	30.6	17.9	86.0	80.9
Total	$494.9	$429.5	$1,412.1	$1,257.0
15. Unconsolidated Affiliate
Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $144.4 million and $125.9 million as of September 30, 2018, and December 31, 2017, respectively, and the amount included in “equity in earnings of unconsolidated affiliate” in the accompanying Consolidated Statements of Operations totaled $5.9 million and $19.5 million for the three and nine months ended September 30, 2018, compared with $4.8 million and $17.9 million for the corresponding prior-year periods. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.

Notes to Consolidated Financial Statements (Continued)

15. Unconsolidated Affiliate (Continued)

The following summary presents ART’s assets, liabilities and results of operations.

(In millions)	September 30, 2018	December 31, 2017
Summary Balance Sheet information:
Current assets	$308.0	$239.8
Noncurrent assets	137.9	91.5
Total assets	$445.9	$331.3

Current liabilities	$160.1	$82.4
Noncurrent liabilities	0.3	0.3
Total liabilities	$160.4	$82.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Summary Statement of Operations information:
Net sales	$120.2	$113.5	$308.4	$321.4
Costs and expenses applicable to net sales	105.0	100.1	259.7	273.7
Income before income taxes	12.5	10.4	40.7	37.2
Net income	11.8	9.6	39.5	35.8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Product manufactured for ART	$58.7	$54.5	$169.1	$159.0
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.1	1.1	3.3	3.1
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	10.5	10.4	31.6	31.2

Notes to Consolidated Financial Statements (Continued)

15. Unconsolidated Affiliate (Continued)

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	September 30, 2018	December 31, 2017
Accounts receivable	$15.1	$20.1
Noncurrent asset	74.7	32.7
Accounts payable	31.2	22.3
Debt payable within one year	8.6	8.6
Debt payable after one year	39.5	33.8
Noncurrent liability	74.7	32.7
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2019. No amounts were outstanding at September 30, 2018, and December 31, 2017.
16. Acquisitions
On April 3, 2018, using cash on hand and borrowings under the Credit Agreement, Grace acquired the assets of the polyolefin catalysts business of Albemarle Corporation. Grace acquired the business for $418.0 million, net of cash acquired and including customary post-closing adjustments. The business is included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition is complementary to Grace's existing specialty catalysts business and strengthens Grace's commercial relationships, catalysts technology portfolio, and manufacturing network.
The acquisition purchase price has been preliminarily allocated to the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair values at the acquisition date in accordance with ASC 805 “Business Combinations.” The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. The full $143.5 million of goodwill generated from the acquisition will be deductible for U.S. income tax purposes. Grace is continuing to analyze the acquisition. Adjustments to the allocation, if applicable, will be recorded in the period in which they are identified. During the three months ended September 30, 2018, Grace recorded adjustments related to deferred taxes and working capital.
The Consolidated Statements of Operations for the three and nine months ended September 30, 2018, includes approximately $30 million and $58 million, respectively, of sales attributable to this acquisition. Disclosure of earnings attributable to this acquisition is not practicable due to the integration of operations into Grace’s existing business.

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions (Continued)

The table below presents the preliminary allocation of the acquisition purchase price.

(In millions)
Accounts receivable	$13.9
Inventories	28.9
Other current assets	0.6
Properties and equipment	119.8
Goodwill	143.5
Intangible assets	118.5
Other assets	0.5
Liabilities assumed	(7.7)
Net assets acquired, net of cash acquired	$418.0
The table below presents the intangible assets acquired as part of the acquisition of the assets of Albemarle’s polyolefin catalysts business and the periods over which they will be amortized.

	Amount (In millions)	Weighted Average Amortization Period (in years)
Customer Lists	$102.7	20.0
Technology	11.5	15.0
Trademarks	4.3	15.0
Total	$118.5	19.1
The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the nine months ended September 30, 2018, are as follows:

(In millions)	Catalysts Technologies	Materials Technologies	Total Grace
Balance, December 31, 2017	$357.7	$44.7	$402.4
Goodwill acquired during the year	143.5	—	143.5
Foreign currency translation	(1.5)	—	(1.5)
Balance, September 30, 2018	$499.7	$44.7	$544.4

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2018, as the “third quarter” and the quarter ended September 30, 2017, as the “prior-year quarter,” the quarter ended March 31, 2018, as the “2018 first quarter,” the quarter ended June 30, 2018, as the “2018 second quarter,” the nine months ended September 30, 2018, as the “nine months,” and the nine months ended September 30, 2017, as the “prior-year period.” See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to “emerging regions” refer to emerging and developing regions as defined by the International Monetary Fund.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales increased 15.2% to $494.9 million.

•	Net income attributable to Grace decreased 66.0% to $16.1 million, including a pretax charge of $70.0 million for the estimated costs to remediate our former vermiculite mine site

•	Adjusted EBIT increased 13.4% to $122.6 million.

•	Diluted earnings per share decreased 65.7% to $0.24 per diluted share.

•	Adjusted EPS increased 23.3% to $1.11 per diluted share.
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

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in coatings, consumer, pharmaceutical, and industrial applications, as follows:

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
Global Scope
We operate our business on a global scale with approximately 75% of our annual 2017 sales and 72% of our nine months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

certain other items that are not representative of underlying trends; certain discrete tax items; and income tax expense related to historical tax attributes.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales:
Catalysts Technologies	$378.2	$317.5	19.1%	$1,058.4	$931.8	13.6%
Materials Technologies	116.7	112.0	4.2%	353.7	325.2	8.8%
Total Grace net sales	$494.9	$429.5	15.2%	$1,412.1	$1,257.0	12.3%
Net sales by region:
North America	$152.9	$118.8	28.7%	$426.3	$355.3	20.0%
Europe Middle East Africa	187.9	173.2	8.5%	552.0	485.8	13.6%
Asia Pacific	123.5	119.6	3.3%	347.8	335.0	3.8%
Latin America	30.6	17.9	70.9%	86.0	80.9	6.3%
Total net sales by region	$494.9	$429.5	15.2%	$1,412.1	$1,257.0	12.3%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$119.5	$103.6	15.3%	$325.3	$286.1	13.7%
Materials Technologies segment operating income	26.6	26.4	0.8%	80.3	75.4	6.5%
Corporate costs	(19.7)	(18.5)	(6.5)%	(56.1)	(52.9)	(6.0)%
Certain pension costs(B)	(3.8)	(3.4)	(11.8)%	(11.6)	(9.7)	(19.6)%
Adjusted EBIT	122.6	108.1	13.4%	337.9	298.9	13.0%
Costs related to legacy product, environmental and other claims	(74.9)	(8.5)		(79.2)	(25.5)
Restructuring and repositioning expenses	(8.4)	(9.3)		(32.8)	(17.0)
Third-party acquisition-related costs	(0.5)	(0.4)		(7.2)	(0.4)
Amortization of acquired inventory fair value adjustment	(2.3)	—		(6.9)	—
Loss on early extinguishment of debt	—	—		(4.8)	—
Income and expense items related to divested businesses	0.3	(0.3)		0.4	(1.3)
Accounts receivable reserve—Venezuela	—	(10.0)		—	(10.0)
Pension MTM adjustment and other related costs, net	—	—		—	(1.9)
Gain (loss) on sale of product line	—	(0.4)		—	(0.4)
Interest expense, net	(20.0)	(20.2)	1.0%	(58.4)	(59.0)	1.0%
(Provision for) benefit from income taxes	(0.7)	(11.6)	94.0%	(50.5)	(49.2)	(2.6)%
Income (loss) attributable to W. R. Grace & Co. shareholders	$16.1	$47.4	(66.0)%	$98.5	$134.2	(26.6)%
Diluted EPS	$0.24	$0.70	(65.7)%	$1.46	$1.96	(25.5)%
Adjusted EPS	$1.11	$0.90	23.3%	$3.00	$2.42	24.0%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	43.4%	41.4%	2.0 pts	42.8%	40.4%	2.4 pts
Materials Technologies	37.6%	38.4%	(0.8) pts	38.0%	38.3%	(0.3) pts
Adjusted Gross Margin	42.0%	40.6%	1.4 pts	41.6%	39.8%	1.8 pts
Amortization of acquired inventory fair value adjustment	(0.5)%	—%	(0.5) pts	(0.5)%	—%	(0.5) pts
Pension costs in cost of goods sold	(0.6)%	(0.2)%	(0.4) pts	(0.7)%	(0.3)%	(0.4) pts
Total Grace	40.9%	40.4%	0.5 pts	40.4%	39.5%	0.9 pts
Adjusted EBIT:
Catalysts Technologies	$119.5	$103.6	15.3%	$325.3	$286.1	13.7%
Materials Technologies	26.6	26.4	0.8%	80.3	75.4	6.5%
Corporate, pension, and other	(23.5)	(21.9)	(7.3)%	(67.7)	(62.6)	(8.1)%
Total Grace	122.6	108.1	13.4%	337.9	298.9	13.0%
Depreciation and amortization:
Catalysts Technologies	$20.7	$22.2	(6.8)%	$61.4	$64.6	(5.0)%
Materials Technologies	3.6	5.0	(28.0)%	12.0	14.5	(17.2)%
Corporate	0.9	1.2	(25.0)%	2.7	3.5	(22.9)%
Total Grace	25.2	28.4	(11.3)%	76.1	82.6	(7.9)%
Adjusted EBITDA:
Catalysts Technologies	$140.2	$125.8	11.4%	$386.7	$350.7	10.3%
Materials Technologies	30.2	31.4	(3.8)%	92.3	89.9	2.7%
Corporate, pension, and other	(22.6)	(20.7)	(9.2)%	(65.0)	(59.1)	(10.0)%
Total Grace	147.8	136.5	8.3%	414.0	381.5	8.5%
Adjusted EBIT margin:
Catalysts Technologies	31.6%	32.6%	(1.0) pts	30.7%	30.7%	0.0 pts
Materials Technologies	22.8%	23.6%	(0.8) pts	22.7%	23.2%	(0.5) pts
Total Grace	24.8%	25.2%	(0.4) pts	23.9%	23.8%	0.1 pts
Adjusted EBITDA margin:
Catalysts Technologies	37.1%	39.6%	(2.5) pts	36.5%	37.6%	(1.1) pts
Materials Technologies	25.9%	28.0%	(2.1) pts	26.1%	27.6%	(1.5) pts
Total Grace	29.9%	31.8%	(1.9) pts	29.3%	30.4%	(1.1) pts

Analysis of Operations (In millions)	Four Quarters Ended September 30,
	2018	2017
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$453.0	$417.8
Invested Capital:
Trade accounts receivable	279.2	253.1
Inventories	319.0	239.5
Accounts payable	(245.1)	(195.2)
	353.1	297.4
Other current assets (excluding income taxes)	78.7	31.1
Properties and equipment, net	984.1	762.8
Goodwill	544.4	401.7
Technology and other intangible assets, net	359.4	259.2
Investment in unconsolidated affiliate	144.4	118.0
Other assets (excluding capitalized financing fees)	88.5	32.9
Other current liabilities (excluding income taxes, legacy environmental matters, accrued interest, and restructuring)	(191.4)	(129.8)
Other liabilities (excluding income taxes and legacy environmental matters)	(158.8)	(118.7)
Total invested capital	$2,202.4	$1,654.6
Adjusted EBIT Return On Invested Capital	20.6%	25.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $494.9 million and $1,412.1 million for the third quarter and nine months, respectively, compared with $429.5 million and $1,257.0 million for the corresponding prior-year periods. Gross margin was 40.9% and 40.4% for the third quarter and nine months, respectively, compared with 40.4% and 39.5% for the corresponding prior-year periods. Adjusted Gross Margin was 42.0% and 41.6% for the third quarter and nine months, respectively, compared with 40.6% and 39.8% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended September 30, 2018 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	18.4%	1.2%	(0.5)%	19.1%
Materials Technologies	3.7%	1.9%	(1.4)%	4.2%
Net sales	14.5%	1.4%	(0.7)%	15.2%
By Region:
North America	28.0%	0.7%	—%	28.7%
Europe Middle East Africa	6.5%	3.1%	(1.1)%	8.5%
Asia Pacific	4.0%	(0.7)%	—%	3.3%
Latin America	74.9%	3.3%	(7.3)%	70.9%
Sales for the third quarter increased 15.2%, up 15.9% on constant currency, compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were driven by the polyolefin catalysts acquisition and growth in the existing businesses, primarily in Latin America and North America. Sales volumes in Materials Technologies were up driven by growth in North America and Europe, partially offset by a decline in Asia. Improved pricing impacted both segments, partially offset by unfavorable currency translation.
Gross margin increased 50 basis points to 40.9% for the third quarter. Adjusted Gross Margin increased 140 basis points to 42.0% for the third quarter. The increases were primarily due to lower depreciation expense, higher sales volumes, product and regional mix, the polyolefin catalysts acquisition, and improved pricing, partially offset by higher manufacturing costs driven by raw materials and energy costs. Gross margin also was unfavorably impacted by higher pension service costs included in cost of goods sold and by the amortization of the step-up to fair value of acquired inventory.

	Nine Months Ended September 30, 2018 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	10.6%	1.5%	1.5%	13.6%
Materials Technologies	4.0%	1.4%	3.4%	8.8%
Net sales	8.8%	1.5%	2.0%	12.3%
By Region:
North America	18.8%	1.2%	—%	20.0%
Europe Middle East Africa	5.4%	3.0%	5.2%	13.6%
Asia Pacific	2.9%	0.5%	0.4%	3.8%
Latin America	10.6%	(2.0)%	(2.3)%	6.3%
Sales for the nine months increased 12.3%, up 10.3% on constant currency, compared with the prior-year period. Higher sales volumes in Catalysts Technologies were driven by the polyolefin catalysts acquisition and growth in the existing businesses. Higher sales volumes in Materials Technologies were driven by growth across all regions. Favorable currency translation and improved pricing impacted both segments.
Gross margin increased 90 basis points to 40.4% for the nine months from 39.5% for the prior-year period. Adjusted Gross Margin increased 180 basis points to 41.6% for the nine months from 39.8% for the prior-year period. The increases were primarily due to regional and product mix, lower depreciation expense, improved pricing, and higher sales volumes, partially offset by higher manufacturing costs driven by raw materials and energy costs. Gross margin also was unfavorably impacted by higher pension service costs included in cost of goods sold and by the amortization of the step-up to fair value of acquired inventory.
During the 2018 first quarter, we completed a study to evaluate the useful lives of our operating machinery and equipment, including a review of historical asset retirement data as well as review and analysis of relevant industry practices. As a result of this study, effective January 1, 2018, we revised the useful lives of certain machinery and equipment. The change was determined to be a change in accounting estimate and is being applied prospectively. As a result of this change in accounting estimate, our depreciation expense with respect to such machinery and equipment was reduced by $7.6 million, resulting in an increase to net income of $5.8 million or $0.09 per diluted share, for the three months ended September 30, 2018. For the nine months ended September 30, 2018, depreciation expense with respect to such machinery and equipment was reduced by $16.5 million, resulting in an increase to net income of $12.7 million or $0.19 per diluted share. Depreciation expense with respect to such machinery and equipment is expected to decrease by approximately $23 million for the year ended December 31, 2018. Estimated useful lives for operating machinery and equipment, which previously ranged from 3 to 10 years, now range from 5 to 25 years.

Grace Net Income

Net income attributable to Grace was $16.1 million for the third quarter, a decrease of 66.0% compared with $47.4 million for the prior-year quarter. Net income attributable to Grace was $98.5 million for the nine months, a decrease of 26.6% compared with $134.2 million for the prior-year period. The decreases were primarily due to the $70.0 million charge for the estimated costs of future remediation activities at the Libby, Montana, mine site (see Note 8 to the Consolidated Financial Statements), higher repositioning expenses, and the second-quarter loss on early extinguishment of debt, partially offset by higher segment operating income.
Adjusted EBIT

Adjusted EBIT was $122.6 million for the third quarter, an increase of 13.4% compared with the prior-year quarter. The increase was primarily due to higher sales volumes including the polyolefin catalysts acquisition, higher gross margin, and higher income from our ART joint venture, partially offset by business interruption insurance recoveries in the prior-year quarter that did not repeat in 2018 and higher operating expenses, including costs related to operating the acquired business, in the 2018 third quarter.
Adjusted EBIT was $337.9 million for the nine months, an increase of 13.0% compared with the prior-year period. The increase was primarily due to higher sales volumes including the polyolefin catalysts acquisition, higher gross margin, favorable currency translation, and higher income from our ART joint venture, partially offset by business interruption insurance recoveries in the prior-year period that did not repeat in 2018 and higher operating expenses, including costs related to operating the acquired business, in the 2018 nine months.

Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended September 30,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$0.24				$0.70
Costs related to legacy product, environmental and other claims	$74.9	$17.5	$57.4	0.85	$8.5	$3.0	$5.5	0.08
Restructuring and repositioning expenses	8.4	2.7	5.7	0.08	9.3	2.7	6.6	0.10
Amortization of acquired inventory fair value adjustment	2.3	0.5	1.8	0.03	—	—	—	—
Third-party acquisition-related costs	0.5	0.1	0.4	0.01	0.4	0.1	0.3	—
Income and expense items related to divested businesses	(0.3)	(0.1)	(0.2)	—	0.3	0.1	0.2	—
Accounts receivable reserve—Venezuela	—	—	—	—	10.0	3.5	6.5	0.10
Gain (loss) on sale of product line	—	—	—	—	0.4	0.1	0.3	—
Income tax expense related to historical tax attributes(1)		(1.9)	1.9	0.03		—	—	—
Discrete tax items		8.9	(8.9)	(0.13)		5.3	(5.3)	(0.08)
Adjusted EPS				$1.11				$0.90

	Nine Months Ended September 30,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$1.46				$1.96
Costs related to legacy product, environmental and other claims	$79.2	$18.5	$60.7	0.90	$25.5	$9.4	$16.1	0.24
Restructuring and repositioning expenses	32.8	7.5	25.3	0.38	17.0	6.0	11.0	0.16
Third-party acquisition-related costs	7.2	1.7	5.5	0.08	0.4	0.1	0.3	—
Amortization of acquired inventory fair value adjustment	6.9	1.6	5.3	0.08	—	—	—	—
Loss on early extinguishment of debt	4.8	1.1	3.7	0.05	—	—	—	—
Income and expense items related to divested businesses	(0.4)	(0.1)	(0.3)	—	1.3	0.5	0.8	0.01
Accounts receivable reserve—Venezuela	—	—	—	—	10.0	3.5	6.5	0.10
Pension MTM adjustment and other related costs, net	—	—	—	—	1.9	0.7	1.2	0.02
Gain (loss) on sale of product line	—	—	—	—	0.4	0.1	0.3	—
Income tax expense related to historical tax attributes(1)		(11.3)	11.3	0.17		—	—	—
Discrete tax items		7.8	(7.8)	(0.12)		4.9	(4.9)	(0.07)
Adjusted EPS				$3.00				$2.42
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

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the third quarter decreased to 20.6% on a trailing four quarters basis compared with 25.3% on the same basis as of September 30, 2017, due to the polyolefin catalysts acquisition. The acquisition, which was completed on April 3, 2018, increased invested capital at that date, while Adjusted EBIT includes only two quarters of income from the acquired business.
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
Net Sales—Grace Catalysts Technologies

Sales were $378.2 million for the third quarter, an increase of 19.1%, or 19.6% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+18.4%) and improved pricing (+1.2%). Higher sales were driven by the polyolefin catalysts acquisition, growth in the existing businesses primarily in Latin America and North America due to higher demand, and improved pricing, partially offset by unfavorable currency translation as the U.S. dollar strengthened against multiple currencies, especially the euro.
Sales were $1,058.4 million for the nine months, an increase of 13.6%, 12.1% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+10.6%) and improved pricing (+1.5%). Higher sales volumes were driven by the polyolefin catalysts acquisition, higher licensing revenues, and growth in the existing businesses in North America due to higher demand, partially offset by lower sales volumes in China. The remainder of the increase in sales in Catalysts Technologies was driven by improved pricing, primarily in EMEA and North America, and favorable currency translation as the U.S. dollar weakened against multiple currencies, especially the euro, compared with the prior-year period.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $164.1 million for the third quarter, an increase of 25.0% compared with the prior-year quarter. Gross margin of 43.4% increased 200 basis points from 41.4% for the prior-year quarter. The increase in gross margin was primarily due to higher sales volumes including the polyolefin catalysts acquisition, lower depreciation expense, product and regional mix, and improved pricing, partially offset by higher manufacturing costs including a 210 basis point impact related to higher raw materials and energy costs.
Operating income was $119.5 million for the third quarter, an increase of 15.3% compared with the prior-year quarter, primarily due to higher gross margin and higher income from our ART joint venture. The increase was partially offset by the absence of business interruption insurance recoveries that were included in the prior-year quarter and higher operating expenses. The ART joint venture contributed $5.9 million to operating income, an increase of $1.1 million compared with the prior-year quarter. Operating margin for the third quarter was 31.6%, a decrease of 100 basis points compared with the prior-year quarter.
Gross profit was $453.4 million for the nine months, an increase of 20.5% compared with the prior-year period. Gross margin of 42.8% increased 240 basis points compared with 40.4% for the prior-year period. The increase in gross margin was primarily due to higher sales volumes including the polyolefin catalysts acquisition, product and regional mix, lower depreciation expense, and improved pricing, partially offset by a 180 basis point impact related to higher raw materials and energy costs.
Operating income was $325.3 million for the nine months, an increase of 13.7% compared with the prior-year period, primarily due to higher gross margin, favorable currency translation, and higher income from the ART joint venture. The increase was partially offset by the absence of business interruption insurance recoveries that were included in the prior-year quarter and higher operating expenses. The ART joint venture contributed $19.5 million to operating income, an increase of $1.6 million compared with the prior-year period. Operating margin for the nine months was 30.7%, flat compared with the prior-year period.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $116.7 million for the third quarter, an increase of 4.2%, or 5.6% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+3.7%) and improved pricing (+1.9%). The increase in sales volumes was primarily driven by higher consumer/pharma and coatings sales in Europe and higher consumer/pharma and chemical process sales in North America, partially offset by lower sales in Asia and Europe. Pricing improved across all regions. The increase in sales volumes was partially offset by unfavorable currency translation as the U.S. dollar strengthened against multiple currencies, especially the euro.

Sales were $353.7 million for the nine months, an increase of 8.8%, or 5.4% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+4.0%) and improved pricing (+1.4%). The increase in sales volumes was primarily driven by higher chemical process and coatings sales in North America and higher sales across all products in Latin America. The remainder of the increase was driven by pricing improvements across all regions and favorable currency translation as the U.S. dollar weakened against multiple currencies, especially the euro, compared with the prior-year period.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $43.9 million for the third quarter, an increase of 2.1% compared with the prior-year quarter. Gross margin of 37.6% decreased 80 basis points compared with 38.4% for the prior-year quarter. The decrease in gross margin was primarily due to higher manufacturing costs including approximately 160 basis points related to previously announced plant turnarounds and 130 basis points related to higher raw materials and energy costs, partially offset by lower depreciation expense, improved pricing, and favorable product and regional mix.
Operating income was $26.6 million for the third quarter, an increase of 0.8% compared with the prior-year quarter, primarily due to profitability from improved pricing, higher sales volumes, and lower depreciation expense, which more than offset the impact of lower gross margin. Operating margin for the third quarter was 22.8%, a decrease of 80 basis points compared with the prior-year quarter.
Gross profit was $134.3 million for the nine months, an increase of 8.0% compared with the prior-year period. Gross margin of 38.0% decreased 30 basis points compared with the prior-year period. The decrease in gross margin was primarily due to higher manufacturing costs including a 110 basis point impact related to higher raw materials and energy costs, partially offset by favorable product and regional mix, improved pricing, and lower depreciation expense.
Operating income was $80.3 million for the nine months, an increase of 6.5% compared with the prior-year period as profitability from favorable product and regional mix, improved pricing, higher sales volumes, and favorable currency translation more than offset the impact of lower gross margin. Operating margin for the nine months was 22.7%, a decrease of 50 basis points compared with the prior-year period.

Corporate Costs

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the third quarter were $19.7 million, an increase of $1.2 million from the prior-year quarter. Corporate costs for the nine months were $56.1 million, an increase of $3.2 million compared with the prior-year period. The increases were primarily due to higher incentive compensation expense.
Restructuring and Repositioning Expenses
During the third quarter and nine months, we incurred $2.4 million and $4.4 million, respectively, of restructuring expenses primarily related to plant exit costs and sales force reorganization, compared with $5.3 million and $10.1 million, respectively, in the corresponding prior-year periods, which was related to workforce reduction programs in manufacturing, supply chain, finance and IT. Excluding non-cash 2018 plant exit costs of $2.1 million, substantially all costs related to the restructuring programs are expected to be paid by September 30, 2019.
Pretax repositioning expenses for the third quarter and nine months were $6.0 million and $28.4 million, respectively, compared with $4.0 million and $6.9 million, respectively, in the corresponding prior-year periods. Expenses incurred in 2018 primarily related to the second quarter write-off of $8.5 million of prior engineering costs as a result of terminating an expansion project no longer necessary due to the polyolefin catalysts acquisition, and $11.7 million for a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position, of which $3.6 million was recorded in the third quarter. Excluding asset write-offs, substantially all of these expenses have been or are expected to be settled in cash.
The following table presents the major components of restructuring and repositioning expenses recorded in 2018.

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Write-off of plant equipment and engineering costs	$1.9	$11.0
Third-party costs of manufacturing and business transformation programs	3.6	11.7
Employee severance	1.1	4.8
Other	1.8	5.3
Total restructuring and repositioning expenses	$8.4	$32.8
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $3.8 million and $11.6 million, respectively, compared with $3.4 million and $9.7 million, respectively, for the corresponding prior-year periods. The increases were primarily due to a decrease in discount rates.

Interest and Financing Expenses
Net interest and financing expenses were $20.0 million for the third quarter, a decrease of 1.0% compared with the prior-year quarter, and $58.4 million for the nine months, a decrease of 1.0% compared with the prior-year period. During the 2018 second quarter, we incurred a loss on early extinguishment of debt of $4.8 million related to the repayment of our U.S. dollar and euro term loans. See Note 3 to the Consolidated Financial Statements.
Income Taxes
The provision for income taxes for the nine months ended September 30, 2018 and 2017, was $50.5 million and $49.2 million, respectively. The 2018 provision includes a $15.4 million GILTI tax charge recorded under the Act as well as other permanent items, offset by a $17.9 million benefit from the federal tax rate change under the Act, the effect of lower pretax income in 2018, and discrete tax benefits recorded in the 2018 third quarter that primarily related to a research and development tax credit study for prior years.
See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2018.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through repurchase of shares and dividends.
On February 8, 2017, we announced that the Board of Directors had authorized a new share repurchase program of up to $250 million. Under this program, during the nine months we repurchased 865,698 shares of Company common stock for $60.1 million. As of September 30, 2018, $158.7 million remained under the current authorization.
We paid cash dividends of $48.5 million during the nine months. On February 8, 2018, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.96 per share of Company common stock, effective with the dividend paid March 22, 2018.
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
Cash Resources and Available Credit Facilities
At September 30, 2018, we had available liquidity of $551.6 million, consisting of $150.7 million in cash and cash equivalents ($54.6 million in the U.S.), $364.5 million available under our revolving credit facility, and $36.4 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of September 30, 2018:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$22.9	$18.8	Various through 2023
Other countries	28.4	17.6	Various through 2023, as well as open-ended
Total	$51.3	$36.4
Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by (used for) operating activities	$234.0	$267.5
Net cash provided by (used for) investing activities	(565.9)	(89.2)
Net cash provided by (used for) financing activities	323.2	(99.6)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1.5)	7.2
Net increase (decrease) in cash and cash equivalents	(10.2)	85.9
Cash, cash equivalents, and restricted cash, beginning of period	163.5	100.6
Cash, cash equivalents, and restricted cash, end of period	$153.3	$186.5
Net cash provided by operating activities for the nine months was $234.0 million compared with $267.5 million for the prior-year period. The year-over-year change in cash flow was primarily due to a $50.0 million accelerated contribution to the U.S. defined benefit pension plans and cash used to build inventory, as well as lower net cash paid for income taxes and the dividend received from ART, both in the prior-year period. These were partially offset by the $30.0 million payment to fund the PD Trust in the prior year, and the timing of advance payments from customers in 2018.
Net cash used for investing activities for the nine months was $565.9 million compared with $89.2 million for the prior-year period. The year-over-year change in cash flow was primarily due to the purchase of the polyolefin catalysts business of Albemarle Corporation for $418.0 million, as well as capital spending of $161.7 million during the nine months compared with $85.6 million in the prior-year period.
Net cash provided by financing activities for the nine months was $323.2 million compared with a use of cash of $99.6 million in the prior-year period. The year-over-year change in cash flow was primarily due to the borrowings under the 2018 credit agreement, offset by the repayment of the outstanding 2014 U.S. dollar and euro term loans.
Included in net cash provided by (used for) operating activities are legacy product, environmental and other claims paid of $18.1 million and $50.1 million; repositioning expenses paid of $16.6 million and $6.3 million; and restructuring expenses paid of $8.0 million and $10.9 million; and cash paid for third-party acquisition-related costs of $9.2 million and $0.1 million for the nine months and prior-year period, respectively; and accelerated defined benefit pension plan contributions of $50.0 million for the nine months. These cash flows totaled $101.9 million and $67.4 million for the nine months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2018, was $1,986.5 million. The Credit Agreement we entered into on April 3, 2018, provides for new senior secured credit facilities, consisting of a $950 million term loan due in 2025 and a $400 million revolving credit facility due in 2023. In connection with the Credit Agreement, our previous U.S. dollar and euro term loans were repaid in full. As part of the financing, we reduced our exposure to rising interest rates; currently 85% of our long-term debt is fixed-rate.

See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
U.S. advance-funded plans	$—	$0.3	$50.0	$0.3
U.S. pay-as-you-go plans	1.6	2.1	5.1	5.8
Non-U.S. advance-funded plans	0.3	0.2	0.8	0.7
Non-U.S. pay-as-you-go plans	2.0	1.8	5.9	5.4
Total Cash Contributions	$3.9	$4.4	$61.8	$12.2
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $6.7 million and $6.1 million to these plans during the nine months and the prior-year period.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We experienced raw materials cost inflation during the 2017 second half and through the 2018 nine months, and expect to see continued inflation in the 2018 fourth quarter. We try to minimize these impacts through effective control of operating expenses, productivity improvements, and hedging purchases of certain raw materials, as well as price increases on our products.
Critical Accounting Estimates
See the “Critical Accounting Estimates” heading in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017, for a discussion of our critical accounting estimates, incorporated by reference into Item 7 thereof.
We disclosed in Note 10 to our Form 10-K for the year ended December 31, 2017, that we would adjust our reserves for the Libby mine and surrounding area, known as Operable Unit 3 (“OU3”), when meaningful new information became available. In the third quarter, we recorded a pretax charge of $70.0 million for the estimated costs of remediation of OU3. The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed, and it is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. We are working closely with the EPA, and the ultimate remedy will be determined by the EPA after the remedial investigation and feasibility study (“RI/FS”) is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is expected to be issued by the EPA during or after 2020. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. It is possible that maintenance and monitoring activities may extend beyond this timeframe, which are not currently estimable. We will reevaluate our estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Depending on the remedial alternatives that the EPA selects in the ROD, as well as the extent and timing of maintenance and monitoring activities, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts.

See Note 8 to the Consolidated Financial Statements for further discussion of our vermiculite-related environmental matters.
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2018, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Acting Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Acting Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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
The following table presents information regarding the repurchase of Company common stock by or on behalf of Grace or any “affiliated purchaser” of Grace during the three months ended September 30, 2018:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2018 - 7/31/2018	99,341	73.87	99,341	161.8
8/1/2018 - 8/31/2018	28,329	70.99	28,329	159.8
9/1/2018 - 9/30/2018	14,587	71.48	14,587	158.7
Total	142,257	73.05	142,257

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

W. R. GRACE & CO. (Registrant)

Date: November 8, 2018	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)

Date: November 8, 2018	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Vice President and Controller (Principal Accounting Officer)