Form 10-Q
period 2019-03-31
W R GRACE & CO
filed 2019-05-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-13953
W R GRACE & CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0773649 (I.R.S. Employer Identification No.)
7500 Grace Drive, Columbia, Maryland 21044-4098
(Address of principal executive offices) (Zip Code)
(410) 531-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	GRA	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $0.01 par value per share	66,914,212	shares

_______________________________________________________________________________
Unless the context indicates otherwise, in this Report, the terms the “Company,” “Grace,” “we,” “us,” or “our” mean (i) W. R. Grace & Co. itself, or (ii) W. R. Grace & Co. and/or one or more of its consolidated subsidiaries and affiliates and, in certain cases, their respective predecessors. Unless otherwise indicated, the contents of websites mentioned in this Report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this Report are trademarks, service marks or trade names of operating units of W. R. Grace & Co. or its subsidiaries and/or affiliates.
The Financial Accounting Standards Board is referred to in this Report as the “FASB.” The FASB issues, among other things, Accounting Standards Codifications (which are referred to herein as “ASC”) and Accounting Standards Updates (which are referred to herein as “ASU”). The U.S. Internal Revenue Service is referred to in this Report as the “IRS.” FINANCIAL ACCOUNTING STANDARDS BOARD® and FASB ACCOUNTING STANDARDS CODIFICATION® are trademarks, registered in the United States and other countries, of Financial Accounting Foundation. IRS® is a trademark, registered in the United States and/or other countries, of Internal Revenue Service, Department of the Treasury.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review by Independent Registered Public Accounting Firm
With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has applied limited procedures in accordance with professional auditing standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim consolidated financial statements. Accordingly, the degree of reliance on their report on the unaudited interim consolidated financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of W. R. Grace & Co.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries (the “Company”) as of March 31, 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 8, 2019

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Net sales	$469.5	$431.5
Cost of goods sold	280.9	262.0
Gross profit	188.6	169.5
Selling, general and administrative expenses	73.2	68.4
Research and development expenses	17.0	14.7
Costs related to legacy matters	46.9	2.0
Equity in earnings of unconsolidated affiliate	(4.1)	(5.4)
Restructuring and repositioning expenses	2.3	5.6
Interest expense and related financing costs	20.0	19.3
Other (income) expense, net	(2.2)	(3.3)
Total costs and expenses	153.1	101.3
Income (loss) before income taxes	35.5	68.2
(Provision for) benefit from income taxes	(10.9)	(24.8)
Net income (loss)	24.6	43.4
Less: Net (income) loss attributable to noncontrolling interests	0.1	0.2
Net income (loss) attributable to W. R. Grace & Co. shareholders	$24.7	$43.6
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.37	$0.64
Weighted average number of basic shares	66.8	67.6
Diluted earnings per share:
Net income (loss)	$0.37	$0.64
Weighted average number of diluted shares	66.9	67.7
Dividends per common share	$0.27	$0.24

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income (loss)	$24.6	$43.4
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.1)	(0.2)
Currency translation adjustments	11.7	(18.2)
Gain (loss) from hedging activities	(3.0)	1.8
Total other comprehensive income (loss)	8.6	(16.6)
Comprehensive income (loss)	33.2	26.8
Less: comprehensive (income) loss attributable to noncontrolling interests	0.1	0.2
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$33.3	$27.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$24.6	$43.4
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	24.9	25.0
Equity in earnings of unconsolidated affiliate	(4.1)	(5.4)
Costs related to legacy matters	46.9	2.0
Cash paid for legacy matters	(3.2)	(6.3)
Provision for (benefit from) income taxes	10.9	24.8
Cash paid for income taxes	(10.9)	(8.9)
Income tax refunds received	0.8	—
Interest expense and related financing costs	20.0	19.3
Cash paid for interest	(6.5)	(5.3)
Defined benefit pension expense	4.8	3.8
Cash paid under defined benefit pension arrangements	(4.0)	(3.7)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	26.6	20.1
Inventories	(35.5)	(23.0)
Accounts payable	3.5	10.5
All other items, net	(27.8)	(7.3)
Net cash provided by (used for) operating activities	71.0	89.0
INVESTING ACTIVITIES
Cash paid for capital expenditures	(38.2)	(50.1)
Other investing activities, net	(7.9)	1.6
Net cash provided by (used for) investing activities	(46.1)	(48.5)
FINANCING ACTIVITIES
Borrowings under credit arrangements	2.2	8.6
Repayments under credit arrangements	(5.7)	(11.7)
Cash paid for repurchases of common stock	(4.8)	(35.0)
Proceeds from exercise of stock options	9.2	0.8
Dividends paid to shareholders	(18.4)	(16.2)
Other financing activities, net	(4.3)	(1.6)
Net cash provided by (used for) financing activities	(21.8)	(55.1)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	2.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	2.8	(12.2)
Cash, cash equivalents, and restricted cash, beginning of period	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$203.8	$151.3

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$44.3	$29.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$203.4	$200.5
Restricted cash and cash equivalents	0.4	0.5
Trade accounts receivable, less allowance of $11.7 (2018—$11.6)	257.8	288.5
Inventories	316.2	281.1
Other current assets	202.8	86.7
Total Current Assets	980.6	857.3
Properties and equipment, net of accumulated depreciation and amortization of $1,495.1 (2018—$1,482.8)	1,043.7	1,011.7
Goodwill	540.3	540.4
Technology and other intangible assets, net	351.1	356.5
Deferred income taxes	525.6	529.4
Investment in unconsolidated affiliate	159.5	156.1
Other assets	45.6	113.9
Total Assets	$3,646.4	$3,565.3
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$22.5	$22.3
Accounts payable	257.5	248.6
Other current liabilities	356.0	243.5
Total Current Liabilities	636.0	514.4
Debt payable after one year	1,961.6	1,961.0
Unfunded defined benefit pension plans	362.9	366.0
Underfunded defined benefit pension plans	67.6	67.1
Other liabilities	264.5	319.8
Total Liabilities	3,292.6	3,228.3
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,915,399 (2018—66,792,968)	0.7	0.7
Paid-in capital	469.1	481.1
Retained earnings	683.3	676.7
Treasury stock, at cost: shares: 10,541,234 (2018—10,663,659)	(881.8)	(895.5)
Accumulated other comprehensive income (loss)	76.5	67.9
Total W. R. Grace & Co. Shareholders’ Equity	347.8	330.9
Noncontrolling interests	6.0	6.1
Total Equity	353.8	337.0
Total Liabilities and Equity	$3,646.4	$3,565.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$481.8	$676.7	$(895.5)	$67.9	$6.1	$337.0
Net income (loss)	—	24.7	—	—	(0.1)	24.6
Repurchase of common stock	—	—	(4.8)	—	—	(4.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.3)	—	—	—	—	(4.3)
Stock-based compensation	1.9	—	—	—	—	1.9
Exercise of stock options	(2.2)	—	11.4	—	—	9.2
Shares issued	(7.4)	—	7.1	—	—	(0.3)
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	8.6	—	8.6
Balance, March 31, 2019	$469.8	$683.3	$(881.8)	$76.5	$6.0	$353.8

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	43.6	—	—	(0.2)	43.4
Repurchase of common stock	—	—	(35.0)	—	—	(35.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(0.4)	—	1.2	—	—	0.8
Shares issued	(1.3)	—	1.3	—	—	—
Dividends declared	—	(16.2)	—	—	—	(16.2)
Other comprehensive (loss) income	—	—	—	(16.6)	—	(16.6)
Effect of adopting ASC 606	—	3.2	—	—	—	3.2
Balance, March 31, 2018	$476.8	$603.7	$(864.6)	$23.3	$6.7	$245.9

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
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2018 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2019, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2019.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•	Realization values of net deferred tax assets and the effective tax rate, which depend on projections of future taxable income;

•	Pension and postretirement liabilities, which depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 6);

•	Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows; and

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation, environmental remediation, and other legacy liabilities (see Note 8).

Reclassifications    Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Recently Issued Accounting Standards    In August 2018, the FASB issued ASU 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20).” This update revises disclosure requirements related to defined benefit pension and other postretirement plans. Grace is required to adopt the amendments in this update on January 1, 2021. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.
Recently Adopted Accounting Standards    In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This update permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. Grace currently carries debt and derivatives that rely on the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. LIBOR is expected to be phased out as a benchmark rate by the end of 2021. Grace expects its debt and

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

financial instruments to continue to use LIBOR until the rate is no longer available. To the extent LIBOR ceases to exist, Grace may need to renegotiate any credit agreements and/or derivative contracts that utilize LIBOR as a factor in determining the interest rate. Grace adopted this update in the 2019 first quarter, and it had no effect on Grace’s Consolidated Financial Statements.
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including payments to be made in optional periods where they are reasonably certain to occur. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
Grace adopted these standards in the 2019 first quarter under the modified retrospective approach permitted by ASU 2018-11. Under this approach, the cumulative effect of the adoption of the standard is recorded at the effective date, with no changes to prior periods. The adoption did not result in an impact to retained earnings. Grace elected to utilize the package of transition practical expedients provided by the standard, which among other things, permit Grace not to reassess expired or existing contracts and leases. Additionally, Grace elected to use the practical expedient provided in ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” which permits Grace to elect not to evaluate under Topic 842 existing or expired land easements not previously accounted for as leases. Prior to the adoption of Topic 842, Grace typically had not evaluated easements for lease accounting.
Grace has elected not to recognize in the Consolidated Balance Sheets short-term leases, which are those with an initial term of 12 months or less. Grace has also elected not to separate lease and nonlease components. These elections apply to all asset classes.
Adoption of the standard resulted in the recognition of operating lease right-of-use assets, net of accumulated amortization, of $29.4 million and operating lease liabilities of $30.0 million as of March 31, 2019.

(in millions)	Amount	Balance Sheet Location
Operating lease right of use asset	$29.4	Other assets
Operating lease liability—current	8.7	Other current liabilities
Operating lease liability—noncurrent	21.3	Other liabilities

Grace leases certain real estate, office space, vehicles, railcars, and office equipment. For leases with an initial term of 12 months or less, Grace recognizes lease expense on a straight-line basis over the lease term. Finance lease costs and sublease income are not material.
Many of Grace’s leases contain renewal options, which are exercisable at Grace’s discretion and may be included in lease terms when they are reasonably certain to be exercised. Grace’s lease agreements do not contain material restrictive covenants or material residual value guarantees.
Where available, Grace uses the interest rate implicit in the lease to calculate the estimated present value of lease payment obligations. Where such a rate is not available, Grace uses an incremental borrowing rate based on credit-adjusted and term-specific discount rates, using a third-party yield curve.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

The following table presents Grace’s costs and cash flow information related to operating leases.

(In millions)	Three Months Ended March 31, 2019
Operating lease cost	$3.0
Short-term and variable lease cost	3.4
Total lease cost	$6.4

Cash payments related to operating leases	$3.0
Right-of-use assets obtained in exchange for new operating lease liabilities	3.6
The following table presents the weighted average discount rate and weighted average remaining lease term related to Grace’s operating leases.

March 31, 2019
Weighted average discount rate	6.8%
Weighted average remaining lease term	7.4 years

The table below presents the maturities of operating lease liabilities at March 31, 2019.

(In millions)
2019	$8.0
2020	8.3
2021	5.4
2022	3.7
2023	2.2
Thereafter	11.2
Total undiscounted lease payments	38.8
Less: imputed interest	8.8
Present value of lease liabilities	$30.0

2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2019, and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$66.7	$56.3
In process	53.6	49.1
Finished products	163.3	144.5
Other	32.6	31.2
Total inventory	$316.2	$281.1

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	March 31, 2019	December 31, 2018
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $8.4 (2018—$8.7)	$936.8	$938.9
5.125% senior notes due 2021, net of unamortized debt issuance costs of $3.8 (2018—$4.2)	696.2	695.8
5.625% senior notes due 2024, net of unamortized debt issuance costs of $2.8 (2018—$3.0)	297.2	297.0
Debt payable to unconsolidated affiliate	47.7	48.1
Other borrowings(1)	6.2	3.5
Total debt	1,984.1	1,983.3
Less debt payable within one year	22.5	22.3
Debt payable after one year	$1,961.6	$1,961.0
Weighted average interest rates on total debt	3.9%	3.9%

___________________________________________________________________________________________________________________
(1)    Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of March 31, 2019, the available credit under this facility was reduced to $369.1 million by outstanding letters of credit.
The principal maturities of debt outstanding at March 31, 2019, were as follows:

(In millions)
2019	$17.5
2020	19.5
2021	714.3
2022	17.3
2023	16.3
Thereafter	1,199.2
Total debt	$1,984.1

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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At March 31, 2019, and December 31, 2018, the carrying amounts and fair values of Grace’s debt were as follows:

	3/31/2019		12/31/2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan(1)	$936.8	$925.1	$938.9	$914.8
5.125% senior notes due 2021(2)	696.2	718.2	695.8	697.5
5.625% senior notes due 2024(2)	297.2	315.8	297.0	301.8
Other borrowings	53.9	53.9	51.6	51.6
Total debt	$1,984.1	$2,013.0	$1,983.3	$1,965.7
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized debt issuance costs and discounts of $8.4 million and $8.7 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs of $3.8 million and $2.8 million as of March 31, 2019, and $4.2 million and $3.0 million as of December 31, 2018, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

At March 31, 2019, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
Grace also enters into foreign currency forward contracts and swaps to hedge a portion of its net outstanding monetary assets and liabilities. These forward contracts and swaps are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in their fair value are recorded in “other (income) expense, net,” in the Consolidated Statements of Operations. These forward contracts and swaps are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of March 31, 2019, were $188.7 million.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

In April 2018, in connection with the 2018 U.S. dollar term loan, Grace entered into cross-currency swaps beginning on April 3, 2018, and maturing on March 31, 2023, to synthetically convert $600.0 million of U.S. dollar-denominated floating rate debt into €490.1 million of euro-denominated debt fixed at 2.0231%. These cross-currency swaps were de-designated and terminated on November 5, 2018, and replaced with new, at-market cross-currency swaps beginning on November 5, 2018, and maturing on March 31, 2023, to synthetically convert $600.0 million of U.S. dollar-denominated floating rate debt into €525.9 million of euro-denominated debt fixed at 1.785%. The valuation of these cross-currency swaps is determined using an income approach, using LIBOR and EURIBOR (Euro Interbank Offered Rate) swap curves, currency basis spreads, and euro/U.S. dollar exchange rates.
Debt and Interest Rate Swap Agreements    Grace uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The effective portion of gains and losses on these interest rate cash flow hedges is recorded in “accumulated other comprehensive income (loss)” and reclassified into “interest expense and related financing costs” during the hedged period.
In connection with its emergence financing, Grace entered into interest rate swaps beginning on February 3, 2015, and maturing on February 3, 2020, fixing the LIBOR component of the interest on $250.0 million of Grace’s term debt at a rate of 2.393%. These interest rate swaps were de-designated and terminated in April 2018 in connection with Grace’s entry into a new credit agreement.
In connection with the 2018 U.S. dollar term loan, Grace entered into new interest rate swaps beginning on April 3, 2018, and maturing on March 31, 2023, fixing the LIBOR component of the interest on $100.0 million of term debt at 2.775%. The valuation of these interest rate swaps is determined using an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Credit risk is also incorporated into derivative valuations.
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018:

	Fair Value Measurements at March 31, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$5.5	$—	$5.5	$—
Variable-to-fixed cross-currency swaps	0.8	—	0.8	—
Total Assets	$6.3	$—	$6.3	$—
Liabilities
Currency derivatives	$4.3	$—	$4.3	$—
Interest rate derivatives	1.9	—	1.9	—
Total Liabilities	$6.2	$—	$6.2	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.7	$—	$3.7	$—
Total Assets	$3.7	$—	$3.7	$—
Liabilities
Currency derivatives	$10.5	$—	$10.5	$—
Interest rate derivatives	0.8	—	0.8	—
Variable-to-fixed cross-currency swaps	3.6	—	3.6	—
Total Liabilities	$14.9	$—	$14.9	$—

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018:

March 31, 2019 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.7	Other current assets	$(3.1)
Interest rate contracts	Other current assets	—	Other current liabilities	0.3
Variable-to-fixed cross-currency swaps	Other current assets	14.6	Other current liabilities	—
Currency contracts	Other assets	2.6	Other liabilities	7.4
Interest rate contracts	Other assets	—	Other liabilities	1.6
Variable-to-fixed cross-currency swaps	Other liabilities	(13.8)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.5	Other current liabilities	—
Currency contracts	Other current liabilities	(0.3)	Other liabilities	—
Total derivatives		$6.3		$6.2

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

December 31, 2018 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.4	Other current assets	$(2.9)
Interest rate contracts	Other current assets	—	Other current liabilities	0.1
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current assets	(15.4)
Currency contracts	Other assets	1.3	Other liabilities	12.9
Interest rate contracts	Other assets	—	Other liabilities	0.7
Variable-to-fixed cross-currency swaps	Other assets	—	Other liabilities	19.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.1)
Currency contracts	Other current assets	—	Other current liabilities	0.6
Total derivatives		$3.7		$14.9

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.1)	Interest expense	$—
Currency contracts(1)	1.6	Other expense	1.3
Variable-to-fixed cross-currency swaps	0.1	Interest expense	3.6
Variable-to-fixed cross-currency swaps	8.4	Other expense	8.4
Total derivatives	$9.0		$13.3

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.1)
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $0.0 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Three Months Ended March 31, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.5	Interest expense	$(0.2)
Currency contracts(1)	(6.6)	Other expense	(6.1)
Total derivatives	$(5.1)		$(6.3)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.4)

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

	Three Months Ended March 31,
	2019		2018
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(20.0)	$2.2	$(19.3)	$3.3
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$—	$—	$(0.2)	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	3.6	8.4	—	—
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	1.3	—	(6.1)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.7	—	0.9

Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.8 million for the three months ended March 31, 2019. At March 31, 2019, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace also uses foreign currency-denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. At March 31, 2019, €5.6 million of Grace’s deferred

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

intercompany royalties was designated as a hedging instrument of its net investment in its European subsidiaries. In April 2018, in connection with the Credit Agreement, Grace de-designated and repaid its euro-denominated term loan principal that had been designated as a hedge of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three months ended March 31, 2019 and 2018. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended March 31,
(In millions)	2019	2018
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swaps	$3.8	$(11.3)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$—	$(4.4)
Foreign currency denominated deferred intercompany royalties	0.1	(1.7)
	$0.1	$(6.1)
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
5. Income Taxes
Grace’s effective tax rates for the three months ended March 31, 2019 and 2018, were 30.7% and 36.4%, respectively. For both periods, Grace’s effective tax rate was higher than the U.S. federal statutory rate primarily due to the effect of taxes in foreign jurisdictions. Additionally, the 2018 provision for income taxes includes a Global Intangible Low-Taxed Income (“GILTI”) charge on income earned by certain foreign subsidiaries of $5.9 million. The effect of the GILTI charge on the 2019 provision for income taxes is immaterial because Grace forecasts U.S. federal taxable income and expects to significantly utilize its remaining U.S. net operating losses in 2019. This would allow Grace to benefit from the GILTI deduction in 2019, while it could not in 2018 because it had insufficient U.S. federal taxable income.
As of March 31, 2019, Grace has $301.2 million in federal tax credit carryforwards before unrecognized tax benefits.
Based on the status of examinations in our significant taxing jurisdictions, Grace expects that the amount of the liability for unrecognized tax benefits could decrease by approximately $3 million to $5 million in the 2019 second quarter.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans

Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	March 31, 2019	December 31, 2018
Overfunded defined benefit pension plans	$5.9	$5.7
Underfunded defined benefit pension plans	(67.6)	(67.1)
Unfunded defined benefit pension plans	(362.9)	(366.0)
Total underfunded and unfunded defined benefit pension plans	(430.5)	(433.1)
Pension liabilities included in other current liabilities	(14.6)	(14.7)
Net funded status	$(439.2)	$(442.1)

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following table presents the components of net periodic benefit cost (income).

	Three Months Ended March 31,
	2019		2018
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$3.9	$2.2	$4.8	$2.4
Interest cost	9.6	1.3	10.3	1.3
Expected return on plan assets	(12.0)	(0.2)	(14.5)	(0.3)
Amortization of prior service credit	(0.2)	—	(0.2)	—
Net periodic benefit cost (income)	$1.3	$3.3	$0.4	$3.4

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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three months ended March 31, 2019, was $3.3 million compared with $2.8 million for the prior-year quarter.
The U.S. salaried pension plan is closed to new entrants after January 1, 2017. U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, will participate in enhanced defined contribution plans instead of defined benefit pension plans.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	March 31, 2019	December 31, 2018
Other Current Assets
Plant under construction—unconsolidated affiliate (see Note 15)	$114.5	$—
Non-trade accounts receivable	31.4	37.9
Fair value of currency, interest rate, and commodity contracts (see Note 4)	21.2	21.4
Income taxes receivable	19.4	10.1
Other current assets	16.3	17.3
	$202.8	$86.7

(In millions)	March 31, 2019	December 31, 2018
Other Current Liabilities
Liability to unconsolidated affiliate for plant under construction (see Note 15)	$114.5	$—
Deferred revenue (see Note 13)	41.4	40.6
Accrued compensation	34.9	62.4
Accrued interest (see Note 3)	26.4	13.3
Environmental contingencies (see Note 8)	20.8	19.5
Income taxes payable (see Note 5)	18.0	11.3
Pension liabilities (see Note 6)	14.6	14.7
Operating lease liabilities (see Note 1)	8.7	—
Liability for dam spillway replacement (see Note 8)	4.2	—
Other accrued liabilities	72.5	81.7
	$356.0	$243.5

Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	March 31, 2019	December 31, 2018
Other Liabilities
Environmental contingencies (see Note 8)	$102.6	$106.9
Liability for dam spillway replacement (see Note 8)	40.8	—
Deferred revenue (see Note 13)	24.4	29.2
Fair value of currency and interest rate contracts (see Note 4)	22.8	32.6
Operating lease liabilities (see Note 1)	21.3	—
Deferred income taxes	10.8	10.9
Asset retirement obligation	8.9	8.8
Postemployment liability	4.6	4.7
Liability to unconsolidated affiliate for plant under construction (see Note 15)	—	98.8
Other noncurrent liabilities	28.3	27.9
	$264.5	$319.8

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities

Legacy Matters
Over the years, Grace operated numerous types of businesses that are no longer part of its ongoing operations. As Grace divested or otherwise ceased operating these businesses, it retained certain liabilities and obligations, which Grace refers to as legacy liabilities. These liabilities include product, environmental and other liabilities. Although the outcome of each of the matters discussed below cannot be predicted with certainty, Grace has assessed its risk and has recorded estimated liabilities as required under U.S. GAAP.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Legacy Environmental Liabilities    Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to its manufacturing operations. Grace has procedures in place to minimize such contingencies; nevertheless, it has liabilities associated with past operations and additional claims may arise in the future, which may be material. To address its legacy liabilities, Grace accrues for anticipated costs of response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.
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
At March 31, 2019, Grace’s estimated liability for legacy environmental response costs totaled $123.4 million, compared with $126.4 million at December 31, 2018, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos.
Grace is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state, and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the surrounding area, known as Operable Unit 3 (“OU3”). The RI/FS will determine the specific areas within OU3 requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures.
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
The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. Grace is working closely with the EPA, and the ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is expected to be issued by the EPA during 2021. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. Grace will reevaluate its estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

additional investigations in the future at other sites that processed Libby vermiculite, but Grace does not believe, based on its knowledge of prior and current operations and site conditions, that liability for remediation at such other sites is probable.
Grace’s total estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at March 31, 2019, and December 31, 2018, was $80.7 million and $81.7 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At March 31, 2019, and December 31, 2018, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $42.7 million and $44.7 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
Other Legacy Liabilities    On April 3, 2019, the Montana Department of Natural Resources and Conservation issued a five-year operating permit for a dam at the Libby mine site. Grace constructed the dam in 1971 to prevent vermiculite ore tailings from moving into nearby creeks and rivers. The permit requires Grace to complete construction of a new spillway before the permit is further renewed in five years. Grace contracted a third-party engineering and consulting firm to develop a range of cost estimates for the project. Based on this work, Grace recorded a pre-tax charge of $45.0 million in the first quarter of 2019 for the estimated costs of the project. These costs are preliminary and may vary significantly as the project progresses. It is reasonably possible that the ultimate costs of this project could range between $25 million and $80 million. Construction of the new spillway is expected to take three to four years.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of March 31, 2019, Grace

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

had gross financial assurances issued and outstanding of $146.1 million, composed of $68.7 million of surety bonds issued by various insurance companies and $77.4 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring costs in 2019 primarily related to severance costs pertaining to sales force reorganization. Restructuring costs in 2018 primarily related to plant exit costs and severance costs pertaining to sales force reorganization. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring expenses by reportable segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In millions)	2019	2018
Catalysts Technologies	$0.2	$0.4
Materials Technologies	1.0	0.4
Corporate	(0.1)	0.2
Total restructuring expenses	$1.1	$1.0

The following table presents components of the change in the restructuring liability from December 31, 2018, to March 31, 2019.

(In millions)
Balance, December 31, 2018	$10.7
Accruals for severance and other costs	1.1
Payments	(3.0)
Balance, March 31, 2019	$8.8

Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three months ended March 31, 2019, were $1.2 million compared with $4.6 million for the prior-year quarter. These expenses primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position. Substantially all of these expenses have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Defined benefit pension (income) expense other than service cost	$(1.5)	$(3.4)
Third-party acquisition-related costs	0.3	0.9
Currency transaction effects	(0.2)	(0.9)
Net (gain) loss on sales of investments and disposals of assets	0.5	0.4
Other miscellaneous (income) expense	(1.3)	(0.3)
Total other (income) expense, net	$(2.2)	$(3.3)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.2)	$—	$(0.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.1)	—	(0.1)
Currency translation adjustments	12.9	(1.2)	11.7
Gain (loss) from hedging activities	(4.3)	1.3	(3.0)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$8.5	$0.1	$8.6

Three Months Ended March 31, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.4)	$0.1	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.3)	0.1	(0.2)
Currency translation adjustments	(20.8)	2.6	(18.2)
Gain (loss) from hedging activities	2.2	(0.4)	1.8
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(18.9)	$2.3	$(16.6)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.2	$76.2	$(8.5)	$67.9
Other comprehensive income (loss) before reclassifications	—	11.7	6.6	18.3
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	(9.6)	(9.7)
Net current-period other comprehensive income (loss)	(0.1)	11.7	(3.0)	8.6
Ending balance	$0.1	$87.9	$(11.5)	$76.5

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Three Months Ended March 31, 2018 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.9	$41.6	$(2.6)	$39.9
Other comprehensive income (loss) before reclassifications	—	(18.2)	(5.4)	(23.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	7.2	7.0
Net current-period other comprehensive income (loss)	(0.2)	(18.2)	1.8	(16.6)
Ending balance	$0.7	$23.4	$(0.8)	$23.3

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
See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans.
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$24.7	$43.6
Denominators
Weighted average common shares—basic calculation	66.8	67.6
Dilutive effect of employee stock options	0.1	0.1
Weighted average common shares—diluted calculation	66.9	67.7
Basic earnings per share	$0.37	$0.64
Diluted earnings per share	$0.37	$0.64

There were 0.9 million anti-dilutive options outstanding for the three months ended March 31, 2019, compared with 1.7 million for the prior-year quarter.
On February 8, 2017, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. During the three months ended March 31, 2019 and 2018, the Company repurchased 69,860 shares and 514,141 shares of Company common stock for $4.8 million and $35.0 million, respectively, pursuant to the terms of the share repurchase program. As of March 31, 2019, $134.1 million remained under the current authorization.

Notes to Consolidated Financial Statements (Continued)

13. Revenues

Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals, specialty materials and the licensing of technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Refining Catalysts	$72.2	$66.6	$35.7	$7.3	$181.8
Polyolefin and Chemical Catalysts	45.8	64.9	52.4	4.8	167.9
Total Catalysts Technologies	118.0	131.5	88.1	12.1	349.7
Coatings	7.0	19.7	9.4	2.1	38.2
Consumer/Pharma	9.3	19.0	4.0	4.7	37.0
Chemical process	9.0	19.9	7.7	2.3	38.9
Other	1.2	4.5	—	—	5.7
Total Materials Technologies	26.5	63.1	21.1	9.1	119.8
Total Grace	$144.5	$194.6	$109.2	$21.2	$469.5

Three Months Ended March 31, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$69.9	$61.3	$38.8	$13.4	$183.4
Polyolefin and Chemical Catalysts	32.2	58.4	38.0	3.8	132.4
Total Catalysts Technologies	102.1	119.7	76.8	17.2	315.8
Coatings	7.1	20.5	11.8	$2.3	$41.7
Consumer/Pharma	7.7	13.2	4.3	4.7	29.9
Chemical process	7.4	20.8	7.2	2.3	37.7
Other	1.7	4.5	0.1	0.1	6.4
Total Materials Technologies	23.9	59.0	23.4	9.4	115.7
Total Grace	$126.0	$178.7	$100.2	$26.6	$431.5

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
The following table presents Grace’s deferred revenue balances as of March 31, 2019, and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Current	$41.4	$40.6
Noncurrent	24.4	29.2
Total	$65.8	$69.8

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

These amounts are included as deferred revenue in “other current liabilities” and “other liabilities” in Grace's Consolidated Balance Sheets. Grace records deferred revenues when cash payments are received or billed and due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $9.6 million of revenue recognized for the three months ended March 31, 2019, that was included in the deferred revenue balance as of December 31, 2018.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next three years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $113 million as of March 31, 2019, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2019	31%
2020	23%
2021	20%
Thereafter through 2025	26%
100%

For the three months ended March 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
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
Grace defines Adjusted EBIT to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

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
Reportable Segment Data

	Three Months Ended March 31,
(In millions)	2019	2018
Net Sales
Catalysts Technologies	$349.7	$315.8
Materials Technologies	119.8	115.7
Total	$469.5	$431.5
Adjusted EBIT
Catalysts Technologies segment operating income	$101.4	$92.1
Materials Technologies segment operating income	24.0	24.1
Corporate costs	(16.2)	(16.6)
Certain pension costs	(4.8)	(3.8)
Total	$104.4	$95.8
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three months ended March 31, 2019 and 2018, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2019	2018
Grace Adjusted EBIT	$104.4	$95.8
Costs related to legacy matters	(46.9)	(2.0)
Restructuring and repositioning expenses	(2.3)	(5.6)
Third-party acquisition-related costs	(0.3)	(0.9)
Interest expense, net	(19.3)	(18.9)
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.2)
Income (loss) before income taxes	$35.5	$68.2

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended March 31,
(In millions)	2019	2018
Net Sales
United States	$131.6	$112.4
Canada	12.9	13.6
Total North America	144.5	126.0
Europe Middle East Africa	194.6	178.7
Asia Pacific	109.2	100.2
Latin America	21.2	26.6
Total	$469.5	$431.5

15. Related Party Transactions
Unconsolidated Affiliate Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $159.5 million and $156.1 million as of March 31, 2019, and December 31, 2018, respectively. The amount of ART’s earnings included in “equity in earnings of unconsolidated affiliate” in the accompanying Consolidated Statements of Operations totaled $4.1 million for the three months ended March 31, 2019, compared with $5.4 million for the prior-year quarter. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	March 31, 2019	December 31, 2018
Summary Balance Sheet information:
Current assets	$307.8	$307.4
Noncurrent assets	177.0	160.2
Total assets	$484.8	$467.6

Current liabilities	$168.5	$158.3
Noncurrent liabilities	0.3	0.3
Total liabilities	$168.8	$158.6

	Three Months Ended March 31,
(In millions)	2019	2018
Summary Statement of Operations information:
Net sales	$111.5	$85.2
Costs and expenses applicable to net sales	97.3	70.7
Income before income taxes	9.7	11.3
Net income	9.2	11.5

Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements are treated as related party activities with an unconsolidated affiliate. Product

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

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

	Three Months Ended March 31,
(In millions)	2019	2018
Product manufactured for ART	$66.8	$51.9
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.3	1.0
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	12.8	10.7

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	March 31, 2019	December 31, 2018
Accounts receivable	$12.9	$16.2
Current asset	114.5	—
Noncurrent asset	—	98.8
Accounts payable	27.7	32.0
Debt payable within one year	9.8	9.8
Debt payable after one year	37.9	38.3
Current liability	114.5	—
Noncurrent liability	—	98.8
The current asset and current liability (which were classified as noncurrent as of December 31, 2018) in the table above represent spending to date related to a residue hydroprocessing catalyst production plant that is under construction in Lake Charles, Louisiana. Grace manages the design and construction of the plant, and the asset will continue to be included in “other current assets” in Grace’s Consolidated Balance Sheets until construction is completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other current liabilities” in the Consolidated Balance Sheets.
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2020. No amounts were outstanding at March 31, 2019, and December 31, 2018.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, include trade accounts receivable of $3.2 million and $3.7 million, respectively, from these customers. Grace’s Consolidated Statement of Operations for the three months ended March 31, 2019, includes $3.2 million of revenues from these customers. Grace did not have sales to these customers in the prior-year quarter.

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions

On April 3, 2018, using cash on hand and borrowings under the 2018 U.S. dollar term loan, Grace acquired the assets of the polyolefin catalysts business of Albemarle Corporation. Grace acquired the business for $418.0 million, net of cash acquired and including customary post-closing adjustments. The business is included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition is complementary to Grace's existing specialty catalysts business and strengthens Grace's commercial relationships, catalysts technology portfolio, and manufacturing network.
The acquisition purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair values at the acquisition date in accordance with ASC 805 “Business Combinations.” The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The purchase price allocation has been finalized, and during the measurement period, Grace recorded adjustments related to deferred taxes, working capital, and intangible assets. The goodwill recognized was $140.6 million and is supported by the expected growth and operating synergies that Grace expects to realize from this acquisition. The full amount of goodwill generated will be deductible for U.S. income tax purposes.
The Consolidated Statement of Operations for the three months ended March 31, 2019, includes approximately $25 million of sales attributable to this acquisition. Disclosure of earnings attributable to this acquisition is not practicable due to the integration of operations into Grace’s existing business.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2019, as the “first quarter” and the quarter ended March 31, 2018, as the “prior-year quarter.” See Analysis of Operations for a discussion of our non-GAAP performance measures. Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales increased 8.8% to $469.5 million.

•	Net income attributable to Grace shareholders decreased 43.3% to $24.7 million.

•	Adjusted EBIT increased 9.0% to $104.4 million.

•	Diluted earnings per share decreased 42.2% to $0.37 per diluted share.

•	Adjusted EPS increased 13.4% to $0.93 per diluted share.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two reportable segments.
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications, as follows:

•
Fluid catalytic cracking catalysts, also called FCC catalysts, that help to "crack" the hydrocarbon chains in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and feeds for production of petrochemicals; FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides, and carbon monoxide from refinery FCC units; and Methanol-to-Olefins (MTO) catalysts, used to convert methanol, often derived from coal, into petrochemical feeds such as ethylene and propylene.

•
Hydroprocessing catalysts (HPC), most of which are marketed through our Advanced Refining Technologies LLC (“ART”) joint venture with Chevron Products Company (“Chevron”), that are used in process reactors to upgrade heavy oils into lighter, more useful products, enabling less expensive feedstock usage in the petroleum refining process, and to produce products that meet more stringent environmental regulations. (We hold a 50% economic interest in ART, which is not consolidated in our financial statements so ART's sales are excluded from our sales.)

•
Polyolefin catalysts and catalyst supports, also called specialty catalysts (SC), for the production of polyethylene and polypropylene thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles; and chemical catalysts used in a variety of petrochemical chain conversions and fine chemical production.

•
Gas-phase polypropylene process technology, which provides our licensees with a proven, cost-effective, flexible, and reliable capability to manufacture polypropylene products having a wide spectrum of performance attributes enabling customers to manufacture products for a broad array of end-use applications.

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in consumer/pharma, chemical process, and coatings applications, as follows:

•	Consumer/Pharma, specialized materials used as additives and intermediates for pharmaceuticals, nutraceuticals, beer, toothpaste, food and cosmetic segments.

•	Chemical process, functional materials for use in plastics, rubber, tire, metal casting, and adsorbent products for petrochemical and natural gas applications.

•	Coatings, functional additives for wood and architectural coatings that provide surface effects and corrosion protection for metal substrates.
Global Scope
We operate our business on a global scale with approximately 72% of our annual 2018 sales and our first quarter sales to customers located outside the United States. We operate and/or sell to customers in over 70 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.
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
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; certain other items that are not representative of underlying trends; certain discrete tax items; and income tax expense related to historical tax attributes.
We define Net Sales, constant currency (a non-GAAP financial measure) to be the period-over-period change in net sales calculated using the foreign currency exchange rates that were in effect during the previous comparable period.
“Legacy matters” include legacy (i) product, (ii) environmental, and (iii) other liabilities, relating to past activities of Grace.

We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our legacy matters; restructuring and repositioning activities; the effects of acquisitions; and certain other items that are not representative of underlying trends.
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
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return On Invested Capital, Adjusted Gross Margin, Adjusted EPS, and Net Sales, constant currency are non-GAAP financial measures; do not purport to represent income measures as defined under U.S. GAAP; and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. They distinguish the operating results of Grace’s current business base from the costs of Grace’s legacy matters; restructuring and repositioning activities; and certain other items. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP, and thus investors and others should review carefully our financial results calculated in accordance with U.S. GAAP.
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to legacy matters, and may exclude income and expenses from restructuring and repositioning activities, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income and net income attributable to Grace shareholders, measured under U.S. GAAP, for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2019	2018	% Change
Net sales:
Catalysts Technologies	$349.7	$315.8	10.7%
Materials Technologies	119.8	115.7	3.5%
Total Grace net sales	$469.5	$431.5	8.8%
Net sales by region:
North America	$144.5	$126.0	14.7%
Europe Middle East Africa	194.6	178.7	8.9%
Asia Pacific	109.2	100.2	9.0%
Latin America	21.2	26.6	(20.3)%
Total net sales by region	$469.5	$431.5	8.8%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$101.4	$92.1	10.1%
Materials Technologies segment operating income	24.0	24.1	(0.4)%
Corporate costs	(16.2)	(16.6)	2.4%
Certain pension costs(B)	(4.8)	(3.8)	(26.3)%
Adjusted EBIT	104.4	95.8	9.0%
Costs related to legacy matters	(46.9)	(2.0)
Restructuring and repositioning expenses	(2.3)	(5.6)
Third-party acquisition-related costs	(0.3)	(0.9)
Interest expense, net	(19.3)	(18.9)	(2.1)%
(Provision for) benefit from income taxes	(10.9)	(24.8)	56.0%
Income (loss) attributable to W. R. Grace & Co. shareholders	$24.7	$43.6	(43.3)%
Diluted EPS	$0.37	$0.64	(42.2)%
Adjusted EPS	$0.93	$0.82	13.4%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2019	2018	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	42.4%	41.5%	0.9 pts
Materials Technologies	36.4%	36.3%	0.1 pts
Adjusted Gross Margin	40.9%	40.1%	0.8 pts
Pension costs in cost of goods sold	(0.7)%	(0.8)%	0.1 pts
Total Grace	40.2%	39.3%	0.9 pts
Adjusted EBIT:
Catalysts Technologies	$101.4	$92.1	10.1%
Materials Technologies	24.0	24.1	(0.4)%
Corporate, pension, and other	(21.0)	(20.4)	(2.9)%
Total Grace	104.4	95.8	9.0%
Depreciation and amortization:
Catalysts Technologies	$20.5	$19.4	5.7%
Materials Technologies	3.5	4.7	(25.5)%
Corporate	0.9	0.9	—%
Total Grace	24.9	25.0	(0.4)%
Adjusted EBITDA:
Catalysts Technologies	$121.9	$111.5	9.3%
Materials Technologies	27.5	28.8	(4.5)%
Corporate, pension, and other	(20.1)	(19.5)	(3.1)%
Total Grace	129.3	120.8	7.0%
Adjusted EBIT margin:
Catalysts Technologies	29.0%	29.2%	(0.2) pts
Materials Technologies	20.0%	20.8%	(0.8) pts
Total Grace	22.2%	22.2%	0.0 pts
Adjusted EBITDA margin:
Catalysts Technologies	34.9%	35.3%	(0.4) pts
Materials Technologies	23.0%	24.9%	(1.9) pts
Total Grace	27.5%	28.0%	(0.5) pts

Analysis of Operations (In millions)	Four Quarters Ended March 31,
	2019	2018
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$465.3	$423.0
Invested Capital:
Trade accounts receivable	257.8	269.1
Inventories	316.2	256.2
Accounts payable	(257.5)	(217.3)
	316.5	308.0
Other current assets (excluding income taxes)	183.3	43.9
Properties and equipment, net	1,043.7	829.4
Goodwill	540.3	405.2
Technology and other intangible assets, net	351.1	251.6
Investment in unconsolidated affiliate	159.5	132.2
Other assets (excluding capitalized financing fees)	42.9	44.3
Other current liabilities (excluding income taxes, legacy matters, accrued interest, and restructuring)	(278.2)	(157.8)
Other liabilities (excluding income taxes and legacy matters)	(109.8)	(142.7)
Total invested capital	$2,249.3	$1,714.1
Adjusted EBIT Return On Invested Capital	20.7%	24.7%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not meaningful

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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
Net Sales and Gross Margin
Sales were $469.5 million for the first quarter compared with $431.5 million for the prior-year quarter. Gross margin was 40.2% for the first quarter compared with 39.3% for the prior-year quarter. Adjusted Gross Margin was 40.9% for the first quarter compared with 40.1% for the prior-year quarter.
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended March 31, 2019 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	10.1%	2.2%	(1.6)%	10.7%
Materials Technologies	6.0%	2.4%	(4.9)%	3.5%
Net sales	9.1%	2.2%	(2.5)%	8.8%
By Region:
North America	11.2%	3.5%	—%	14.7%
Europe Middle East Africa	11.5%	2.3%	(4.9)%	8.9%
Asia Pacific	10.4%	(0.8)%	(0.6)%	9.0%
Latin America	(22.4)%	7.6%	(5.5)%	(20.3)%
Sales for the first quarter increased 8.8%, up 11.3% on constant currency, compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were driven by the polyolefin catalysts acquisition and growth in the existing specialty catalysts business across all regions. Sales volumes in Materials Technologies were up driven primarily by growth in Europe. Improved pricing impacted both segments, offset by unfavorable currency translation.
Gross margin increased 90 basis points to 40.2% for the first quarter from 39.3% for the prior-year quarter. Adjusted Gross Margin increased 80 basis points to 40.9% for the first quarter from 40.1% for the prior-year quarter. The increases were primarily due to improved pricing, lower depreciation expense, higher sales volumes, and product and regional mix, partially offset by higher manufacturing costs including a 120 basis point impact related to higher raw materials and energy costs.
Grace Net Income
Net income attributable to Grace shareholders was $24.7 million for the first quarter, a decrease of 43.3% compared with $43.6 million for the prior-year quarter. The decrease was primarily due to a $45.0 million charge for the estimated costs of construction of a new dam spillway at our former vermiculite mine site in Libby, Montana, partially offset by a lower provision for income taxes and higher operating income from our Catalysts Technologies segment.
Adjusted EBIT
Adjusted EBIT was $104.4 million for the first quarter, an increase of 9.0% compared with the prior-year quarter. The increase was primarily due to higher sales volumes including the polyolefin catalysts acquisition, and higher gross margin, partially offset by higher operating expenses and lower income from our ART joint venture.

Adjusted EPS
The following table reconciles our Diluted EPS to our Adjusted EPS:

	Three Months Ended March 31,
	2019				2018
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$0.37				$0.64
Costs related to legacy matters	$46.9	$10.9	$36.0	0.54	$2.0	$0.3	$1.7	0.03
Restructuring and repositioning expenses	2.3	0.6	1.7	0.03	5.6	1.1	4.5	0.07
Third-party acquisition-related costs	0.3	0.1	0.2	—	0.9	0.3	0.6	0.01
Income tax expense related to historical tax attributes(1)		—	—	—		(4.7)	4.7	0.07
Discrete tax items		1.0	(1.0)	(0.01)		—	—	—
Adjusted EPS				$0.93				$0.82
___________________________________________________________________________________________________________________

(1)
Our historical tax attribute carryforwards (net operating losses and tax credits) unfavorably affected our tax expense with respect to certain provisions of the Tax Cuts and Jobs Act of 2017. To normalize the effective tax rate, an adjustment was made to eliminate the tax expense impact associated with the historical tax attributes in 2018. Grace expects to be in a U.S. taxable income position in 2019 and, as such, does not anticipate that these historical tax attribute carryforwards will have a significant effect on its net income. These projections of U.S. taxable income may change in subsequent quarters, which could change Grace's U.S. GAAP tax expense and net income for 2019.

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter decreased to 20.7% on a trailing four quarters basis compared with 24.7% on the same basis as of March 31, 2018, due to the polyolefin catalysts acquisition, which was completed on April 3, 2018, and increased invested capital at that date.
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

The GVM framework also encompasses our multi-year initiatives to transform our manufacturing and business processes to extend our competitive advantages and improve our cost position. We expect to significantly improve our manufacturing performance, reduce our manufacturing costs, and improve our integrated business management capabilities. We also expect to invest significant capital in our manufacturing plants to accelerate growth and improve manufacturing performance. Our investments in commercial excellence are yielding positive results in account management, pipeline management and conversion, and pricing. Our investments in operating excellence are yielding positive results in operating rates, reliability, and cost reductions.
Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Catalysts Technologies
Sales were $349.7 million for the first quarter, an increase of 10.7%, 12.3% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+10.1%) and improved pricing (+2.2%). Higher sales volumes were driven by specialty catalysts, partially offset by lower sales volumes in refining catalysts. Sales volumes of specialty catalysts increased compared with the prior-year quarter due to the polyolefin catalysts acquisition and growth across all regions in the existing business. Sales volumes of refining catalysts decreased compared with the prior-year quarter, primarily due to lower sales of MTO catalysts. Pricing improved in both product groups. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Gross profit was $148.2 million for the first quarter, an increase of 13.2% compared with the prior-year quarter. Gross margin of 42.4% increased 90 basis points compared with 41.5% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing, higher sales volumes including the polyolefin catalysts acquisition, lower depreciation expense, and favorable currency translation, partially offset by higher manufacturing costs including a 100 basis point impact related to higher raw materials and energy costs.
Operating income was $101.4 million for the first quarter, an increase of 10.1% compared with the prior-year quarter, primarily due to higher gross profit, partially offset by higher operating expenses and lower income from our ART joint venture. The ART joint venture contributed $4.1 million to operating income, a decrease of $1.3 million compared with the prior-year quarter. Operating margin for the first quarter was 29.0%, a decrease of 20 basis points compared with the prior-year quarter.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $119.8 million for the first quarter, an increase of 3.5%, or 8.4% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+6.0%) and improved pricing (+2.4%). The increase in sales volumes was primarily driven by higher consumer/pharma sales in Europe. Pricing improved across all regions compared with the prior-year quarter. The increase in sales volumes was partially offset by unfavorable currency translation as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter. Materials Technologies is our reportable segment most sensitive to changes in the euro.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Gross profit was $43.6 million for the first quarter, an increase of 3.8% compared with the prior-year quarter. Gross margin of 36.4% increased 10 basis points compared with the prior-year quarter. The increase in gross margin was primarily due to improved pricing, favorable product and regional mix, and lower depreciation expense, partially offset by higher manufacturing costs including 160 basis points related to higher raw materials and energy costs.
Operating income was $24.0 million for the first quarter, a decrease of 0.4% compared with the prior-year quarter primarily due to higher operating expenses, which offset the higher gross margins. Operating margin for the first quarter was 20.0%, a decrease of 80 basis points compared with the prior-year quarter.
Corporate Costs
Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the first quarter were $16.2 million, a decrease of $0.4 million compared with the prior-year period.

Restructuring and Repositioning Expenses
During the first quarter, we incurred $1.1 million of restructuring expenses primarily related to severance costs pertaining to sales force reorganization, compared with $1.0 million in the prior-year quarter, which was primarily related to plant exit costs and severance costs pertaining to sales force reorganization. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Pretax repositioning expenses for the first quarter were $1.2 million compared with $4.6 million in the prior-year quarter. Expenses primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Substantially all of these expenses have been or are expected to be settled in cash.
The following table presents the major components of restructuring and repositioning expenses recorded in the first quarter and the prior-year quarter.

	Three Months Ended March 31,
(in millions)	2019	2018
Third-party costs of manufacturing and business transformation programs	$1.1	$3.3
Employee severance	1.5	1.2
Other	(0.3)	1.1
Total restructuring and repositioning expenses	$2.3	$5.6
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $4.8 million compared with $3.8 million for the prior-year quarter. The increase was primarily due to a decrease in expected return on assets as a result of negative asset returns in 2018, offset by a decrease in service cost and interest cost due to an increase in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $19.3 million for the first quarter, an increase of 2.1% compared with the prior-year quarter.
Income Taxes
Our effective tax rates for the three months ended March 31, 2019 and 2018, were 30.7% and 36.4%, respectively. For both periods, our effective tax rate was higher than the U.S. federal statutory rate primarily due to the effect of taxes in foreign jurisdictions. Additionally, the 2018 provision for income taxes includes a Global Intangible Low-Taxed Income (“GILTI”) charge on income earned by certain foreign subsidiaries of $5.9 million. The effect of the GILTI charge on the 2019 provision for income taxes is immaterial because we forecast U.S. federal taxable income and expect to significantly utilize our remaining U.S. net operating losses in 2019. This would allow us to benefit from the GILTI deduction in 2019, while we could not in 2018 because we had insufficient U.S. federal taxable income.
As of March 31, 2019, Grace has $301.2 million in federal tax credit carryforwards before unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017 imposed a minimum U.S. tax on GILTI. To arrive at the requisite minimum tax on GILTI, the U.S. tax law provides (1) a deduction and (2) the ability to use of foreign tax credits. These benefits are limited if a company does not have sufficient U.S. taxable income. We are reflecting the aforementioned benefits based on our projections of U.S. federal taxable income in 2019. Such projections may change in subsequent quarters, which could change our U.S. GAAP tax expense and net income for 2019.

Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2019.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through repurchase of shares and dividends.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. Under this program, during the first quarter we repurchased 69,860 shares of Company common stock for $4.8 million. As of March 31, 2019, $134.1 million remained under the current authorization.
We paid cash dividends of $18.4 million during the first quarter. On February 8, 2018, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.96 per share of Company common stock, effective with the dividend paid March 22, 2018. On February 7, 2019, we announced that the Board of Directors had approved a further increase to $1.08 per share of Company common stock, effective with the dividend paid March 21, 2019.
We believe that the cash we expect to generate during 2019 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt and pension obligations.
Cash Resources and Available Credit Facilities
At March 31, 2019, we had available liquidity of $610.3 million, consisting of $203.4 million in cash and cash equivalents ($80.7 million in the U.S.), $369.1 million available under our revolving credit facility, and $37.8 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of March 31, 2019:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$23.0	$21.1	April 3, 2023
Other countries	28.3	16.7	April 3, 2023, as well as open-ended
Total	$51.3	$37.8
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by (used for) operating activities	$71.0	$89.0
Net cash provided by (used for) investing activities	(46.1)	(48.5)
Net cash provided by (used for) financing activities	(21.8)	(55.1)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	2.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	2.8	(12.2)
Cash, cash equivalents, and restricted cash, beginning of period	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$203.8	$151.3

Net cash provided by operating activities for the first quarter was $71.0 million compared with $89.0 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to the higher advance payments from customers and better working capital performance in the prior-year quarter.
Net cash used for investing activities for the first quarter was $46.1 million compared with $48.5 million for the prior-year quarter. The year-over-year change in cash flow was primarily due to cash paid for capital expenditures of $38.2 million during the first quarter compared with $50.1 million in the prior-year quarter, offset by higher cash paid for construction of the ART plant during the first quarter compared with the prior-year quarter.
Net cash used for financing activities for the first quarter was $21.8 million compared with $55.1 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to cash paid for the repurchase of shares of $4.8 million during the first quarter compared with $35.0 million in the prior-year quarter.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2019, was $1,984.1 million. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2019	2018
U.S. pay-as-you-go plans	$1.7	$1.7
Non-U.S. advance-funded plans	0.4	—
Non-U.S. pay-as-you-go plans	1.9	2.0
Total Cash Contributions	$4.0	$3.7
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.3 million and $2.0 million to these plans during the first quarter and the prior-year quarter.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We experienced raw materials cost inflation throughout 2018 and the 2019 first quarter. We expect to see continued inflation for the remainder of 2019 but at a lower rate than in 2018. We try to minimize these impacts through effective control of operating expenses, productivity improvements, and hedging purchases of certain raw materials, as well as price increases on our products.
Critical Accounting Estimates
See the “Critical Accounting Estimates” heading in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018, for a discussion of our critical accounting estimates, incorporated by reference into Item 7 thereof.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; Grace’s legal and environmental proceedings; environmental compliance costs; the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods, and force majeure events; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2018, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2019, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Acting Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Acting Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Effective January 1, 2019, Grace adopted ASC 842, “Leases.” Grace implemented changes to its processes and internal controls related to the recognition of leases, including the implementation of a new system and new procedures to capture the population of, account for, and report on leases.
There were no other changes in Grace’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8 to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us, not currently estimable, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, including, without limitation, Note 8 to the interim Consolidated Financial Statements in Part I of this Report. These more recent measures and information are incorporated herein by reference.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Company common stock by or on behalf of Grace or any “affiliated purchaser” of Grace during the three months ended March 31, 2019:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2019 - 1/31/2019	53,416	67.10	53,416	135.3
2/1/2019 - 2/28/2019	16,444	72.72	16,444	134.1
3/1/2019 - 3/31/2019	—	—	—	134.1
Total	69,860	68.42	69,860

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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
10.1	Letter Agreement, dated as of February 20, 2019, by and among W. R. Grace & Co., 40 North Management LLC, 40 North GP III LLC, 40 North Latitude Master Fund Ltd. and 40 North Latitude Fund LP.	Exhibit 99.1 to Form 8-K (filed 2/20/19) SEC File No.: 001-13953*
15	Accountants’ Awareness Letter	Filed herewith
31(i).1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description of Exhibit	Location
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: May 8, 2019	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer)