Form 10-Q
period 2019-06-30
W R GRACE & CO
filed 2019-08-07
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-13953
W R GRACE & CO
(Exact name of registrant as specified in its charter)

Delaware	65-0773649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7500 Grace Drive, Columbia, Maryland 21044-4098
(Address of principal executive offices) (Zip Code)
(410) 531-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GRA	New York Stock Exchange
Preferred Stock Purchase Rights
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.01 par value per share	66,735,685	shares

_______________________________________________________________________________
Unless the context indicates otherwise, in this Report, the terms the “Company,” “Grace,” “we,” “us,” or “our” mean (i) W. R. Grace & Co. itself, or (ii) W. R. Grace & Co. and/or one or more of its consolidated subsidiaries and affiliates and, in certain cases, their respective predecessors. Unless otherwise indicated, the contents of websites mentioned in this Report are not incorporated by reference or otherwise made a part of this Report. GRACE®, the GRACE® logo (and any other use of the term “Grace” as a tradename) as well as the other trademarks, service marks, or trade names used in this Report are trademarks, service marks, or trade names of Grace’s operating units, except as otherwise indicated herein.
The Financial Accounting Standards Board is referred to in this Report as the “FASB.” The FASB issues, among other things, Accounting Standards Codifications (which are referred to herein as “ASC”) and Accounting Standards Updates (which are referred to herein as “ASU”). The U.S. Internal Revenue Service is referred to in this Report as the “IRS.”

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$513.6	$485.7	$983.1	$917.2
Cost of goods sold	304.2	287.0	585.1	549.0
Gross profit	209.4	198.7	398.0	368.2
Selling, general and administrative expenses	76.3	80.4	149.5	148.8
Research and development expenses	16.3	16.1	33.3	30.8
Costs related to legacy matters	1.5	2.2	48.4	4.2
Equity in earnings of unconsolidated affiliate	(6.0)	(8.2)	(10.1)	(13.6)
Restructuring and repositioning expenses	6.4	18.8	8.7	24.4
Interest expense and related financing costs	19.6	19.9	39.6	39.2
Other (income) expense, net	0.1	5.9	(2.1)	2.6
Total costs and expenses	114.2	135.1	267.3	236.4
Income (loss) before income taxes	95.2	63.6	130.7	131.8
(Provision for) benefit from income taxes	(18.8)	(25.0)	(29.7)	(49.8)
Net income (loss)	76.4	38.6	101.0	82.0
Less: Net (income) loss attributable to noncontrolling interests	(0.2)	0.2	(0.1)	0.4
Net income (loss) attributable to W. R. Grace & Co. shareholders	$76.2	$38.8	$100.9	$82.4
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$1.14	$0.58	$1.51	$1.22
Weighted average number of basic shares	66.8	67.3	66.8	67.4
Diluted earnings per share:
Net income (loss)	$1.14	$0.58	$1.51	$1.22
Weighted average number of diluted shares	67.0	67.4	66.9	67.5
Dividends per common share	$0.27	$0.24	$0.54	$0.48

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$76.4	$38.6	$101.0	$82.0
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.1)	(0.2)	(0.2)	(0.4)
Currency translation adjustments	(6.8)	37.9	4.9	19.7
Gain (loss) from hedging activities	(6.1)	(5.2)	(9.1)	(3.4)
Total other comprehensive income (loss)	(13.0)	32.5	(4.4)	15.9
Comprehensive income (loss)	63.4	71.1	96.6	97.9
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.2)	0.2	(0.1)	0.4
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$63.2	$71.3	$96.5	$98.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$101.0	$82.0
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	49.8	50.9
Equity in earnings of unconsolidated affiliate	(10.1)	(13.6)
Costs related to legacy matters	48.4	4.2
Cash paid for legacy matters	(7.8)	(12.6)
Provision for (benefit from) income taxes	29.7	49.8
Cash paid for income taxes	(20.3)	(16.7)
Income tax refunds received	7.1	0.1
Loss on early extinguishment of debt	—	4.8
Interest expense and related financing costs	39.6	39.2
Cash paid for interest	(37.9)	(39.6)
Defined benefit pension expense	9.4	7.8
Cash paid under defined benefit pension arrangements	(8.0)	(57.9)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	(24.2)	14.8
Inventories	(37.4)	(50.8)
Accounts payable	13.1	34.0
All other items, net	(7.5)	22.6
Net cash provided by (used for) operating activities	144.9	119.0
INVESTING ACTIVITIES
Cash paid for capital expenditures	(101.5)	(90.8)
Business acquired, net of cash acquired	(22.8)	(420.9)
Other investing activities, net	(3.0)	12.7
Net cash provided by (used for) investing activities	(127.3)	(499.0)
FINANCING ACTIVITIES
Borrowings under credit arrangements	6.9	983.2
Repayments under credit arrangements	(12.3)	(541.8)
Cash paid for debt financing costs	—	(11.8)
Cash paid for repurchases of common stock	(29.8)	(49.8)
Proceeds from exercise of stock options	18.0	6.4
Dividends paid to shareholders	(36.6)	(32.4)
Other financing activities, net	(4.9)	(3.5)
Net cash provided by (used for) financing activities	(58.7)	350.3
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(1.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41.1)	(30.7)
Cash, cash equivalents, and restricted cash, beginning of period	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$159.9	$132.8

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$34.8	$38.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$159.5	$200.5
Restricted cash and cash equivalents	0.4	0.5
Trade accounts receivable, less allowance of $12.3 (2018—$11.6)	310.0	288.5
Inventories	318.2	281.1
Other current assets	219.6	86.7
Total Current Assets	1,007.7	857.3
Properties and equipment, net of accumulated depreciation and amortization of $1,487.8 (2018—$1,482.8)	1,076.7	1,011.7
Goodwill	557.9	540.4
Technology and other intangible assets, net	353.9	356.5
Deferred income taxes	520.1	529.4
Investment in unconsolidated affiliate	165.7	156.1
Other assets	44.5	113.9
Total Assets	$3,726.5	$3,565.3
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$23.0	$22.3
Accounts payable	270.3	248.6
Other current liabilities	386.2	243.5
Total Current Liabilities	679.5	514.4
Debt payable after one year	1,960.0	1,961.0
Unfunded defined benefit pension plans	365.8	366.0
Underfunded defined benefit pension plans	68.1	67.1
Other liabilities	265.8	319.8
Total Liabilities	3,339.2	3,228.3
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,719,142 (2018—66,792,968)	0.7	0.7
Paid-in capital	469.3	481.1
Retained earnings	741.3	676.7
Treasury stock, at cost: shares: 10,737,491 (2018—10,663,659)	(893.7)	(895.5)
Accumulated other comprehensive income (loss)	63.5	67.9
Total W. R. Grace & Co. Shareholders’ Equity	381.1	330.9
Noncontrolling interests	6.2	6.1
Total Equity	387.3	337.0
Total Liabilities and Equity	$3,726.5	$3,565.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$481.8	$676.7	$(895.5)	$67.9	$6.1	$337.0
Net income (loss)	—	24.7	—	—	(0.1)	24.6
Repurchase of common stock	—	—	(4.8)	—	—	(4.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.3)	—	—	—	—	(4.3)
Stock-based compensation	1.9	—	—	—	—	1.9
Exercise of stock options	(2.2)	—	11.4	—	—	9.2
Shares issued	(7.4)	—	7.1	—	—	(0.3)
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	8.6	—	8.6
Balance, March 31, 2019	$469.8	$683.3	$(881.8)	$76.5	$6.0	$353.8
Net income (loss)	—	76.2	—	—	0.2	76.4
Repurchase of common stock	—	—	(25.0)	—	—	(25.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.6)	—	—	—	—	(0.6)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(2.4)	—	11.2	—	—	8.8
Shares issued	(0.5)	—	1.9	—	—	1.4
Dividends declared	—	(18.2)	—	—	—	(18.2)
Other comprehensive (loss) income	—	—	—	(13.0)	—	(13.0)
Balance, June 30, 2019	$470.0	$741.3	$(893.7)	$63.5	$6.2	$387.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited) (Continued)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	43.6	—	—	(0.2)	43.4
Repurchase of common stock	—	—	(35.0)	—	—	(35.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(0.4)	—	1.2	—	—	0.8
Shares issued	(1.3)	—	1.3	—	—	—
Dividends declared	—	(16.2)	—	—	—	(16.2)
Other comprehensive (loss) income	—	—	—	(16.6)	—	(16.6)
Effect of adopting ASC 606	—	3.2	—	—	—	3.2
Balance, March 31, 2018	$476.8	$603.7	$(864.6)	$23.3	$6.7	$245.9
Net income (loss)	—	38.8	—	—	(0.2)	38.6
Repurchase of common stock	—	—	(14.8)	—	—	(14.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(2.3)	—	—	—	—	(2.3)
Stock-based compensation	5.9	—	—	—	—	5.9
Exercise of stock options	(3.7)	—	9.0	—	—	5.3
Shares issued	(3.9)	—	4.7	—	—	0.8
Dividends declared	—	(16.3)	—	—	—	(16.3)
Other comprehensive (loss) income	—	—	—	32.5	—	32.5
Effect of adopting ASC 606	—	(0.7)	—	—	—	(0.7)
Balance, June 30, 2018	$472.8	$625.5	$(865.7)	$55.8	$6.5	$294.9

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
The results of operations for the six-month interim period ended June 30, 2019, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2019.
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•	The effective tax rate and realization values of net deferred tax assets, which depend on projections of future taxable income;

•	Pension and postretirement liabilities, which depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 6);

•	Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows; and

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
Recently Issued Accounting Standards    In August 2018, the FASB issued ASU 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20).” This update revises disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for Grace on January 1, 2021, with early adoption permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This update requires companies to implement an impairment model based on expected credit losses, rather than probable incurred losses. This update is effective for Grace on January 1, 2020, with early adoption permitted. Grace is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Consolidated Financial Statements.

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
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update requires registrants to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. A lessee is now required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including payments to be made in optional periods where they are reasonably certain to occur. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provided an additional transition method permitting entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
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
Grace leases certain real estate, office space, vehicles, railcars, and plant and office equipment, primarily all of which are accounted for as operating leases. Finance lease costs and sublease income are not material. Many of Grace’s leases contain renewal options, which are exercisable at Grace’s discretion and may be included in lease terms when they are reasonably certain to be exercised. Grace’s lease agreements do not contain material restrictive covenants or material residual value guarantees. Where available, Grace uses the interest rate implicit in the lease to calculate the estimated present value of lease payment obligations. Where such a rate is not available, Grace uses an incremental borrowing rate based on credit-adjusted and term-specific discount rates, using a third-party yield curve.
Adoption of the standard resulted in the recognition of operating lease right-of-use assets, net of accumulated amortization, of $28.1 million and operating lease liabilities of $28.7 million as of June 30, 2019.

(in millions)	Amount	Balance Sheet Location
Operating lease right of use asset	$28.1	Other assets
Operating lease liability—current	8.6	Other current liabilities
Operating lease liability—noncurrent	20.1	Other liabilities

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

The following table presents Grace’s costs and cash flow information related to operating leases.

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3.1	$6.1
Short-term and variable lease cost	4.9	8.3
Total lease cost	$8.0	$14.4

Cash payments related to operating leases	$3.1	$6.1
Right-of-use assets obtained in exchange for new operating lease liabilities	1.2	4.8
The following table presents the weighted average discount rate and weighted average remaining lease term related to Grace’s operating leases.

June 30, 2019
Weighted average discount rate	6.8%
Weighted average remaining lease term	7.5 years

The following maturity analysis presents minimum expected operating lease payments at June 30, 2019.

(In millions)
2019	$5.4
2020	8.6
2021	5.6
2022	3.8
2023	2.3
Thereafter	12.0
Total undiscounted lease payments	37.7
Less: imputed interest	9.0
Present value of lease liabilities	$28.7

Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2019, and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$70.0	$56.3
In process	56.5	49.1
Finished products	157.2	144.5
Other	34.5	31.2
Total inventory	$318.2	$281.1

3. Debt
Components of Debt

(In millions)	June 30, 2019	December 31, 2018
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $8.1 (2018—$8.7)	$934.8	$938.9
5.125% senior notes due 2021, net of unamortized debt issuance costs of $3.4 (2018—$4.2)	696.6	695.8
5.625% senior notes due 2024, net of unamortized debt issuance costs of $2.7 (2018—$3.0)	297.3	297.0
Debt payable to unconsolidated affiliate	47.4	48.1
Other borrowings	6.9	3.5
Total debt	1,983.0	1,983.3
Less debt payable within one year	23.0	22.3
Debt payable after one year	$1,960.0	$1,961.0
Weighted average interest rates on total debt	3.8%	3.9%

See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of June 30, 2019, the available credit under this facility was reduced to $370.6 million by outstanding letters of credit.
The principal maturities of debt outstanding at June 30, 2019, were as follows:

(In millions)
2019	$13.2
2020	19.8
2021	715.0
2022	17.6
2023	16.6
Thereafter	1,200.8
Total debt	$1,983.0

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
At June 30, 2019, and December 31, 2018, the carrying amounts and fair values of Grace’s debt were as follows:

	June 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan(1)	$934.8	$932.5	$938.9	$914.8
5.125% senior notes due 2021(2)	696.6	723.6	695.8	697.5
5.625% senior notes due 2024(2)	297.3	321.8	297.0	301.8
Other borrowings	54.3	54.3	51.6	51.6
Total debt	$1,983.0	$2,032.2	$1,983.3	$1,965.7
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized debt issuance costs and discounts of $8.1 million and $8.7 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs of $3.4 million and $2.7 million as of June 30, 2019, and $4.2 million and $3.0 million as of December 31, 2018, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

At June 30, 2019, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of June 30, 2019, were $201.1 million.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018:

	Fair Value Measurements at June 30, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$5.4	$—	$5.4	$—
Total Assets	$5.4	$—	$5.4	$—
Liabilities
Currency derivatives	$5.7	$—	$5.7	$—
Interest rate derivatives	3.7	—	3.7	—
Variable-to-fixed cross-currency derivatives	10.9	—	10.9	—
Total Liabilities	$20.3	$—	$20.3	$—

	Fair Value Measurements at December 31, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.7	$—	$3.7	$—
Total Assets	$3.7	$—	$3.7	$—
Liabilities
Currency derivatives	$10.5	$—	$10.5	$—
Interest rate derivatives	0.8	—	0.8	—
Variable-to-fixed cross-currency swaps	3.6	—	3.6	—
Total Liabilities	$14.9	$—	$14.9	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018:

June 30, 2019 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$1.9	Other current assets	$(3.0)
Interest rate contracts	Other current assets	—	Other current liabilities	0.8
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current assets	(11.1)
Currency contracts	Other assets	2.7	Other liabilities	8.7
Interest rate contracts	Other assets	—	Other liabilities	2.9
Variable-to-fixed cross-currency swaps	Other liabilities	—	Other liabilities	22.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.9	Other current liabilities	—
Currency contracts	Other current liabilities	(0.1)	Other liabilities	—
Total derivatives		$5.4		$20.3

December 31, 2018 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.4	Other current assets	$(2.9)
Interest rate contracts	Other current assets	—	Other current liabilities	0.1
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current assets	(15.4)
Currency contracts	Other assets	1.3	Other liabilities	12.9
Interest rate contracts	Other assets	—	Other liabilities	0.7
Variable-to-fixed cross-currency swaps	Other assets	—	Other liabilities	19.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.1)
Currency contracts	Other current assets	—	Other current liabilities	0.6
Total derivatives		$3.7		$14.9

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(1.8)	Interest expense	$—
Currency contracts(1)	(0.8)	Other expense	(1.3)
Variable-to-fixed cross-currency swaps	(2.2)	Interest expense	3.6
Variable-to-fixed cross-currency swaps	(5.4)	Other expense	(5.4)
Total derivatives	$(10.2)		$(3.1)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.1
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $0.7 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Three Months Ended June 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$0.3	Interest expense	$0.1
Currency contracts(1)	10.4	Other expense	10.2
Variable-to-fixed cross-currency swaps	3.1	Interest expense	3.1
Variable-to-fixed cross-currency swaps	18.3	Other expense	29.3
Total derivatives	$32.1		$42.7

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.3)
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $0.4 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Six Months Ended June 30, 2019 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(2.9)	Interest expense	$—
Currency contracts(1)	0.8	Other expense	—
Variable-to-fixed cross-currency swaps	(2.1)	Interest expense	7.2
Variable-to-fixed cross-currency swaps	3.0	Other expense	3.0
Total derivatives	$(1.2)		$10.2

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.1
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $1.4 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Six Months Ended June 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$1.8	Interest expense	$(0.1)
Currency contracts(1)	3.8	Other expense	4.1
Variable-to-fixed cross-currency swaps	3.1	Interest expense	3.1
Variable-to-fixed cross-currency swaps	18.3	Other expense	29.3
Total derivatives	$27.0		$36.4

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(2.7)

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

	Three Months Ended June 30,
	2019		2018
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(19.6)	$(0.1)	$(19.9)	$(5.9)
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$—	$—	$0.1	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	3.6	(5.4)	3.1	29.3
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	(1.3)	—	10.2
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	—	—	0.3

	Six Months Ended June 30,
	2019		2018
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(39.6)	$2.1	$(39.2)	$(2.6)
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$—	$—	$(0.1)	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	7.2	3.0	3.1	29.3
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	—	—	4.1
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	—	—	1.1

Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.8 million and $1.6 million for the three and six months ended June 30, 2019 and $0.8 million for the corresponding prior-year periods. At June 30, 2019, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Grace has also used foreign currency-denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. As of June 30, 2019, Grace’s deferred intercompany royalties have been fully amortized and de-designated as a hedging instrument of its net investment in its European subsidiaries. In April 2018, in connection with the Credit Agreement, Grace de-designated and repaid its euro-denominated term loan principal that had been designated as a hedge of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and six months ended June 30, 2019 and 2018. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swaps	$0.5	$13.3	$4.3	$2.0
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$—	$—	$—	$(4.4)
Foreign currency denominated deferred intercompany royalties	—	1.9	0.1	0.2
	$—	$1.9	$0.1	$(4.2)
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
5. Income Taxes
Grace’s effective tax rates for the six months ended June 30, 2019 and 2018, were 22.7% and 37.8%, respectively. Grace’s effective tax rate for the six months ended June 30, 2019, differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S., partially offset by discrete benefits related to changes in tax law and to the favorable resolution of uncertain tax positions. Grace’s effective tax rate for the six months ended June 30, 2018, was higher than the U.S. federal statutory rate primarily due to the impact of not being able to benefit from certain favorable provisions of GILTI due to the use of net operating loss carryforwards. In 2019, Grace is forecasting sufficient U.S. federal taxable income to partially benefit from these favorable GILTI provisions.
As of June 30, 2019, Grace has $302.8 million in federal tax credit carryforwards before unrecognized tax benefits.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans

Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	June 30, 2019	December 31, 2018
Overfunded defined benefit pension plans	$6.2	$5.7
Underfunded defined benefit pension plans	(68.1)	(67.1)
Unfunded defined benefit pension plans	(365.8)	(366.0)
Total underfunded and unfunded defined benefit pension plans	(433.9)	(433.1)
Pension liabilities included in other current liabilities	(14.6)	(14.7)
Net funded status	$(442.3)	$(442.1)

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation (“PBO”). Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following tables present the components of net periodic benefit cost (income).

	Three Months Ended June 30,
	2019		2018
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.0	$2.1	$4.9	$2.5
Interest cost	9.5	1.4	10.3	1.2
Expected return on plan assets	(12.1)	(0.2)	(14.6)	(0.2)
Amortization of prior service credit	(0.1)	—	(0.1)	—
Net periodic benefit cost (income)	$1.3	$3.3	$0.5	$3.5

	Six Months Ended June 30,
	2019		2018
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7.9	$4.3	$9.7	$4.9
Interest cost	19.1	2.7	20.6	2.5
Expected return on plan assets	(24.1)	(0.4)	(29.1)	(0.5)
Amortization of prior service credit	(0.3)	—	(0.3)	—
Net periodic benefit cost (income)	$2.6	$6.6	$0.9	$6.9

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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three and six months ended June 30, 2019, was $3.6 million and $6.9 million compared with $3.3 million and $6.1 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans (Continued)

The U.S. salaried pension plan was closed to new entrants after January 1, 2017. U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, will participate in enhanced defined contribution plans instead of defined benefit pension plans.
7. Other Balance Sheet Accounts

(In millions)	June 30, 2019	December 31, 2018
Other Current Assets
Plant under construction—unconsolidated affiliate (see Note 15)	$143.8	$—
Non-trade accounts receivable	33.2	37.9
Fair value of currency, interest rate, and commodity contracts (see Note 4)	17.0	21.4
Income taxes receivable	7.2	10.1
Other current assets	18.4	17.3
	$219.6	$86.7

(In millions)	June 30, 2019	December 31, 2018
Other Current Liabilities
Liability to unconsolidated affiliate for plant under construction (see Note 15)	$143.8	$—
Accrued compensation	42.1	62.4
Deferred revenue (see Note 13)	34.4	40.6
Environmental contingencies (see Note 8)	21.1	19.5
Income taxes payable (see Note 5)	18.1	11.3
Pension liabilities (see Note 6)	14.6	14.7
Accrued interest (see Note 3)	13.2	13.3
Operating lease liabilities (see Note 1)	8.6	—
Liability for dam spillway replacement (see Note 8)	6.0	—
Other accrued liabilities	84.3	81.7
	$386.2	$243.5

Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	June 30, 2019	December 31, 2018
Other Liabilities
Environmental contingencies (see Note 8)	$99.0	$106.9
Liability for dam spillway replacement (see Note 8)	38.8	—
Fair value of currency and interest rate contracts (see Note 4)	33.6	32.6
Deferred revenue (see Note 13)	24.3	29.2
Operating lease liabilities (see Note 1)	20.1	—
Retained obligations of divested businesses	13.3	10.0
Deferred income taxes	7.1	10.9
Asset retirement obligation	8.1	8.8
Postemployment liability	4.5	4.7
Liability to unconsolidated affiliate for plant under construction (see Note 15)	—	98.8
Other noncurrent liabilities	17.0	17.9
	$265.8	$319.8

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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
At June 30, 2019, Grace’s estimated liability for legacy environmental response costs totaled $120.1 million, compared with $126.4 million at December 31, 2018, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
Grace’s total estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at June 30, 2019, and December 31, 2018, was $79.4 million and $81.7 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At June 30, 2019, and December 31, 2018, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $40.7 million and $44.7 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

8. Commitments and Contingent Liabilities (Continued)

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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of June 30, 2019, Grace had gross financial assurances issued and outstanding of $144.7 million, composed of $68.7 million of surety bonds issued by various insurance companies and $76.0 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring costs in 2019 primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility in China, which were substantially paid by June 30, 2019. Restructuring costs in 2018 primarily related to plant exit costs and severance costs pertaining to sales force reorganization. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring expenses by reportable segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Catalysts Technologies	$1.9	$1.0	$2.1	$1.5
Materials Technologies	0.2	—	1.2	0.4
Corporate	(0.2)	—	(0.3)	0.1
Total restructuring expenses	$1.9	$1.0	$3.0	$2.0

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

The following table presents components of the change in the restructuring liability from December 31, 2018, to June 30, 2019.

(In millions)
Balance, December 31, 2018	$10.7
Accruals for severance and other costs	3.0
Payments	(6.3)
Balance, June 30, 2019	$7.4

Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three and six months ended June 30, 2019, were $4.5 million and $5.7 million compared with $17.8 million and $22.4 million for the corresponding prior-year periods. These expenses primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position. Substantially all of these expenses have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Defined benefit pension (income) expense other than service cost	$(1.5)	$(3.4)	$(3.0)	$(6.8)
Net (gain) loss on sales of investments and disposals of assets	0.9	0.9	1.4	1.3
Third-party acquisition-related costs	1.0	5.8	1.3	6.7
Currency transaction effects	(0.6)	(2.0)	(0.8)	(2.9)
Loss on early extinguishment of debt	—	4.8	—	4.8
Other miscellaneous (income) expense	0.3	(0.2)	(1.0)	(0.5)
Total other (income) expense, net	$0.1	$5.9	$(2.1)	$2.6

11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.3)	$0.1	$(0.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.2)	0.1	(0.1)
Currency translation adjustments	(6.9)	0.1	(6.8)
Gain (loss) from hedging activities	(8.7)	2.6	(6.1)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(15.8)	$2.8	$(13.0)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.5)	$0.1	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	—	0.2
Benefit plans, net	(0.3)	0.1	(0.2)
Currency translation adjustments	6.0	(1.1)	4.9
Gain (loss) from hedging activities	(13.0)	3.9	(9.1)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(7.3)	$2.9	$(4.4)

Three Months Ended June 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.4)	$0.1	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	—	0.1
Benefit plans, net	(0.3)	0.1	(0.2)
Currency translation adjustments	40.6	(2.7)	37.9
Gain (loss) from hedging activities	(8.2)	3.0	(5.2)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$32.1	$0.4	$32.5

Six Months Ended June 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.8)	$0.2	$(0.6)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.2	—	0.2
Benefit plans, net	(0.6)	0.2	(0.4)
Currency translation adjustments	19.8	(0.1)	19.7
Gain (loss) from hedging activities	(5.6)	2.2	(3.4)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$13.6	$2.3	$15.9
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.2	$76.2	$(8.5)	$67.9
Other comprehensive income (loss) before reclassifications	—	4.9	(2.1)	2.8
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(7.0)	(7.2)
Net current-period other comprehensive income (loss)	(0.2)	4.9	(9.1)	(4.4)
Ending balance	$—	$81.1	$(17.6)	$63.5

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2018 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.9	$41.6	$(2.6)	$39.9
Other comprehensive income (loss) before reclassifications	—	19.7	20.0	39.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(23.4)	(23.8)
Net current-period other comprehensive income (loss)	(0.4)	19.7	(3.4)	15.9
Ending balance	$0.5	$61.3	$(6.0)	$55.8

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
See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans.
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$76.2	$38.8	$100.9	$82.4
Denominators
Weighted average common shares—basic calculation	66.8	67.3	66.8	67.4
Dilutive effect of employee stock options	0.2	0.1	0.1	0.1
Weighted average common shares—diluted calculation	67.0	67.4	66.9	67.5
Basic earnings per share	$1.14	$0.58	$1.51	$1.22
Diluted earnings per share	$1.14	$0.58	$1.51	$1.22

There were 0.7 million and 0.8 million anti-dilutive options outstanding for the three and six months ended June 30, 2019, compared with 1.4 million and 1.7 million for the corresponding prior-year periods.
On February 8, 2017, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. During the six months ended June 30, 2019 and 2018, the Company repurchased 409,769 shares and 723,441 shares of Company common stock for $29.8 million and $49.8 million, respectively, pursuant to the terms of the share repurchase program. As of June 30, 2019, $109.1 million remained under the current authorization.

Notes to Consolidated Financial Statements (Continued)

13. Revenues

Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals, specialty materials and the licensing of technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Refining Catalysts	$71.9	$73.7	$50.1	$12.6	$208.3
Polyolefin and Chemical Catalysts	52.8	86.2	44.6	3.8	187.4
Total Catalysts Technologies	124.7	159.9	94.7	16.4	395.7
Coatings	7.0	17.6	9.1	1.9	35.6
Consumer/Pharma	12.6	13.8	6.4	5.0	37.8
Chemical process	9.1	19.7	8.1	1.4	38.3
Other	2.5	3.1	0.4	0.2	6.2
Total Materials Technologies	31.2	54.2	24.0	8.5	117.9
Total Grace	$155.9	$214.1	$118.7	$24.9	$513.6

Six Months Ended June 30, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$144.1	$140.3	$85.8	$19.9	$390.1
Polyolefin and Chemical Catalysts	98.6	151.1	97.0	8.6	355.3
Total Catalysts Technologies	242.7	291.4	182.8	28.5	745.4
Coatings	14.0	37.3	18.5	4.0	73.8
Consumer/Pharma	21.9	32.8	10.4	9.7	74.8
Chemical process	18.1	39.6	15.8	3.7	77.2
Other	3.7	7.6	0.4	0.2	11.9
Total Materials Technologies	57.7	117.3	45.1	17.6	237.7
Total Grace	$300.4	$408.7	$227.9	$46.1	$983.1

Three Months Ended June 30, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$67.2	$61.0	$53.4	$14.5	$196.1
Polyolefin and Chemical Catalysts	51.6	66.6	45.2	4.9	168.3
Total Catalysts Technologies	118.8	127.6	98.6	19.4	364.4
Coatings	7.7	19.7	11.4	2.4	41.2
Consumer/Pharma	8.9	13.5	5.9	4.7	33.0
Chemical process	10.1	20.9	8.0	2.3	41.3
Other	1.9	3.7	0.2	—	5.8
Total Materials Technologies	28.6	57.8	25.5	9.4	121.3
Total Grace	$147.4	$185.4	$124.1	$28.8	$485.7

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Six Months Ended June 30, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$137.1	$122.3	$92.2	$27.9	$379.5
Polyolefin and Chemical Catalysts	83.8	125.0	83.2	8.7	300.7
Total Catalysts Technologies	220.9	247.3	175.4	36.6	680.2
Coatings	14.8	40.2	23.2	$4.7	$82.9
Consumer/Pharma	16.6	26.7	10.2	9.4	62.9
Chemical process	17.5	41.7	15.2	4.6	79.0
Other	3.6	8.2	0.3	0.1	12.2
Total Materials Technologies	52.5	116.8	48.9	18.8	237.0
Total Grace	$273.4	$364.1	$224.3	$55.4	$917.2

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
The following table presents Grace’s deferred revenue balances as of June 30, 2019, and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Current	$34.4	$40.6
Noncurrent	24.3	29.2
Total	$58.7	$69.8

Grace records deferred revenues when cash payments are received or billed and due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $7.0 million and $16.6 million of revenue recognized for the three and six months ended June 30, 2019, that was included in the deferred revenue balance as of December 31, 2018.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $114 million as of June 30, 2019, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2019	16%
2020	25%
2021	23%
Thereafter through 2027	36%
100%

For the three and six months ended June 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
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
Grace defines Adjusted EBIT to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales or exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Reportable Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Sales
Catalysts Technologies	$395.7	$364.4	$745.4	$680.2
Materials Technologies	117.9	121.3	237.7	237.0
Total	$513.6	$485.7	$983.1	$917.2
Adjusted EBIT
Catalysts Technologies segment operating income	$125.2	$113.7	$226.6	$205.8
Materials Technologies segment operating income	24.1	29.6	48.1	53.7
Corporate costs	(18.0)	(19.8)	(34.2)	(36.4)
Certain pension costs	(4.6)	(4.0)	(9.4)	(7.8)
Total	$126.7	$119.5	$231.1	$215.3
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and six months ended June 30, 2019 and 2018, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Grace Adjusted EBIT	$126.7	$119.5	$231.1	$215.3
Costs related to legacy matters	(1.5)	(2.2)	(48.4)	(4.2)
Restructuring and repositioning expenses	(6.4)	(18.8)	(8.7)	(24.4)
Write-off of MTO inventory	(3.6)	—	(3.6)	—
Third-party acquisition-related costs	(1.0)	(5.8)	(1.3)	(6.7)
Amortization of acquired inventory fair value adjustment	—	(4.6)	—	(4.6)
Loss on early extinguishment of debt	—	(4.8)	—	(4.8)
Interest expense, net	(19.2)	(19.5)	(38.5)	(38.4)
Net income (loss) attributable to noncontrolling interests	0.2	(0.2)	0.1	(0.4)
Income (loss) before income taxes	$95.2	$63.6	$130.7	$131.8

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Sales
United States	$140.2	$138.1	$271.8	$250.5
Canada	15.7	9.3	28.6	22.9
Total North America	155.9	147.4	300.4	273.4
Europe Middle East Africa	214.1	185.4	408.7	364.1
Asia Pacific	118.7	124.1	227.9	224.3
Latin America	24.9	28.8	46.1	55.4
Total	$513.6	$485.7	$983.1	$917.2

15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $165.7 million and $156.1 million as of June 30, 2019, and December 31, 2018, respectively. The amount of ART’s earnings included in “equity in earnings of unconsolidated affiliate” in the accompanying Consolidated Statements of Operations totaled $6.0 million and $10.1 million for the three and six months ended June 30, 2019, compared with $8.2 million and $13.6 million for the corresponding prior-year periods. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	June 30, 2019	December 31, 2018
Summary Balance Sheet information:
Current assets	$281.3	$307.4
Noncurrent assets	204.3	160.2
Total assets	$485.6	$467.6

Current liabilities	$156.9	$158.3
Noncurrent liabilities	0.3	0.3
Total liabilities	$157.2	$158.6

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Summary Statement of Operations information:
Net sales	$120.0	$103.0	$231.5	$188.2
Costs and expenses applicable to net sales	102.2	84.0	199.5	154.7
Income before income taxes	12.8	16.9	22.5	28.2
Net income	12.0	16.2	21.2	27.7

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Product manufactured for ART	$59.3	$58.5	$126.1	$110.4
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.2	1.2	2.5	2.2
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	12.8	10.4	25.6	21.1

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	June 30, 2019	December 31, 2018
Accounts receivable	$13.5	$16.2
Current asset	143.8	—
Noncurrent asset	—	98.8
Accounts payable	28.6	32.0
Debt payable within one year	9.5	9.8
Debt payable after one year	37.9	38.3
Current liability	143.8	—
Noncurrent liability	—	98.8
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2020. No amounts were outstanding at June 30, 2019, and December 31, 2018.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, include trade accounts receivable of $0.7 million and $3.7 million, respectively, from these customers. Grace’s

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

Consolidated Statement of Operations for the three and six months ended June 30, 2019, includes $0.7 million and $3.9 million of revenues from these customers, compared with $3.8 million for each of the corresponding prior-year periods.
16. Acquisitions
Rive Technology, Inc. On June 17, 2019, Grace completed the acquisition of the business and assets of Rive Technology, Inc. for $22.8 million. The business is included in the Refining Technologies operating segment of the Catalysts Technologies reportable segment.
Polyolefin catalysts business of Albemarle Corporation On April 3, 2018, using cash on hand and borrowings under the 2018 U.S. dollar term loan, Grace acquired the assets of the polyolefin catalysts business of Albemarle Corporation. Grace acquired the business for $418.0 million, net of cash acquired and including customary post-closing adjustments. The business is included in the Specialty Catalysts operating segment of the Catalysts Technologies reportable segment. The acquisition is complementary to Grace's existing specialty catalysts business and strengthens Grace's commercial relationships, catalysts technology portfolio, and manufacturing network.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
We generally refer to the quarter ended June 30, 2019, as the “second quarter,” the quarter ended June 30, 2018, as the “prior-year quarter,” the quarter ended March 31, 2019, as the “2019 first quarter,” the six months ended June 30, 2019, as the “six months,” and the six months ended June 30, 2018, as the “prior-year period.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales increased 5.7% to $513.6 million.

•	Net income attributable to Grace shareholders increased 96.4% to $76.2 million.

•	Adjusted EBIT[1] increased 6.0% to $126.7 million.

•	Diluted earnings per share increased 96.6% to $1.14 per diluted share.

•	Adjusted EPS[1] increased 8.4% to $1.16 per diluted share.
1 Non-GAAP performance measures further discussed below.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two reportable segments.
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications, as follows:

•
Fluid catalytic cracking catalysts, also called FCC catalysts, that help to “crack” the hydrocarbon chains in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and feeds for production of petrochemicals; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides, and carbon monoxide from refinery FCC units.

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

•
Gas-phase polypropylene process technology, which provides our licensees with a proven, cost-effective, flexible, and reliable capability to manufacture polypropylene products having a wide spectrum of performance attributes, enabling customers to manufacture products for a broad array of end-use applications.

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
Global Scope
We operate our business on a global scale with approximately 72% of both our annual 2018 sales and our six months sales to customers located outside the United States. We operate and/or sell to customers in over 70 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared with the corresponding prior-year periods. Please refer to this Analysis of Operations when reviewing this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability, and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales and exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; and certain other items that are not representative of underlying trends.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by equity adjusted for debt; underfunded and unfunded defined benefit pension plans; liabilities related to legacy matters; cash, cash equivalents, and restricted cash; net income tax assets; and certain other assets and liabilities.
We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs included in cost of goods sold, the amortization of acquired inventory fair value adjustment, and write-offs of inventory related to exits of businesses and product lines.
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales and exits of businesses, product lines and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; certain other items that are not representative of underlying trends; certain discrete tax items; and income tax expense related to historical tax attributes.

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
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to legacy matters, and may exclude income and expenses from restructuring, repositioning, and other activities, which historically have been material components of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income and net income attributable to Grace shareholders, measured under U.S. GAAP, for a complete understanding of our results of operations.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales:
Catalysts Technologies	$395.7	$364.4	8.6%	$745.4	$680.2	9.6%
Materials Technologies	117.9	121.3	(2.8)%	237.7	237.0	0.3%
Total Grace net sales	$513.6	$485.7	5.7%	$983.1	$917.2	7.2%
Net sales by region:
North America	$155.9	$147.4	5.8%	$300.4	$273.4	9.9%
Europe Middle East Africa	214.1	185.4	15.5%	408.7	364.1	12.2%
Asia Pacific	118.7	124.1	(4.4)%	227.9	224.3	1.6%
Latin America	24.9	28.8	(13.5)%	46.1	55.4	(16.8)%
Total net sales by region	$513.6	$485.7	5.7%	$983.1	$917.2	7.2%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$125.2	$113.7	10.1%	$226.6	$205.8	10.1%
Materials Technologies segment operating income	24.1	29.6	(18.6)%	48.1	53.7	(10.4)%
Corporate costs	(18.0)	(19.8)	9.1%	(34.2)	(36.4)	6.0%
Certain pension costs(B)	(4.6)	(4.0)	(15.0)%	(9.4)	(7.8)	(20.5)%
Adjusted EBIT	126.7	119.5	6.0%	231.1	215.3	7.3%
Costs related to legacy matters	(1.5)	(2.2)		(48.4)	(4.2)
Restructuring and repositioning expenses	(6.4)	(18.8)		(8.7)	(24.4)
Third-party acquisition-related costs	(1.0)	(5.8)		(1.3)	(6.7)
Write-off of MTO inventory(C)	(3.6)	—		(3.6)	—
Amortization of acquired inventory fair value adjustment	—	(4.6)		—	(4.6)
Loss on early extinguishment of debt	—	(4.8)		—	(4.8)
Interest expense, net	(19.2)	(19.5)	1.5%	(38.5)	(38.4)	(0.3)%
(Provision for) benefit from income taxes	(18.8)	(25.0)	24.8%	(29.7)	(49.8)	40.4%
Income (loss) attributable to W. R. Grace & Co. shareholders	$76.2	$38.8	96.4%	$100.9	$82.4	22.5%
Diluted EPS	$1.14	$0.58	96.6%	$1.51	$1.22	23.8%
Adjusted EPS	$1.16	$1.07	8.4%	$2.09	$1.89	10.6%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	43.8%	43.5%	0.3 pts	43.2%	42.5%	0.7 pts
Materials Technologies	36.2%	39.9%	(3.7) pts	36.3%	38.2%	(1.9) pts
Adjusted Gross Margin	42.1%	42.6%	(0.5) pts	41.5%	41.4%	0.1 pts
Amortization of acquired inventory fair value adjustment	—%	(1.0)%	1.0 pts	—%	(0.5)%	0.5 pts
Write-off of MTO inventory(C)	(0.7)%	—%	(0.7) pts	(0.4)%	—%	(0.4) pts
Pension costs in cost of goods sold	(0.6)%	(0.7)%	0.1 pts	(0.6)%	(0.8)%	0.2 pts
Total Grace	40.8%	40.9%	(0.1) pts	40.5%	40.1%	0.4 pts
Adjusted EBIT:
Catalysts Technologies	$125.2	$113.7	10.1%	$226.6	$205.8	10.1%
Materials Technologies	24.1	29.6	(18.6)%	48.1	53.7	(10.4)%
Corporate, pension, and other	(22.6)	(23.8)	5.0%	(43.6)	(44.2)	1.4%
Total Grace	126.7	119.5	6.0%	231.1	215.3	7.3%
Depreciation and amortization:
Catalysts Technologies	$20.2	$21.3	(5.2)%	$40.7	$40.7	—%
Materials Technologies	3.6	3.7	(2.7)%	7.1	8.4	(15.5)%
Corporate	1.1	0.9	22.2%	2.0	1.8	11.1%
Total Grace	24.9	25.9	(3.9)%	49.8	50.9	(2.2)%
Adjusted EBITDA:
Catalysts Technologies	$145.4	$135.0	7.7%	$267.3	$246.5	8.4%
Materials Technologies	27.7	33.3	(16.8)%	55.2	62.1	(11.1)%
Corporate, pension, and other	(21.5)	(22.9)	6.1%	(41.6)	(42.4)	1.9%
Total Grace	151.6	145.4	4.3%	280.9	266.2	5.5%
Adjusted EBIT margin:
Catalysts Technologies	31.6%	31.2%	0.4 pts	30.4%	30.3%	0.1 pts
Materials Technologies	20.4%	24.4%	(4.0) pts	20.2%	22.7%	(2.5) pts
Total Grace	24.7%	24.6%	0.1 pts	23.5%	23.5%	0.0 pts
Adjusted EBITDA margin:
Catalysts Technologies	36.7%	37.0%	(0.3) pts	35.9%	36.2%	(0.3) pts
Materials Technologies	23.5%	27.5%	(4.0) pts	23.2%	26.2%	(3.0) pts
Total Grace	29.5%	29.9%	(0.4) pts	28.6%	29.0%	(0.4) pts

Analysis of Operations (In millions)	Four Quarters Ended June 30,
	2019	2018
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$186.1	$6.8
Adjusted EBIT	472.5	438.5

Total equity	387.3	294.9
Reconciliation to Invested Capital:
Total debt	1,983.0	1,986.6
Underfunded and unfunded defined benefit pension plans	433.9	452.2
Liabilities related to legacy matters	165.5	61.5
Cash, cash equivalents, and restricted cash	(159.9)	(132.8)
Net income tax assets	(502.1)	(515.5)
Other items	18.7	14.4
Adjusted Invested Capital	$2,326.4	$2,161.3

Return on equity	48.1%	2.3%
Adjusted EBIT Return On Invested Capital	20.3%	20.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not meaningful

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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

(C)	In June 2019, we idled our methanol-to-olefins (“MTO”) manufacturing facility in China.

Grace Overview
Following is an overview of our financial performance for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales and Gross Margin
Sales were $513.6 million and $983.1 million for the second quarter and six months, respectively, compared with $485.7 million and $917.2 million for the corresponding prior-year periods. Gross margin was 40.8% and 40.5% for the second quarter and six months, respectively, compared with 40.9% and 40.1% for the corresponding prior-year periods. Adjusted Gross Margin was 42.1% and 41.5% for the second quarter and six months, respectively, compared with 42.6% and 41.4% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended June 30, 2019 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	7.1%	3.0%	(1.5)%	8.6%
Materials Technologies	0.2%	1.8%	(4.8)%	(2.8)%
Net sales	5.3%	2.7%	(2.3)%	5.7%
By Region:
North America	2.8%	3.0%	—%	5.8%
Europe Middle East Africa (EMEA)	18.0%	2.5%	(5.0)%	15.5%
Asia Pacific	(6.3)%	2.2%	(0.3)%	(4.4)%
Latin America	(12.4)%	4.8%	(5.9)%	(13.5)%
Sales for the second quarter increased 5.7%, up 8.0% on constant currency, compared with the prior-year quarter. Higher sales volumes in Catalysts Technologies were driven by growth in EMEA and North America, partially offset by lower volumes in Asia and Latin America. Sales volumes in Materials Technologies were up driven primarily by growth in the Americas, partially offset by lower sales in EMEA and Asia. Improved pricing benefited both segments and was partially offset by unfavorable currency translation.
Gross margin decreased 10 basis points to 40.8% for the second quarter. Adjusted Gross Margin decreased 50 basis points to 42.1% for the second quarter. The decreases were primarily due to a difficult comparison to the prior-year quarter in Materials Technologies.

	Six Months Ended June 30, 2019 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	8.6%	2.6%	(1.6)%	9.6%
Materials Technologies	3.1%	2.1%	(4.9)%	0.3%
Net sales	7.1%	2.5%	(2.4)%	7.2%
By Region:
North America	6.7%	3.2%	—%	9.9%
Europe Middle East Africa	14.8%	2.4%	(5.0)%	12.2%
Asia Pacific	1.1%	0.9%	(0.4)%	1.6%
Latin America	(17.3)%	6.2%	(5.7)%	(16.8)%
Sales for the six months increased 7.2%, up 9.6% on constant currency, compared with the prior-year period. Higher sales volumes in Catalysts Technologies were driven by specialty catalysts due to growth in EMEA and Asia in the existing businesses as well as the polyolefin catalysts acquisition. Sales volumes in Materials Technologies were up driven by growth in EMEA and the Americas, partially offset by a decline in Asia. Improved pricing benefited both segments and was partially offset by unfavorable currency translation.
Gross margin increased 40 basis points to 40.5% for the six months from 40.1% for the prior-year period. Adjusted Gross Margin increased 10 basis points to 41.5% for the six months from 41.4% for the prior-year period. The increases were primarily due to improved pricing, higher sales volumes, lower depreciation expense, and favorable product and regional mix, partially offset by higher manufacturing costs including a 100 basis point impact related to higher raw materials and energy costs.
Grace Net Income

Net income attributable to Grace was $76.2 million for the second quarter, an increase of 96.4% compared with $38.8 million for the prior-year quarter. The increase was primarily due to higher operating income from our Catalysts Technologies segment, lower restructuring and repositioning expenses, and a lower provision for income taxes.
Net income attributable to Grace shareholders was $100.9 million for the six months, an increase of 22.5% compared with $82.4 million for the prior-year period. The increase was primarily due to higher operating income from our Catalysts Technologies segment, a lower provision for income taxes, and lower restructuring and repositioning expenses, partially offset by a $45.0 million charge for the estimated costs of construction of a new dam spillway at our former vermiculite mine site in Libby, Montana.

Adjusted EBIT

Adjusted EBIT was $126.7 million for the second quarter, an increase of 6.0% compared with the prior-year quarter. The increase was primarily due to higher gross profit and lower operating expenses, partially offset by lower income from our ART joint venture and unfavorable currency transaction effects compared with the prior-year quarter.
Adjusted EBIT was $231.1 million for the six months, an increase of 7.3% compared with the prior-year period. The increase was primarily due to higher gross profit including from the polyolefin catalysts acquisition, partially offset by lower income from our ART joint venture, unfavorable currency transaction effects, higher amortization expense, and higher operating expenses.
Adjusted EPS
The following tables reconcile our Diluted EPS to our Adjusted EPS:

	Three Months Ended June 30,
	2019				2018
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$1.14				$0.58
Restructuring and repositioning expenses	$6.4	$1.1	$5.3	0.08	$18.8	$4.6	$14.2	0.21
Write-off of MTO inventory	3.6	—	3.6	0.05	—	—	—	—
Costs related to legacy matters	1.5	0.4	1.1	0.02	2.2	0.6	1.6	0.02
Third-party acquisition-related costs	1.0	0.3	0.7	0.01	5.8	1.3	4.5	0.07
Amortization of acquired inventory fair value adjustment	—	—	—	—	4.6	1.1	3.5	0.05
Loss on early extinguishment of debt	—	—	—	—	4.8	1.1	3.7	0.05
Income tax expense related to historical tax attributes(1)		(2.3)	2.3	0.03		(4.7)	4.7	0.07
Discrete tax items		11.3	(11.3)	(0.17)		(1.1)	1.1	0.02
Adjusted EPS				$1.16				$1.07

	Six Months Ended June 30,
	2019				2018
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted earnings per share				$1.51				$1.22
Costs related to legacy matters	$48.4	$13.2	$35.2	0.53	$4.2	$1.0	$3.2	0.05
Restructuring and repositioning expenses	8.7	1.6	7.1	0.11	24.4	5.7	18.7	0.28
Write-off of MTO inventory	3.6	—	3.6	0.05	—	—	—	—
Third-party acquisition-related costs	1.3	0.4	0.9	0.01	6.7	1.6	5.1	0.08
Amortization of acquired inventory fair value adjustment	—	—	—	—	4.6	1.1	3.5	0.05
Loss on early extinguishment of debt	—	—	—	—	4.8	1.1	3.7	0.05
Income tax expense related to historical tax attributes(1)		(2.3)	2.3	0.03		(9.4)	9.4	0.14
Discrete tax items		10.3	(10.3)	(0.15)		(1.1)	1.1	0.02
Adjusted EPS				$2.09				$1.89
___________________________________________________________________________________________________________________

(1)
Our historical tax attribute carryforwards (net operating losses and tax credits) unfavorably affected our tax expense with respect to certain provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). To normalize the effective tax rate, an adjustment was made to eliminate the tax expense impact associated with the historical tax attributes.

Return on Equity and Adjusted EBIT Return On Invested Capital

Return on equity for the second quarter was 48.1% on a trailing four quarters basis compared with 2.3% on the same basis as of June 30, 2018. Net income on a trailing four quarters basis as of June 30, 2018, includes charges related to the TCJA recorded in the 2017 fourth quarter. Adjusted EBIT Return On Invested Capital for the second quarter was 20.3% on a trailing four quarters basis, flat compared with such measure calculated on the same basis as of June 30, 2018.
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
Net Sales—Grace Catalysts Technologies

Sales were $395.7 million for the second quarter, an increase of 8.6%, or 10.1% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+7.1%) and improved pricing (+3.0%). Higher sales volumes were driven by growth in EMEA and North America, partially offset by lower volumes in Asia and Latin America. Pricing improved across all regions. Higher sales volumes and improved pricing were partially offset by unfavorable currency translation as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter.
Sales were $745.4 million for the six months, an increase of 9.6%, or 11.2% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+8.6%) and improved pricing (+2.6%). Higher sales volumes were driven primarily by specialty catalysts, which benefited from growth in EMEA and Asia in the existing business as well as the polyolefin catalysts acquisition. Pricing improved across all regions in both refining catalysts and specialty catalysts. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year period.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $173.5 million for the second quarter, an increase of 9.5% compared with the prior-year quarter. Gross margin of 43.8% increased 30 basis points from 43.5% for the prior-year quarter. The increase in gross margin was primarily due to favorable product and regional mix, higher sales volumes and improved pricing, partially offset by higher manufacturing costs including an 80 basis point impact related to higher raw materials and energy costs.
Operating income was $125.2 million for the second quarter, an increase of 10.1% compared with the prior-year quarter, primarily due to higher gross profit, partially offset by lower income from our ART joint venture and unfavorable effects of currency exchange rates. The ART joint venture contributed $6.0 million to operating income, a decrease of $2.2 million compared with the prior-year quarter. Operating margin for the second quarter was 31.6%, an increase of 40 basis points compared with the prior-year quarter.
Gross profit was $321.7 million for the six months, an increase of 11.2% compared with the prior-year period. Gross margin of 43.2% increased 70 basis points compared with 42.5% for the prior-year period. The increase in gross margin was primarily due to improved pricing, higher sales volumes including the polyolefin catalysts acquisition, favorable product and regional mix, and lower depreciation expense, partially offset by higher manufacturing costs including a 90 basis point impact related to higher raw materials and energy costs.
Operating income was $226.6 million for the six months, an increase of 10.1% compared with the prior-year period, primarily due to higher gross profit, partially offset by lower income from our ART joint venture, higher operating expenses, and unfavorable effects of currency exchange rates. The ART joint venture contributed $10.1 million to operating income, a decrease of $3.5 million compared with the prior-year period. Operating margin for the six months was 30.4%, an increase of 10 basis points compared with the prior-year period.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $117.9 million for the second quarter, a decrease of 2.8%, or an increase of 2.0% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to improved pricing (+1.8%) and higher sales volumes (+0.2%). Pricing improved primarily in EMEA and North America. Higher sales volumes were driven by higher consumer/pharma sales primarily due to higher demand in North America, partially offset by lower coatings sales in EMEA and Asia. The increase in sales was partially offset by unfavorable currency translation as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year quarter.
Sales were $237.7 million for the six months, an increase of 0.3%, or 5.2% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+3.1%) and improved pricing (+2.1%). The increase in sales volumes was primarily driven by higher consumer/pharma sales in EMEA and North America, partially offset by lower coatings sales in Asia. Pricing improved across all regions. The increase in sales volumes was partially offset by unfavorable currency translation as the U.S. dollar strengthened against multiple currencies, especially the euro, compared with the prior-year period. Materials Technologies is our reportable segment most sensitive to changes in the euro.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $42.6 million for the second quarter, a decrease of 12.0% compared with the prior-year quarter. Gross margin of 36.2% decreased 370 basis points in a difficult comparison with 39.9% for the prior-year quarter. The decrease in gross margin was primarily due to higher manufacturing costs including 130 basis points of higher costs directly related to a significant manufacturing disruption to one of our silicas plants and 80 basis points related to higher raw materials and energy costs, and unfavorable product and regional mix, partially offset by improved pricing.
Operating income was $24.1 million for the second quarter, a decrease of 18.6% compared with the prior-year quarter, primarily due to lower gross profit, partially offset by lower operating expenses. Operating margin for the second quarter was 20.4%, a decrease of 400 basis points compared with the prior-year quarter.
Gross profit was $86.2 million for the six months, a decrease of 4.6% compared with the prior-year period. Gross margin of 36.3% decreased 190 basis points compared with the prior-year period. The decrease in gross margin was primarily due to higher manufacturing costs including 120 basis points related to higher raw materials and energy costs and costs directly related to a significant manufacturing disruption to one of our silicas plants, and unfavorable product and regional mix, partially offset by improved pricing and lower depreciation expense.
Operating income was $48.1 million for the six months, a decrease of 10.4% compared with the prior-year period, primarily due to lower gross profit and higher operating expenses. Operating margin for the six months was 20.2%, a decrease of 250 basis points compared with the prior-year period.
Corporate Costs

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the second quarter and six months were $18.0 million and $34.2 million, decreases of $1.8 million and $2.2 million, respectively, from the corresponding prior-year periods. The decreases were primarily due to lower accruals for incentive compensation.
Restructuring and Repositioning Expenses
During the second quarter and six months, we incurred $1.9 million and $3.0 million, respectively, of restructuring expenses primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility in China, compared with $1.0 million and $2.0 million, respectively, in the corresponding prior-year periods, which was primarily related to plant exit costs and severance costs pertaining to sales force reorganization. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Pretax repositioning expenses for the second quarter and six months were $4.5 million and $5.7 million, respectively, compared with $17.8 million and $22.4 million, respectively, in the corresponding prior-year periods. Expenses primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Substantially all of these expenses have been or are expected to be settled in cash.

The following table presents the major components of restructuring and repositioning expenses recorded in the second quarter and six months and the corresponding prior-year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Write-off of plant equipment and engineering costs	$—	$9.1	$—	$9.1
Third-party costs of manufacturing and business transformation programs	2.3	4.9	3.4	8.1
Employee severance	2.4	2.5	3.9	3.7
Other	1.7	2.3	1.4	3.5
Total restructuring and repositioning expenses	$6.4	$18.8	$8.7	$24.4
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $4.6 million and $9.4 million, respectively, compared with $4.0 million and $7.8 million, respectively, for the corresponding prior-year periods. The increases were primarily due to a decrease in expected return on assets as a result of negative asset returns in 2018, partially offset by a decrease in service cost and interest cost due to an increase in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $19.2 million for the second quarter, a decrease of 1.5% from the prior-year quarter, and $38.5 million for the six months, an increase of 0.3% compared with the corresponding prior-year period.
Income Taxes
Our effective tax rates for the six months ended June 30, 2019 and 2018, were 22.7% and 37.8%, respectively. Our effective tax rate for the six months differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S., partially offset by discrete benefits related to changes in tax law and to favorable resolution of uncertain tax positions. Our effective tax rate for the prior-year period was higher than the U.S. federal statutory rate primarily due to the impact of not being able to benefit from certain favorable provisions of GILTI due to the use of net operating loss carryforwards. In 2019, we are forecasting sufficient U.S. federal taxable income to partially benefit from these favorable GILTI provisions.
As of June 30, 2019, Grace has $302.8 million in federal tax credit carryforwards before unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017 imposed a minimum U.S. tax on GILTI. To arrive at the requisite minimum tax on GILTI, the U.S. tax law provides for a deduction that is intended to lower the effective tax rate on the GILTI inclusion and either a deduction for foreign taxes paid or accrued or the ability to utilize foreign tax credits. These benefits are limited if a company does not have sufficient U.S. taxable income. For the six months, Grace was able to partially benefit from the provisions. In 2018, Grace did not have sufficient U.S. taxable income to benefit from the deduction on the GILTI inclusion or to claim foreign tax credits for the GILTI inclusion. We are reflecting the aforementioned benefits in 2019 based on our projections of U.S. federal taxable income. Such projections may change in subsequent quarters, which could change our U.S. GAAP tax expense and net income for 2019.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2019.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through repurchase of shares and dividends.

On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. Under this program, during the six months we repurchased 409,769 shares of Company common stock for $29.8 million. As of June 30, 2019, $109.1 million remained under the current authorization.
We paid cash dividends of $36.6 million during the six months. On February 8, 2018, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.96 per share of Company common stock, effective with the dividend paid March 22, 2018. On February 7, 2019, we announced that the Board of Directors had approved a further increase to $1.08 per share of Company common stock, effective with the dividend paid March 21, 2019.
We believe that the cash we expect to generate during 2019 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt and pension obligations.
Cash Resources and Available Credit Facilities
At June 30, 2019, we had available liquidity of $568.4 million, consisting of $159.5 million in cash and cash equivalents ($40.9 million in the U.S.), $370.6 million available under our revolving credit facility, and $38.3 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of June 30, 2019:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$11.9	$9.2	April 3, 2023
Other countries	39.4	29.1	April 3, 2023, as well as open-ended
Total	$51.3	$38.3
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by (used for) operating activities	$144.9	$119.0
Net cash provided by (used for) investing activities	(127.3)	(499.0)
Net cash provided by (used for) financing activities	(58.7)	350.3
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(1.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41.1)	(30.7)
Cash, cash equivalents, and restricted cash, beginning of period	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$159.9	$132.8
Net cash provided by operating activities for the six months was $144.9 million compared with $119.0 million for the prior-year period. The year-over-year change in cash flow was primarily due to higher net income and better inventory performance for the six months, and a $50.0 million accelerated contribution to the U.S. defined benefit pension plans that occurred in the 2018 second quarter, partially offset by higher advance payments from customers and lower accounts receivable in the prior-year period.

Net cash used for investing activities for the six months was $127.3 million compared with $499.0 million for the prior-year period. The year-over-year change in cash flow was primarily due to the purchase of the polyolefin catalysts business of Albemarle Corporation for $420.9 million during the second quarter of 2018. Cash paid for capital expenditures was $101.5 million for the six months compared with $90.8 million for the prior-year period.
Net cash used for financing activities for the six months was $58.7 million compared with cash provided by financing activities of $350.3 million in the prior-year period. The year-over-year change in cash flow was primarily due to the borrowings under the 2018 credit agreement, offset by the repayment of the outstanding 2014 U.S. dollar and euro term loans during the second quarter of 2018.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2019, was $1,983.0 million. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Retirement Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Six Months Ended June 30,
(In millions)	2019	2018
U.S. advance-funded plans	$—	$50.0
U.S. pay-as-you-go plans	3.6	3.5
Non-U.S. advance-funded plans	0.7	0.5
Non-U.S. pay-as-you-go plans	3.7	3.9
Total Cash Contributions	$8.0	$57.9
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $4.4 million to these plans during the six months and the prior-year period.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We experienced raw materials cost inflation throughout 2018 and the first half of 2019. We try to minimize these impacts through effective control of operating expenses, productivity improvements, and hedging purchases of certain raw materials, as well as price increases on our products.
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

Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; Grace’s legal and environmental proceedings; environmental compliance costs; the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2019, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing; or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions.
The following table presents information regarding the repurchase of Company common stock by or on behalf of Grace or any “affiliated purchaser” of Grace during the three months ended June 30, 2019:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2019 - 4/30/2019	28,445	77.02	28,445	131.9
5/1/2019 - 5/31/2019	233,920	73.39	233,920	114.8
6/1/2019 - 6/30/2019	77,544	72.36	77,544	109.1
Total	339,909	73.46	339,909

Item 4.    MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Report.
Item 6.    EXHIBITS
In reviewing the agreements included as exhibits to this and other Reports filed by Grace with the Securities and Exchange Commission (the “SEC”), please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Grace or other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement. These representations and warranties:

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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
31(i).1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

Exhibit No.	Description of Exhibit	Location
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W R GRACE & CO (Registrant)

Date: August 7, 2019	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer)