Form 10-Q
period 2019-09-30
W R GRACE & CO
filed 2019-11-07
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, $0.01 par value per share	66,735,745	shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$470.5	$494.9	$1,453.6	$1,412.1
Cost of goods sold	279.5	292.7	864.6	841.7
Gross profit	191.0	202.2	589.0	570.4
Selling, general and administrative expenses	74.2	74.7	223.7	223.5
Research and development expenses	14.9	15.7	48.2	46.5
Costs related to legacy matters	3.7	74.6	52.1	78.8
Equity in earnings of unconsolidated affiliate	(3.8)	(5.9)	(13.9)	(19.5)
Restructuring and repositioning expenses	3.4	8.4	12.1	32.8
Interest expense and related financing costs	18.6	20.4	58.2	59.6
Other (income) expense, net	(1.1)	(2.3)	(3.2)	0.3
Total costs and expenses	109.9	185.6	377.2	422.0
Income (loss) before income taxes	81.1	16.6	211.8	148.4
(Provision for) benefit from income taxes	(27.3)	(0.7)	(57.0)	(50.5)
Net income (loss)	53.8	15.9	154.8	97.9
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	0.2	(0.2)	0.6
Net income (loss) attributable to W. R. Grace & Co. shareholders	$53.7	$16.1	$154.6	$98.5
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.81	$0.24	$2.31	$1.46
Weighted average number of basic shares	66.7	67.1	66.8	67.3
Diluted earnings per share:
Net income (loss)	$0.80	$0.24	$2.31	$1.46
Weighted average number of diluted shares	66.8	67.2	66.9	67.4
Dividends per common share	$0.27	$0.24	$0.81	$0.72

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$53.8	$15.9	$154.8	$97.9
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.1)	(0.3)	(0.3)	(0.7)
Currency translation adjustments	22.4	(11.1)	27.3	8.6
Gain (loss) from hedging activities	(0.5)	2.1	(9.6)	(1.3)
Total other comprehensive income (loss)	21.8	(9.3)	17.4	6.6
Comprehensive income (loss)	75.6	6.6	172.2	104.5
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.1)	0.2	(0.2)	0.6
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$75.5	$6.8	$172.0	$105.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$154.8	$97.9
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	75.3	76.1
Equity in earnings of unconsolidated affiliate	(13.9)	(19.5)
Costs related to legacy matters	52.1	78.8
Cash paid for legacy matters	(13.8)	(18.1)
Provision for (benefit from) income taxes	57.0	50.5
Cash paid for income taxes	(39.6)	(29.3)
Income tax refunds received	7.1	0.3
Loss on early extinguishment of debt	—	4.8
Interest expense and related financing costs	58.2	59.6
Cash paid for interest	(44.3)	(46.3)
Defined benefit pension expense	13.9	11.6
Cash paid under defined benefit pension arrangements	(12.3)	(61.8)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	11.6	13.1
Inventories	(58.0)	(61.2)
Accounts payable	13.6	17.6
All other items, net	6.7	59.9
Net cash provided by (used for) operating activities	268.4	234.0
INVESTING ACTIVITIES
Cash paid for capital expenditures	(142.6)	(161.7)
Business acquired, net of cash acquired	(22.8)	(418.0)
Other investing activities, net	(4.4)	13.8
Net cash provided by (used for) investing activities	(169.8)	(565.9)
FINANCING ACTIVITIES
Borrowings under credit arrangements	10.3	998.9
Repayments under credit arrangements	(17.5)	(558.5)
Cash paid for debt financing costs	—	(11.8)
Cash paid for repurchases of common stock	(29.8)	(60.1)
Proceeds from exercise of stock options	19.1	6.7
Dividends paid to shareholders	(54.6)	(48.5)
Other financing activities, net	(4.9)	(3.5)
Net cash provided by (used for) financing activities	(77.4)	323.2
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(3.3)	(1.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17.9	(10.2)
Cash, cash equivalents, and restricted cash, beginning of period	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$218.9	$153.3

Supplemental disclosure of cash flow information
Capital expenditures in accounts payable	$39.4	$36.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$218.5	$200.5
Restricted cash and cash equivalents	0.4	0.5
Trade accounts receivable, less allowance of $13.6 (2018—$11.6)	265.6	288.5
Inventories	336.5	281.1
Other current assets	230.5	86.7
Total Current Assets	1,051.5	857.3
Properties and equipment, net of accumulated depreciation and amortization of $1,488.0 (2018—$1,482.8)	1,098.8	1,011.7
Goodwill	555.7	540.4
Technology and other intangible assets, net	348.4	356.5
Deferred income taxes	505.0	529.4
Investment in unconsolidated affiliate	168.5	156.1
Other assets	51.8	113.9
Total Assets	$3,779.7	$3,565.3
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$22.9	$22.3
Accounts payable	266.4	248.6
Other current liabilities	415.4	243.5
Total Current Liabilities	704.7	514.4
Debt payable after one year	1,959.3	1,961.0
Unfunded defined benefit pension plans	355.9	366.0
Underfunded defined benefit pension plans	68.4	67.1
Other liabilities	239.7	319.8
Total Liabilities	3,328.0	3,228.3
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,735,745 (2018—66,792,968)	0.7	0.7
Paid-in capital	474.7	481.1
Retained earnings	776.9	676.7
Treasury stock, at cost: shares: 10,720,888 (2018—10,663,659)	(892.2)	(895.5)
Accumulated other comprehensive income (loss)	85.3	67.9
Total W. R. Grace & Co. Shareholders’ Equity	445.4	330.9
Noncontrolling interests	6.3	6.1
Total Equity	451.7	337.0
Total Liabilities and Equity	$3,779.7	$3,565.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$481.8	$676.7	$(895.5)	$67.9	$6.1	$337.0
Net income (loss)	—	24.7	—	—	(0.1)	24.6
Repurchase of common stock	—	—	(4.8)	—	—	(4.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.3)	—	—	—	—	(4.3)
Stock-based compensation	1.9	—	—	—	—	1.9
Exercise of stock options	(2.2)	—	11.4	—	—	9.2
Shares issued	(7.4)	—	7.1	—	—	(0.3)
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	8.6	—	8.6
Balance, March 31, 2019	$469.8	$683.3	$(881.8)	$76.5	$6.0	$353.8
Net income (loss)	—	76.2	—	—	0.2	76.4
Repurchase of common stock	—	—	(25.0)	—	—	(25.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.6)	—	—	—	—	(0.6)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(2.4)	—	11.2	—	—	8.8
Shares issued	(0.5)	—	1.9	—	—	1.4
Dividends declared	—	(18.2)	—	—	—	(18.2)
Other comprehensive (loss) income	—	—	—	(13.0)	—	(13.0)
Balance, June 30, 2019	$470.0	$741.3	$(893.7)	$63.5	$6.2	$387.3
Net income (loss)	—	53.7	—	—	0.1	53.8
Stock-based compensation	5.8	—	—	—	—	5.8
Exercise of stock options	(0.4)	—	1.5	—	—	1.1
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	21.8	—	21.8
Balance, September 30, 2019	$475.4	$776.9	$(892.2)	$85.3	$6.3	$451.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited) (Continued)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	43.6	—	—	(0.2)	43.4
Repurchase of common stock	—	—	(35.0)	—	—	(35.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(0.4)	—	1.2	—	—	0.8
Shares issued	(1.3)	—	1.3	—	—	—
Dividends declared	—	(16.2)	—	—	—	(16.2)
Other comprehensive (loss) income	—	—	—	(16.6)	—	(16.6)
Effect of adopting ASC 606	—	3.2	—	—	—	3.2
Balance, March 31, 2018	$476.8	$603.7	$(864.6)	$23.3	$6.7	$245.9
Net income (loss)	—	38.8	—	—	(0.2)	38.6
Repurchase of common stock	—	—	(14.8)	—	—	(14.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(2.3)	—	—	—	—	(2.3)
Stock-based compensation	5.9	—	—	—	—	5.9
Exercise of stock options	(3.7)	—	9.0	—	—	5.3
Shares issued	(3.9)	—	4.7	—	—	0.8
Dividends declared	—	(16.3)	—	—	—	(16.3)
Other comprehensive (loss) income	—	—	—	32.5	—	32.5
Effect of adopting ASC 606	—	(0.7)	—	—	—	(0.7)
Balance, June 30, 2018	$472.8	$625.5	$(865.7)	$55.8	$6.5	$294.9
Net income (loss)	—	16.1	—	—	(0.2)	15.9
Repurchase of common stock	—	—	(10.3)	—	—	(10.3)
Payments in consideration of employee tax obligations related to stock-based compensation	0.1	—	—	—	—	0.1
Stock-based compensation	4.9	—	—	—	—	4.9
Exercise of stock options	(0.1)	—	0.4	—	—	0.3
Shares issued	—	—	(0.1)	—	—	(0.1)
Dividends declared	—	(16.2)	—	—	—	(16.2)
Other comprehensive (loss) income	—	—	—	(9.3)	—	(9.3)
Balance, September 30, 2018	$477.7	$625.4	$(875.7)	$46.5	$6.3	$280.2

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
The results of operations for the nine-month interim period ended September 30, 2019, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2019.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This update requires companies to implement an impairment model based on expected credit losses, rather than probable incurred losses. This update is effective for Grace on January 1, 2020, with early adoption permitted. Grace will adopt the update in the 2020 first quarter and does not expect the update to have a material effect on the Consolidated Financial Statements.

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
Grace leases certain real estate, office space, vehicles, railcars, and plant and office equipment, substantially all of which are accounted for as operating leases. Finance lease costs and sublease income are not material. Many of Grace’s leases contain renewal options, which are exercisable at Grace’s discretion and may be included in lease terms when they are reasonably certain to be exercised. Grace’s lease agreements do not contain material restrictive covenants or material residual value guarantees. Where available, Grace uses the interest rate implicit in the lease to calculate the estimated present value of lease payment obligations. Where such a rate is not available, Grace uses an incremental borrowing rate based on credit-adjusted and term-specific discount rates, using a third-party yield curve.
Grace recognized operating lease right-of-use assets, net of accumulated amortization, of $31.6 million and operating lease liabilities of $32.2 million as of September 30, 2019.

(in millions)	Amount	Balance Sheet Location
Operating lease right of use asset	$31.6	Other assets
Operating lease liability—current	9.5	Other current liabilities
Operating lease liability—noncurrent	22.7	Other liabilities

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

The following table presents Grace’s costs and cash flow information related to operating leases.

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2.9	$9.0
Short-term and variable lease cost	5.1	13.4
Total lease cost	$8.0	$22.4

Cash payments related to operating leases	$2.8	$8.9
Right-of-use assets obtained in exchange for new operating lease liabilities	5.1	9.9
The following table presents the weighted average discount rate and weighted average remaining lease term related to Grace’s operating leases.

September 30, 2019
Weighted average discount rate	6.6%
Weighted average remaining lease term	6.9 years

The following maturity analysis presents minimum expected operating lease payments at September 30, 2019.

(In millions)
2019	$3.0
2020	10.4
2021	7.4
2022	5.0
2023	3.1
Thereafter	12.3
Total undiscounted lease payments	41.2
Less: imputed interest	9.0
Present value of lease liabilities	$32.2

Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2019, and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$63.5	$56.3
In process	64.4	49.1
Finished products	173.6	144.5
Other	35.0	31.2
Total inventory	$336.5	$281.1

3. Debt
Components of Debt

(In millions)	September 30, 2019	December 31, 2018
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $7.4 (2018—$8.7)	$933.1	$938.9
5.125% senior notes due 2021, net of unamortized debt issuance costs of $3.0 (2018—$4.2)	697.0	695.8
5.625% senior notes due 2024, net of unamortized debt issuance costs of $2.6 (2018—$3.0)	297.4	297.0
Debt payable to unconsolidated affiliate	48.2	48.1
Other borrowings	6.5	3.5
Total debt	1,982.2	1,983.3
Less debt payable within one year	22.9	22.3
Debt payable after one year	$1,959.3	$1,961.0
Weighted average interest rates on total debt	3.8%	3.9%

See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of September 30, 2019, the available credit under this facility was reduced to $371.1 million by outstanding letters of credit.
The principal maturities of debt outstanding at September 30, 2019, were as follows:

(In millions)
2019	$8.1
2020	20.1
2021	715.8
2022	18.0
2023	17.0
Thereafter	1,203.2
Total debt	$1,982.2

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
At September 30, 2019, and December 31, 2018, the carrying amounts and fair values of Grace’s debt were as follows:

	September 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan(1)	$933.1	$935.3	$938.9	$914.8
5.125% senior notes due 2021(2)	697.0	725.9	695.8	697.5
5.625% senior notes due 2024(2)	297.4	320.5	297.0	301.8
Other borrowings	54.7	54.7	51.6	51.6
Total debt	$1,982.2	$2,036.4	$1,983.3	$1,965.7
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized debt issuance costs and discounts of $7.4 million and $8.7 million as of September 30, 2019, and December 31, 2018, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs of $3.0 million and $2.6 million as of September 30, 2019, and $4.2 million and $3.0 million as of December 31, 2018, related to the 5.125% senior notes due 2021 and 5.625% senior notes due 2024, respectively.

At September 30, 2019, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of September 30, 2019, were $194.4 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018:

	Fair Value Measurements at September 30, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$11.7	$—	$11.7	$—
Variable-to-fixed cross-currency swaps	10.5	—	10.5	—
Total Assets	$22.2	$—	$22.2	$—
Liabilities
Currency derivatives	$0.3	$—	$0.3	$—
Interest rate derivatives	4.1	—	4.1	—
Total Liabilities	$4.4	$—	$4.4	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Fair Value Measurements at December 31, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$3.7	$—	$3.7	$—
Total Assets	$3.7	$—	$3.7	$—
Liabilities
Currency derivatives	$10.5	$—	$10.5	$—
Interest rate derivatives	0.8	—	0.8	—
Variable-to-fixed cross-currency swaps	3.6	—	3.6	—
Total Liabilities	$14.9	$—	$14.9	$—

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018:

September 30, 2019 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$5.4	Other current liabilities	$—
Currency contracts	Other assets	6.3	Other liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	1.0
Interest rate contracts	Other assets	—	Other liabilities	3.1
Variable-to-fixed cross-currency swaps	Other current assets	10.9	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other liabilities	(0.4)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.2)
Currency contracts	Other current assets	—	Other current liabilities	0.5
Total derivatives		$22.2		$4.4

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

December 31, 2018 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.4	Other current assets	$(2.9)
Currency contracts	Other assets	1.3	Other liabilities	12.9
Interest rate contracts	Other current assets	—	Other current liabilities	0.1
Interest rate contracts	Other assets	—	Other liabilities	0.7
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current assets	(15.4)
Variable-to-fixed cross-currency swaps	Other assets	—	Other liabilities	19.0
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.1)
Currency contracts	Other current assets	—	Other current liabilities	0.6
Total derivatives		$3.7		$14.9

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(0.5)	Interest expense	$(0.2)
Currency contracts(1)	3.8	Other expense	3.8
Variable-to-fixed cross-currency swaps	2.5	Interest expense	3.2
Variable-to-fixed cross-currency swaps	22.3	Other expense	22.3
Total derivatives	$28.1		$29.1

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.2)
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

Nine Months Ended September 30, 2019 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.4)	Interest expense	$(0.2)
Currency contracts(1)	4.6	Other expense	3.8
Variable-to-fixed cross-currency swaps	0.4	Interest expense	10.4
Variable-to-fixed cross-currency swaps	25.3	Other expense	25.3
Total derivatives	$26.9		$39.3

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.1)
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $2.1 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

Nine Months Ended September 30, 2018 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$2.8	Interest expense	$—
Currency contracts(1)	2.5	Other expense	2.9
Variable-to-fixed cross-currency swaps	6.4	Interest expense	6.4
Variable-to-fixed cross-currency swaps	17.3	Other expense	23.2
Total derivatives	$29.0		$32.5

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(2.9)

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

	Three Months Ended September 30,
	2019		2018
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(18.6)	$1.1	$(20.4)	$2.3
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$(0.2)	$—	$0.1	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	3.2	22.3	3.3	(6.1)
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	3.8	—	(0.6)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.7	—	0.6

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Nine Months Ended September 30,
	2019		2018
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(58.2)	$3.2	$(59.6)	$(0.3)
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$(0.2)	$—	$—	$—
Variable-to-fixed cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCI into income	10.4	25.3	6.4	23.2
Currency contracts
Amount of gain (loss) reclassified from accumulated OCI into income	—	3.8	—	2.9
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	2.1	—	2.3

Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.9 million and $2.5 million for the three and nine months ended September 30, 2019, and $0.7 million and $1.5 million for the corresponding prior-year periods. At September 30, 2019, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace has also used foreign currency-denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. As of September 30, 2019, Grace’s deferred intercompany royalties have been fully amortized and de-designated as a hedging instrument of its net investment in its European subsidiaries. In April 2018, in connection with the Credit Agreement, Grace de-designated and repaid its euro-denominated term loan principal that had been designated as a hedge of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and nine months ended September 30, 2019 and 2018. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swaps	$8.1	$(2.9)	$12.4	$(0.9)
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$—	$—	$—	$(4.4)
Foreign currency denominated deferred intercompany royalties	—	(0.2)	0.1	—
	$—	$(0.2)	$0.1	$(4.4)
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
5. Income Taxes
Grace’s effective tax rates for the nine months ended September 30, 2019 and 2018, were 26.9% and 34.0%, respectively. Grace’s effective tax rate for the nine months ended September 30, 2019, differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S., partially offset by discrete benefits related to changes in tax law, the favorable resolution of uncertain tax positions, and adjustments to our tax provision related to the filing of the 2018 U.S. federal income tax return. Grace’s effective tax rate for the nine months ended September 30, 2018, was higher than the U.S. federal statutory rate primarily due to the use of net operating loss carryforwards, which limited specific deductions that would have otherwise reduced the GILTI tax. In 2019, Grace is forecasting U.S. federal taxable income in excess of available net operating losses, which will increase the deductions available to reduce the GILTI tax.
As of September 30, 2019, Grace has $296.5 million in federal tax credit carryforwards before unrecognized tax benefits.
6. Pension Plans and Other Retirement Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	September 30, 2019	December 31, 2018
Overfunded defined benefit pension plans	$6.4	$5.7
Underfunded defined benefit pension plans	(68.4)	(67.1)
Unfunded defined benefit pension plans	(355.9)	(366.0)
Total underfunded and unfunded defined benefit pension plans	(424.3)	(433.1)
Pension liabilities included in other current liabilities	(14.3)	(14.7)
Net funded status	$(432.2)	$(442.1)

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

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans (Continued)

The following tables present the components of net periodic benefit cost (income).

	Three Months Ended September 30,
	2019		2018
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$3.9	$2.2	$4.9	$2.3
Interest cost	9.6	1.4	10.3	1.3
Expected return on plan assets	(12.1)	(0.3)	(14.5)	(0.3)
Amortization of prior service credit	(0.2)	—	(0.2)	—
Net periodic benefit cost (income)	$1.2	$3.3	$0.5	$3.3

	Nine Months Ended September 30,
	2019		2018
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11.8	$6.5	$14.6	$7.2
Interest cost	28.7	4.1	30.9	3.8
Expected return on plan assets	(36.2)	(0.7)	(43.6)	(0.8)
Amortization of prior service credit	(0.5)	—	(0.5)	—
Net periodic benefit cost (income)	$3.8	$9.9	$1.4	$10.2

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
Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three and nine months ended September 30, 2019, was $3.5 million and $10.4 million compared with $3.3 million and $9.4 million for the corresponding prior-year periods.
The U.S. salaried pension plan was closed to new entrants after January 1, 2017. U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, will participate in enhanced defined contribution plans instead of defined benefit pension plans.
7. Other Balance Sheet Accounts

(In millions)	September 30, 2019	December 31, 2018
Other Current Assets
Plant under construction—unconsolidated affiliate (see Note 15)	$158.1	$—
Non-trade accounts receivable	30.7	37.9
Fair value of currency, interest rate, and commodity contracts (see Note 4)	16.5	21.4
Income taxes receivable	8.0	10.1
Other current assets	17.2	17.3
	$230.5	$86.7

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	September 30, 2019	December 31, 2018
Other Current Liabilities
Liability to unconsolidated affiliate for plant under construction (see Note 15)	$158.1	$—
Accrued compensation	48.7	62.4
Deferred revenue (see Note 13)	36.1	40.6
Accrued interest (see Note 3)	26.4	13.3
Environmental contingencies (see Note 8)	18.7	19.5
Pension liabilities (see Note 6)	14.3	14.7
Income taxes payable (see Note 5)	13.9	11.3
Operating lease liabilities (see Note 1)	9.5	—
Liability for dam spillway replacement (see Note 8)	7.7	—
Other accrued liabilities	82.0	81.7
	$415.4	$243.5

Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	September 30, 2019	December 31, 2018
Other Liabilities
Environmental contingencies (see Note 8)	$99.5	$106.9
Liability for dam spillway replacement (see Note 8)	36.8	—
Deferred revenue (see Note 13)	28.8	29.2
Operating lease liabilities (see Note 1)	22.7	—
Retained obligations of divested businesses	13.0	10.0
Asset retirement obligation	9.3	8.8
Deferred income taxes	6.8	10.9
Postemployment liability	4.4	4.7
Fair value of currency and interest rate contracts (see Note 4)	3.5	32.6
Liability to unconsolidated affiliate for plant under construction (see Note 15)	—	98.8
Other noncurrent liabilities	14.9	17.9
	$239.7	$319.8

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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
This summary of the commitments and contingencies related to the Chapter 11 proceeding does not purport to be complete and is qualified in its entirety by reference to the plan of reorganization and the exhibits and documents related thereto, which have been filed with the Securities and Exchange Commission (the “SEC”) and are readily available on the internet at www.sec.gov.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

information relating to the nature and extent of contamination, risk assessments, feasibility of response actions, and apportionment amongst other potentially responsible parties, all evaluated in light of prior experience.
At September 30, 2019, Grace’s estimated liability for legacy environmental response costs totaled $118.2 million, compared with $126.4 million at December 31, 2018, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
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
Grace’s total estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at September 30, 2019, and December 31, 2018, was $77.8 million and $81.7 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Non-Vermiculite-Related Environmental Matters
At September 30, 2019, and December 31, 2018, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities was $40.4 million and $44.7 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of September 30, 2019, Grace had gross financial assurances issued and outstanding of $147.3 million, composed of $68.7 million of surety bonds issued by various insurance companies and $78.6 million of standby letters of credit and other financial assurances issued by various banks.

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
The following table presents restructuring expenses by reportable segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Catalysts Technologies	$0.1	$2.2	$2.2	$3.7
Materials Technologies	—	0.1	1.2	0.5
Corporate	0.1	0.1	(0.2)	0.2
Total restructuring expenses	$0.2	$2.4	$3.2	$4.4

The following table presents components of the change in the restructuring liability from December 31, 2018, to September 30, 2019.

(In millions)
Balance, December 31, 2018	$10.7
Accruals for severance and other costs	3.2
Payments	(8.3)
Currency translation adjustments and other	0.8
Balance, September 30, 2019	$6.4

Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three and nine months ended September 30, 2019, were $3.2 million and $8.9 million compared with $6.0 million and $28.4 million for the corresponding prior-year periods. These expenses primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position. Substantially all of these expenses have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Defined benefit pension (income) expense other than service cost	$(1.6)	$(3.5)	$(4.6)	$(10.3)
Third-party acquisition-related costs	1.4	0.5	2.7	7.2
Net (gain) loss on sales of investments and disposals of assets	1.0	1.2	2.4	2.5
Currency transaction effects	0.1	0.2	(0.7)	(2.7)
Loss on early extinguishment of debt	—	—	—	4.8
Other miscellaneous (income) expense	(2.0)	(0.7)	(3.0)	(1.2)
Total other (income) expense, net	$(1.1)	$(2.3)	$(3.2)	$0.3

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss)

The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.2)	$0.1	$(0.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.1)	—	(0.1)
Currency translation adjustments	24.2	(1.8)	22.4
Gain (loss) from hedging activities	(0.7)	0.2	(0.5)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$23.4	$(1.6)	$21.8

Nine Months Ended September 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.2	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Benefit plans, net	(0.4)	0.1	(0.3)
Currency translation adjustments	30.2	(2.9)	27.3
Gain (loss) from hedging activities	(13.7)	4.1	(9.6)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$16.1	$1.3	$17.4

Three Months Ended September 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.4)	$0.1	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	(0.3)	—	(0.3)
Currency translation adjustments	(11.7)	0.6	(11.1)
Gain (loss) from hedging activities	2.7	(0.6)	2.1
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(9.3)	$—	$(9.3)

Nine Months Ended September 30, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.2)	$0.3	$(0.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	0.3	(0.1)	0.2
Benefit plans, net	(0.9)	0.2	(0.7)
Currency translation adjustments	8.5	0.1	8.6
Gain (loss) from hedging activities	(3.5)	2.2	(1.3)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$4.1	$2.5	$6.6

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.2	$76.2	$(8.5)	$67.9
Other comprehensive income (loss) before reclassifications	—	27.3	18.9	46.2
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	(28.5)	(28.8)
Net current-period other comprehensive income (loss)	(0.3)	27.3	(9.6)	17.4
Ending balance	$(0.1)	$103.5	$(18.1)	$85.3

Nine Months Ended September 30, 2018 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.9	$41.6	$(2.6)	$39.9
Other comprehensive income (loss) before reclassifications	—	8.6	21.0	29.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	(22.3)	(23.0)
Net current-period other comprehensive income (loss)	(0.7)	8.6	(1.3)	6.6
Ending balance	$0.2	$50.2	$(3.9)	$46.5

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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$53.7	$16.1	$154.6	$98.5
Denominators
Weighted average common shares—basic calculation	66.7	67.1	66.8	67.3
Dilutive effect of employee stock options	0.1	0.1	0.1	0.1
Weighted average common shares—diluted calculation	66.8	67.2	66.9	67.4
Basic earnings per share	$0.81	$0.24	$2.31	$1.46
Diluted earnings per share	$0.80	$0.24	$2.31	$1.46

There were 1.1 million and 0.8 million anti-dilutive options outstanding for the three and nine months ended September 30, 2019, compared with 1.4 million for the corresponding prior-year periods.
On February 8, 2017, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. During the nine months ended September 30, 2019 and 2018, the Company repurchased 409,769 shares and 865,698 shares of Company common stock for $29.8 million and $60.1 million, respectively, pursuant to the terms of the share repurchase program. As of September 30, 2019, $109.1 million remained under the current authorization.
13. Revenues
Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals, specialty materials and the licensing of technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Refining Catalysts	$69.9	$70.3	$48.1	$7.6	$195.9
Polyolefin and Chemical Catalysts	41.7	71.6	48.6	3.6	165.5
Total Catalysts Technologies	111.6	141.9	96.7	11.2	361.4
Coatings	6.0	16.5	8.4	2.8	33.7
Consumer/Pharma	8.8	12.6	5.0	4.8	31.2
Chemical process	10.1	21.1	7.2	1.1	39.5
Other	1.0	3.5	0.2	—	4.7
Total Materials Technologies	25.9	53.7	20.8	8.7	109.1
Total Grace	$137.5	$195.6	$117.5	$19.9	$470.5

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Nine Months Ended September 30, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$214.0	$210.6	$133.9	$27.5	$586.0
Polyolefin and Chemical Catalysts	140.3	222.7	145.6	12.2	520.8
Total Catalysts Technologies	354.3	433.3	279.5	39.7	1,106.8
Coatings	20.0	53.8	26.9	6.8	107.5
Consumer/Pharma	30.7	45.4	15.4	14.5	106.0
Chemical process	28.2	60.7	23.0	4.8	116.7
Other	4.7	11.1	0.6	0.2	16.6
Total Materials Technologies	83.6	171.0	65.9	26.3	346.8
Total Grace	$437.9	$604.3	$345.4	$66.0	$1,453.6

Three Months Ended September 30, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$71.7	$67.4	$49.6	$16.2	$204.9
Polyolefin and Chemical Catalysts	53.6	61.4	52.2	6.1	173.3
Total Catalysts Technologies	125.3	128.8	101.8	22.3	378.2
Coatings	7.5	19.0	9.4	1.8	37.7
Consumer/Pharma	9.5	16.2	4.3	4.8	34.8
Chemical process	9.1	19.9	8.0	1.7	38.7
Other	1.5	4.0	—	—	5.5
Total Materials Technologies	27.6	59.1	21.7	8.3	116.7
Total Grace	$152.9	$187.9	$123.5	$30.6	$494.9

Nine Months Ended September 30, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$208.8	$189.7	$141.8	$44.1	$584.4
Polyolefin and Chemical Catalysts	137.4	186.4	135.4	14.8	474.0
Total Catalysts Technologies	346.2	376.1	277.2	58.9	1,058.4
Coatings	22.3	59.2	32.6	6.5	120.6
Consumer/Pharma	26.1	42.9	14.5	14.2	97.7
Chemical process	26.6	61.6	23.2	6.3	117.7
Other	5.1	12.2	0.3	0.1	17.7
Total Materials Technologies	80.1	175.9	70.6	27.1	353.7
Total Grace	$426.3	$552.0	$347.8	$86.0	$1,412.1

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

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

The following table presents Grace’s deferred revenue balances as of September 30, 2019, and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Current	$36.1	$40.6
Noncurrent	28.8	29.2
Total	$64.9	$69.8

Grace records deferred revenues when cash payments are received or billed and due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $5.2 million and $21.8 million of revenue recognized for the three and nine months ended September 30, 2019, that was included in the deferred revenue balance as of December 31, 2018.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $137 million as of September 30, 2019, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2019	7%
2020	26%
2021	24%
2022	17%
Thereafter through 2027	26%
100%

For the three and nine months ended September 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
14. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in refining, petrochemical and other chemical manufacturing applications. Advanced Refining Technologies (“ART”), Grace’s joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), is managed in this segment. (See Note 15.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

based materials, used in consumer/pharma, chemical process, and coatings applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
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
Reportable Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Sales
Catalysts Technologies	$361.4	$378.2	$1,106.8	$1,058.4
Materials Technologies	109.1	116.7	346.8	353.7
Total	$470.5	$494.9	$1,453.6	$1,412.1
Adjusted EBIT
Catalysts Technologies segment operating income	$104.7	$119.5	$331.3	$325.3
Materials Technologies segment operating income	26.1	26.6	74.2	80.3
Corporate costs	(18.5)	(19.7)	(52.7)	(56.1)
Certain pension costs	(4.5)	(3.8)	(13.9)	(11.6)
Total	$107.8	$122.6	$338.9	$337.9
Corporate costs include corporate support function costs and other corporate costs such as professional fees and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and nine months ended September 30, 2019 and 2018, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Grace Adjusted EBIT	$107.8	$122.6	$338.9	$337.9
Costs related to legacy matters	(3.7)	(74.6)	(52.1)	(78.8)
Restructuring and repositioning expenses	(3.4)	(8.4)	(12.1)	(32.8)
Write-off of MTO inventory	—	—	(3.6)	—
Third-party acquisition-related costs	(1.4)	(0.5)	(2.7)	(7.2)
Amortization of acquired inventory fair value adjustment	—	(2.3)	—	(6.9)
Loss on early extinguishment of debt	—	—	—	(4.8)
Interest expense, net	(18.3)	(20.0)	(56.8)	(58.4)
Net income (loss) attributable to noncontrolling interests	0.1	(0.2)	0.2	(0.6)
Income (loss) before income taxes	$81.1	$16.6	$211.8	$148.4

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Sales
United States	$124.1	$140.1	$395.9	$390.6
Canada	13.4	12.8	42.0	35.7
Total North America	137.5	152.9	437.9	426.3
Europe Middle East Africa	195.6	187.9	604.3	552.0
Asia Pacific	117.5	123.5	345.4	347.8
Latin America	19.9	30.6	66.0	86.0
Total	$470.5	$494.9	$1,453.6	$1,412.1

15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $168.5 million and $156.1 million as of September 30, 2019, and December 31, 2018, respectively. The amount of ART’s earnings included in “equity in earnings of unconsolidated affiliate” in the accompanying Consolidated Statements of Operations totaled $3.8 million and $13.9 million for the three and nine months ended September 30, 2019, compared with $5.9 million and $19.5 million for the corresponding prior-year periods. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	September 30, 2019	December 31, 2018
Summary Balance Sheet information:
Current assets	$273.9	$307.4
Noncurrent assets	220.7	160.2
Total assets	$494.6	$467.6

Current liabilities	$160.3	$158.3
Noncurrent liabilities	0.3	0.3
Total liabilities	$160.6	$158.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Summary Statement of Operations information:
Net sales	$125.7	$120.2	$357.2	$308.4
Costs and expenses applicable to net sales	113.3	105.0	312.8	259.7
Income before income taxes	8.1	12.5	30.6	40.7
Net income	7.6	11.8	28.8	39.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Product manufactured for ART	$64.1	$58.7	$190.2	$169.1
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.2	1.1	3.7	3.3
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	12.4	10.5	38.0	31.6

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	September 30, 2019	December 31, 2018
Accounts receivable	$8.8	$16.2
Current asset	158.1	—
Noncurrent asset	—	98.8
Accounts payable	29.6	32.0
Debt payable within one year	9.2	9.8
Debt payable after one year	39.0	38.3
Current liability	158.1	—
Noncurrent liability	—	98.8
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2020. No amounts were outstanding at September 30, 2019, or December 31, 2018.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, include trade accounts receivable of $1.5 million and $3.7 million, respectively, from these customers. Grace’s Consolidated Statements of Operations for the three and nine months ended September 30, 2019, include $1.8 million and $5.8 million of revenues from these customers, compared with $3.5 million and $7.4 million of revenues in the corresponding prior-year periods.
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

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
We generally refer to the quarter ended September 30, 2019, as the “third quarter,” the quarter ended September 30, 2018, as the “prior-year quarter,” the quarter ended March 31, 2019, as the “2019 first quarter,” the quarter ended June 30, 2019, as the “2019 second quarter,” the nine months ended September 30, 2019, as the “nine months,” and the nine months ended September 30, 2018, as the “prior-year period.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales decreased 4.9% to $470.5 million.

•	Net income attributable to Grace shareholders increased 233.5% to $53.7 million.

•	Adjusted EBIT[1] decreased 12.1% to $107.8 million.

•	Diluted earnings per share increased 233.3% to $0.80 per diluted share.

•	Adjusted EPS[1] decreased 11.7% to $0.98 per diluted share.
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

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in consumer/pharma, chemical process, and coatings applications, as follows:

•	Consumer/Pharma, specialized materials used as additives and intermediates for pharmaceuticals, nutraceuticals, beer, toothpaste, food and cosmetic segments.

•	Chemical process, functional materials for use in plastics, rubber, tire, and metal casting, and adsorbent products for petrochemical and natural gas applications.

•	Coatings, functional additives for wood and architectural coatings that provide surface effects and corrosion protection for metal substrates.
Global Scope
We operate our business on a global scale with approximately 72% of our annual 2018 sales and 73% of our nine months sales to customers located outside the United States. We operate and/or sell to customers in over 70 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our legacy matters; restructuring and repositioning activities; certain acquisition-related items; and certain other items that are not representative of underlying trends.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales:
Catalysts Technologies	$361.4	$378.2	(4.4)%	$1,106.8	$1,058.4	4.6%
Materials Technologies	109.1	116.7	(6.5)%	346.8	353.7	(2.0)%
Total Grace net sales	$470.5	$494.9	(4.9)%	$1,453.6	$1,412.1	2.9%
Net sales by region:
North America	$137.5	$152.9	(10.1)%	$437.9	$426.3	2.7%
Europe Middle East Africa	195.6	187.9	4.1%	604.3	552.0	9.5%
Asia Pacific	117.5	123.5	(4.9)%	345.4	347.8	(0.7)%
Latin America	19.9	30.6	(35.0)%	66.0	86.0	(23.3)%
Total net sales by region	$470.5	$494.9	(4.9)%	$1,453.6	$1,412.1	2.9%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$104.7	$119.5	(12.4)%	$331.3	$325.3	1.8%
Materials Technologies segment operating income	26.1	26.6	(1.9)%	74.2	80.3	(7.6)%
Corporate costs	(18.5)	(19.7)	6.1%	(52.7)	(56.1)	6.1%
Certain pension costs(B)	(4.5)	(3.8)	(18.4)%	(13.9)	(11.6)	(19.8)%
Adjusted EBIT	107.8	122.6	(12.1)%	338.9	337.9	0.3%
Costs related to legacy matters	(3.7)	(74.6)		(52.1)	(78.8)
Restructuring and repositioning expenses	(3.4)	(8.4)		(12.1)	(32.8)
Write-off of MTO inventory(C)	—	—		(3.6)	—
Third-party acquisition-related costs	(1.4)	(0.5)		(2.7)	(7.2)
Amortization of acquired inventory fair value adjustment	—	(2.3)		—	(6.9)
Loss on early extinguishment of debt	—	—		—	(4.8)
Interest expense, net	(18.3)	(20.0)	8.5%	(56.8)	(58.4)	2.7%
(Provision for) benefit from income taxes	(27.3)	(0.7)	NM	(57.0)	(50.5)	(12.9)%
Income (loss) attributable to W. R. Grace & Co. shareholders	$53.7	$16.1	233.5%	$154.6	$98.5	57.0%
Diluted EPS	$0.80	$0.24	233.3%	$2.31	$1.46	58.2%
Adjusted EPS	$0.98	$1.11	(11.7)%	$3.07	$3.00	2.3%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	42.0%	43.4%	(1.4) pts	42.8%	42.8%	0.0 pts
Materials Technologies	38.6%	37.6%	1.0 pts	37.0%	38.0%	(1.0) pts
Adjusted Gross Margin	41.2%	42.0%	(0.8) pts	41.4%	41.6%	(0.2) pts
Amortization of acquired inventory fair value adjustment	—%	(0.5)%	0.5 pts	—%	(0.5)%	0.5 pts
Write-off of MTO inventory(C)	—%	—%	0.0 pts	(0.3)%	—%	(0.3) pts
Pension costs in cost of goods sold	(0.6)%	(0.6)%	0.0 pts	(0.6)%	(0.7)%	0.1 pts
Total Grace	40.6%	40.9%	(0.3) pts	40.5%	40.4%	0.1 pts
Adjusted EBIT:
Catalysts Technologies	$104.7	$119.5	(12.4)%	$331.3	$325.3	1.8%
Materials Technologies	26.1	26.6	(1.9)%	74.2	80.3	(7.6)%
Corporate, pension, and other	(23.0)	(23.5)	2.1%	(66.6)	(67.7)	1.6%
Total Grace	107.8	122.6	(12.1)%	338.9	337.9	0.3%
Depreciation and amortization:
Catalysts Technologies	$20.7	$20.7	—%	$61.4	$61.4	—%
Materials Technologies	3.6	3.6	—%	10.7	12.0	(10.8)%
Corporate	1.2	0.9	33.3%	3.2	2.7	18.5%
Total Grace	25.5	25.2	1.2%	75.3	76.1	(1.1)%
Adjusted EBITDA:
Catalysts Technologies	$125.4	$140.2	(10.6)%	$392.7	$386.7	1.6%
Materials Technologies	29.7	30.2	(1.7)%	84.9	92.3	(8.0)%
Corporate, pension, and other	(21.8)	(22.6)	3.5%	(63.4)	(65.0)	2.5%
Total Grace	133.3	147.8	(9.8)%	414.2	414.0	—%
Adjusted EBIT margin:
Catalysts Technologies	29.0%	31.6%	(2.6) pts	29.9%	30.7%	(0.8) pts
Materials Technologies	23.9%	22.8%	1.1 pts	21.4%	22.7%	(1.3) pts
Total Grace	22.9%	24.8%	(1.9) pts	23.3%	23.9%	(0.6) pts
Adjusted EBITDA margin:
Catalysts Technologies	34.7%	37.1%	(2.4) pts	35.5%	36.5%	(1.0) pts
Materials Technologies	27.2%	25.9%	1.3 pts	24.5%	26.1%	(1.6) pts
Total Grace	28.3%	29.9%	(1.6) pts	28.5%	29.3%	(0.8) pts

Analysis of Operations (In millions)	Four Quarters Ended September 30,
	2019	2018
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$223.7	$(24.5)
Adjusted EBIT	457.7	453.0

Total equity	451.7	280.2
Reconciliation to Invested Capital:
Total debt	1,982.2	1,986.5
Underfunded and unfunded defined benefit pension plans	424.3	455.5
Liabilities related to legacy matters	163.2	129.0
Cash, cash equivalents, and restricted cash	(218.9)	(153.3)
Net income tax assets	(491.9)	(522.6)
Other items	31.0	27.2
Adjusted Invested Capital	$2,341.6	$2,202.5

Return on equity	49.5%	(8.7)%
Adjusted EBIT Return On Invested Capital	19.5%	20.6%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not meaningful

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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
Grace Overview
Following is an overview of our financial performance for the third quarter and nine months compared with the corresponding prior-year periods.
Discrete Items Impacting the Third Quarter
Three discrete items (the “Discrete Items”) have impacted third quarter results:

•	Refining Technologies: an FCC catalysts customer's bankruptcy following an explosion and fire;

•	Specialty Catalysts: a customer-specific inventory correction in the second half of 2019; and

•	Materials Technologies: an equipment failure in one of our silicas manufacturing lines (operations fully restored by mid-July).
The net effect of these events, including benefits of cost reduction activities, was a reduction to pretax income of approximately $15.5 million for the third quarter.

Net Sales and Gross Margin
Sales were $470.5 million and $1,453.6 million for the third quarter and nine months, respectively, compared with $494.9 million and $1,412.1 million for the corresponding prior-year periods. The decline in sales for the third quarter was due in part to the Discrete Items. Gross margin was 40.6% and 40.5% for the third quarter and nine months, respectively, compared with 40.9% and 40.4% for the corresponding prior-year periods. Adjusted Gross Margin was 41.2% and 41.4% for the third quarter and nine months, respectively, compared with 42.0% and 41.6% for the corresponding prior-year periods.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended September 30, 2019 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(7.0)%	3.4%	(0.8)%	(4.4)%
Materials Technologies	(5.5)%	1.6%	(2.6)%	(6.5)%
Net sales	(6.7)%	3.0%	(1.2)%	(4.9)%
By Region:
North America	(12.6)%	2.5%	—%	(10.1)%
Europe Middle East Africa (EMEA)	3.4%	3.4%	(2.7)%	4.1%
Asia Pacific	(7.8)%	2.9%	—%	(4.9)%
Latin America	(36.2)%	3.5%	(2.3)%	(35.0)%
Sales for the third quarter decreased 4.9%, down 3.7% on constant currency, compared with the prior-year quarter. Lower sales volumes in Catalysts Technologies were driven by declines in the Americas and Asia, partially offset by growth in EMEA. The Discrete Items contributed to the decline in Catalysts sales volumes. Sales volumes in Materials Technologies were down driven by declines in EMEA, North America, and Asia, partially offset by growth in Latin America. Improved pricing benefited both segments and was partially offset by unfavorable currency translation.
Gross margin decreased 30 basis points to 40.6% for the third quarter. Adjusted Gross Margin decreased 80 basis points to 41.2% for the third quarter. The decreases were primarily due to higher manufacturing costs, partially offset by improved pricing and a 50 basis point impact related to lower raw materials and energy costs.

	Nine Months Ended September 30, 2019 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	3.0%	2.9%	(1.3)%	4.6%
Materials Technologies	0.2%	1.9%	(4.1)%	(2.0)%
Net sales	2.2%	2.7%	(2.0)%	2.9%
By Region:
North America	(0.2)%	2.9%	—%	2.7%
Europe Middle East Africa	11.0%	2.7%	(4.2)%	9.5%
Asia Pacific	(2.0)%	1.6%	(0.3)%	(0.7)%
Latin America	(24.0)%	5.2%	(4.5)%	(23.3)%
Sales for the nine months increased 2.9%, up 4.9% on constant currency, compared with the prior-year period. Higher sales volumes in Catalysts Technologies were driven by specialty catalysts due to growth in EMEA and Asia in the existing businesses as well as sales from the polyolefin catalysts acquisition completed in 2018, partially offset by the Discrete Items. Sales volumes in Materials Technologies were up driven by growth in the Americas and EMEA, partially offset by a decline in Asia. Improved pricing benefited both segments and was partially offset by unfavorable currency translation.
Gross margin increased 10 basis points to 40.5% for the nine months. Adjusted Gross Margin decreased 20 basis points to 41.4% for the nine months. Higher manufacturing costs, including a 50 basis point impact related to higher raw materials and energy costs, were mostly offset by improved pricing, favorable mix, and lower depreciation.
Grace Net Income

Net income attributable to Grace was $53.7 million for the third quarter, an increase of 233.5% compared with $16.1 million for the prior-year quarter. The increase was primarily due to a pretax charge of $70.0 million in the prior-year quarter for the estimated costs to remediate our former vermiculite mine site, partially offset by a higher provision for income taxes and lower operating income from our Catalysts Technologies segment in the 2019 third quarter.
Net income attributable to Grace was $154.6 million for the nine months, an increase of 57.0% compared with $98.5 million for the prior-year period. The increase was primarily due to lower costs related to legacy matters, lower restructuring and repositioning expenses, lower costs related to acquisitions, and higher operating income from our Catalysts Technologies segment, partially offset by a higher provision for income taxes.

Adjusted EBIT

Adjusted EBIT was $107.8 million for the third quarter, a decrease of 12.1% compared with the prior-year quarter. The decrease was primarily due to the net impact of the Discrete Items and lower income from our ART joint venture, partially offset by lower operating expenses.
Adjusted EBIT was $338.9 million for the nine months, an increase of 0.3% compared with the prior-year period. The increase was primarily due to higher sales and gross profit including the impact of the polyolefin catalysts acquisition, partially offset by the net impact of the Discrete Items, lower income from our ART joint venture and higher amortization expense.
Adjusted EPS
The following tables reconcile our Diluted EPS to our Adjusted EPS:

	Three Months Ended September 30,
	2019				2018
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted earnings per share				$0.80				$0.24
Costs related to legacy matters	$3.7	$0.9	$2.8	0.04	$74.6	$17.4	$57.2	0.85
Restructuring and repositioning expenses	3.4	1.1	2.3	0.03	8.4	2.7	5.7	0.08
Third-party acquisition-related costs	1.4	0.3	1.1	0.02	0.5	0.1	0.4	0.01
Amortization of acquired inventory fair value adjustment	—	—	—	—	2.3	0.5	1.8	0.03
Income tax expense related to historical tax attributes(1)		(7.7)	7.7	0.12		(1.9)	1.9	0.03
Discrete tax items		1.7	(1.7)	(0.03)		8.9	(8.9)	(0.13)
Adjusted EPS				$0.98				$1.11

	Nine Months Ended September 30,
	2019				2018
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted earnings per share				$2.31				$1.46
Costs related to legacy matters	$52.1	$14.1	$38.0	0.57	$78.8	$18.4	$60.4	0.90
Restructuring and repositioning expenses	12.1	2.7	9.4	0.14	32.8	7.5	25.3	0.38
Write-off of MTO inventory	3.6	—	3.6	0.05	—	—	—	—
Third-party acquisition-related costs	2.7	0.7	2.0	0.03	7.2	1.7	5.5	0.08
Amortization of acquired inventory fair value adjustment	—	—	—	—	6.9	1.6	5.3	0.08
Loss on early extinguishment of debt	—	—	—	—	4.8	1.1	3.7	0.05
Income tax expense related to historical tax attributes(1)		(10.0)	10.0	0.15		(11.3)	11.3	0.17
Discrete tax items		12.0	(12.0)	(0.18)		7.8	(7.8)	(0.12)
Adjusted EPS				$3.07				$3.00
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

Return on Equity and Adjusted EBIT Return On Invested Capital

Return on equity for the third quarter was 49.5% on a trailing four quarters basis compared with (8.7)% on the same basis as of September 30, 2018. Net income on a trailing four quarters basis as of September 30, 2018, includes charges related to the TCJA recorded in the 2017 fourth quarter. Adjusted EBIT Return On Invested Capital for the third quarter was 19.5% on a trailing four quarters basis, compared with 20.6% calculated on the same basis as of September 30, 2018. The decline is primarily due to increased investment in capital assets that have not yet been placed into service.
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

The GVM framework also encompasses our multi-year initiatives to transform our manufacturing and business processes to extend our competitive advantages and improve our cost position. We expect to significantly improve our manufacturing performance, reduce our manufacturing costs, and improve our integrated business management capabilities. We also expect to invest significant capital in our manufacturing plants to accelerate growth and improve manufacturing performance. Our investments in commercial excellence are yielding positive results in account management, pipeline management and conversion, and pricing. Our investments in operating excellence are yielding positive results in operating rates, reliability, and cost reductions, including a 75 basis point benefit to gross margin, which is primarily reinvested into the businesses.
Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Catalysts Technologies

Sales were $361.4 million for the third quarter, a decrease of 4.4%, or 3.6% on constant currency, compared with the prior-year quarter. The decrease on a constant currency basis was due to lower sales volumes (-7.0%) partially offset by improved pricing (+3.4%). Lower sales volumes were primarily due to a decline in the Americas, including the impact of the Discrete Items, and Asia, partially offset by growth in EMEA. Currency translation had an unfavorable impact on sales as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year quarter. Lower sales volumes and unfavorable currency translation were partially offset by improved pricing across all regions.
Sales were $1,106.8 million for the nine months, an increase of 4.6%, or 5.9% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to higher sales volumes (+3.0%) and improved pricing (+2.9%). Higher sales volumes were driven primarily by specialty catalysts, which benefited from growth in EMEA and Asia in the existing business as well as the polyolefin catalysts acquisition. Higher sales volumes in specialty catalysts were partially offset by lower volumes in refining catalysts in the Americas and Asia. Pricing improved across all regions in both product groups. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Gross profit was $152.0 million for the third quarter, a decrease of 7.4% compared with the prior-year quarter. Gross margin of 42.0% decreased 140 basis points from 43.4% for the prior-year quarter. The decrease in gross margin was primarily due to higher manufacturing costs and the effect of the Discrete Items, partially offset by improved pricing, favorable mix, and a 60 basis point impact related to lower raw materials and energy costs.
Operating income was $104.7 million for the third quarter, a decrease of 12.4% compared with the prior-year quarter, primarily due to lower gross profit, lower income from our ART joint venture, and higher operating expenses. The ART joint venture contributed $3.8 million to operating income, a decrease of $2.1 million compared with the prior-year quarter, primarily due to an increase in expenses charged to the joint venture by the partners compared with the prior-year quarter. Operating margin for the third quarter was 29.0%, a decrease of 260 basis points compared with the prior-year quarter.
Gross profit was $473.7 million for the nine months, an increase of 4.5% compared with the prior-year period. Gross margin of 42.8% remained flat compared with the prior-year period. Improved pricing, favorable mix, higher sales volumes, and lower depreciation were offset by higher manufacturing costs including a 40 basis point impact related to higher raw materials and energy costs.
Operating income was $331.3 million for the nine months, an increase of 1.8% compared with the prior-year period, primarily due to higher gross profit, partially offset by lower income from our ART joint venture primarily due to an increase in expenses charged to the joint venture by the partners compared with the prior-year period, higher operating expenses including the polyolefin catalysts acquisition, and unfavorable effects of currency exchange rates. The ART joint venture contributed $13.9 million to operating income, a decrease of $5.6 million compared with the prior-year period. Operating margin for the nine months was 29.9%, a decrease of 80 basis points compared with the prior-year period.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies

Sales were $109.1 million for the third quarter, a decrease of 6.5%, or 3.9% on constant currency, compared with the prior-year quarter. The decrease on a constant currency basis was due to lower sales volumes (-5.5%), partially offset by improved pricing (+1.6%). Lower sales volumes were primarily due to lower coatings sales in EMEA, Asia, and North America, and lower consumer/pharma sales primarily in EMEA due to order timing. Pricing improved across all regions, primarily in EMEA. Currency translation had an unfavorable impact on sales as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year quarter.
Sales were $346.8 million for the nine months, a decrease of 2.0%, or an increase of 2.1% on constant currency, compared with the prior-year period. The increase on a constant currency basis was due to improved pricing (+1.9%) and higher sales volumes (+0.2%). Pricing improved across all regions, driven by EMEA and the Americas. The increase in sales volumes was primarily driven by higher consumer/pharma sales in all regions, partially offset by lower coatings sales in Asia and North America. The pricing improvement and increased sales volumes were more than offset by unfavorable currency translation as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period. Materials Technologies is our business segment most sensitive to changes in the euro.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Gross profit was $42.2 million for the third quarter, a decrease of 3.9% compared with the prior-year quarter. Gross margin of 38.6% increased 100 basis points compared with 37.6% for the prior-year quarter. The increase in gross margin was primarily due to improved pricing and favorable mix, partially offset by costs related to the Discrete Items.
Operating income was $26.1 million for the third quarter, a decrease of 1.9% compared with the prior-year quarter, primarily due to lower gross profit. Operating margin for the third quarter was 23.9%, an increase of 110 basis points compared with the prior-year quarter.
Gross profit was $128.4 million for the nine months, a decrease of 4.4% compared with the prior-year period. Gross margin of 37.0% decreased 100 basis points compared with the prior-year period. The decrease in gross margin was primarily due to higher manufacturing costs including costs directly related to the Discrete Items and 90 basis points related to higher raw materials and energy costs, partially offset by improved pricing and lower depreciation expense.
Operating income was $74.2 million for the nine months, a decrease of 7.6% compared with the prior-year period, primarily due to lower gross profit and higher operating expenses, partially offset by favorable effects of currency exchange rates. Operating margin for the nine months was 21.4%, a decrease of 130 basis points compared with the prior-year period.
Corporate Costs

Corporate costs include corporate functional costs and other corporate costs such as professional fees and insurance premiums. Corporate costs for the third quarter and nine months were $18.5 million and $52.7 million, decreases of $1.2 million and $3.4 million, respectively, from the corresponding prior-year periods. The decreases were primarily due to lower accruals for incentive compensation.
Restructuring and Repositioning Expenses
During the third quarter and nine months, we incurred $0.2 million and $3.2 million, respectively, of restructuring expenses primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility in China, compared with $2.4 million and $4.4 million, respectively, in the corresponding prior-year periods, which was primarily related to plant exit costs and severance costs pertaining to sales force reorganization. Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Pretax repositioning expenses for the third quarter and nine months were $3.2 million and $8.9 million, respectively, compared with $6.0 million and $28.4 million, respectively, in the corresponding prior-year periods. Expenses primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Substantially all of these expenses have been or are expected to be settled in cash.

The following table presents the major components of restructuring and repositioning expenses recorded in the third quarter and nine months and the corresponding prior-year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Third-party costs of manufacturing and business transformation programs	$2.1	$3.6	$5.5	$11.7
Employee severance	1.3	1.1	5.2	4.8
Write-off of plant equipment and engineering costs	—	1.9	—	11.0
Other	—	1.8	1.4	5.3
Total restructuring and repositioning expenses	$3.4	$8.4	$12.1	$32.8
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $4.5 million and $13.9 million, respectively, compared with $3.8 million and $11.6 million, respectively, for the corresponding prior-year periods. The increases were primarily due to a decrease in expected return on assets, partially offset by a decrease in service cost and interest cost due to an increase in discount rates compared with the prior-year period.
Interest and Financing Expenses
Net interest and financing expenses were $18.3 million for the third quarter, a decrease of 8.5% from the prior-year quarter, and $56.8 million for the nine months, a decrease of 2.7% compared with the corresponding prior-year period. The decreases are primarily due to higher capitalized interest expense.
Income Taxes
Our effective tax rates for the nine months ended September 30, 2019 and 2018, were 26.9% and 34.0%, respectively. Our effective tax rate for the nine months ended September 30, 2019, differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S., partially offset by discrete benefits related to changes in tax law, the favorable resolution of uncertain tax positions, and adjustments to our tax provision related to the filing of the 2018 U.S. federal income tax return. Our effective tax rate for the nine months ended September 30, 2018, was higher than the U.S. federal statutory rate primarily due to the use of net operating loss carryforwards, which limited specific deductions that would have otherwise reduced the GILTI tax. In 2019, we are forecasting U.S. federal taxable income in excess of available net operating losses, which will increase the deductions available to reduce the GILTI tax.
As of September 30, 2019, Grace has $296.5 million in federal tax credit carryforwards before unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017 imposed a minimum U.S. tax on GILTI. To arrive at the requisite minimum tax on GILTI, the U.S. tax law provides for a specific deduction that is intended to lower the effective tax rate on the GILTI inclusion. In addition, foreign taxes paid on GILTI are available as a deduction or as a tax credit (subject to certain limitations) to offset U.S. tax liability. The specific deduction and ability to claim a foreign tax credit is limited if a company does not have sufficient U.S. taxable income. Our effective tax rate estimate for 2019 includes a partial benefit from a specific deduction reducing GILTI and application of foreign tax credits related to the GILTI inclusion. In 2018, we did not have U.S. taxable income after application of net operating losses to benefit from the specific deduction for GILTI or to claim foreign tax credits related to the GILTI inclusion. We are reflecting the aforementioned benefits in 2019 based on our projections of U.S. federal taxable income. Such projections may change, which could change our U.S. GAAP tax expense and net income for 2019.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2019.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the repurchase of shares and the payment of dividends.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. During the third quarter, we did not repurchase Company common stock under this program as we prioritized de-leveraging at this time with a focus on lowering our net leverage to within our target range of 2.0x to 3.0x by the end of 2019. During the nine months we repurchased 409,769 shares of Company common stock for $29.8 million. As of September 30, 2019, $109.1 million remained under the current authorization.
We paid cash dividends of $54.6 million during the nine months. On February 8, 2018, we announced that the Board of Directors had approved an increase in the annual dividend rate, to $0.96 per share of Company common stock, effective with the dividend paid March 22, 2018. On February 7, 2019, we announced that the Board of Directors had approved a further increase to $1.08 per share of Company common stock, effective with the dividend paid March 21, 2019.
We believe that the cash we expect to generate during 2019 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt and pension obligations.
Cash Resources and Available Credit Facilities
At September 30, 2019, we had available liquidity of $628.7 million, consisting of $218.5 million in cash and cash equivalents ($77.5 million in the U.S.), $371.1 million available under our revolving credit facility, and $39.1 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of September 30, 2019:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Singapore	$18.0	$9.8	April 3, 2023
China	11.8	8.9	April 3, 2023
Other countries	21.3	20.4	April 3, 2023, as well as open-ended
Total	$51.1	$39.1
Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by (used for) operating activities	$268.4	$234.0
Net cash provided by (used for) investing activities	(169.8)	(565.9)
Net cash provided by (used for) financing activities	(77.4)	323.2
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(3.3)	(1.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17.9	(10.2)
Cash, cash equivalents, and restricted cash, beginning of period	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$218.9	$153.3

Net cash provided by operating activities for the nine months was $268.4 million compared with $234.0 million for the prior-year period. The prior-year period includes a $50.0 million accelerated contribution to the U.S. defined benefit pension plans as well as higher cash paid for third-party acquisition costs and legacy matters, partially offset by higher advance payments from customers.
Net cash used for investing activities for the nine months was $169.8 million compared with $565.9 million for the prior-year period. The year-over-year change in cash flow was primarily due to the purchase of the polyolefin catalysts business of Albemarle Corporation for $418.0 million during the prior-year period. Cash paid for capital expenditures was $142.6 million for the nine months compared with $161.7 million for the prior-year period.
Net cash used for financing activities for the nine months was $77.4 million compared with cash provided by financing activities of $323.2 million in the prior-year period. The year-over-year change in cash flow was primarily due to the borrowings under the 2018 credit agreement, offset by the repayment of the outstanding 2014 U.S. dollar and euro term loans during the 2018 second quarter. Cash paid for repurchases of common stock was $29.8 million for the nine months compared with $60.1 million for the prior-year period.
Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2019, was $1,982.2 million. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Retirement Plans.
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Nine Months Ended September 30,
(In millions)	2019	2018
U.S. advance-funded plans	$0.1	$50.0
U.S. pay-as-you-go plans	5.4	5.1
Non-U.S. advance-funded plans	1.1	0.8
Non-U.S. pay-as-you-go plans	5.7	5.9
Total Cash Contributions	$12.3	$61.8
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $6.8 million and $6.7 million to these plans during the nine months and the prior-year period.
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
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; Grace’s legal and environmental proceedings; environmental compliance costs; the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2019, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us, not currently estimable, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, including, without limitation, Note 8 to the interim Consolidated Financial Statements in Part I of this Report and in our Current Report on Form 8-K, filed October 1, 2019. These more recent measures and information are incorporated herein by reference.
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
During the three months ended September 30, 2019, there were no repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” as reflected in the following table:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2019 - 7/31/2019	—	—	—	109.1
8/1/2019 - 8/31/2019	—	—	—	109.1
9/1/2019 - 9/30/2019	—	—	—	109.1
Total	—	—	—

Item 4.    MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Report.
Item 6.    EXHIBITS
In reviewing the agreements included as exhibits to this and other Reports filed by Grace with the SEC, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Grace or other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement. These representations and warranties:

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Grace may be found elsewhere in this report and in Grace’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
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

W. R. GRACE & CO. (Registrant)

Date: November 7, 2019	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer)