Form 10-Q
period 2020-03-31
W R GRACE & CO
filed 2020-05-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $0.01 par value per share	66,172,136	shares

_______________________________________________________________________________
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
We refer to the Financial Accounting Standards Board as the “FASB.” The FASB issues, among other things, the Accounting Standards Codification (which we refer to as “ASC”) and Accounting Standards Updates (which we refer to as “ASU”). We refer to the U.S. Internal Revenue Services as the “IRS.”
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Net sales	$421.5	$469.5
Cost of goods sold	261.9	280.9
Gross profit	159.6	188.6
Selling, general and administrative expenses	71.1	73.2
Research and development expenses	17.0	17.0
Costs related to legacy matters	2.7	46.9
Equity in earnings of unconsolidated affiliate	(1.2)	(4.1)
Restructuring and repositioning expenses	2.7	2.3
Interest expense and related financing costs	18.3	20.0
Other (income) expense, net	(8.8)	(2.2)
Total costs and expenses	101.8	153.1
Income (loss) before income taxes	57.8	35.5
(Provision for) benefit from income taxes	(15.7)	(10.9)
Net income (loss)	42.1	24.6
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	0.1
Net income (loss) attributable to W. R. Grace & Co. shareholders	$42.0	$24.7
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.63	$0.37
Weighted average number of basic shares	66.5	66.8
Diluted earnings per share:
Net income (loss)	$0.63	$0.37
Weighted average number of diluted shares	66.5	66.9
Dividends per common share	$0.30	$0.27

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss)	$42.1	$24.6
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.1)	(0.1)
Currency translation adjustments	2.5	11.7
Gain (loss) from hedging activities	(1.0)	(3.0)
Total other comprehensive income (loss)	1.4	8.6
Comprehensive income (loss)	43.5	33.2
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.1)	0.1
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$43.4	$33.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$42.1	$24.6
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	25.5	24.9
Equity in earnings of unconsolidated affiliate	(1.2)	(4.1)
Costs related to legacy matters	2.7	46.9
Cash paid for legacy matters	(7.6)	(3.2)
Provision for (benefit from) income taxes	15.7	10.9
Cash paid for income taxes	(14.4)	(10.9)
Income tax refunds received	0.8	0.8
Defined benefit pension expense	3.1	4.8
Cash paid under defined benefit pension arrangements	(4.4)	(4.0)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	47.3	26.6
Inventories	(31.7)	(35.5)
Accounts payable	(3.8)	3.5
All other items, net	(19.5)	(14.3)
Net cash provided by (used for) operating activities	54.6	71.0
INVESTING ACTIVITIES
Cash paid for capital expenditures	(57.1)	(38.2)
Other investing activities, net	(16.6)	(7.9)
Net cash provided by (used for) investing activities	(73.7)	(46.1)
FINANCING ACTIVITIES
Borrowings under credit arrangements	4.2	2.2
Repayments under credit arrangements	(6.1)	(5.7)
Cash paid for repurchases of common stock	(40.4)	(4.8)
Proceeds from exercise of stock options	—	9.2
Dividends paid to shareholders	(20.5)	(18.4)
Other financing activities, net	(4.2)	(4.3)
Net cash provided by (used for) financing activities	(67.0)	(21.8)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(3.1)	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(89.2)	2.8
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0
Cash, cash equivalents, and restricted cash, end of period	$193.7	$203.8

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$4.0	$5.3
Capital expenditures in accounts payable	29.7	44.3
Expenditures for other investing activities included in accounts payable	10.4	13.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$193.2	$282.5
Restricted cash and cash equivalents	0.5	0.4
Trade accounts receivable, less allowance of $13.5 (2019—$13.3)	258.3	307.0
Inventories	339.1	309.9
Other current assets	245.1	235.1
Total Current Assets	1,036.2	1,134.9
Properties and equipment, net of accumulated depreciation and amortization of $1,503.2 (2019—$1,497.0)	1,153.2	1,143.8
Goodwill	556.2	556.9
Technology and other intangible assets, net	337.3	342.8
Deferred income taxes	511.7	517.6
Investment in unconsolidated affiliate	182.6	181.9
Other assets	66.8	54.7
Total Assets	$3,844.0	$3,932.6
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$23.5	$23.1
Accounts payable	258.6	302.3
Other current liabilities	414.6	419.7
Total Current Liabilities	696.7	745.1
Debt payable after one year	1,954.8	1,957.3
Unfunded defined benefit pension plans	430.3	434.6
Underfunded defined benefit pension plans	84.5	85.2
Other liabilities	293.8	308.2
Total Liabilities	3,460.1	3,530.4
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,172,030 (2019—66,735,913)	0.7	0.7
Paid-in capital	466.4	477.9
Retained earnings	752.3	730.5
Treasury stock, at cost: shares: 11,284,603 (2019—10,720,720)	(922.3)	(892.2)
Accumulated other comprehensive income (loss)	80.2	78.8
Total W. R. Grace & Co. Shareholders’ Equity	377.3	395.7
Noncontrolling interests	6.6	6.5
Total Equity	383.9	402.2
Total Liabilities and Equity	$3,844.0	$3,932.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$478.6	$730.5	$(892.2)	$78.8	$6.5	$402.2
Net income (loss)	—	42.0	—	—	0.1	42.1
Repurchase of common stock	—	—	(40.4)	—	—	(40.4)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.1)	—	—	—	—	(4.1)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(10.3)	—	10.3	—	—	—
Dividends declared	—	(20.2)	—	—	—	(20.2)
Other comprehensive (loss) income	—	—	—	1.4	—	1.4
Balance, March 31, 2020	$467.1	$752.3	$(922.3)	$80.2	$6.6	$383.9

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$481.8	$676.7	$(895.5)	$67.9	$6.1	$337.0
Net income (loss)	—	24.7	—	—	(0.1)	24.6
Repurchase of common stock	—	—	(4.8)	—	—	(4.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.3)	—	—	—	—	(4.3)
Stock-based compensation	1.9	—	—	—	—	1.9
Exercise of stock options	(2.2)	—	11.4	—	—	9.2
Shares issued	(7.4)	—	7.1	—	—	(0.3)
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	8.6	—	8.6
Balance, March 31, 2019	$469.8	$683.3	$(881.8)	$76.5	$6.0	$353.8

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
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2019 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2020, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2020.
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
Recently Issued Accounting Standards    In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update clarifies and amends existing guidance, including removing certain exceptions to the general principles in Topic 740, and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740. This update is effective for Grace on January 1, 2021, with early adoption permitted. Grace is currently evaluating the effect and timing of adoption.
Recently Adopted Accounting Standards    In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update is intended to ease the potential burden in accounting for and recognizing the effects of reference rate reform. It provides optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. This update

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

became effective on March 12, 2020, and is available for use through December 31, 2022. Grace expects to utilize the practical expedients provided by this update in accounting for contract modifications and/or hedging transactions during the effective period. Grace expects the update to significantly reduce the effects of reference rate reform on the Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20).” This update revises disclosure requirements related to defined benefit pension and other postretirement plans. Grace adopted this update in the 2020 first quarter, and it did not have a material effect on the Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This update requires companies to implement an impairment model based on expected credit losses, rather than probable incurred losses. Grace adopted this update in the 2020 first quarter, and it did not have a material effect on the Consolidated Financial Statements.
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2020, and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$64.8	$64.2
In process	60.8	55.7
Finished products	177.6	154.4
Other	35.9	35.6
Total inventory	$339.1	$309.9

3. Debt
Components of Debt

(In millions)	March 31, 2020	December 31, 2019
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $6.9 (2019—$7.2)	$928.8	$930.9
Senior notes due 2021, net of unamortized debt issuance costs of $2.3 (2019—$2.7)	697.7	697.3
Senior notes due 2024, net of unamortized debt issuance costs of $2.3 (2019—$2.4)	297.7	297.6
Debt payable to unconsolidated affiliate	47.0	47.4
Other borrowings	7.1	7.2
Total debt	1,978.3	1,980.4
Less debt payable within one year	23.5	23.1
Debt payable after one year	$1,954.8	$1,957.3
Weighted average interest rates on total debt	3.7%	3.8%

See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of March 31, 2020, the available credit under this facility was reduced to $381.3 million by outstanding letters of credit.

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

The principal maturities of debt outstanding at March 31, 2020, were as follows:

(In millions)
2020	$18.6
2021	717.3
2022	18.7
2023	17.8
2024	313.3
Thereafter	892.6
Total debt	$1,978.3

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
At March 31, 2020, and December 31, 2019, the carrying amounts and fair values of Grace’s debt were as follows:

	March 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan(1)	$928.8	$789.5	$930.9	$938.1
Senior notes due 2021(2)	697.7	706.0	697.3	727.1
Senior notes due 2024(2)	297.7	297.7	297.6	329.2
Other borrowings	54.1	54.1	54.6	54.6
Total debt	$1,978.3	$1,847.3	$1,980.4	$2,049.0
___________________________________________________________________________________________________________________

(1)	Carrying amounts are net of unamortized debt issuance costs and discounts of $6.9 million and $7.2 million as of March 31, 2020, and December 31, 2019, respectively.

(2)
Carrying amounts are net of unamortized debt issuance costs of $2.3 million and $2.3 million as of March 31, 2020, and $2.7 million and $2.4 million as of December 31, 2019, related to the senior notes due 2021 and senior notes due 2024, respectively.

At March 31, 2020, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
Currency Derivatives    Because Grace operates and/or sells to customers in over 60 countries and in over 30 currencies, its results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales with expenditures in the same currencies, but it is not always possible to do so. From time to time, Grace uses financial instruments such as currency forward contracts, options, swaps, or combinations thereof to reduce the risk of certain specific transactions. However, Grace does

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Forward contracts with maturities of not more than 36 months are used and designated as cash flow hedges of forecasted repayments of intercompany loans. The effective portion of gains and losses on these currency hedges is recorded in “accumulated other comprehensive income (loss)” and reclassified into “other (income) expense, net” to offset the remeasurement of the underlying hedged loans. Forward points are excluded from the assessment of effectiveness and amortized to income on a systematic basis.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of March 31, 2020, were $155.5 million.
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
In connection with the 2018 U.S. dollar term loan, Grace entered into cross-currency swaps beginning on November 5, 2018, and maturing on March 31, 2023, to synthetically convert $600.0 million of U.S. dollar-denominated floating rate debt into €525.9 million of euro-denominated debt fixed at 1.785%. The valuation of these cross-currency swaps is determined using an income approach, using LIBOR and EURIBOR (Euro Interbank Offered Rate) swap curves, currency basis spreads, and euro/U.S. dollar exchange rates.
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
In connection with the 2018 U.S. dollar term loan, Grace entered into interest rate swaps beginning on April 3, 2018, and maturing on March 31, 2023, fixing the LIBOR component of the interest on $100.0 million of term debt at 2.775%. The valuation of these interest rate swaps is determined using an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Credit risk is also incorporated into derivative valuations.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019:

	Fair Value Measurements at March 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$14.6	$—	$14.6	$—
Variable-to-fixed cross-currency swaps	11.5	—	11.5	—
Total Assets	$26.1	$—	$26.1	$—
Liabilities
Currency derivatives	$1.2	$—	$1.2	$—
Interest rate derivatives	6.3	—	6.3	—
Total Liabilities	$7.5	$—	$7.5	$—

	Fair Value Measurements at December 31, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$6.1	$—	$6.1	$—
Variable-to-fixed cross-currency derivatives	3.4	—	3.4	—
Total Assets	$9.5	$—	$9.5	$—
Liabilities
Currency derivatives	$0.9	$—	$0.9	$—
Interest rate derivatives	3.4	—	3.4	—
Total Liabilities	$4.3	$—	$4.3	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019:

March 31, 2020 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$6.2	Other current liabilities	$—
Currency contracts	Other assets	8.4	Other liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.1
Interest rate contracts	Other assets	—	Other liabilities	4.2
Variable-to-fixed cross-currency swaps	Other current assets	4.2	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other assets	7.3	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.5)
Currency contracts	Other current assets	—	Other current liabilities	1.7
Total derivatives		$26.1		$7.5

December 31, 2019 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.1	Other current assets	$(3.1)
Currency contracts	Other assets	4.0	Other liabilities	4.0
Interest rate contracts	Other current assets	—	Other current liabilities	1.0
Interest rate contracts	Other assets	—	Other liabilities	2.4
Variable-to-fixed cross-currency swaps	Other current assets	10.2	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other liabilities	(6.8)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.2)
Currency contracts	Other current assets	—	Other current liabilities	0.2
Total derivatives		$9.5		$4.3

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.1)	Interest expense	$(0.2)
Currency contracts(1)	2.4	Other expense	1.4
Variable-to-fixed cross-currency swaps	3.4	Interest expense	2.5
Variable-to-fixed cross-currency swaps	7.6	Other expense	7.6
Total derivatives	$10.3		$11.3

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.9)
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

	Three Months Ended March 31,
	2020		2019
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(18.3)	$8.8	$(20.0)	$2.2
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(0.2)	$—	$—	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	2.5	7.6	3.6	8.4
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	1.4	—	1.3
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.7	—	0.7

Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.9 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three months ended March 31, 2020 and 2019. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended March 31,
(In millions)	2020	2019
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$6.1	$3.8
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

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes

Grace’s effective tax rates for the three months ended March 31, 2020 and 2019, were 27.2% and 30.7%, respectively. For both periods, Grace’s effective tax rate was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S.
As of March 31, 2020, Grace had $302.0 million in federal tax credit carryforwards before unrecognized tax benefits.
6. Pension Plans and Other Retirement Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	March 31, 2020	December 31, 2019
Overfunded defined benefit pension plans	$8.9	$8.5
Underfunded defined benefit pension plans	(84.5)	(85.2)
Unfunded defined benefit pension plans	(430.3)	(434.6)
Total underfunded and unfunded defined benefit pension plans	(514.8)	(519.8)
Pension liabilities included in other current liabilities	(14.7)	(14.8)
Net funded status	$(520.6)	$(526.1)

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation (“PBO”). Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following table presents the components of net periodic benefit cost (income).

	Three Months Ended March 31,
	2020		2019
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.7	$2.7	$3.9	$2.2
Interest cost	7.6	1.0	9.6	1.3
Expected return on plan assets	(12.0)	(0.3)	(12.0)	(0.2)
Amortization of prior service credit	(0.2)	—	(0.2)	—
Net periodic benefit cost (income)	$0.1	$3.4	$1.3	$3.3

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
Defined Contribution Retirement Plans    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three months ended March 31, 2020 and 2019, was $3.3 million.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, participate in enhanced defined contribution plans instead of defined benefit pension plans. For the U.S. plan, Grace contributes 4% of an individual employee’s

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans (Continued)

salary or wages. For the German plan, contributions vary based on the individual employee’s contributions and other factors. Grace’s cost related to these enhanced defined contribution plans established in the United States and Germany for the three months ended March 31, 2020, was $1.2 million compared with $0.8 million for the prior-year quarter.
7. Other Balance Sheet Accounts

(In millions)	March 31, 2020	December 31, 2019
Other Current Assets
Plant under construction—unconsolidated affiliate (see Note 15)	$184.7	$173.9
Non-trade accounts receivable	21.6	24.1
Fair value of currency, interest rate, and commodity contracts (see Note 4)	10.9	15.6
Income taxes receivable	9.5	4.2
Other current assets	18.4	17.3
	$245.1	$235.1

(In millions)	March 31, 2020	December 31, 2019
Other Current Liabilities
Liability to unconsolidated affiliate for plant under construction (see Note 15)	$184.7	$173.9
Accrued compensation	35.3	53.6
Deferred revenue (see Note 13)	34.8	35.0
Accrued interest (see Note 3)	26.4	13.3
Environmental contingencies (see Note 8)	18.7	17.8
Pension liabilities (see Note 6)	14.7	14.8
Income taxes payable (see Note 5)	11.5	8.6
Operating lease liabilities	8.9	9.3
Liability for dam spillway replacement (see Note 8)	4.4	4.7
Other accrued liabilities	75.2	88.7
	$414.6	$419.7

Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	March 31, 2020	December 31, 2019
Other Liabilities
Environmental contingencies (see Note 8)	$94.1	$97.5
Liability for dam spillway replacement (see Note 8)	61.0	61.7
Deferred revenue (see Note 13)	30.0	29.5
Operating lease liabilities	25.4	26.2
Legacy product liability (see Note 8)	24.0	24.0
Retained obligations of divested businesses	11.9	12.7
Asset retirement obligation	9.5	9.4
Deferred income taxes	7.5	7.5
Fair value of currency and interest rate contracts (see Note 4)	4.2	13.2
Unrecognized tax benefits	4.0	4.1
Other noncurrent liabilities	22.2	22.4
	$293.8	$308.2

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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product (“ZAI PD Claims”), the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. As of March 31, 2020, the PD Trust has paid out approximately $32 million in ZAI PD Claims and expenses, leaving a balance of approximately $20 million, including the benefit of net investment gains.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
At March 31, 2020, Grace’s estimated liability for legacy environmental response costs totaled $112.8 million, compared with $115.3 million at December 31, 2019, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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
The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. Grace is working closely with the EPA, and the ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is currently expected to be issued by the EPA no earlier than 2022. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. Grace will reevaluate its estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Technical memoranda expected prior to the issuance of the ROD may provide insight into the likely remedial alternatives ultimately selected, allowing Grace to update its cost of remediation estimate. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts.
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
Grace’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at March 31, 2020, and December 31, 2019, totaled $73.9 million and $76.0 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At March 31, 2020, and December 31, 2019, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities totaled $38.9 million and $39.3 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
Other Legacy Liabilities    In April 2019, the Montana Department of Natural Resources and Conservation issued a five-year operating permit for a dam at the Libby mine site. Grace constructed the dam in 1971 to prevent vermiculite ore tailings from moving into nearby creeks and rivers. The permit requires Grace to complete construction of a new spillway before the permit is further renewed in five years. Grace contracted a third-party engineering and consulting firm to develop a range of cost estimates for the project. Based on this work, Grace recorded pre-tax charges of $68.0 million in 2019 for the estimated costs of the project. These costs are preliminary and may vary significantly as the project progresses. Based on the consultants’ estimates, Grace believes it is reasonably possible that the ultimate costs of this project could range between $50 million and $100 million. Construction of the new spillway is expected to take three to four years.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

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

•
Indemnification obligations of Grace as a tenant of real property leases; and guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of March 31, 2020, Grace had gross financial assurances issued and outstanding of $138.1 million, composed of $68.9 million of surety bonds issued by various insurance companies and $69.2 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring costs in in the three months ended March 31, 2020 and 2019, primarily related to severance costs pertaining to sales force reorganization. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring expenses by reportable segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In millions)	2020	2019
Catalysts Technologies	$—	$0.2
Materials Technologies	0.2	1.0
Corporate	—	(0.1)
Total restructuring expenses	$0.2	$1.1

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

The following table presents components of the change in the restructuring liability from December 31, 2019, to March 31, 2020.

(In millions)
Balance, December 31, 2019	$3.8
Accruals for severance and other costs	0.2
Payments	(1.0)
Balance, March 31, 2020	$3.0

Substantially all costs related to the restructuring programs are expected to be paid by December 31, 2021, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three months ended March 31, 2020 and 2019, were $2.5 million and $1.2 million, respectively. These expenses primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position. Substantially all of these expenses have been or are expected to be settled in cash.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Business interruption insurance recoveries	$(8.0)	$—
Defined benefit pension (income) expense other than service cost	(3.9)	(1.5)
Third-party acquisition-related costs	1.5	0.3
Currency transaction effects	(0.9)	(0.2)
Net (gain) loss on sales of investments and disposals of assets	0.5	0.5
Other miscellaneous (income) expense	2.0	(1.3)
Total other (income) expense, net	$(8.8)	$(2.2)

In July 2019, a North American FCC catalysts customer filed for bankruptcy protection after announcing it would not resume refinery operations following a fire in its refinery. Grace received $8.0 million in 2020, as well as $8.0 million in the 2019 fourth quarter, from its third-party insurer under its business interruption insurance policy for lost profits.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	3.9	(1.4)	2.5
Gain (loss) from hedging activities	(1.4)	0.4	(1.0)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$2.4	$(1.0)	$1.4

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Three Months Ended March 31, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	12.9	(1.2)	11.7
Gain (loss) from hedging activities	(4.3)	1.3	(3.0)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$8.5	$0.1	$8.6
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$(0.5)	$92.7	$(13.4)	$78.8
Other comprehensive income (loss) before reclassifications	—	2.5	7.2	9.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	(8.2)	(8.3)
Net current-period other comprehensive income (loss)	(0.1)	2.5	(1.0)	1.4
Ending balance	$(0.6)	$95.2	$(14.4)	$80.2

Three Months Ended March 31, 2019 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.2	$76.2	$(8.5)	$67.9
Other comprehensive income (loss) before reclassifications	—	11.7	6.6	18.3
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	(9.6)	(9.7)
Net current-period other comprehensive income (loss)	(0.1)	11.7	(3.0)	8.6
Ending balance	$0.1	$87.9	$(11.5)	$76.5

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

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$42.0	$24.7
Denominators
Weighted average common shares—basic calculation	66.5	66.8
Dilutive effect of employee stock options	—	0.1
Weighted average common shares—diluted calculation	66.5	66.9
Basic earnings per share	$0.63	$0.37
Diluted earnings per share	$0.63	$0.37

There were 1.7 million anti-dilutive options outstanding for the three months ended March 31, 2020, compared with 0.9 million for the prior-year quarter.
On February 8, 2017, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million. On February 28, 2020, Grace announced that its Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. During the three months ended March 31, 2020 and 2019, the Company repurchased 673,807 shares and 69,860 shares of Company common stock for $40.4 million and $4.8 million, respectively, pursuant to the terms of the share repurchase program. As of March 31, 2020, $235.0 million remained under the current authorization. Grace temporarily suspended its share repurchase program in early March in light of the COVID-19 pandemic.
13. Revenues
Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials, and by licensing technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Refining Catalysts	$55.7	$75.9	$31.5	$5.5	$168.6
Polyolefin and Chemical Catalysts	35.3	52.7	46.6	4.8	139.4
Total Catalysts Technologies	91.0	128.6	78.1	10.3	308.0
Consumer/Pharma	10.3	13.6	4.8	4.8	33.5
Coatings	7.2	18.4	8.6	2.4	36.6
Chemical process	8.2	19.0	8.7	1.9	37.8
Other	1.4	4.1	0.1	—	5.6
Total Materials Technologies	27.1	55.1	22.2	9.1	113.5
Total Grace	$118.1	$183.7	$100.3	$19.4	$421.5

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Three Months Ended March 31, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$72.2	$66.6	$35.7	$7.3	$181.8
Polyolefin and Chemical Catalysts	45.8	64.9	52.4	4.8	167.9
Total Catalysts Technologies	118.0	131.5	88.1	12.1	349.7
Consumer/Pharma	9.3	19.0	4.0	4.7	37.0
Coatings	7.0	19.7	9.4	2.1	38.2
Chemical process	9.0	19.9	7.7	2.3	38.9
Other	1.2	4.5	—	—	5.7
Total Materials Technologies	26.5	63.1	21.1	9.1	119.8
Total Grace	$144.5	$194.6	$109.2	$21.2	$469.5

Contract Balances    Grace invoices customers for product sales once performance obligations have been satisfied, generally at the point of delivery, at which point payment becomes unconditional. Accordingly, Grace's product sales contracts generally do not give rise to material contract assets or liabilities under ASC 606; however, from time to time certain customers may pay in advance, which results in a contract liability. In the technology licensing business, Grace invoices licensees based on milestones achieved but has obligations to provide services in future periods, which results in contract liabilities.
The following table presents Grace’s deferred revenue balances as of March 31, 2020, and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Current	$34.8	$35.0
Noncurrent	30.0	29.5
Total	$64.8	$64.5

Grace records deferred revenues when cash payments are received or due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $8.4 million of revenue recognized for the three months ended March 31, 2020, that was included in the deferred revenue balance as of December 31, 2019.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next five years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $128 million as of March 31, 2020, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2020	20%
2021	29%
2022	22%
2023	15%
Thereafter through 2027	14%

For the three months ended March 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
14. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications. Advanced Refining Technologies LLC (“ART”), Grace’s joint venture with Chevron Products Company (“Chevron”), a division of Chevron U.S.A. Inc., is managed in this segment. (See Note 15.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in consumer/pharma, coatings, and chemical process applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.
Grace defines Adjusted EBIT to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales or exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; the effects of these items on equity in earnings of unconsolidated affiliate; and certain other items that are not representative of underlying trends.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Reportable Segment Data

	Three Months Ended March 31,
(In millions)	2020	2019
Net Sales
Catalysts Technologies	$308.0	$349.7
Materials Technologies	113.5	119.8
Total	$421.5	$469.5
Adjusted EBIT
Catalysts Technologies segment operating income	$82.0	$101.7
Materials Technologies segment operating income	19.0	24.0
Corporate costs	(15.6)	(16.2)
Certain pension costs	(3.1)	(4.8)
Total	$82.3	$104.7
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three months ended March 31, 2020 and 2019, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2020	2019
Grace Adjusted EBIT	$82.3	$104.7
Costs related to legacy matters	(2.7)	(46.9)
Restructuring and repositioning expenses	(2.7)	(2.3)
Third-party acquisition-related costs	(1.5)	(0.3)
Taxes and interest included in equity in earnings of unconsolidated affiliate	—	(0.3)
Interest expense, net	(17.7)	(19.3)
Net income (loss) attributable to noncontrolling interests	0.1	(0.1)
Income (loss) before income taxes	$57.8	$35.5

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended March 31,
(In millions)	2020	2019
Net Sales
United States	$106.7	$131.6
Canada	11.4	12.9
Total North America	118.1	144.5
Europe Middle East Africa	183.7	194.6
Asia Pacific	100.3	109.2
Latin America	19.4	21.2
Total	$421.5	$469.5

15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $182.6 million and $181.9 million as of March 31, 2020, and December 31, 2019, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The table below presents the components of Grace’s “equity in earnings of unconsolidated affiliate” in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2020	2019
Operating income	$1.6	$3.9
Depreciation and amortization	(0.4)	(0.1)
Interest expense and income taxes	—	0.3
Equity in earnings of unconsolidated affiliate	$1.2	$4.1
The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	March 31, 2020	December 31, 2019
Summary Balance Sheet information:
Current assets	$281.8	$300.7
Noncurrent assets	249.5	237.8
Total assets	$531.3	$538.5

Current liabilities	$168.5	$177.1
Noncurrent liabilities	0.3	0.3
Total liabilities	$168.8	$177.4

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

	Three Months Ended March 31,
(In millions)	2020	2019
Summary Statement of Operations information:
Net sales	$75.3	$111.5
Costs and expenses applicable to net sales	68.0	97.3
Income before income taxes	2.9	9.7
Net income	2.5	9.2

Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements and the resulting transactions are treated as related party activities with an unconsolidated affiliate. Product manufactured by Grace for ART is accounted for on a net basis, with a mark-up, which reduces “cost of goods sold” in the Consolidated Statements of Operations. Grace also receives reimbursement from ART for fixed costs; research and development; selling, general and administrative services; and depreciation. Grace records reimbursements against the respective line items on Grace’s Consolidated Statements of Operations. The table below presents summary financial data related to transactions between Grace and ART.

	Three Months Ended March 31,
(In millions)	2020	2019
Product manufactured for ART	$71.1	$66.8
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.4	1.3
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	14.1	12.8

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	March 31, 2020	December 31, 2019
Accounts receivable	$19.5	$17.5
Current asset	184.7	173.9
Accounts payable	27.5	37.7
Debt payable within one year	9.8	9.9
Debt payable after one year	37.2	37.5
Current liability	184.7	173.9
The current asset and current liability in the table above represent spending to date related to a residue hydroprocessing catalyst production plant that is under construction in Lake Charles, Louisiana. Grace manages the design and construction of the plant, and the asset will continue to be included in “other current assets” in Grace’s Consolidated Balance Sheets until construction is completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other current liabilities” in the Consolidated Balance Sheets.
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

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2021. No amounts were outstanding at March 31, 2020, or December 31, 2019.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, include trade accounts receivable of $1.8 million and $3.6 million, respectively, from these customers. Grace’s Consolidated Statements of Operations for the three months ended March 31, 2020, include $1.9 million of revenues from these customers, compared with $3.2 million in the prior-year quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
See Analysis of Operations for a discussion of our non-GAAP performance measures. We generally refer to the quarter ended March 31, 2020, as the “first quarter,” and the quarter ended March 31, 2019, as the “prior-year quarter.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 10.2% to $421.5 million, including an estimated 4%, or $20 million, impact related to COVID-19.

•	Net income attributable to Grace shareholders increased 70.0% to $42.0 million.

•	Adjusted EBIT[1] decreased 21.4% to $82.3 million.

•	Diluted earnings per share increased 70.3% to $0.63 per diluted share.

•	Adjusted EPS[1] decreased 23.7% to $0.71 per diluted share, down $0.22, including an estimated $0.10 net impact related to COVID-19.
1 Non-GAAP performance measures further discussed below.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two reportable segments.
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications, as follows:

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

•
Hydroprocessing catalysts (HPC), most of which are marketed through our Advanced Refining Technologies LLC (“ART”) joint venture with Chevron Products Company (“Chevron”), a division of Chevron U.S.A. Inc., that are used in process reactors to upgrade heavy oils into lighter, more useful products, enabling less expensive feedstock usage in the petroleum refining process, and to produce products that meet more stringent environmental regulations. These catalysts and solutions allow customers to improve their profitability in the production of cleaner petroleum-based fuels to meet regulatory and fuel quality standards. (We hold a 50% economic interest in ART, which is not consolidated in our financial statements so ART’s sales are excluded from our sales.)

•
Polyolefin catalysts and catalyst supports, also called specialty catalysts (SC), for the production of polyethylene (PE) and polypropylene (PP) thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles. Non-phthalate catalysts allow customers to produce phthalate-free PP products. Products also include catalysts that allow for the lightweighting of automobiles by replacing steel parts with PP while meeting demanding performance standards of automakers.

•	Gas-phase polypropylene process technology, which provides our licensees with a proven, cost-effective, flexible, and reliable capability to manufacture polypropylene products having a wide spectrum of performance attributes, enabling customers to manufacture products for a broad array of end-use applications.

•
Chemical catalysts, which include hydrogenation and dehydrogenation catalyst products. These catalysts can be customized for use in a variety of petrochemical chain conversions as well as fine chemical production.

Grace Materials Technologies produces and sells specialty materials, including silica-based and silica-alumina-based materials, used in consumer/pharma, coatings, and chemical process applications, as follows:

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
Global Scope
We operate our business on a global scale with approximately 72% of our annual 2019 sales and 75% of our first quarter sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability, and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as substitutes for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales and exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; the effects of these items on equity in earnings of unconsolidated affiliate; and certain other items that are not representative of underlying trends.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization, and depreciation and amortization included in equity in earnings of unconsolidated affiliate (collectively, Adjusted Depreciation and Amortization).
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
We define the change in net sales on a constant currency basis (a non-GAAP financial measure) to be the period-over-period change in net sales calculated using the foreign currency exchange rates that were in effect during the previous comparable period.
“Legacy matters” include legacy (i) product, (ii) environmental, and (iii) other liabilities, relating to past activities of Grace.
In the first quarter, the definition of Adjusted EBIT was modified to adjust for the effects of interest and taxes on equity in earnings of unconsolidated affiliate. The definition of Adjusted EBITDA was modified to adjust for the effects of depreciation and amortization on equity in earnings of unconsolidated affiliate. We made these changes to provide clarity about the impacts of these items on our equity in earnings of unconsolidated affiliate and to improve consistency in our application of non-GAAP financial measures. Previously reported amounts were revised to conform to the current presentation.
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
We use the change in net sales on a constant currency basis as a performance measure to compare current period financial performance to historical financial performance by excluding the impact of foreign currency exchange rate fluctuations that are not representative of underlying business trends and are largely outside of our control.
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return on Invested Capital, Adjusted Gross Margin, Adjusted EPS, and the change in net sales on a constant currency basis are non-GAAP financial measures; do not purport to represent income measures as defined under U.S. GAAP; and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. They distinguish the operating results of Grace’s current business base from the costs of Grace’s legacy matters; restructuring and repositioning activities; and certain other items. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP, and thus investors and others should review carefully our financial results calculated in accordance with U.S. GAAP.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2020	2019	% Change
Net sales:
Catalysts Technologies	$308.0	$349.7	(11.9)%
Materials Technologies	113.5	119.8	(5.3)%
Total Grace net sales	$421.5	$469.5	(10.2)%
Net sales by region:
North America	$118.1	$144.5	(18.3)%
Europe Middle East Africa	183.7	194.6	(5.6)%
Asia Pacific	100.3	109.2	(8.2)%
Latin America	19.4	21.2	(8.5)%
Total net sales by region	$421.5	$469.5	(10.2)%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$82.0	$101.7	(19.4)%
Materials Technologies segment operating income	19.0	24.0	(20.8)%
Corporate costs	(15.6)	(16.2)	3.7%
Certain pension costs(B)	(3.1)	(4.8)	35.4%
Adjusted EBIT	82.3	104.7	(21.4)%
Costs related to legacy matters	(2.7)	(46.9)
Restructuring and repositioning expenses	(2.7)	(2.3)
Third-party acquisition-related costs	(1.5)	(0.3)
Taxes and interest included in equity in earnings of unconsolidated affiliate	—	(0.3)
Interest expense, net	(17.7)	(19.3)	8.3%
(Provision for) benefit from income taxes	(15.7)	(10.9)	(44.0)%
Net income (loss) attributable to W. R. Grace & Co. shareholders	$42.0	$24.7	70.0%
Diluted EPS	$0.63	$0.37	70.3%
Adjusted EPS	$0.71	$0.93	(23.7)%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2020	2019	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	40.7%	42.4%	(170) bps
Materials Technologies	33.0%	36.4%	(340) bps
Adjusted Gross Margin	38.7%	40.9%	(220) bps
Pension costs in cost of goods sold	(0.8)%	(0.7)%	(10) bps
Total Grace	37.9%	40.2%	(230) bps
Adjusted EBIT:
Catalysts Technologies	$82.0	$101.7	(19.4)%
Materials Technologies	19.0	24.0	(20.8)%
Corporate, pension, and other	(18.7)	(21.0)	11.0%
Total Grace	$82.3	$104.7	(21.4)%
Depreciation and amortization:
Catalyst Technologies depreciation and amortization	$20.7	$20.5	1.0%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	0.4	0.1	300.0%
Catalysts Technologies	21.1	20.6	2.4%
Materials Technologies	3.6	3.5	2.9%
Corporate	1.2	0.9	33.3%
Adjusted Depreciation and Amortization	25.9	25.0	3.6%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	(0.4)	(0.1)	(300.0)%
Total Grace	$25.5	$24.9	2.4%
Adjusted EBITDA:
Catalysts Technologies	$103.1	$122.3	(15.7)%
Materials Technologies	22.6	27.5	(17.8)%
Corporate, pension, and other	(17.5)	(20.1)	12.9%
Total Grace	$108.2	$129.7	(16.6)%
Adjusted EBIT margin:
Catalysts Technologies	26.6%	29.1%	(250) bps
Materials Technologies	16.7%	20.0%	(330) bps
Total Grace	19.5%	22.3%	(280) bps
Adjusted EBITDA margin:
Catalysts Technologies	33.5%	35.0%	(150) bps
Materials Technologies	19.9%	23.0%	(310) bps
Total Grace	25.7%	27.6%	(190) bps

Analysis of Operations (In millions)	Four Quarters Ended March 31,
	2020	2019
Calculation of Adjusted EBIT Return on Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$143.6	$148.7
Adjusted EBIT	451.1	465.3

Total equity	383.9	353.8
Reconciliation to Adjusted Invested Capital:
Total debt	1,978.3	1,984.1
Underfunded and unfunded defined benefit pension plans	514.8	430.5
Liabilities related to legacy matters	203.1	168.8
Cash, cash equivalents, and restricted cash	(193.7)	(203.8)
Income taxes, net	(498.6)	(516.3)
Other items	32.0	33.0
Adjusted Invested Capital	$2,419.8	$2,250.1

Return on equity	37.4%	42.0%
Adjusted EBIT Return on Invested Capital	18.6%	20.7%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not meaningful

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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
Impact of COVID-19 Pandemic
Grace is well positioned to meet the operating and financial challenges caused by the global pandemic. Our first priority is the health and safety of our employees. We have fully implemented our pandemic response plan, including significant new safety protocols throughout our operations. We are also focused on business continuity to ensure we continue delivering value to all of our customers. At this time, our manufacturing operations and global supply chain have not been materially affected by the pandemic, and all of our manufacturing sites are operating. Approximately 45% of our global workforce shifted to working remotely beginning in March 2020.
We have taken decisive actions to mitigate the economic effects of the pandemic and to ensure we generate strong cash flow this year, including lowering capital spending by $35 to $40 million, improving working capital to generate $35 to $40 million of cash flow, reducing operating costs by $25 to $30 million, and aligning production volumes to match near-term demand. See “—Financial Condition, Liquidity, and Capital Resources” below.
Understanding near-term demand in our segments is critically important to effectively managing our operations, working capital and costs. We are triangulating customer information, economic and industry data, inventory levels, and our own experience in prior downturns to plan the 2020 second quarter. We are planning for 2020 second quarter sales to be down 20-25% compared with the 2019 second quarter. We are using this assumption to set our production plans, sourcing plans, and cost reduction plans. We are planning for 2020 second quarter gross margin to decrease 500-800 basis points compared with the 2019 second quarter as a result of lower fixed cost absorption (200-300 basis points) and reduced inventory levels (300-500 basis points). We expect gross margins to recover as demand increases; however given the evolving nature of the pandemic, the overall impact on our business will ultimately depend on the duration and severity of the pandemic.
See Item 1A. (Risk Factors) in Part II of this Report for more information on the risks we face related to the COVID-19 pandemic.
Net Sales and Gross Margin
Sales for the first quarter decreased 10.2%, down 9.2% on constant currency, compared with the prior-year quarter. The decline includes an estimated 4%, or $20 million, impact related to COVID-19. Lower customer demand resulted from the weak manufacturing environment and significantly higher refinery customer turnarounds. Sales volumes in Catalysts Technologies declined across all regions, led by significant declines in North America. Lower sales in Materials Technologies were driven by volume declines in EMEA. Improved pricing benefited both segments, and was partially offset by unfavorable currency translation.
Gross margin decreased 230 basis points to 37.9% for the first quarter. Adjusted Gross Margin decreased 220 basis points to 38.7%. The decreases were primarily due to under-absorbed fixed costs resulting from lower production volumes in the 2019 fourth quarter and the 2020 first quarter in response to the weak manufacturing environment and lower sales volumes, partially offset by improved pricing and 120 basis points from lower raw materials and energy costs.
The following table identifies the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended March 31, 2020 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(13.3)%	2.1%	(0.7)%	(11.9)%
Materials Technologies	(4.0)%	0.6%	(1.9)%	(5.3)%
Net sales	(10.9)%	1.7%	(1.0)%	(10.2)%
By Region:
North America	(20.2)%	1.9%	—%	(18.3)%
Europe Middle East Africa	(6.5)%	3.0%	(2.1)%	(5.6)%
Asia Pacific	(7.5)%	(0.5)%	(0.2)%	(8.2)%
Latin America	(7.8)%	0.7%	(1.4)%	(8.5)%

Grace Net Income
Net income attributable to Grace was $42.0 million for the first quarter, an increase of 70.0% compared with $24.7 million for the prior-year quarter. The increase was primarily due to a $45.0 million charge in the prior-year quarter for the estimated costs of construction of a new dam spillway at our former vermiculite mine site in Libby, Montana, partially offset by lower gross profit in the current period.
Adjusted EBIT
Adjusted EBIT was $82.3 million for the first quarter, a decrease of 21.4% compared with the prior-year quarter. The decrease was primarily due to lower gross profit coupled with lower ART joint venture income, partially offset by business interruption insurance recoveries and operating expense management. The decrease includes an estimated net impact of $10 million related to COVID-19.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2020				2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted EPS				$0.63				$0.37
Costs related to legacy matters	$2.7	$0.6	$2.1	0.03	$46.9	$10.9	$36.0	0.54
Restructuring and repositioning expenses	2.7	0.6	2.1	0.03	2.3	0.6	1.7	0.03
Third-party acquisition-related costs	1.5	0.3	1.2	0.02	0.3	0.1	0.2	—
Discrete tax items		0.1	(0.1)	—		1.0	(1.0)	(0.01)
Adjusted EPS				$0.71				$0.93
Return on Equity and Adjusted EBIT Return on Invested Capital

Return on equity for the first quarter was 37.4% on a trailing four quarters basis compared with 42.0% on the same basis as of March 31, 2019. Adjusted EBIT Return on Invested Capital for the first quarter was 18.6% on a trailing four quarters basis, compared with 20.7% calculated on the same basis as of March 31, 2019. The decline is primarily due to increased growth capital investments that have not yet been placed into service as well as lower segment operating income. These assets are expected to be placed in service in mid-2020 and will support volume growth over the next few years.
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
Net Sales—Grace Catalysts Technologies
Sales were $308.0 million for the first quarter, a decrease of 11.9%, down 11.2% on constant currency, compared with the prior-year quarter. The decrease on a constant currency basis was due to lower sales volumes (-13.3%), partially offset by improved pricing (+2.1%). For the trailing 12 months ended March 31, 2020, FCC pricing was up over 200 basis points. Lower sales volumes were driven by overall market contractions and customer inventory actions, primarily in North America. Sales in Refining Technologies decreased 7.3% primarily due to higher refinery turnaround activity and the June 2019 closure of a North American refinery. Specialty Catalysts sales decreased 17.0% primarily due to expected lower sales volumes in chemical catalysts for industrial applications and in polyolefin catalysts due to the weak manufacturing environment, as well as an estimated 10% impact related to COVID-19. Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
Gross profit was $125.5 million for the first quarter, a decrease of 15.3% compared with the prior-year quarter. Gross margin of 40.7% decreased 170 basis points compared with the prior-year quarter of 42.4%, primarily due to under-absorbed fixed costs resulting from lower production volumes in the 2019 fourth quarter and the 2020 first quarter in response to the weak manufacturing environment and lower sales volumes, partially offset by improved pricing and 100 basis points from lower raw materials and energy costs.

Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Operating income was $82.0 million for the first quarter, a decrease of 19.4% compared with the prior-year quarter, due to gross profit declines coupled with lower income from our ART joint venture. The ART joint venture contributed $1.2 million to operating income, a decrease of $2.9 million compared with the prior-year quarter. Operating margin for the first quarter was 26.6%, a decrease of 250 basis points compared with the prior-year quarter.
In July 2019, a North American FCC catalysts customer filed for bankruptcy protection after announcing that it would not resume refinery operations following a fire in its refinery. We received insurance recoveries of $8.0 million in 1Q20, as well as $8.0 million in 4Q19 under our business interruption insurance policy for lost profits. The policy has a $25 million limit for this event. We expect to receive the remaining $9.0 million of insurance recoveries related to this event in the remainder of 2020.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the first quarter compared with the prior-year quarter.
Net Sales—Grace Materials Technologies
Sales were $113.5 million for the first quarter, a decrease of 5.3%, down 3.4% on constant currency, compared with the prior-year quarter due to lower sales volumes (-4.0%) partially offset by improved pricing (+0.6%). Lower sales volumes were primarily due to the expected weak manufacturing environment and included an estimated 2.5% impact related to COVID-19, primarily in coatings and chemical process applications.

Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
Gross profit was $37.5 million for the first quarter, a decrease of 14.0% compared with the prior-year quarter. Gross margin of 33.0% decreased 340 basis points compared with the prior-year quarter. The decrease in gross margin was primarily due to under-absorbed fixed costs resulting from lower production volumes in the 2019 fourth quarter and the 2020 first quarter in response to the weak manufacturing environment and lower sales volumes, partially offset by a benefit of 160 basis points from lower raw materials and energy costs, as well as product and regional mix and improved pricing.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Operating income was $19.0 million for the first quarter, a decrease of 20.8% compared with the prior-year quarter, due to lower gross profit. Operating margin for the first quarter was 16.7%, a decrease of 330 basis points compared with the prior-year quarter.
Corporate Costs
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Corporate costs for the first quarter were $15.6 million, a decrease of $0.6 million from the prior-year quarter. The decrease was primarily due to lower accruals for incentive compensation and lower functional spend.

Restructuring and Repositioning Expenses
During the first quarter, we incurred $0.2 million of restructuring expenses compared with $1.1 million in the prior-year quarter. Costs in both periods primarily related to severance costs pertaining to sales force reorganization. Substantially all costs related to this restructuring program were paid by March 31, 2020.
Repositioning expenses for the first quarter were $2.5 million compared with $1.2 million in the prior-year quarter. Expenses primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Substantially all of these expenses have been or are expected to be settled in cash.
The following table presents the major components of restructuring and repositioning expenses recorded in the first quarter and the prior-year quarter.

	Three Months Ended March 31,
(In millions)	2020	2019
Third-party costs of manufacturing and business transformation programs	$2.7	$1.1
Employee severance	0.6	1.5
Other	(0.6)	(0.3)
Total restructuring and repositioning expenses	$2.7	$2.3
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $3.1 million compared with $4.8 million for the prior-year quarter. The decrease was primarily due to a decrease in interest cost partially offset by an increase in service cost due to a decrease in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $17.7 million for the first quarter, a decrease of 8.3% compared with the prior-year quarter. This decrease was due to higher capitalized interest in 2020 related primarily to the growth in capital investments, as well as lower interest expense on our floating rate term loans and revolving credit facility due to lower interest rates in the first quarter of 2020.
Income Taxes
Our effective tax rates for the first quarter and prior-year quarter, were 27.2% and 30.7%, respectively. For both periods, our effective tax rate was higher than the U.S. federal statutory rate primarily due to income taxes in jurisdictions with higher statutory tax rates than the U.S.
As of March 31, 2020, Grace has $302.0 million in federal tax credit carryforwards before unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017 imposed a minimum U.S. tax on Global Intangible Low-taxed Income (“GILTI”). To arrive at the requisite minimum tax on GILTI, U.S. tax law provides for a specific deduction that is intended to lower the effective tax rate on the GILTI inclusion. In addition, foreign taxes paid on GILTI are available as a deduction or as a tax credit (subject to certain limitations) to offset U.S. tax liability. The specific deduction and ability to claim a foreign tax credit is limited if a company does not have sufficient U.S. taxable income. Our effective tax rate estimate for 2020 reflects the aforementioned benefits based on our projections of U.S. federal taxable income. Such projections may change in subsequent quarters, which could change our tax expense and net income for 2020.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) became law. The CARES Act includes, among other things, provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, alternative minimum tax credit refunds, and technical corrections to tax depreciation methods for qualified improvement property. Although we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition, and liquidity, we do not expect the legislative provisions to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2020.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions related to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the repurchase of shares and the payment of dividends.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. During the first quarter we repurchased 673,807 shares of Company common stock for $40.4 million. As of March 31, 2020, $235.0 million remained under the current authorization. On April 3, 2020, we announced that we temporarily suspended our share repurchase program in light of the COVID-19 pandemic. We believe this action, while conservative, is appropriate given the uncertainty regarding the duration and severity of the pandemic.
We paid cash dividends of $20.5 million during the first quarter. On February 7, 2019, we announced that our Board of Directors had approved an increase in the annual dividend rate, from $0.96 to $1.08 per share of Company common stock, effective with the dividend paid March 21, 2019. On February 4, 2020, we announced that our Board of Directors had approved a further increase to $1.20 per share, effective with the dividend paid March 17, 2020. We intend to maintain our dividend.
Although the duration and severity of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that are challenging to accurately predict at this time, we believe that the cash we expect to generate during 2020 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt and pension obligations.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2020, was $1,978.3 million. We have limited debt service requirements, with no material maturities related to our term loans, revolving credit facility, or bonds until September 2021. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Cash Resources and Available Credit Facilities
At March 31, 2020, we had available liquidity of $612.9 million, consisting of $193.2 million in cash and cash equivalents, $381.3 million available under our revolving credit facility, and $38.4 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of March 31, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Singapore	$18.0	$8.9	April 3, 2023
China	11.8	9.1	April 3, 2023
Other countries	21.3	20.4	April 3, 2023, as well as open-ended
Total	$51.1	$38.4

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by (used for) operating activities	$54.6	$71.0
Net cash provided by (used for) investing activities	(73.7)	(46.1)
Net cash provided by (used for) financing activities	(67.0)	(21.8)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(3.1)	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(89.2)	2.8
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0
Cash, cash equivalents, and restricted cash, end of period	$193.7	$203.8
Net cash provided by operating activities for the first quarter was $54.6 million compared with $71.0 million for the prior-year quarter. The year-over-year change was primarily due to lower segment operating income.
Net cash used for investing activities for the first quarter was $73.7 million compared with $46.1 million for the prior-year quarter. The year-over-year change was primarily due to higher cash paid for capital expenditures, primarily related to our strategic growth investments, of $57.1 million for the first quarter compared with $38.2 million for the prior-year quarter.
Net cash used for financing activities for the first quarter was $67.0 million compared with $21.8 million for the prior-year quarter. The year-over-year change was primarily due to higher cash paid for repurchases of common stock of $40.4 million for the first quarter compared with $4.8 million for the prior-year quarter.
Employee Benefit Plans
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2020	2019
U.S. pay-as-you-go plans	$2.4	$1.7
Non-U.S. advance-funded plans	0.2	0.4
Non-U.S. pay-as-you-go plans	1.8	1.9
Total cash contributions	$4.4	$4.0
We have minimal pension funding requirements. Our U.S. qualified pension plans are well funded, with expected cash contributions of approximately $1 million per year for the next three years. Cash contributions related to pay-as-you-go unfunded plans and non-U.S. pension plans are expected to be approximately $15 million per year for the next three years.

Defined Contribution Plans
The following table presents cash payments related to our defined contribution plans. Payments related to the non-U.S. enhanced defined contribution plan established in 2016 are expected to begin in the 2020 third quarter, once employees have vested in the plan.

	Three Months Ended March 31,
(In millions)	2020	2019
U.S. defined contribution plan	$3.3	$3.3
U.S. enhanced defined contribution plan	1.0	0.8
Total cash payments	$4.3	$4.1
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
Critical Accounting Estimates
See the “Critical Accounting Estimates” heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, statements regarding: expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; impact of COVID-19 on our business; competitive positions; growth opportunities for existing products; benefits from new technology; benefits from cost reduction initiatives, plans and objectives; succession planning; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. We are subject to risks and uncertainties that could cause actual results or events to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results or events to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of our research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting our outstanding indebtedness; developments affecting our pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; our legal and environmental proceedings; environmental compliance costs (including existing and potential laws and regulations pertaining to climate change); the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; the economics of our customers’ industries, including the petroleum refining industry; public health and safety concerns, including pandemics and quarantines; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revisions to our projections and forward-looking statements, or to update them to reflect events or circumstances occurring after the dates those projections and statements are made.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2019, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2020, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The risks we described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us, not currently estimable, or that we currently deem to be immaterial, as well as generic business risks not included here, also may materially adversely affect our business, financial condition, or future results. With respect to certain risk factors that we discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, including, without limitation, Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report. In addition, see our cautionary language about Forward-Looking Statements, also in Part I of this Report. These more recent measures and information are incorporated herein by reference.
In addition to the risks and uncertainties that we discussed in our Annual Report on Form 10-K and identify elsewhere in this Report, recent world events have exacerbated the risks we face, as updated below.
Updates to Key Business Risks
We are subject to business continuity risks that may adversely affect our business, financial condition and results of operations.
The global COVID-19 pandemic has had a negative effect on our financial results and is expected to continue to negatively impact our businesses.
The COVID-19 pandemic has had an unfavorable impact on our results for the first quarter and continues to negatively affect our businesses. We expect the significant economic impacts of the COVID-19 pandemic, including lower manufacturing activity and transportation fuel demand, to negatively affect our 2020 full-year results. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. While we have taken several actions to mitigate the impact of the virus on our operations, including focusing on the health and safety of our employees, adjusting our global manufacturing operations and supply chain, and providing business continuity for our customers, the COVID-19 pandemic presents us with unprecedented uncertainty. The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect demand for our products and services; the price and availability of raw materials; transportation reliability; and the financial markets, among other things. We are continuing to evaluate the effects of the COVID-19 pandemic and the policy responses of governments, and while it is not possible to predict with certainty its ongoing effects, the pandemic is expected to materially adversely affect our businesses, financial condition, and future results.
The COVID-19 pandemic has also heightened risks associated with our internal operations. Although we have closely monitored and followed guidance from public health officials related to personal safety, preventative measures and personal protective equipment, an outbreak among our employee population could have a material adverse effect on our overall business and financial condition. Additionally, a large number of our employees are working remotely as a result of restrictions imposed to control the spread of the virus. This could result in increased cyber-security risk, which could have a material adverse effect on our overall business and financial condition.
Any increased uncertainty may result in a sustained global recession and may impact our share price as well as our ability to access the capital markets and our usual sources of liquidity on reasonable terms, or at all.

As we operate worldwide in a competitive environment, global economic and financial market conditions may adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic and lower crude oil prices have particularly affected certain participants in oil and gas businesses — industries to which we supply products and services.
The COVID-19 pandemic has led to significantly lower transportation fuel demand and a reduction in refining activity, which has negatively affected demand for our refining catalysts. Demand for other manufactured products, including polyolefin resins and products made with our specialty silicas, has also declined and negatively affected demand for our polyolefin catalysts and specialty silicas.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak of COVID-19 has caused an economic slowdown, and it is possible that it will cause a global recession. The occurrence of a recession or other period of low or negative economic growth will have a negative impact on demand for our products and may adversely affect our business, financial condition, and future results. There are no comparable recent events that provide guidance as to the effect a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our results of operations and precipitate or aggravate many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing; or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. We temporarily suspended our share repurchase program in early March in light of the COVID-19 pandemic.
The following table presents information regarding the status of repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” of Grace.

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2020 - 1/31/2020	15,055	69.66	15,055	108.1
2/1/2020 - 2/29/2020	392,627	62.08	392,627	250.0
3/1/2020 - 3/31/2020	266,125	56.34	266,125	235.0
Total	673,807	59.98	673,807

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

W. R. GRACE & CO. (Registrant)

Date: May 8, 2020	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)