Form 10-Q
period 2020-06-30
W R GRACE & CO
filed 2020-08-05
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $0.01 par value per share	66,188,621	shares

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
We refer to the U.S. Securities and Exchange Commission as the “SEC.” We refer to the Financial Accounting Standards Board as the “FASB.” The FASB issues, among other things, the Accounting Standards Codification (which we refer to as “ASC”) and Accounting Standards Updates (which we refer to as “ASU”). We refer to the U.S. Internal Revenue Service as the “IRS.”
Trademarks and other intellectual property that we discuss in this Report. GRACE®, the GRACE® logo (and any other use of the term “Grace” as a trade name) as well as the other trademarks, service marks, or trade names used in this Report are trademarks, service marks, or trade names of Grace or its operating units, except as otherwise indicated. ART® and ADVANCED REFINING TECHNOLOGIES® are trademarks, registered in the United States and/or other countries, of Advanced Refining Technologies LLC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net sales	$418.7	$513.6	$840.2	$983.1
Cost of goods sold	299.4	304.2	561.3	585.1
Gross profit	119.3	209.4	278.9	398.0
Selling, general and administrative expenses	71.9	76.3	143.0	149.5
Research and development expenses	16.7	16.3	33.7	33.3
Costs related to legacy matters	2.8	1.5	5.5	48.4
Equity in earnings of unconsolidated affiliate	(3.4)	(6.0)	(4.6)	(10.1)
Restructuring and repositioning expenses	23.9	6.4	26.6	8.7
Interest expense and related financing costs	19.2	19.6	37.5	39.6
Other (income) expense, net	(8.6)	0.1	(17.4)	(2.1)
Total costs and expenses	122.5	114.2	224.3	267.3
Income (loss) before income taxes	(3.2)	95.2	54.6	130.7
(Provision for) benefit from income taxes	(6.4)	(18.8)	(22.1)	(29.7)
Net income (loss)	(9.6)	76.4	32.5	101.0
Less: Net (income) loss attributable to noncontrolling interests	2.3	(0.2)	2.2	(0.1)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$(7.3)	$76.2	$34.7	$100.9
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$(0.11)	$1.14	$0.52	$1.51
Weighted average number of basic shares	66.2	66.8	66.3	66.8
Diluted earnings per share:
Net income (loss)	$(0.11)	$1.14	$0.52	$1.51
Weighted average number of diluted shares	66.2	67.0	66.4	66.9
Dividends per common share	$0.30	$0.27	$0.60	$0.54

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(9.6)	$76.4	$32.5	$101.0
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.1)	(0.1)	(0.2)	(0.2)
Currency translation adjustments	(7.5)	(6.8)	(5.0)	4.9
Gain (loss) from hedging activities	(0.8)	(6.1)	(1.8)	(9.1)
Total other comprehensive income (loss)	(8.4)	(13.0)	(7.0)	(4.4)
Comprehensive income (loss)	(18.0)	63.4	25.5	96.6
Less: comprehensive (income) loss attributable to noncontrolling interests	2.3	(0.2)	2.2	(0.1)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(15.7)	$63.2	$27.7	$96.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$32.5	$101.0
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	50.9	49.8
Equity in earnings of unconsolidated affiliate	(4.6)	(10.1)
Costs related to legacy matters	5.5	48.4
Cash paid for legacy matters	(12.3)	(7.8)
Provision for (benefit from) income taxes	22.1	29.7
Cash paid for income taxes	(24.4)	(20.3)
Income tax refunds received	7.3	7.1
Defined benefit pension expense	6.6	9.4
Cash paid under defined benefit pension arrangements	(8.4)	(8.0)
Loss on disposal of assets	20.9	1.2
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	84.7	(24.2)
Inventories	41.7	(37.4)
Accounts payable	(38.0)	13.1
All other items, net	0.1	(7.0)
Net cash provided by (used for) operating activities	184.6	144.9
INVESTING ACTIVITIES
Cash paid for capital expenditures	(95.0)	(101.5)
Business acquired, net of cash acquired	—	(22.8)
Other investing activities, net	(24.2)	(3.0)
Net cash provided by (used for) investing activities	(119.2)	(127.3)
FINANCING ACTIVITIES
Borrowings under credit arrangements	9.1	6.9
Repayments under credit arrangements	(12.8)	(12.3)
Proceeds from issuance of notes	750.0	—
Cash paid for debt financing costs	(10.3)	—
Cash paid for repurchases of common stock	(40.4)	(29.8)
Proceeds from exercise of stock options	—	18.0
Dividends paid to shareholders	(40.4)	(36.6)
Other financing activities, net	(4.2)	(4.9)
Net cash provided by (used for) financing activities	651.0	(58.7)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1.5)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	714.9	(41.1)
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0
Cash, cash equivalents, and restricted cash, end of period	$997.8	$159.9

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$32.6	$34.8
Capital expenditures in accounts payable	18.5	34.8
Expenditures for other investing activities included in accounts payable	3.7	24.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$997.6	$282.5
Restricted cash and cash equivalents	0.2	0.4
Trade accounts receivable, less allowance of $15.0 (2019—$13.3)	218.6	307.0
Inventories	267.1	309.9
Other current assets	236.1	235.1
Total Current Assets	1,719.6	1,134.9
Properties and equipment, net of accumulated depreciation and amortization of $1,484.1 (2019—$1,497.0)	1,144.4	1,143.8
Goodwill	556.8	556.9
Technology and other intangible assets, net	331.8	342.8
Deferred income taxes	515.3	517.6
Investment in unconsolidated affiliate	186.0	181.9
Other assets	51.1	54.7
Total Assets	$4,505.0	$3,932.6
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year (includes $700.0 Senior Notes redeemed on July 13, 2020)	$724.3	$23.1
Accounts payable	207.6	302.3
Other current liabilities	428.7	419.7
Total Current Liabilities	1,360.6	745.1
Debt payable after one year	1,993.1	1,957.3
Unfunded defined benefit pension plans	436.5	434.6
Underfunded defined benefit pension plans	84.0	85.2
Other liabilities	281.2	308.2
Total Liabilities	4,155.4	3,530.4
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,188,600 (2019—66,735,913)	0.7	0.7
Paid-in capital	468.6	477.9
Retained earnings	725.0	730.5
Treasury stock, at cost: shares: 11,268,033 (2019—10,720,720)	(920.8)	(892.2)
Accumulated other comprehensive income (loss)	71.8	78.8
Total W. R. Grace & Co. Shareholders’ Equity	345.3	395.7
Noncontrolling interests	4.3	6.5
Total Equity	349.6	402.2
Total Liabilities and Equity	$4,505.0	$3,932.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$478.6	$730.5	$(892.2)	$78.8	$6.5	$402.2
Net income (loss)	—	42.0	—	—	0.1	42.1
Repurchase of common stock	—	—	(40.4)	—	—	(40.4)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.1)	—	—	—	—	(4.1)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(10.3)	—	10.3	—	—	—
Dividends declared	—	(20.2)	—	—	—	(20.2)
Other comprehensive (loss) income	—	—	—	1.4	—	1.4
Balance, March 31, 2020	$467.1	$752.3	$(922.3)	$80.2	$6.6	$383.9
Net income (loss)	—	(7.3)	—	—	(2.3)	(9.6)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(0.7)	—	1.5	—	—	0.8
Dividends declared	—	(20.0)	—	—	—	(20.0)
Other comprehensive (loss) income	—	—	—	(8.4)	—	(8.4)
Balance, June 30, 2020	$469.3	$725.0	$(920.8)	$71.8	$4.3	$349.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited) (Continued)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$481.8	$676.7	$(895.5)	$67.9	$6.1	$337.0
Net income (loss)	—	24.7	—	—	(0.1)	24.6
Repurchase of common stock	—	—	(4.8)	—	—	(4.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.3)	—	—	—	—	(4.3)
Stock-based compensation	1.9	—	—	—	—	1.9
Exercise of stock options	(2.2)	—	11.4	—	—	9.2
Shares issued	(7.4)	—	7.1	—	—	(0.3)
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	8.6	—	8.6
Balance, March 31, 2019	$469.8	$683.3	$(881.8)	$76.5	$6.0	$353.8
Net income (loss)	—	76.2	—	—	0.2	76.4
Repurchase of common stock	—	—	(25.0)	—	—	(25.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.6)	—	—	—	—	(0.6)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(2.4)	—	11.2	—	—	8.8
Shares issued	(0.5)	—	1.9	—	—	1.4
Dividends declared	—	(18.2)	—	—	—	(18.2)
Other comprehensive (loss) income	—	—	—	(13.0)	—	(13.0)
Balance, June 30, 2019	$470.0	$741.3	$(893.7)	$63.5	$6.2	$387.3

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
The results of operations for the six-month interim period ended June 30, 2020, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2020.
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
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2020, and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$60.9	$64.2
In process	41.5	55.7
Finished products	131.3	154.4
Other	33.4	35.6
Total inventory	$267.1	$309.9

During the three months ended June 30, 2020, Grace implemented changes to its Refining Technologies manufacturing operations to improve capital and operating efficiencies. This included key organizational changes and optimization of plant and manufacturing processes at Grace’s three hydroprocessing catalyst manufacturing sites. As a result of these changes, Grace recorded a pre-tax charge of $19.7 million related to a write-off of inventory now deemed obsolete based on the process changes.

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	June 30, 2020	December 31, 2019
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $6.6 (2019—$7.2)	$926.8	$930.9
Senior notes due 2027, net of unamortized debt issuance costs of $10.5	739.5	—
Senior notes due 2021, net of unamortized debt issuance costs of $1.9 (2019—$2.7)	698.1	697.3
Senior notes due 2024, net of unamortized debt issuance costs of $2.1 (2019—$2.4)	297.9	297.6
Debt payable to unconsolidated affiliate	47.4	47.4
Other borrowings	7.7	7.2
Total debt	2,717.4	1,980.4
Less debt payable within one year	724.3	23.1
Debt payable after one year	$1,993.1	$1,957.3
Weighted average interest rates on total debt	3.9%	3.8%

See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of June 30, 2020, the available credit under this facility was reduced to $391.8 million by outstanding letters of credit.
The principal maturities of debt outstanding at June 30, 2020, were as follows:

(In millions)
Remainder of 2020	$713.1
2021	19.9
2022	19.1
2023	17.7
2024	313.8
Thereafter	1,633.8
Total debt	$2,717.4

Senior Notes due 2027    On June 26, 2020, Grace–Conn. (the “Issuer”) and certain of the Company’s existing domestic subsidiaries (together with the Company, the “Guarantors”), completed the sale of $750 million aggregate principal amount of 4.875% Notes due 2027 (the “Senior Notes due 2027”) for net proceeds of $741.6 million. The Senior Notes due 2027 were priced at 100% of par and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, (the "Securities Act"). The Senior Notes due 2027 were issued pursuant to an indenture, dated as of September 16, 2014 (the “Base Indenture”), as supplemented by that certain third supplemental indenture, dated as of June 26, 2020 (the “Third Supplemental Indenture”), by and among the Issuer, the Guarantors and the trustee thereunder (the “Trustee”). The Base Indenture, together with the Third Supplemental Indenture, are referred to below as the “Indenture.”
On July 13, 2020, Grace used the net proceeds, together with cash on hand, to redeem the $700.0 million Senior Notes due 2021 for $748.0 million, including $10.1 million of interest accrued through the date of redemption and a $37.9 million make-whole premium. Interest is payable on the Senior Notes due 2027 on each June 15 and December 15, commencing December 15, 2020.
Grace may redeem all or a portion of the Senior Notes due 2027 at any time prior to June 15, 2023, at a price equal to 100% of the principal amount of the Senior Notes due 2027 redeemed plus accrued and unpaid

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

interest, if any, to but excluding the redemption date plus a make-whole premium. At any time on or after June 15, 2023, Grace may redeem the Senior Notes due 2027, in whole or in part, at the redemption prices set forth in the Third Supplemental Indenture, in each case plus accrued and unpaid interest, if any, to but excluding the redemption date. The Senior Notes due 2027 will mature on June 15, 2027.
If a change of control occurs while the Senior Notes due 2027 are rated below investment grade, or is followed by a below investment grade rating, subject to certain exceptions, each holder shall have the right to require that the Issuer repurchase all or a portion of such holder’s Senior Notes due 2027 at a purchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, on the Senior Notes due 2027 repurchased, to but excluding, the date of repurchase.
The Senior Notes due 2027 and guarantees are senior unsecured obligations of the Issuer and the Guarantors, respectively, and will rank equally with all of the existing and future unsubordinated obligations of the Issuer and the Guarantors, respectively. The Senior Notes due 2027 and the guarantees are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to the debt and other liabilities of the Company’s non-guarantor subsidiaries.
The Senior Notes due 2027 were issued subject to covenants that limit the ability of the Company, the Issuer, and certain of the Company’s subsidiaries to: (i) incur liens on assets; (ii) enter into sale and leaseback transactions larger than the greater of $100 million or 2.5% of total assets; and (iii) merge or consolidate with another company; subject to certain exceptions and qualifications. Grace is in compliance with those covenants.
The Senior Notes due 2027 were issued subject to customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the Indenture; failure to pay certain other indebtedness; failure to discharge a final judgment for payment of the greater of (i) $100 million and (ii) 2.5% of Total Assets (as defined in the Indenture) or more (excluding any amounts covered by insurance or indemnities) rendered against the Issuer or any of its significant subsidiaries; and certain events of bankruptcy or insolvency. Generally, if any event of default occurs, the Trustee or the holders of at least 30% in aggregate principal amount of the then outstanding series of Senior Notes due 2027 may declare all the Senior Notes due 2027 of such series to be due and payable immediately.
The foregoing is a summary of the Senior Notes due 2027 and the related indentures, does not purport to be complete, and is qualified in its entirety by reference to the full texts thereof. Grace has filed the full text of such documents with the U.S. Securities and Exchange Commission, or “SEC,” which are readily available on the Internet at www.sec.gov.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At June 30, 2020, and December 31, 2019, the carrying amounts, net of unamortized debt issuance costs and discounts (see Note 3), and fair values of Grace’s debt were as follows:

	June 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan	$926.8	$901.3	$930.9	$938.1
Senior notes due 2027	739.5	750.8	—	—
Senior notes due 2021	698.1	734.9	697.3	727.1
Senior notes due 2024	297.9	314.3	297.6	329.2
Other borrowings	55.1	55.1	54.6	54.6
Total debt	$2,717.4	$2,756.4	$1,980.4	$2,049.0

At June 30, 2020, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of June 30, 2020, were $55.1 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

	Fair Value Measurements at June 30, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.0	$—	$2.0	$—
Variable-to-fixed cross-currency swaps	1.0	—	1.0	—
Total Assets	$3.0	$—	$3.0	$—
Liabilities
Interest rate derivatives	$6.4	$—	$6.4	$—
Total Liabilities	$6.4	$—	$6.4	$—

	Fair Value Measurements at December 31, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$6.1	$—	$6.1	$—
Variable-to-fixed cross-currency derivatives	3.4	—	3.4	—
Total Assets	$9.5	$—	$9.5	$—
Liabilities
Currency derivatives	$0.9	$—	$0.9	$—
Interest rate derivatives	3.4	—	3.4	—
Total Liabilities	$4.3	$—	$4.3	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019:

June 30, 2020 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.4	Other current liabilities	$—
Currency contracts	Other liabilities	(0.8)	Other assets	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.4
Interest rate contracts	Other assets	—	Other liabilities	4.0
Variable-to-fixed cross-currency swaps	Other current assets	1.8	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other liabilities	(0.8)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	0.6	Other current liabilities	—
Currency contracts	Other current liabilities	(0.2)	Other current liabilities	—
Total derivatives		$3.0		$6.4

December 31, 2019 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.1	Other current assets	$(3.1)
Currency contracts	Other assets	4.0	Other liabilities	4.0
Interest rate contracts	Other current assets	—	Other current liabilities	1.0
Interest rate contracts	Other assets	—	Other liabilities	2.4
Variable-to-fixed cross-currency swaps	Other current assets	10.2	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other liabilities	(6.8)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.2)
Currency contracts	Other current assets	—	Other current liabilities	0.2
Total derivatives		$9.5		$4.3

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(0.4)	Interest expense	$(0.3)
Currency contracts(1)	0.2	Other expense	1.9
Variable-to-fixed cross-currency swaps	2.1	Interest expense	1.8
Variable-to-fixed cross-currency swaps	(10.1)	Other expense	(10.1)
Total derivatives	$(8.2)		$(6.7)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$1.1
___________________________________________________________________________________________________________________

(1)
Amount of gain (loss) recognized in OCI includes $(1.7) million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Six Months Ended June 30, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.5)	Interest expense	$(0.5)
Currency contracts(1)	2.7	Other expense	3.2
Variable-to-fixed cross-currency swaps	5.6	Interest expense	4.3
Variable-to-fixed cross-currency swaps	(2.5)	Other expense	(2.5)
Total derivatives	$2.3		$4.5

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.8)
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

	Three Months Ended June 30,
	2020		2019
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(19.2)	$8.6	$(19.6)	$(0.1)
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(0.3)	$—	$—	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	1.8	(10.1)	3.6	(5.4)
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	1.9	—	(1.3)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.4	—	—

	Six Months Ended June 30,
	2020		2019
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(37.5)	$17.4	$(39.6)	$2.1
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(0.5)	$—	$—	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	4.3	(2.5)	7.2	3.0
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	3.2	—	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	1.1	—	—

Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.8 million and $1.7 million for three and six months ended June 30, 2020, and $0.8 million and $1.6 million for the corresponding prior-year periods. At June 30, 2020, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following table presents the amount of gains and losses on derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and six months ended June 30, 2020 and 2019. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(3.7)	$0.5	$2.4	$4.3
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
5. Income Taxes
Grace’s effective tax rates for the six months ended June 30, 2020 and 2019, were 38.9% and 22.7%, respectively.
Grace’s effective tax rate for the six months ended June 30, 2020, was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S., the net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S., and the expiration of unexercised stock options during the quarter, as well as the impact of a write-off of previously capitalized engineering and site costs. Grace’s effective tax rate for the six months ended June 30, 2019, differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the GILTI tax in the U.S., partially offset by discrete benefits related to changes in tax law and to the favorable resolution of uncertain tax positions.
As of June 30, 2020, and December 31, 2019, Grace had $310.0 million and $302.5 million, respectively, in federal tax credit carryforwards before unrecognized tax benefits.
6. Pension Plans and Other Retirement Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	June 30, 2020	December 31, 2019
Overfunded defined benefit pension plans	$9.2	$8.5
Underfunded defined benefit pension plans	(84.0)	(85.2)
Unfunded defined benefit pension plans	(436.5)	(434.6)
Total underfunded and unfunded defined benefit pension plans	(520.5)	(519.8)
Pension liabilities included in other current liabilities	(14.9)	(14.8)
Net funded status	$(526.2)	$(526.1)

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

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans (Continued)

The following tables present the components of net periodic benefit cost (income).

	Three Months Ended June 30,
	2020		2019
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.7	$2.7	$4.0	$2.1
Interest cost	7.5	1.0	9.5	1.4
Expected return on plan assets	(12.1)	(0.2)	(12.1)	(0.2)
Amortization of prior service credit	(0.1)	—	(0.1)	—
Net periodic benefit cost (income)	$—	$3.5	$1.3	$3.3

	Six Months Ended June 30,
	2020		2019
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9.4	$5.4	$7.9	$4.3
Interest cost	15.1	2.0	19.1	2.7
Expected return on plan assets	(24.1)	(0.5)	(24.1)	(0.4)
Amortization of prior service credit	(0.3)	—	(0.3)	—
Net periodic benefit cost (income)	$0.1	$6.9	$2.6	$6.6

Plan Contributions and Funding    Grace intends to continue to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP.
Grace intends to continue to fund non-U.S. pension plans based on applicable legal requirements and actuarial recommendations.
Defined Contribution Retirement Plans    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan was $3.6 million and $6.9 million for the three and six months ended June 30, 2020, and the corresponding prior-year periods.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, participate in enhanced defined contribution plans instead of defined benefit pension plans. For the U.S. plan, Grace contributes 4% of an individual employee’s salary or wages. For the German plan, contributions vary based on the individual employee’s contributions and other factors. Grace’s cost related to these enhanced defined contribution plans established in the U.S. and Germany for the three and six months ended June 30, 2020, was $0.9 million and $2.1 million compared with $0.7 million and $1.5 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	June 30, 2020	December 31, 2019
Other Current Assets
Plant under construction—unconsolidated affiliate (see Note 15)	$191.3	$173.9
Non-trade accounts receivable	21.0	24.1
Fair value of currency, interest rate, and commodity contracts (see Note 4)	4.8	15.6
Income taxes receivable	4.6	4.2
Other current assets	14.4	17.3
	$236.1	$235.1

(In millions)	June 30, 2020	December 31, 2019
Other Current Liabilities
Liability to unconsolidated affiliate for plant under construction (see Note 15)	$191.3	$173.9
Accrued compensation	46.2	53.6
Deferred revenue (see Note 13)	33.5	35.0
Environmental contingencies (see Note 8)	20.2	17.8
Pension liabilities (see Note 6)	14.9	14.8
Accrued interest (see Note 3)	13.8	13.3
Income taxes payable (see Note 5)	10.9	8.6
Operating lease liabilities	9.0	9.3
Liability for dam spillway replacement (see Note 8)	8.8	4.7
Other accrued liabilities	80.1	88.7
	$428.7	$419.7

Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	June 30, 2020	December 31, 2019
Other Liabilities
Environmental contingencies (see Note 8)	$91.6	$97.5
Liability for dam spillway replacement (see Note 8)	54.0	61.7
Operating lease liabilities	25.1	26.2
Deferred revenue (see Note 13)	24.5	29.5
Legacy product liability (see Note 8)	24.0	24.0
Retained obligations of divested businesses	12.1	12.7
Asset retirement obligations	9.6	9.4
Deferred income taxes	7.9	7.5
Fair value of currency and interest rate contracts (see Note 4)	5.6	13.2
Unrecognized tax benefits	4.1	4.1
Other noncurrent liabilities	22.7	22.4
	$281.2	$308.2

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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product (“ZAI PD Claims”), the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. As of June 30, 2020, the PD Trust has paid out approximately $34 million in ZAI PD Claims and expenses, leaving a balance of approximately $20 million, including the benefit of net investment gains.
Due to the limited claims history, the unique nature of this product, and the uncertainty of future claims patterns, an actuarial analysis was completed to estimate the range of possible future payments. The analysis was conducted by a third-party actuarial firm directed by Grace and using historical claims data provided by the ZAI trustee. Certain key assumptions employed in the analysis were (1) projections of the future number of filed claims, assuming a percentage increase in claims during earlier years and annual decreases in later years; (2) application of historical percentages of claims closed with indemnity payment compared to total closed claims, applied on a regional basis; and (3) application of the average claim payout, which reflects the average indemnity cost per claim closing with payment. As a result of the analysis and taking into account the relative uncertainty of future claims activity, Grace determined that contingent funding obligations beyond the next five years are not reasonably estimable. Grace estimates that the reasonable range of payments over the next five years is expected to be between $16 million and $24 million and projects that the first payment could be due in 2022. In the 2019 fourth quarter, Grace recorded a $24.0 million liability related to probable future obligations to fund the PD Trust for ZAI PD Claims. Grace’s maximum financial obligation over the next 19 years is $80.0 million, and no single year’s obligation can exceed $8.0 million.
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
At June 30, 2020, Grace’s estimated liability for legacy environmental response costs totaled $111.8 million, compared with $115.3 million at December 31, 2019, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Technical memoranda expected prior to the issuance of the ROD may provide insight into the likely remedial alternatives ultimately selected, allowing Grace to update its cost of remediation estimate. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts. The amounts set forth above do not include possible liability for natural resources damage. Based on ecological studies conducted by the EPA, Grace does not believe that natural resources damage has been incurred. However, if a party were to be successful in asserting a natural resources damage claim, liability related to such obligation could be material.
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
Grace’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at June 30, 2020, and December 31, 2019, totaled $73.0 million and $76.0 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At June 30, 2020, and December 31, 2019, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities totaled $38.8 million and $39.3 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
Other Legacy Liabilities    In April 2019, the Montana Department of Natural Resources and Conservation issued a five-year operating permit for a dam at the Libby mine site. Grace constructed the dam in 1971 to prevent vermiculite ore tailings from moving into nearby creeks and rivers. The permit requires Grace to complete construction of a new spillway before the permit is further renewed in five years. Grace contracted a third-party engineering and consulting firm to develop a range of cost estimates for the project. Based on this work, Grace recorded pre-tax charges of $68.0 million in 2019 for the estimated costs of the project. These costs are preliminary and may vary significantly as the project progresses. During the three months ended June 30, 2020, Grace received contractor bids for construction of the upper portion of the spillway, which are currently under evaluation. It is expected that this process will take several months. Based on its consultant’s estimates, Grace believes it is reasonably possible that the ultimate costs of this project could range between $50 million and $100 million. Construction of the new spillway is expected to take three to four years.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of June 30, 2020, Grace had gross financial assurances issued and outstanding of $147.0 million, composed of $79.6 million of surety bonds issued by various insurance companies and $67.4 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring activity in the three and six months ended June 30, 2020, primarily related to an increase in estimated contractual costs related to a 2018 plant exit. Restructuring activity in the three and six months ended June 30, 2019, primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility in China. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring expenses by reportable segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Catalysts Technologies	$2.8	$1.9	$2.8	$2.1
Materials Technologies	0.1	0.2	0.3	1.2
Corporate	—	(0.2)	—	(0.3)
Total restructuring expenses	$2.9	$1.9	$3.1	$3.0

The following table presents components of the change in the restructuring liability from December 31, 2019, to June 30, 2020.

(In millions)
Balance, December 31, 2019	$3.8
Accruals for severance and other costs	3.1
Payments	(1.6)
Balance, June 30, 2020	$5.3

Substantially all costs related to the restructuring programs are expected to be paid by June 30, 2023, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three and six months ended June 30, 2020, were $21.0 million and $23.5 million, respectively, compared with $4.5 million and $5.7 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

During the three months ended June 30, 2020, Grace implemented changes to its Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies and to support global growth. Grace, in agreement with its local joint venture partner, discontinued the previously announced project to build a full-scale fluid catalytic cracking catalysts plant in the Middle East. As a result, repositioning expenses for the three and six months ended June 30, 2020, included a pre-tax charge of $19.7 million ($2.5 million of which is attributable to Grace’s joint venture partner) to write off engineering and site costs.
Repositioning expenses for the three and six months ended June 30, 2019, primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Business interruption insurance recoveries	$(8.3)	$—	$(16.3)	$—
Defined benefit pension (income) expense other than service cost	(3.9)	(1.5)	(7.8)	(3.0)
Third-party acquisition-related costs	2.0	1.0	3.5	1.3
Net (gain) loss on sales of investments and disposals of assets	2.1	0.9	2.6	1.4
Currency transaction effects	(1.1)	(0.6)	(2.0)	(0.8)
Other miscellaneous (income) expense	0.6	0.3	2.6	(1.0)
Total other (income) expense, net	$(8.6)	$0.1	$(17.4)	$(2.1)

In July 2019, a North American FCC catalysts customer filed for bankruptcy protection after announcing it would not resume refinery operations following a fire in its refinery. Grace received $8.3 million and $16.3 million in the three and six months ended June 30, 2020, respectively, under its business interruption insurance policy. Including the $8.0 million received in the 2019 fourth quarter, Grace received $24.3 million of insurance recoveries related to this event, reflecting approximately eight quarters of the impact of the incident on earnings. This claim has been fully resolved.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	(8.4)	0.9	(7.5)
Gain (loss) from hedging activities	(0.6)	(0.2)	(0.8)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(9.1)	$0.7	$(8.4)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.2)	$—	$(0.2)
Currency translation adjustments	(4.5)	(0.5)	(5.0)
Gain (loss) from hedging activities	(2.0)	0.2	(1.8)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(6.7)	$(0.3)	$(7.0)

Three Months Ended June 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.2)	$0.1	$(0.1)
Currency translation adjustments	(6.9)	0.1	(6.8)
Gain (loss) from hedging activities	(8.7)	2.6	(6.1)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(15.8)	$2.8	$(13.0)

Six Months Ended June 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.3)	$0.1	$(0.2)
Currency translation adjustments	6.0	(1.1)	4.9
Gain (loss) from hedging activities	(13.0)	3.9	(9.1)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(7.3)	$2.9	$(4.4)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2019	$(0.5)	$92.7	$(13.4)	$78.8
Other comprehensive income (loss) before reclassifications	—	(5.0)	2.2	(2.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(4.0)	(4.2)
Net current-period other comprehensive income (loss)	(0.2)	(5.0)	(1.8)	(7.0)
Balance, June 30, 2020	$(0.7)	$87.7	$(15.2)	$71.8

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2019 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2018	$0.2	$76.2	$(8.5)	$67.9
Other comprehensive income (loss) before reclassifications	—	4.9	(2.1)	2.8
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(7.0)	(7.2)
Net current-period other comprehensive income (loss)	(0.2)	4.9	(9.1)	(4.4)
Balance, June 30, 2019	$—	$81.1	$(17.6)	$63.5

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
See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans.
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$(7.3)	$76.2	$34.7	$100.9
Denominators
Weighted average common shares—basic calculation	66.2	66.8	66.3	66.8
Dilutive effect of employee stock options	—	0.2	0.1	0.1
Weighted average common shares—diluted calculation	66.2	67.0	66.4	66.9
Basic earnings per share	$(0.11)	$1.14	$0.52	$1.51
Diluted earnings per share	$(0.11)	$1.14	$0.52	$1.51

There were 1.8 million anti-dilutive options outstanding for the three and six months ended June 30, 2020, compared with 0.7 million and 0.8 million for the corresponding prior-year periods.
On February 8, 2017, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million. On February 28, 2020, Grace announced that its Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. During the six months ended June 30, 2020 and 2019, the Company repurchased 673,807 shares and 409,769 shares of Company common stock for $40.4 million and $29.8 million, respectively, pursuant to the terms of the share repurchase program. As of June 30, 2020, $235.0 million remained under the current authorization. Grace temporarily suspended its share repurchase program in early March 2020 in light of the COVID-19 pandemic.

Notes to Consolidated Financial Statements (Continued)

13. Revenues

Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials, and by licensing technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Refining Catalysts	$49.1	$58.2	$33.2	$8.7	$149.2
Polyolefin and Chemical Catalysts	46.6	56.2	54.7	2.3	159.8
Total Catalysts Technologies	95.7	114.4	87.9	11.0	309.0
Consumer/Pharma	19.3	13.4	6.5	4.4	43.6
Coatings	5.7	14.1	8.7	1.3	29.8
Chemical process	6.3	15.2	9.5	2.0	33.0
Other	0.5	2.7	0.1	—	3.3
Total Materials Technologies	31.8	45.4	24.8	7.7	109.7
Total Grace	$127.5	$159.8	$112.7	$18.7	$418.7

Six Months Ended June 30, 2020 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$104.8	$134.1	$64.7	$14.2	$317.8
Polyolefin and Chemical Catalysts	81.9	108.9	101.3	7.1	299.2
Total Catalysts Technologies	186.7	243.0	166.0	21.3	617.0
Consumer/Pharma	29.6	27.0	11.3	9.2	77.1
Coatings	12.9	32.5	17.3	3.7	66.4
Chemical process	14.5	34.2	18.2	3.9	70.8
Other	1.9	6.8	0.2	—	8.9
Total Materials Technologies	58.9	100.5	47.0	16.8	223.2
Total Grace	$245.6	$343.5	$213.0	$38.1	$840.2

Three Months Ended June 30, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$71.9	$73.7	$50.1	$12.6	$208.3
Polyolefin and Chemical Catalysts	52.8	86.2	44.6	3.8	187.4
Total Catalysts Technologies	124.7	159.9	94.7	16.4	395.7
Consumer/Pharma	12.6	13.8	6.4	5.0	37.8
Coatings	7.0	17.6	9.1	1.9	35.6
Chemical process	9.1	19.7	8.1	1.4	38.3
Other	2.5	3.1	0.4	0.2	6.2
Total Materials Technologies	31.2	54.2	24.0	8.5	117.9
Total Grace	$155.9	$214.1	$118.7	$24.9	$513.6

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Six Months Ended June 30, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$144.1	$140.3	$85.8	$19.9	$390.1
Polyolefin and Chemical Catalysts	98.6	151.1	97.0	8.6	355.3
Total Catalysts Technologies	242.7	291.4	182.8	28.5	745.4
Consumer/Pharma	21.9	32.8	10.4	9.7	74.8
Coatings	14.0	37.3	18.5	4.0	73.8
Chemical process	18.1	39.6	15.8	3.7	77.2
Other	3.7	7.6	0.4	0.2	11.9
Total Materials Technologies	57.7	117.3	45.1	17.6	237.7
Total Grace	$300.4	$408.7	$227.9	$46.1	$983.1

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
The following table presents Grace’s deferred revenue balances as of June 30, 2020, and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
Current	$33.5	$35.0
Noncurrent	24.5	29.5
Total	$58.0	$64.5

Grace records deferred revenues when cash payments are received or due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $7.7 million and $16.1 million of revenue recognized for the three and six months ended June 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $127 million as of June 30, 2020, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Year	Approximate percentage of revenue related to remaining performance obligations recognized
Remainder of 2020	14%
2021	30%
2022	24%
2023	16%
Thereafter through 2027	16%

For the three and six months ended June 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
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

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Reportable Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net Sales
Catalysts Technologies	$309.0	$395.7	$617.0	$745.4
Materials Technologies	109.7	117.9	223.2	237.7
Total	$418.7	$513.6	$840.2	$983.1
Adjusted EBIT
Catalysts Technologies segment operating income	$71.7	$125.8	$153.7	$227.5
Materials Technologies segment operating income	12.6	24.1	31.6	48.1
Corporate costs	(16.7)	(18.0)	(32.3)	(34.2)
Certain pension costs	(3.5)	(4.6)	(6.6)	(9.4)
Total	$64.1	$127.3	$146.4	$232.0
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and six months ended June 30, 2020 and 2019, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Grace Adjusted EBIT	$64.1	$127.3	$146.4	$232.0
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders(1)	(21.4)	(6.4)	(24.1)	(8.7)
Inventory write-offs(2)	(19.7)	(3.6)	(19.7)	(3.6)
Costs related to legacy matters	(2.8)	(1.5)	(5.5)	(48.4)
Third-party acquisition-related costs	(2.0)	(1.0)	(3.5)	(1.3)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.2)	(0.6)	(0.2)	(0.9)
Interest expense, net	(18.9)	(19.2)	(36.6)	(38.5)
Net income (loss) attributable to noncontrolling interests	(2.3)	0.2	(2.2)	0.1
Income (loss) before income taxes	$(3.2)	$95.2	$54.6	$130.7

___________________________________________________________________________________________________________________

(1)	Net of restructuring and repositioning expenses attributable to Grace’s Middle East joint venture partner.

(2)
Inventory write-off in 2020 related to the changes in hydroprocessing catalysts manufacturing operations (see Note 2). Inventory write-off in 2019 related to the idling of Grace’s methanol-to-olefins (“MTO”) manufacturing facility in China.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net Sales
United States	$114.5	$140.2	$221.2	$271.8
Canada	13.0	15.7	24.4	28.6
Total North America	127.5	155.9	245.6	300.4
Europe Middle East Africa	159.8	214.1	343.5	408.7
Asia Pacific	112.7	118.7	213.0	227.9
Latin America	18.7	24.9	38.1	46.1
Total	$418.7	$513.6	$840.2	$983.1

15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $186.0 million and $181.9 million as of June 30, 2020, and December 31, 2019, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The table below presents the components of Grace’s “equity in earnings of unconsolidated affiliate” in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating income	$4.0	$6.7	$5.6	$11.2
Depreciation and amortization	(0.4)	(0.1)	(0.8)	(0.2)
Interest expense and income taxes	(0.2)	(0.6)	(0.2)	(0.9)
Equity in earnings of unconsolidated affiliate	$3.4	$6.0	$4.6	$10.1
The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	June 30, 2020	December 31, 2019
Summary Balance Sheet information:
Current assets	$285.3	$300.7
Noncurrent assets	256.4	237.8
Total assets	$541.7	$538.5

Current liabilities	$211.5	$177.1
Noncurrent liabilities	0.3	0.3
Total liabilities	$211.8	$177.4

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Summary Statement of Operations information:
Net sales	$124.4	$120.0	$199.7	$231.5
Costs and expenses applicable to net sales	113.1	102.2	181.1	199.5
Income before income taxes	7.4	12.8	10.3	22.5
Net income	6.6	12.0	9.1	21.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Product manufactured for ART	$60.2	$59.3	$131.3	$126.1
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.2	1.2	2.6	2.5
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	13.3	12.8	27.4	25.6

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	June 30, 2020	December 31, 2019
Accounts receivable	$15.2	$17.5
Current asset	191.3	173.9
Accounts payable	25.3	37.7
Debt payable within one year	9.6	9.9
Debt payable after one year	37.8	37.5
Current liability	191.3	173.9
The current asset and current liability in the table above represent spending related to a residue hydroprocessing catalyst production plant that has been constructed in Lake Charles, Louisiana. Grace managed the design and construction of the plant, and the asset will continue to be included in “other current assets” in Grace’s Consolidated Balance Sheets until commissioning and start-up activities have been completed. Grace has likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other current liabilities” in the Consolidated Balance Sheets. Grace expects to transfer the asset to ART in the 2020 third quarter.
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

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2021. No amounts were outstanding at June 30, 2020, or December 31, 2019.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, include trade accounts receivable of $2.1 million and $3.6 million, respectively, from these customers. Grace’s Consolidated Statements of Operations for the three and six months ended June 30, 2020, include $4.0 million and $5.9 million, respectively, of revenues from these customers, compared with $0.7 million and $3.9 million in the corresponding prior-year periods.
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
17. Subsequent Events
On July 13, 2020, Grace paid $748.0 million to redeem the $700.0 million Senior Notes due 2021, including $10.1 million of interest accrued through the date of redemption and a $37.9 million make-whole premium. In the 2020 third quarter, Grace expects to recognize a charge related to the debt refinancing of approximately $40 million, including the make-whole premium.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
See Analysis of Operations for a discussion of our non-GAAP performance measures. We generally refer to the quarter ended June 30, 2020, as the “second quarter,” the quarter ended June 30, 2019, as the “prior-year quarter,” the quarter ended March 31, 2020, as the “2020 first quarter,” the six months ended June 30, 2020, as the “six months,” the six months ended June 30, 2019, as the “prior-year period,” the quarter ending September 30, 2020, as the “third quarter,” and the quarter ended September 30, 2019, as the “2019 third quarter.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales decreased 18.5% to $418.7 million reflecting the impact of COVID-19.

•	Net loss attributable to Grace shareholders was $7.3 million.

•	Adjusted EBIT[1] decreased 49.6% to $64.1 million.

•	Diluted loss per share was $0.11 per diluted share.

•	Adjusted EPS[1] decreased 57.8% to $0.49 per diluted share.
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
Global Scope
We operate our business on a global scale with approximately 72% of our annual 2019 sales and 74% of our six months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs included in cost of goods sold, the amortization of acquired inventory fair value adjustment, and write-offs of inventory related to exits of businesses and product lines and significant manufacturing process changes.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales:
Catalysts Technologies	$309.0	$395.7	(21.9)%	$617.0	$745.4	(17.2)%
Materials Technologies	109.7	117.9	(7.0)%	223.2	237.7	(6.1)%
Total Grace net sales	$418.7	$513.6	(18.5)%	$840.2	$983.1	(14.5)%
Net sales by region:
North America	$127.5	$155.9	(18.2)%	$245.6	$300.4	(18.2)%
Europe Middle East Africa	159.8	214.1	(25.4)%	343.5	408.7	(16.0)%
Asia Pacific	112.7	118.7	(5.1)%	213.0	227.9	(6.5)%
Latin America	18.7	24.9	(24.9)%	38.1	46.1	(17.4)%
Total net sales by region	$418.7	$513.6	(18.5)%	$840.2	$983.1	(14.5)%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$71.7	$125.8	(43.0)%	$153.7	$227.5	(32.4)%
Materials Technologies segment operating income	12.6	24.1	(47.7)%	31.6	48.1	(34.3)%
Corporate costs	(16.7)	(18.0)	7.2%	(32.3)	(34.2)	5.6%
Certain pension costs(B)	(3.5)	(4.6)	23.9%	(6.6)	(9.4)	29.8%
Adjusted EBIT	64.1	127.3	(49.6)%	146.4	232.0	(36.9)%
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders(C)	(21.4)	(6.4)		(24.1)	(8.7)
Inventory write-offs(D)	(19.7)	(3.6)		(19.7)	(3.6)
Costs related to legacy matters	(2.8)	(1.5)		(5.5)	(48.4)
Third-party acquisition-related costs	(2.0)	(1.0)		(3.5)	(1.3)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.2)	(0.6)		(0.2)	(0.9)
Interest expense, net	(18.9)	(19.2)	1.6%	(36.6)	(38.5)	4.9%
(Provision for) benefit from income taxes	(6.4)	(18.8)	66.0%	(22.1)	(29.7)	25.6%
Net income (loss) attributable to W. R. Grace & Co. shareholders	$(7.3)	$76.2	(109.6)%	$34.7	$100.9	(65.6)%
Diluted EPS	$(0.11)	$1.14	(109.6)%	$0.52	$1.51	(65.6)%
Adjusted EPS	$0.49	$1.16	(57.8)%	$1.20	$2.09	(42.6)%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	36.6%	43.8%	(720) bps	38.7%	43.2%	(450) bps
Materials Technologies	26.9%	36.2%	(930) bps	30.0%	36.3%	(630) bps
Adjusted Gross Margin	34.1%	42.1%	(800) bps	36.4%	41.5%	(510) bps
Inventory write-offs(D)	(4.7)%	(0.7)%	(400) bps	(2.3)%	(0.4)%	(190) bps
Pension costs in cost of goods sold	(0.9)%	(0.6)%	(30) bps	(0.9)%	(0.6)%	(30) bps
Total Grace	28.5%	40.8%	(1230) bps	33.2%	40.5%	(730) bps
Adjusted EBIT:
Catalysts Technologies	$71.7	$125.8	(43.0)%	$153.7	$227.5	(32.4)%
Materials Technologies	12.6	24.1	(47.7)%	31.6	48.1	(34.3)%
Corporate, pension, and other	(20.2)	(22.6)	10.6%	(38.9)	(43.6)	10.8%
Total Grace	$64.1	$127.3	(49.6)%	$146.4	$232.0	(36.9)%
Depreciation and amortization:
Catalysts Technologies depreciation and amortization	$20.6	$20.2	2.0%	$41.3	$40.7	1.5%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	0.4	0.1	300.0%	0.8	0.2	300.0%
Catalysts Technologies	21.0	20.3	3.4%	42.1	40.9	2.9%
Materials Technologies	3.5	3.6	(2.8)%	7.0	7.1	(1.4)%
Corporate	1.2	1.1	9.1%	2.6	2.0	30.0%
Adjusted Depreciation and Amortization	25.7	25.0	2.8%	51.7	50.0	3.4%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	(0.4)	(0.1)	(300.0)%	(0.8)	(0.2)	(300.0)%
Total Grace	$25.3	$24.9	1.6%	$50.9	$49.8	2.2%
Adjusted EBITDA:
Catalysts Technologies	$92.7	$146.1	(36.6)%	$195.8	$268.4	(27.0)%
Materials Technologies	16.1	27.7	(41.9)%	38.6	55.2	(30.1)%
Corporate, pension, and other	(19.0)	(21.5)	11.6%	(36.3)	(41.6)	12.7%
Total Grace	$89.8	$152.3	(41.0)%	$198.1	$282.0	(29.8)%
Adjusted EBIT margin:
Catalysts Technologies	23.2%	31.8%	(860) bps	24.9%	30.5%	(560) bps
Materials Technologies	11.5%	20.4%	(890) bps	14.2%	20.2%	(600) bps
Total Grace	15.3%	24.8%	(950) bps	17.4%	23.6%	(620) bps
Net income margin	(1.7)%	14.8%	(1650) bps	4.1%	10.3%	(620) bps
Adjusted EBITDA margin:
Catalysts Technologies	30.0%	36.9%	(690) bps	31.7%	36.0%	(430) bps
Materials Technologies	14.7%	23.5%	(880) bps	17.3%	23.2%	(590) bps
Total Grace	21.4%	29.7%	(830) bps	23.6%	28.7%	(510) bps

Analysis of Operations (In millions)	Four Quarters Ended June 30,
	2020	2019
Calculation of Adjusted EBIT Return on Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$60.1	$186.1
Adjusted EBIT	388.5	472.5
Reconciliation to Adjusted Invested Capital:
Total equity	349.6	387.3
Total debt	2,717.4	1,983.0
Underfunded and unfunded defined benefit pension plans	520.5	433.9
Liabilities related to legacy matters	200.1	165.5
Cash, cash equivalents, and restricted cash	(997.8)	(159.9)
Income taxes, net	(497.1)	(502.1)
Other items	22.0	18.7
Adjusted Invested Capital	$2,314.7	$2,326.4

Return on equity	17.2%	48.1%
Adjusted EBIT Return on Invested Capital	16.8%	20.3%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not meaningful

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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

(C)	Net of restructuring and repositioning expenses attributable to Grace’s joint venture partner.

(D)
Inventory write-off in 2020 related to the changes in hydroprocessing catalysts manufacturing operations. Inventory write-off in 2019 related to the idling of Grace’s methanol-to-olefins (“MTO”) manufacturing facility in China.

Grace Overview
Following is an overview of our financial performance for the second quarter and six months compared with the corresponding prior-year periods.
Impact of COVID-19 Pandemic and Recession
While COVID-19 had a significant negative impact on our second quarter financial results, we are well positioned to meet the operational and financial challenges caused by the pandemic until the economy recovers. Our first priority is the health and safety of our employees. We have fully implemented our pandemic response plan, including significant new safety protocols throughout our operations. We are also focused on business continuity to ensure we continue delivering value to all of our customers. Our workforce remains safe and healthy, and we have experienced no business continuity issues in our global operations or supply chain. Approximately 45% of our global workforce shifted to working remotely beginning in March 2020. During the second quarter, some locations began phased returns to on-site work, as local regulations and medical conditions allowed.
We have taken decisive actions to mitigate the economic effects of the pandemic to ensure we generate strong cash flow this year, including lowering capital spending approximately $40 million, improving working capital to generate $45 to $50 million of cash flow, reducing operating costs by $35 to $40 million, and aligning production volumes to match near-term demand.

Understanding near-term demand in our segments is critically important to effectively managing our operations, working capital, and costs. We are triangulating customer information, economic and industry data, inventory levels, and our own experience in prior downturns to plan the third quarter. For the third quarter, we are planning for:

•	FCC catalysts demand to improve sequentially, reflecting stronger end-market demand, partially offset by restrained refinery utilization as refiners reduce refined product inventories;

•	Specialty catalysts sales to be about flat sequentially, reflecting continued weaker end-market demand but less impact from customer inventory corrections than occurred in the second quarter; and

•
Materials Technologies sales to be down sequentially due to the strong second quarter in consumer/pharma. We expect continued year-over-year growth in consumer/pharma in the third quarter, but not to the extent we saw in the second quarter.

Overall, we are planning for third quarter sales to be down 10% to 13% compared with the 2019 third quarter, with the largest decline in Refining Technologies. We are using this assumption to set our production plans, sourcing plans, and cost reduction plans. We are planning for third quarter Adjusted Gross Margin to increase 300 to 400 basis points sequentially. We expect Adjusted Gross Margin to recover to historical levels as demand increases; however given the evolving nature of the pandemic, the overall impact on our business will ultimately depend on the duration and severity of the pandemic and recession.
See Item 1A. (Risk Factors) in Part II of this Report for more information on the risks we face related to the COVID-19 pandemic.
Net Sales and Gross Margin
Sales for the second quarter decreased 18.5%, down 17.7% on constant currency, compared with the prior-year quarter primarily due to lower sales volumes resulting from the COVID-19 pandemic. Improved pricing was partially offset by unfavorable currency translation.
Gross margin decreased 1,230 basis points to 28.5% for the second quarter. Adjusted Gross Margin decreased 800 basis points to 34.1% for the second quarter. The decreases were primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by cost mitigation actions and improved pricing.
Sales for the six months decreased 14.5%, down 13.6% on constant currency, compared with the prior-year period. Lower customer demand resulted from the weak manufacturing environment driven by the COVID-19 pandemic and recession as well as significantly higher refinery customer turnarounds that extended longer than expected. Improved pricing was partially offset by unfavorable currency translation.
Gross margin decreased 730 basis points to 33.2% for the six months. Adjusted Gross Margin decreased 510 basis points to 36.4%. The decreases were primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by cost mitigation actions and improved pricing.
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended June 30, 2020 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(22.1)%	0.7%	(0.5)%	(21.9)%
Materials Technologies	(5.6)%	0.3%	(1.7)%	(7.0)%
Net sales	(18.3)%	0.6%	(0.8)%	(18.5)%
By Region:
North America	(18.7)%	0.5%	—%	(18.2)%
Europe Middle East Africa (EMEA)	(25.7)%	1.6%	(1.3)%	(25.4)%
Asia Pacific	(3.7)%	(1.2)%	(0.2)%	(5.1)%
Latin America	(21.8)%	0.5%	(3.6)%	(24.9)%

	Six Months Ended June 30, 2020 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(17.9)%	1.3%	(0.6)%	(17.2)%
Materials Technologies	(4.8)%	0.5%	(1.8)%	(6.1)%
Net sales	(14.7)%	1.1%	(0.9)%	(14.5)%
By Region:
North America	(19.4)%	1.2%	—%	(18.2)%
Europe Middle East Africa	(16.6)%	2.3%	(1.7)%	(16.0)%
Asia Pacific	(5.5)%	(0.8)%	(0.2)%	(6.5)%
Latin America	(15.4)%	0.6%	(2.6)%	(17.4)%
Grace Net Income (Loss)

Net loss attributable to Grace was $7.3 million for the second quarter, compared with net income of $76.2 million for the prior-year quarter. The decrease was primarily due to lower gross profit in the second quarter including the write-off of obsolete inventory, and a write-off of previously capitalized plant engineering and site costs (further discussed below), partially offset by a lower provision for income taxes, $8.3 million in business interruption insurance recoveries, and manufacturing cost and operating expense management.
Net income attributable to Grace was $34.7 million for the six months, compared with $100.9 million for the prior-year period. The decrease was primarily due to lower gross profit in the six months including the write-off of obsolete inventory, and a write-off of previously capitalized plant engineering and site costs, partially offset by $16.3 million in business interruption insurance recoveries in the six months, manufacturing cost and operating expense management, and a $45.0 million charge in the prior-year period for the estimated costs of construction of a new dam spillway at our former vermiculite mine site in Libby, Montana.
During the second quarter, we implemented changes to our Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies as well as support global growth.
Hydroprocessing Catalysts Manufacturing Operations: In connection with our ongoing operating excellence initiatives, we have accelerated the implementation of the Grace Manufacturing System at our three hydroprocessing catalyst manufacturing sites, including optimization of plant processes and key organizational changes. These changes are expected to benefit operating margins in our ART joint venture with the savings to be realized beginning in the third quarter. We expect to recognize the margin benefits through our equity earnings in the joint venture.
As a result of these changes, we recorded a pre-tax charge of $19.7 million, reflected in cost of goods sold, related to a write-off of inventory now deemed obsolete based on the process changes. The expected cash costs to implement this change are approximately $1 million.
Middle East FCC Catalysts Plant: In agreement with our local joint venture partner, we have discontinued the previously announced project to build a full-scale FCC catalysts plant in the Middle East. The decision reflects the rapid advance of FCC catalysts technology and the value of maintaining flexibility in our global manufacturing operations to ensure we can supply the dynamic needs of our customers in a cost and capital efficient way. We will continue to invest in our existing manufacturing network to support new technology development and provide the flexibility required to produce advanced catalyst and additive platforms.
In the second quarter, we recorded a pre-tax charge of $19.7 million ($2.5 million of which is attributable to our joint venture partner) to write off engineering and site costs. The expected cash costs to implement this change are approximately $1 million.
Adjusted EBIT
Adjusted EBIT was $64.1 million for the second quarter, a decrease of 49.6% compared with the prior-year quarter. Adjusted EBIT was $146.4 million for the six months, a decrease of 36.9% compared with the prior-year period. The decreases were primarily due to lower gross profit, partially offset by business interruption insurance recoveries and manufacturing cost and operating expense management.
Adjusted EPS
The following tables reconcile our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2020				2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted earnings per share				$(0.11)				$1.14
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	$21.4	$2.3	$19.1	0.29	$6.4	$1.1	$5.3	0.08
Inventory write-offs	19.7	3.8	15.9	0.24	3.6	—	3.6	0.05
Costs related to legacy matters	2.8	0.5	2.3	0.03	1.5	0.4	1.1	0.02
Third-party acquisition-related costs	2.0	0.4	1.6	0.02	1.0	0.3	0.7	0.01
Discrete tax items		(1.0)	1.0	0.02		11.3	(11.3)	(0.17)
Income tax expense related to historical tax attributes(1)		—	—	—		(2.3)	2.3	0.03
Adjusted EPS				$0.49				$1.16

	Six Months Ended June 30,
	2020				2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted EPS				$0.52				$1.51
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	$24.1	$2.9	$21.2	0.32	$8.7	$1.6	$7.1	0.11
Inventory write-offs	19.7	3.8	15.9	0.24	3.6	—	3.6	0.05
Costs related to legacy matters	5.5	1.0	4.5	0.07	48.4	13.2	35.2	0.53
Third-party acquisition-related costs	3.5	0.7	2.8	0.04	1.3	0.4	0.9	0.01
Discrete tax items		(0.9)	0.9	0.01		10.3	(10.3)	(0.15)
Income tax expense related to historical tax attributes(1)		—	—	—		(2.3)	2.3	0.03
Adjusted EPS				$1.20				$2.09
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

Return on Equity and Adjusted EBIT Return on Invested Capital

Return on equity for the second quarter was 17.2% on a trailing four quarters basis compared with 48.1% on the same basis as of June 30, 2019. The decline is primarily due to lower net income. Adjusted EBIT Return on Invested Capital for the second quarter was 16.8% on a trailing four quarters basis, compared with 20.3% calculated on the same basis as of June 30, 2019. The decline is primarily due to lower segment operating income.
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
Net Sales—Grace Catalysts Technologies
Sales were $309.0 million for the second quarter, a decrease of 21.9%, down 21.4% on constant currency, compared with the prior-year quarter. The decrease on a constant currency basis was due to lower sales volumes (-22.1%), partially offset by improved pricing (+0.7%). Refining Technologies sales decreased 28.4% as global refinery operating rates and demand for refined products were significantly impacted by the COVID-19 pandemic. For the trailing twelve months, FCC catalysts pricing improved more than 200 bps. Specialty Catalysts sales decreased 14.7%, reflecting weaker end-market demand and resin and catalyst inventory reductions. Demand in durable end-market applications, notably construction, automotive, and consumer, were significantly impacted by the COVID-19 pandemic. These impacts more than offset growth in non-durable end-market applications such as hygiene and medical and food packaging. Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year quarter.
Gross profit was $113.2 million for the second quarter, a decrease of 34.8% compared with the prior-year quarter. Gross margin of 36.6% decreased 720 basis points from 43.8% for the prior-year quarter. The decrease in gross margin was primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by 160 basis points from lower raw materials and energy costs, improved pricing, and actions to align manufacturing costs with demand levels.
Sales were $617.0 million for the six months, a decrease of 17.2%, down 16.6% on constant currency, compared with the prior-year period. The decrease on a constant currency basis was due to lower sales volumes (-17.9%), partially offset by improved pricing (+1.3%). Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
Gross profit was $238.7 million for the six months, a decrease of 25.8% compared with the prior-year period. Gross margin of 38.7% decreased 450 basis points compared with the prior-year period of 43.2%, primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by 130 basis points from lower raw materials and energy costs, improved pricing, and actions to align manufacturing costs with demand levels.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Operating income was $71.7 million for the second quarter, a decrease of 43.0% compared with the prior-year quarter, primarily due to lower gross profit partially offset by recoveries from business interruption insurance. The ART joint venture contributed $3.4 million to operating income, a decrease of $2.6 million compared with the prior-year quarter. Operating margin for the second quarter was 23.2%, a decrease of 860 basis points compared with the prior-year quarter.
Operating income was $153.7 million for the six months, a decrease of 32.4% compared with the prior-year period, primarily due to lower gross profit partially offset by recoveries from business interruption insurance. The ART joint venture contributed $4.6 million to operating income, a decrease of $5.5 million compared with the prior-year period. Operating margin for the six months was 24.9%, a decrease of 560 basis points compared with the prior-year period.
In July 2019, a North American FCC catalysts customer filed for bankruptcy protection after announcing that it would not resume operations following a fire in its refinery. We received insurance recoveries of $16.3 million in 2020 under our business interruption insurance policy. Including the $8.0 million received in the 2019 fourth quarter, we received $24.3 million of insurance recoveries related to this event, reflecting approximately eight quarters of the impact of the incident on earnings. This claim has been fully resolved.

Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies
Sales were $109.7 million for the second quarter, a decrease of 7.0%, down 5.3% on constant currency, compared with the prior-year quarter. The decrease on a constant currency basis was due to lower sales volumes (-5.6%) partially offset by improved pricing (+0.3%). Sales volumes declined primarily in coatings and industrial end markets resulting from the COVID-19 pandemic, partially offset by strong demand in consumer/pharma end markets, including COVID-19 diagnostic and treatment applications. Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year quarter.
Gross profit was $29.5 million for the second quarter, a decrease of 30.8% compared with the prior-year quarter. Gross margin of 26.9% decreased 930 basis points compared with 36.2% for the prior-year quarter. The decrease in gross margin was primarily due to under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by favorable product and regional mix and 90 basis points from lower raw materials and energy costs.
Sales were $223.2 million for the six months, a decrease of 6.1%, down 4.3% on constant currency, compared with the prior-year period. The decrease on a constant currency basis was due to lower sales volumes (-4.8%) partially offset by improved pricing (+0.5%). Sales volumes declined primarily in coatings and industrial end markets driven by the COVID-19 pandemic, partially offset by strong demand in consumer/pharma end markets, including COVID-19 diagnostic and treatment applications. Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
Gross profit was $67.0 million for the six months, a decrease of 22.3% compared with the prior-year period. Gross margin of 30.0% decreased 630 basis points compared with the prior-year period. The decrease in gross margin was primarily due to under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by 130 basis points from lower raw materials and energy costs, favorable product and regional mix and improved pricing.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Operating income was $12.6 million for the second quarter, a decrease of 47.7% compared with the prior-year quarter, primarily due to lower gross profit partially offset by lower operating expenses. Operating margin for the second quarter was 11.5%, a decrease of 890 basis points compared with the prior-year quarter.
Operating income was $31.6 million for the six months, a decrease of 34.3% compared with the prior-year period, primarily due to lower gross profit partially offset by lower operating expenses. Operating margin for the six months was 14.2%, a decrease of 600 basis points compared with the prior-year period.
Corporate Costs
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Corporate costs for the second quarter were $16.7 million, a decrease of $1.3 million from the prior-year quarter. Corporate costs for the six months were $32.3 million, a decrease of $1.9 million compared with the prior-year period. The decreases were primarily due to lower accruals for incentive compensation and lower functional expenses.
Restructuring and Repositioning Expenses
During the second quarter and six months, we incurred $2.9 million and $3.1 million, respectively, of restructuring expenses primarily related to an increase in estimated contractual costs related to a 2018 plant exit. During the corresponding prior-year periods, we incurred $1.9 million and $3.0 million, respectively, of restructuring expenses primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility in China.

Repositioning expenses for the second quarter and six months were $21.0 million and $23.5 million, respectively, and included a pre-tax charge to write off engineering and site costs as a result of the decision not to build a full-scale catalysts plant in the Middle East (see “Grace Overview” above). Repositioning expenses for the corresponding prior-year periods were $4.5 million and $5.7 million, respectively, and primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position.
The following table presents the major components of restructuring and repositioning expenses recorded in the second quarter and six months and the corresponding prior-year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Write-off of plant engineering and site costs	$19.7	$—	$19.7	$—
Third-party costs of manufacturing and business transformation programs	1.1	2.3	3.8	3.4
Costs related to plant closures	2.8	—	2.8	—
Employee severance	2.0	2.4	2.6	3.9
Other	(1.7)	1.7	(2.3)	1.4
Total restructuring and repositioning expenses	23.9	6.4	26.6	8.7
Less: restructuring and repositioning expenses attributable to noncontrolling interest	(2.5)	—	(2.5)	—
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	$21.4	$6.4	$24.1	$8.7
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $3.5 million and $6.6 million, respectively, compared with $4.6 million and $9.4 million, respectively, for the corresponding prior-year periods. The decrease was primarily due to a decrease in interest cost partially offset by an increase in service cost due to a decrease in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $18.9 million and $36.6 million for the second quarter and six months, decreases of 1.6% and 4.9% compared with the corresponding prior-year periods. These decreases were due to higher capitalized interest in 2020 related primarily to an increase in capital investments, as well as lower interest expense on our floating rate term loans and revolving credit facility due to lower interest rates during the second quarter and six months.
Income Taxes
Our effective tax rates for the six months and prior-year period, were 38.9% and 22.7%, respectively. Our effective tax rate for the six months was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S., the net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S., and the expiration of unexercised stock options during the quarter, as well as the write-off of previously capitalized plant engineering and site costs. Our effective tax rate for the prior-year period differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the GILTI tax in the U.S., offset by discrete benefits related to changes in tax law and to the favorable resolution of uncertain tax positions.
As of June 30, 2020, and December 31, 2019, Grace has $310.0 million and $302.5 million, respectively, in federal tax credit carryforwards before unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017 imposed a minimum U.S. tax on GILTI. To arrive at the requisite minimum tax on GILTI, U.S. tax law provides for a specific deduction that is intended to lower the effective tax rate on the GILTI inclusion. In addition, foreign taxes paid on GILTI are available as a deduction or as a tax credit (subject to certain limitations) to offset U.S. tax liability. The specific deduction and ability to claim a foreign tax credit is limited if a company does not have sufficient U.S. taxable income. Our provision for income taxes reflects the aforementioned benefits based on our projections of U.S. federal taxable income. Such projections may change in subsequent quarters, which could change our tax expense and net income for 2020.
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
On July 20, 2020, the U.S. Treasury Department released final regulations related to the GILTI high-tax exclusion. The final regulations apply beginning with our 2021 tax year with an option to retroactively apply them to our 2018 through 2020 tax years. We continue to evaluate the potential impact of these elective regulations. The potential impact on our consolidated financial statements, if any, will be included in subsequent periods.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2020.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions related to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the payment of dividends and the repurchase of shares.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. During the six months we repurchased 673,807 shares of Company common stock for $40.4 million. As of June 30, 2020, $235.0 million remained under the current authorization. On April 3, 2020, we announced that we temporarily suspended our share repurchase program in light of the COVID-19 pandemic. We believe this action, while conservative, is appropriate given the uncertainty regarding the duration and severity of the pandemic. We expect to reinstate our share repurchase program at the appropriate time.
We paid cash dividends of $40.4 million during the six months. On February 7, 2019, we announced that our Board of Directors had approved an increase in the annual dividend rate, from $0.96 to $1.08 per share of Company common stock, effective with the dividend paid March 21, 2019. On February 4, 2020, we announced that our Board of Directors had approved a further increase to $1.20 per share, effective with the dividend paid March 17, 2020. We intend to maintain our dividend.
Although the duration and severity of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that are difficult to accurately predict at this time, we believe that the cash we expect to generate during 2020 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt, pension, and other obligations.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2020, was $2,717.4 million. This includes $700.0 million of senior notes redeemed on July 13, 2020. We have limited debt service requirements, with no material maturities related to our term loans, revolving credit facility, or notes until September 2024. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Cash Resources and Available Credit Facilities
At June 30, 2020, we had available liquidity of $1,436.6 million, consisting of $997.6 million in cash and cash equivalents, $391.8 million available under our revolving credit facility, and $47.2 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit. Cash and cash equivalents at June 30, 2020, included $748.0 million that was paid on July 13, 2020, to redeem the Senior Notes due 2021.

Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of June 30, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Singapore	$18.0	$8.1	April 3, 2023
China	11.8	9.7	April 3, 2023
United Arab Emirates	11.0	11.0	December 31, 2020
Other countries	21.3	18.4	April 3, 2023, as well as open-ended
Total	$62.1	$47.2
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by (used for) operating activities	$184.6	$144.9
Net cash provided by (used for) investing activities	(119.2)	(127.3)
Net cash provided by (used for) financing activities	651.0	(58.7)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1.5)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	714.9	(41.1)
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0
Cash, cash equivalents, and restricted cash, end of period	$997.8	$159.9
Net cash provided by operating activities for the six months was $184.6 million compared with $144.9 million for the prior-year period. The year-over-year change was primarily due to improved net working capital performance, partially offset by lower net income.
Net cash used for investing activities for the six months was $119.2 million compared with $127.3 million for the prior-year period. The year-over-year change was primarily due to the timing of cash flows related to the residue hydroprocessing catalysts plant to be transferred to ART when commissioning is completed. Cash paid for capital expenditures, primarily related to our strategic growth investments, was $95.0 million for the six months compared with $101.5 million for the prior-year period. In the prior-year period, we acquired the business and assets of Rive Technology, Inc. for $22.8 million.
Net cash provided by financing activities for the six months was $651.0 million compared with a net use of cash of $58.7 million for the prior-year period. The year-over-year change was primarily due to cash proceeds from the issuance of $750.0 million of senior notes, partially reduced by debt financing costs of $10.3 million. The prior-year period included proceeds from exercise of stock options of $18.0 million in the prior-year period.

Employee Benefit Plans
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Six Months Ended June 30,
(In millions)	2020	2019
U.S. pay-as-you-go plans	$4.3	$3.6
Non-U.S. advance-funded plans	0.6	0.7
Non-U.S. pay-as-you-go plans	3.5	3.7
Total cash contributions	$8.4	$8.0
We have minimal pension funding requirements. Our U.S. qualified pension plans are well funded, with expected cash contributions of approximately $1 million per year for the next three years. Cash contributions related to pay-as-you-go unfunded plans and non-U.S. pension plans are expected to be approximately $15 million per year for the next three years.
Defined Contribution Plans
The following table presents cash payments related to our defined contribution plans.

	Six Months Ended June 30,
(In millions)	2020	2019
U.S. defined contribution plan	$6.9	$6.9
U.S. enhanced defined contribution plan	1.8	1.5
Total cash payments	$8.7	$8.4
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2020, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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
The global COVID-19 pandemic has had a significant negative effect on our financial results and is expected to continue to negatively impact our businesses.
The COVID-19 pandemic has had unfavorable impact on our results for the six months and continues to negatively affect our businesses. We expect the significant economic impacts of the COVID-19 pandemic, including lower manufacturing activity and transportation fuel demand, to negatively affect our 2020 full-year results. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and the resulting recession that has occurred. While we have taken several actions to mitigate the impact of the virus on our operations, including focusing on the health and safety of our employees, adjusting our global manufacturing operations and supply chain, and providing business continuity for our customers, the COVID-19 pandemic presents us with unprecedented uncertainty. The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect demand for our products and services. We are continuing to evaluate the effects of the COVID-19 pandemic and the policy responses of governments, and while it is not possible to predict with certainty its ongoing effects, the pandemic is expected to materially adversely affect our business, financial condition, and future results.
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
The global recession may impact our share price as well as our ability to access the capital markets and our usual sources of liquidity on reasonable terms, or at all.

As we operate worldwide in a competitive environment, global economic and financial market conditions may adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic has negatively affected certain industries to which we supply products and services.
The COVID-19 pandemic has led to significantly lower transportation fuel demand and a reduction in refining activity, which has negatively affected demand for our refining catalysts. Demand for other manufactured products, including polyolefin resins and products made with our specialty silicas, has also declined and negatively affected demand for our polyolefin catalysts and specialty silicas.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak of COVID-19 has caused an economic slowdown that has led to a global recession. The recession will likely have a negative impact on demand for our products and may adversely affect our business, financial condition, and future results. There are no comparable recent events that provide guidance as to the effect a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our results of operations and precipitate or aggravate many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
During the three months ended June 30, 2020, there were no repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” as reflected in the following table:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2020 - 4/30/2020	—	—	—	235.0
5/1/2020 - 5/31/2020	—	—	—	235.0
6/1/2020 - 6/30/2020	—	—	—	235.0
Total	—	—	—

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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
4.1	Indenture, dated as of September 16, 2014, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K (filed 9/19/14) SEC File No.: 001-13953
4.2	Third Supplemental Indenture, dated as of June 26, 2020, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.2 to Form 8-K (filed 6/26/20) SEC File No.: 001-13953
4.3	Form of 4.875% Note due 2027 (included as Exhibit A to Exhibit 4.2).	Exhibit 4.3 to Form 8-K (filed 6/26/20) SEC File No.: 001-13953
31(i).1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith

Exhibit No.	Description of Exhibit	Location
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Filed herewith
___________________________________________________________________________________________________________________

*	Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: August 5, 2020	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)