Form 10-Q
period 2020-09-30
W R GRACE & CO
filed 2020-11-04
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common Stock, $0.01 par value per share	66,190,280	shares

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
Trademarks and other intellectual property that we discuss in this Report. GRACE®, the GRACE® logo (and any other use of the term “Grace” as a trade name) as well as the other trademarks, service marks, or trade names used in this Report are trademarks, service marks, or trade names of Grace or its operating units, except as otherwise indicated. ART® and ADVANCED REFINING TECHNOLOGIES® are trademarks, registered in the United States and/or other countries, of Advanced Refining Technologies LLC, a Delaware limited liability company, 50% owned by Grace and 50% owned by Chevron U.S.A. Inc.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net sales	$419.4	$470.5	$1,259.6	$1,453.6
Cost of goods sold	263.0	279.5	824.3	864.6
Gross profit	156.4	191.0	435.3	589.0
Selling, general and administrative expenses	68.1	74.2	211.1	223.7
Research and development expenses	15.6	14.9	49.3	48.2
Costs related to legacy matters	30.6	3.7	36.1	52.1
Equity in earnings of unconsolidated affiliate	(1.3)	(3.8)	(5.9)	(13.9)
Restructuring and repositioning expenses	2.4	3.4	29.0	12.1
Loss on early extinguishment of debt	39.4	—	39.4	—
Interest expense and related financing costs	19.8	18.6	57.3	58.2
Other (income) expense, net	5.3	(1.1)	(12.1)	(3.2)
Total costs and expenses	179.9	109.9	404.2	377.2
Income (loss) before income taxes	(23.5)	81.1	31.1	211.8
(Provision for) benefit from income taxes	30.2	(27.3)	8.1	(57.0)
Net income (loss)	6.7	53.8	39.2	154.8
Less: Net (income) loss attributable to noncontrolling interests	0.3	(0.1)	2.5	(0.2)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$7.0	$53.7	$41.7	$154.6
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.11	$0.81	$0.63	$2.31
Weighted average number of basic shares	66.2	66.7	66.3	66.8
Diluted earnings per share:
Net income (loss)	$0.11	$0.80	$0.63	$2.31
Weighted average number of diluted shares	66.2	66.8	66.3	66.9
Dividends per common share	$0.30	$0.27	$0.90	$0.81

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$6.7	$53.8	$39.2	$154.8
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	—	(0.1)	(0.2)	(0.3)
Currency translation adjustments	(20.9)	22.4	(25.9)	27.3
Gain (loss) from hedging activities	3.0	(0.5)	1.2	(9.6)
Total other comprehensive income (loss)	(17.9)	21.8	(24.9)	17.4
Comprehensive income (loss)	(11.2)	75.6	14.3	172.2
Less: comprehensive (income) loss attributable to noncontrolling interests	0.3	(0.1)	2.5	(0.2)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(10.9)	$75.5	$16.8	$172.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$39.2	$154.8
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	77.1	75.3
Equity in earnings of unconsolidated affiliate	(5.9)	(13.9)
Dividends received from unconsolidated affiliate	10.0	—
Costs related to legacy matters	36.1	52.1
Cash paid for legacy matters	(17.1)	(13.8)
Provision for (benefit from) income taxes	(8.1)	57.0
Cash paid for income taxes	(35.6)	(39.6)
Income tax refunds received	7.6	7.1
Defined benefit pension expense	10.2	13.9
Cash paid under defined benefit pension arrangements	(13.0)	(12.3)
Loss on early extinguishment of debt	39.4	—
Loss on disposal of assets	21.8	2.2
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	74.6	11.6
Inventories	56.3	(58.0)
Accounts payable	(34.3)	13.6
All other items, net	0.8	18.4
Net cash provided by (used for) operating activities	259.1	268.4
INVESTING ACTIVITIES
Cash paid for capital expenditures	(123.8)	(142.6)
Business acquired, net of cash acquired	(2.0)	(22.8)
Other investing activities, net	(27.9)	(4.4)
Net cash provided by (used for) investing activities	(153.7)	(169.8)
FINANCING ACTIVITIES
Borrowings under credit arrangements	12.2	10.3
Repayments under credit arrangements	(31.3)	(17.5)
Proceeds from issuance of notes	750.0	—
Repayment of notes	(700.0)	—
Cash paid related to early extinguishment of debt	(37.9)	—
Cash paid for debt financing costs	(7.9)	—
Cash paid for repurchases of common stock	(40.4)	(29.8)
Proceeds from exercise of stock options	—	19.1
Dividends paid to shareholders	(60.2)	(54.6)
Other financing activities, net	(4.2)	(4.9)
Net cash provided by (used for) financing activities	(119.7)	(77.4)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	0.3	(3.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14.0)	17.9
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0
Cash, cash equivalents, and restricted cash, end of period	$268.9	$218.9

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$46.1	$39.1
Capital expenditures in accounts payable	23.2	39.4
Expenditures for other investing activities included in accounts payable	0.8	16.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$268.7	$282.5
Restricted cash and cash equivalents	0.2	0.4
Trade accounts receivable, less allowance of $3.1 (2019—$13.3)	239.8	307.0
Inventories	255.7	309.9
Other current assets	69.2	235.1
Total Current Assets	833.6	1,134.9
Properties and equipment, net of accumulated depreciation and amortization of $1,509.9 (2019—$1,497.0)	1,156.5	1,143.8
Goodwill	559.0	556.9
Technology and other intangible assets, net	326.3	342.8
Deferred income taxes	555.8	517.6
Investment in unconsolidated affiliate	167.4	181.9
Other assets	51.8	54.7
Total Assets	$3,650.4	$3,932.6
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$18.8	$23.1
Accounts payable	210.2	302.3
Other current liabilities	266.2	419.7
Total Current Liabilities	495.2	745.1
Debt payable after one year	1,985.6	1,957.3
Unfunded defined benefit pension plans	449.4	434.6
Underfunded defined benefit pension plans	83.1	85.2
Other liabilities	316.6	308.2
Total Liabilities	3,329.9	3,530.4
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,190,280 (2019—66,735,913)	0.7	0.7
Paid-in capital	470.4	477.9
Retained earnings	712.1	730.5
Treasury stock, at cost: shares: 11,266,353 (2019—10,720,720)	(920.6)	(892.2)
Accumulated other comprehensive income (loss)	53.9	78.8
Total W. R. Grace & Co. Shareholders’ Equity	316.5	395.7
Noncontrolling interests	4.0	6.5
Total Equity	320.5	402.2
Total Liabilities and Equity	$3,650.4	$3,932.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$478.6	$730.5	$(892.2)	$78.8	$6.5	$402.2
Net income (loss)	—	42.0	—	—	0.1	42.1
Repurchase of common stock	—	—	(40.4)	—	—	(40.4)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.1)	—	—	—	—	(4.1)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(10.3)	—	10.3	—	—	—
Dividends declared	—	(20.2)	—	—	—	(20.2)
Other comprehensive (loss) income	—	—	—	1.4	—	1.4
Balance, March 31, 2020	$467.1	$752.3	$(922.3)	$80.2	$6.6	$383.9
Net income (loss)	—	(7.3)	—	—	(2.3)	(9.6)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(0.7)	—	1.5	—	—	0.8
Dividends declared	—	(20.0)	—	—	—	(20.0)
Other comprehensive (loss) income	—	—	—	(8.4)	—	(8.4)
Balance, June 30, 2020	$469.3	$725.0	$(920.8)	$71.8	$4.3	$349.6
Net income (loss)	—	7.0	—	—	(0.3)	6.7
Stock-based compensation	2.0	—	—	—	—	2.0
Shares issued	(0.2)	—	0.2	—	—	—
Dividends declared	—	(19.9)	—	—	—	(19.9)
Other comprehensive (loss) income	—	—	—	(17.9)	—	(17.9)
Balance, September 30, 2020	$471.1	$712.1	$(920.6)	$53.9	$4.0	$320.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited) (Continued)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$481.8	$676.7	$(895.5)	$67.9	$6.1	$337.0
Net income (loss)	—	24.7	—	—	(0.1)	24.6
Repurchase of common stock	—	—	(4.8)	—	—	(4.8)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.3)	—	—	—	—	(4.3)
Stock-based compensation	1.9	—	—	—	—	1.9
Exercise of stock options	(2.2)	—	11.4	—	—	9.2
Shares issued	(7.4)	—	7.1	—	—	(0.3)
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	8.6	—	8.6
Balance, March 31, 2019	$469.8	$683.3	$(881.8)	$76.5	$6.0	$353.8
Net income (loss)	—	76.2	—	—	0.2	76.4
Repurchase of common stock	—	—	(25.0)	—	—	(25.0)
Payments in consideration of employee tax obligations related to stock-based compensation	(0.6)	—	—	—	—	(0.6)
Stock-based compensation	3.7	—	—	—	—	3.7
Exercise of stock options	(2.4)	—	11.2	—	—	8.8
Shares issued	(0.5)	—	1.9	—	—	1.4
Dividends declared	—	(18.2)	—	—	—	(18.2)
Other comprehensive (loss) income	—	—	—	(13.0)	—	(13.0)
Balance, June 30, 2019	$470.0	$741.3	$(893.7)	$63.5	$6.2	$387.3
Net income (loss)	—	53.7	—	—	0.1	53.8
Stock-based compensation	5.8	—	—	—	—	5.8
Exercise of stock options	(0.4)	—	1.5	—	—	1.1
Dividends declared	—	(18.1)	—	—	—	(18.1)
Other comprehensive (loss) income	—	—	—	21.8	—	21.8
Balance, September 30, 2019	$475.4	$776.9	$(892.2)	$85.3	$6.3	$451.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through two reportable business segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications; and Grace Materials Technologies, which includes specialty materials, including silica-based and silica-alumina-based materials, used in pharma/consumer, coatings, and chemical process applications.
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
The results of operations for the nine-month interim period ended September 30, 2020, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2020.
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

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation and arbitration; and product, environmental, and other legacy liabilities (see Note 8).

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
2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2020, and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$58.6	$64.2
In process	43.0	55.7
Finished products	120.4	154.4
Other	33.7	35.6
Total inventory	$255.7	$309.9

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

Notes to Consolidated Financial Statements (Continued)

3. Debt

Components of Debt

(In millions)	September 30, 2020	December 31, 2019
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $6.3 (2019—$7.2)	$924.7	$930.9
Senior notes due 2027, net of unamortized debt issuance costs of $10.5	739.5	—
Senior notes due 2024, net of unamortized debt issuance costs of $2.0 (2019—$2.4)	298.0	297.6
Debt payable to unconsolidated affiliate	35.5	47.4
Senior notes due 2021, net of unamortized debt issuance costs (2019—$2.7)	—	697.3
Other borrowings	6.7	7.2
Total debt	2,004.4	1,980.4
Less debt payable within one year	18.8	23.1
Debt payable after one year	$1,985.6	$1,957.3
Weighted average interest rates on total debt	3.4%	3.8%

See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of September 30, 2020, the available credit under this facility was reduced to $391.8 million by outstanding letters of credit.
The principal maturities of debt outstanding at September 30, 2020, were as follows:

(In millions)
Remainder of 2020	$6.6
2021	17.4
2022	16.1
2023	15.7
2024	313.1
Thereafter	1,635.5
Total debt	$2,004.4

Senior Notes due 2027    On June 26, 2020, Grace–Conn. (the “Issuer”) and certain of the Company’s existing domestic subsidiaries (together with the Company, the “Guarantors”), completed the sale of $750 million aggregate principal amount of 4.875% Notes due 2027 (the “Senior Notes due 2027”) for net proceeds of $741.6 million. The Senior Notes due 2027 were priced at 100% of par and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Notes due 2027 were issued pursuant to an indenture, dated as of September 16, 2014 (the “Base Indenture”), as supplemented by that certain third supplemental indenture, dated as of June 26, 2020 (the “Third Supplemental Indenture”), by and among the Issuer, the Guarantors and the trustee thereunder (the “Trustee”). The Base Indenture, together with the Third Supplemental Indenture, are referred to below as the “Indenture.”
On July 13, 2020, Grace used the net proceeds, together with cash on hand, to redeem the $700.0 million Senior Notes due 2021 for $748.0 million, including $10.1 million of interest accrued through the date of redemption and a $37.9 million make-whole premium. During the three months ended September 30, 2020, Grace recognized a charge related to the debt refinancing of $39.4 million, including the make-whole premium.
Interest is payable on the Senior Notes due 2027 on each June 15 and December 15, commencing December 15, 2020.

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)

Grace may redeem all or a portion of the Senior Notes due 2027 at any time prior to June 15, 2023, at a price equal to 100% of the principal amount of the Senior Notes due 2027 redeemed plus accrued and unpaid interest, if any, to but excluding the redemption date plus a make-whole premium. At any time on or after June 15, 2023, Grace may redeem the Senior Notes due 2027, in whole or in part, at the redemption prices set forth in the Third Supplemental Indenture, in each case plus accrued and unpaid interest, if any, to but excluding the redemption date. The Senior Notes due 2027 will mature on June 15, 2027.
If a change of control of the Company occurs while the Senior Notes due 2027 are rated below investment grade, or is followed by a below investment grade rating, subject to certain exceptions, each holder shall have the right to require that the Issuer repurchase all or a portion of such holder’s Senior Notes due 2027 at a purchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, on the Senior Notes due 2027 repurchased, to but excluding, the date of repurchase.
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
The foregoing is a summary of the Senior Notes due 2027 and the related indentures, does not purport to be complete, and is qualified in its entirety by reference to the full texts thereof. Grace has filed the full text of such documents with the SEC, which are readily available on the internet at www.sec.gov.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

At September 30, 2020, and December 31, 2019, the carrying amounts, net of unamortized debt issuance costs and discounts (see Note 3), and fair values of Grace’s debt were as follows:

	September 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan	$924.7	$906.6	$930.9	$938.1
Senior notes due 2027	739.5	764.7	—	—
Senior notes due 2024	298.0	317.4	297.6	329.2
Senior notes due 2021	—	—	697.3	727.1
Other borrowings	42.2	42.2	54.6	54.6
Total debt	$2,004.4	$2,030.9	$1,980.4	$2,049.0

At September 30, 2020, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of September 30, 2020, were $71.6 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019:

	Fair Value Measurements at September 30, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Currency derivatives	$7.0	$—	$7.0	$—
Interest rate derivatives	6.0	—	6.0	$—
Variable-to-fixed cross-currency derivatives	19.9	—	19.9	—
Total Liabilities	$32.9	$—	$32.9	$—

	Fair Value Measurements at December 31, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$6.1	$—	$6.1	$—
Variable-to-fixed cross-currency derivatives	3.4	—	3.4	—
Total Assets	$9.5	$—	$9.5	$—
Liabilities
Currency derivatives	$0.9	$—	$0.9	$—
Interest rate derivatives	3.4	—	3.4	—
Total Liabilities	$4.3	$—	$4.3	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019:

September 30, 2020 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$—	Other current assets	$(1.4)
Currency contracts	Other assets	—	Other liabilities	7.3
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Interest rate contracts	Other assets	—	Other liabilities	3.5
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current assets	(0.8)
Variable-to-fixed cross-currency swaps	Other assets	—	Other liabilities	20.7
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current liabilities	1.1
Total derivatives		$—		$32.9

December 31, 2019 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.1	Other current assets	$(3.1)
Currency contracts	Other assets	4.0	Other liabilities	4.0
Interest rate contracts	Other current assets	—	Other current liabilities	1.0
Interest rate contracts	Other assets	—	Other liabilities	2.4
Variable-to-fixed cross-currency swaps	Other current assets	10.2	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other liabilities	(6.8)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.2)
Currency contracts	Other current assets	—	Other current liabilities	0.2
Total derivatives		$9.5		$4.3

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(0.3)	Interest expense	$(0.6)
Variable-to-fixed cross-currency swaps	1.4	Interest expense	(0.1)
Variable-to-fixed cross-currency swaps	(22.0)	Other expense	(22.0)
Total derivatives	$(20.9)		$(22.7)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.4)

Nine Months Ended September 30, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.8)	Interest expense	$(1.2)
Currency contracts(1)	2.7	Other expense	3.2
Variable-to-fixed cross-currency swaps	7.1	Interest expense	4.2
Variable-to-fixed cross-currency swaps	(24.6)	Other expense	(24.6)
Total derivatives	$(18.6)		$(18.4)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(2.2)
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

	Three Months Ended September 30,
	2020		2019
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(19.8)	$(5.3)	$(18.6)	$1.1
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(0.6)	$—	$(0.2)	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	(0.1)	(22.0)	3.2	22.3
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	—	—	3.8
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	—	—	0.7

	Nine Months Ended September 30,
	2020		2019
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(57.3)	$12.1	$(58.2)	$3.2
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(1.2)	$—	$(0.2)	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	4.2	(24.6)	10.4	25.3
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	3.2	—	3.8
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	1.1	—	2.1

Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.6 million and $2.3 million for the three and nine months ended September 30, 2020, and $0.9 million and $2.5 million for the corresponding prior-year periods. At September 30, 2020, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)

The following table presents the amount of gains and losses on derivative instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and nine months ended September 30, 2020 and 2019. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(8.1)	$8.1	$(5.7)	$12.4
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
5. Income Taxes
Grace’s effective tax rates for the nine months ended September 30, 2020 and 2019, were (26.0)% and 26.9%, respectively.
Grace’s effective tax rate for the nine months ended September 30, 2020, was negative primarily due to the net benefit of the Global Intangible Low-Taxed Income (“GILTI”) High-Tax Exclusion (“HTE”) in the U.S. and was partially offset by income taxed in jurisdictions with higher statutory tax rates than the U.S., recognition of certain state valuation allowances, and the expiration of unexercised stock options, as well as the impact of a write-off of previously capitalized engineering and site costs.
On July 20, 2020, the U.S. Treasury Department released final regulations related to the GILTI HTE. Grace has recognized a benefit in the three and nine months ended September 30, 2020, associated with the GILTI HTE regulations that resulted in a retroactive tax benefit related to 2018 and 2019 of approximately $23 million.
Grace’s effective tax rate for the nine months ended September 30, 2019, was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the GILTI tax in the U.S., partially offset by discrete benefits related to changes in tax law and to the favorable resolution of uncertain tax positions.
As of September 30, 2020, and December 31, 2019, Grace had $315.5 million and $302.5 million, respectively, in federal tax credit carryforwards before unrecognized tax benefits.

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans

Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	September 30, 2020	December 31, 2019
Overfunded defined benefit pension plans	$9.5	$8.5
Underfunded defined benefit pension plans	(83.1)	(85.2)
Unfunded defined benefit pension plans	(449.4)	(434.6)
Total underfunded and unfunded defined benefit pension plans	(532.5)	(519.8)
Pension liabilities included in other current liabilities	(15.1)	(14.8)
Net funded status	$(538.1)	$(526.1)

Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation (“PBO”). Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following tables present the components of net periodic benefit cost (income).

	Three Months Ended September 30,
	2020		2019
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.8	$2.8	$3.9	$2.2
Interest cost	7.5	1.1	9.6	1.4
Expected return on plan assets	(12.1)	(0.3)	(12.1)	(0.3)
Amortization of prior service credit	(0.2)	—	(0.2)	—
Net periodic benefit cost (income)	$—	$3.6	$1.2	$3.3

	Nine Months Ended September 30,
	2020		2019
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$14.2	$8.2	$11.8	$6.5
Interest cost	22.6	3.1	28.7	4.1
Expected return on plan assets	(36.2)	(0.8)	(36.2)	(0.7)
Amortization of prior service credit	(0.5)	—	(0.5)	—
Net periodic benefit cost (income)	$0.1	$10.5	$3.8	$9.9

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
Defined Contribution Retirement Plans    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three and nine months ended September 30, 2020, was

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans (Continued)

$3.7 million and $10.6 million compared with $3.5 million and $10.4 million for the corresponding prior-year periods.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, and employees in Germany hired on or after January 1, 2016, participate in enhanced defined contribution plans instead of defined benefit pension plans. For the U.S. plan, Grace contributes 4% of an individual employee’s salary or wages. For the German plan, contributions vary based on the individual employee’s contributions and other factors. Grace’s cost related to these enhanced defined contribution plans established in the U.S. and Germany for the three and nine months ended September 30, 2020, was $1.0 million and $3.1 million compared with $0.8 million and $2.3 million for the corresponding prior-year periods.
7. Other Balance Sheet Accounts

(In millions)	September 30, 2020	December 31, 2019
Other Current Assets
Non-trade accounts receivable	$29.9	$24.1
Income taxes receivable	5.8	4.2
Fair value of currency, interest rate, and commodity contracts (see Note 4)	2.9	15.6
Plant under construction—unconsolidated affiliate (see Note 15)	—	173.9
Other current assets	30.6	17.3
	$69.2	$235.1

(In millions)	September 30, 2020	December 31, 2019
Other Current Liabilities
Accrued compensation	$56.3	$53.6
Deferred revenue (see Note 13)	35.9	35.0
Liability for dam spillway replacement (see Note 8)	20.0	4.7
Environmental contingencies (see Note 8)	21.4	17.8
Accrued interest (see Note 3)	18.2	13.3
Pension liabilities (see Note 6)	15.1	14.8
Operating lease liabilities	9.7	9.3
Income taxes payable (see Note 5)	8.4	8.6
Liability to unconsolidated affiliate for plant under construction (see Note 15)	—	173.9
Other accrued liabilities	81.2	88.7
	$266.2	$419.7

Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	September 30, 2020	December 31, 2019
Other Liabilities
Environmental contingencies (see Note 8)	$89.3	$97.5
Liability for dam spillway replacement (see Note 8)	69.9	61.7
Fair value of currency and interest rate contracts (see Note 4)	31.5	13.2
Operating lease liabilities	25.5	26.2
Legacy product liability (see Note 8)	24.0	24.0
Deferred revenue (see Note 13)	21.9	29.5
Retained obligations of divested businesses	12.4	12.7
Asset retirement obligations	9.5	9.4
Deferred income taxes	8.0	7.5
Unrecognized tax benefits	3.9	4.1
Other noncurrent liabilities	20.7	22.4
	$316.6	$308.2

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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product (“ZAI PD Claims”), the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. As of September 30, 2020, the PD Trust has paid out approximately $36 million in ZAI PD Claims and expenses, leaving a balance of approximately $19 million, including the benefit of net investment gains.
Due to the limited claims history, the unique nature of this product, and the uncertainty of future claims patterns, an actuarial analysis was completed to estimate the range of possible future payments. The analysis was conducted by a third-party actuarial firm directed by Grace and using historical claims data provided by the ZAI trustee. Certain key assumptions employed in the analysis were (1) projections of the future number of filed claims, assuming a percentage increase in claims during earlier years and annual decreases in later years; (2) application of historical percentages of claims closed with indemnity payment compared to total closed claims, applied on a regional basis; and (3) application of the average claim payout, which reflects the average indemnity cost per claim closing with payment. As a result of the analysis and taking into account the relative uncertainty of future claims activity, Grace determined that contingent funding obligations beyond 2024 are not reasonably

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

estimable. Grace estimates that the reasonable range of payments over the period of 2020 to 2024 is expected to be between $16 million and $24 million and projects that the first payment could be due in 2022. In the 2019 fourth quarter, Grace recorded a $24.0 million liability related to probable future obligations to fund the PD Trust for ZAI PD Claims. Grace’s maximum financial obligation over the next 19 years is $80.0 million, and no single year’s obligation can exceed $8.0 million.
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
At September 30, 2020, Grace’s estimated liability for legacy environmental response costs totaled $110.7 million, compared with $115.3 million at December 31, 2019, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan or agreement to pay exists, yet there is sufficient information to estimate response costs.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos.
Grace is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state, and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

surrounding area, known as Operable Unit 3 (“OU3”). The RI/FS will study the specific areas within OU3 requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures.
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
The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. Grace is working closely with the EPA, and the ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is currently expected to be issued by the EPA in 2023. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. Grace will reevaluate its estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Technical memoranda expected prior to the issuance of the ROD may provide insight into the likely remedial alternatives ultimately selected, allowing Grace to update its cost of remediation estimate. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts. The amounts set forth above do not include possible liability for natural resources damage. Based on ecological studies conducted by the EPA, Grace does not believe that natural resources damage has occurred. However, if a party were to be successful in asserting a natural resources damage claim, liability related to such obligation could be material.
Grace has cooperated with the EPA in investigating and remediating a number of formerly owned or operated sites that processed Libby vermiculite into finished products. Grace has recorded a liability for remaining expected response costs, including costs for EPA oversight and potential future site remediation, where a review has indicated that liability is probable and the cost is estimable. The EPA may commence additional investigations in the future at other sites that processed Libby vermiculite. Liability for unaccrued additional investigation and remediation costs is probable but not yet estimable, and could be material.
Grace’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at September 30, 2020, and December 31, 2019, totaled $72.4 million and $76.0 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At September 30, 2020, and December 31, 2019, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities totaled $38.3 million and $39.3 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
Other Legacy Liabilities    Beginning in 1971, as part of implementing a wet milling process at the Libby, Montana, vermiculite mine, Grace constructed a dam at the mine property that now prevents vermiculite ore tailings from moving into nearby creeks and rivers. Ongoing operation of the dam is regulated by the Montana Department of Natural Resources and Conservation (“DNRC”). In April 2019, the DNRC renewed the permit necessary for operation of the dam. Grace is legally obligated to operate the dam and construct a new spillway in accordance with the latest permit conditions.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)

Construction of the new dam spillway at the former mine site is a key element of Grace’s overall remediation strategy. The project includes both an upper spillway and a lower spillway that are being managed as two separate projects with different engineering design and construction timelines. In 2019, Grace contracted a third-party engineering and consulting firm to develop an initial range of cost estimates for the total project. Based on this work, Grace recorded a pre-tax liability of $68.0 million in 2019 for the estimated costs of the project. These costs were preliminary and subject to change as new information becomes available, including defining the final scope of the projects through the contract bidding process. During the three months ended September 30, 2020, Grace completed a review of contractor bids for the replacement of the upper spillway. Based on a current assessment of the project requirements, Grace increased its cost estimate for this portion of the project by $27.0 million, bringing the estimate for the total project to $95.0 million. Regarding the lower spillway, final engineering will be completed and submitted to the state of Montana for design approval in 2021, after which Grace will seek contract bids for this portion of the project. Grace believes it is reasonably possible that the ultimate costs of the two spillway projects could range between $80 million and $120 million. As Grace receives new information, its estimated liability may change materially. Construction of the spillways will begin in 2021 and is expected to take three to four years.
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

Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of September 30, 2020, Grace had gross financial assurances issued and outstanding of $140.7 million, composed of $79.6 million of surety bonds issued by various insurance companies and $61.1 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring activity in the three and nine months ended September 30, 2020, primarily related to an increase in estimated contractual costs related to a 2018 plant exit. Restructuring activity in the three and nine months ended September 30, 2019, primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility. These costs are included in “restructuring and

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)

repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring expenses by reportable segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Catalysts Technologies	$—	$0.1	$2.8	$2.2
Materials Technologies	(0.1)	—	0.2	1.2
Corporate	—	0.1	—	(0.2)
Total restructuring expenses	$(0.1)	$0.2	$3.0	$3.2

The following table presents components of the change in the restructuring liability from December 31, 2019, to September 30, 2020.

(In millions)
Balance, December 31, 2019	$3.8
Accruals for severance and other costs	3.0
Payments	(2.2)
Balance, September 30, 2020	$4.6

Substantially all costs related to the restructuring programs are expected to be paid by June 30, 2023, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three and nine months ended September 30, 2020, were $2.5 million and $26.0 million, respectively, compared with $3.2 million and $8.9 million for the corresponding prior-year periods.
During the three months ended June 30, 2020, Grace implemented changes to its Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies and to support global growth. Grace, in agreement with its local joint venture partner, discontinued the previously announced project to build a full-scale fluid catalytic cracking catalysts plant in the Middle East. As a result, repositioning expenses for the nine months ended September 30, 2020, included a pre-tax charge of $19.7 million ($2.5 million of which is attributable to Grace’s joint venture partner) to write off engineering and site costs.
Repositioning expenses for the three and nine months ended September 30, 2019, primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position.

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Business interruption insurance recoveries	$—	$—	$(16.3)	$—
Defined benefit pension (income) expense other than service cost	(4.0)	(1.6)	(11.8)	(4.6)
Hurricane-related costs	10.6	—	10.6	—
Third-party acquisition-related costs	0.3	1.4	3.8	2.7
Net (gain) loss on sales of investments and disposals of assets	1.0	1.0	3.6	2.4
Currency transaction effects	1.6	0.1	(0.4)	(0.7)
Other miscellaneous (income) expense	(4.2)	(2.0)	(1.6)	(3.0)
Total other (income) expense, net	$5.3	$(1.1)	$(12.1)	$(3.2)

During the three months ended September 30, 2020, Hurricane Laura caused severe and widespread damage to Lake Charles, Louisiana, and surrounding communities, including catastrophic damage to the regional power grid. The hurricane-related costs were primarily due to on-site power generation, incremental operations and logistics costs to supply customers during the outage, temporary housing and employee assistance, and property damage and clean-up. In addition to the amounts shown above, Grace’s equity in earnings from unconsolidated affiliate was reduced by $1.1 million due to hurricane-related costs incurred by the joint venture.
In July 2019, a North American FCC catalysts customer filed for bankruptcy protection after announcing it would not resume refinery operations following a fire in its refinery. Grace received $16.3 million during the six months ended June 30, 2020, under its business interruption insurance policy. Including the $8.0 million received in the 2019 fourth quarter, Grace received $24.3 million of insurance recoveries related to this event, reflecting approximately eight quarters of the impact of the incident on earnings. This claim has been fully resolved.
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Currency translation adjustments	$(22.7)	$1.8	$(20.9)
Gain (loss) from hedging activities	4.0	(1.0)	3.0
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(18.7)	$0.8	$(17.9)

Nine Months Ended September 30, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.2)	$—	$(0.2)
Currency translation adjustments	(27.2)	1.3	(25.9)
Gain (loss) from hedging activities	2.0	(0.8)	1.2
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(25.4)	$0.5	$(24.9)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Three Months Ended September 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	24.2	(1.8)	22.4
Gain (loss) from hedging activities	(0.7)	0.2	(0.5)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$23.4	$(1.6)	$21.8

Nine Months Ended September 30, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.4)	$0.1	$(0.3)
Currency translation adjustments	30.2	(2.9)	27.3
Gain (loss) from hedging activities	(13.7)	4.1	(9.6)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$16.1	$1.3	$17.4
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2019	$(0.5)	$92.7	$(13.4)	$78.8
Other comprehensive income (loss) before reclassifications	—	(25.9)	(10.6)	(36.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	11.8	11.6
Net current-period other comprehensive income (loss)	(0.2)	(25.9)	1.2	(24.9)
Balance, September 30, 2020	$(0.7)	$66.8	$(12.2)	$53.9

Nine Months Ended September 30, 2019 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2018	$0.2	$76.2	$(8.5)	$67.9
Other comprehensive income (loss) before reclassifications	—	27.3	18.9	46.2
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	(28.5)	(28.8)
Net current-period other comprehensive income (loss)	(0.3)	27.3	(9.6)	17.4
Balance, September 30, 2019	$(0.1)	$103.5	$(18.1)	$85.3

Grace is a global enterprise operating in many countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented, as well as amounts related to net investment hedges. See Note 4 for a discussion of hedging activities. See Note 6 for a discussion of pension plans.

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$7.0	$53.7	$41.7	$154.6
Denominators
Weighted average common shares—basic calculation	66.2	66.7	66.3	66.8
Dilutive effect of employee stock options	—	0.1	—	0.1
Weighted average common shares—diluted calculation	66.2	66.8	66.3	66.9
Basic earnings per share	$0.11	$0.81	$0.63	$2.31
Diluted earnings per share	$0.11	$0.80	$0.63	$2.31

There were 1.5 million and 1.7 million anti-dilutive options outstanding for the three and nine months ended September 30, 2020, compared with 1.1 million and 0.8 million for the corresponding prior-year periods.
On February 8, 2017, the Company announced that its Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, Grace announced that its Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. Grace temporarily suspended its share repurchase program in early March 2020 in light of the COVID-19 pandemic. As a result, during the three months ended September 30, 2020, Grace did not repurchase Company common stock. During the nine months ended September 30, 2020 and 2019, the Company repurchased 673,807 shares and 409,769 shares of Company common stock for $40.4 million and $29.8 million, respectively, pursuant to the terms of the share repurchase program. As of September 30, 2020, $235.0 million remained under the current authorization.

Notes to Consolidated Financial Statements (Continued)

13. Revenues

Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials, and by licensing technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Refining Catalysts	$46.0	$74.9	$21.0	$6.6	$148.5
Polyolefin and Chemical Catalysts	42.1	58.3	52.3	4.5	157.2
Total Catalysts Technologies	88.1	133.2	73.3	11.1	305.7
Pharma/Consumer	15.8	12.3	5.1	5.4	38.6
Coatings	6.2	16.4	9.8	2.9	35.3
Chemical process	7.4	16.7	9.4	1.0	34.5
Other	1.1	4.1	0.1	—	5.3
Total Materials Technologies	30.5	49.5	24.4	9.3	113.7
Total Grace	$118.6	$182.7	$97.7	$20.4	$419.4

Nine Months Ended September 30, 2020 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$150.8	$209.0	$85.7	$20.8	$466.3
Polyolefin and Chemical Catalysts	124.0	167.2	153.6	11.6	456.4
Total Catalysts Technologies	274.8	376.2	239.3	32.4	922.7
Pharma/Consumer	45.4	39.3	16.4	14.6	115.7
Coatings	19.1	48.9	27.1	6.6	101.7
Chemical process	21.9	50.9	27.6	4.9	105.3
Other	3.0	10.9	0.3	—	14.2
Total Materials Technologies	89.4	150.0	71.4	26.1	336.9
Total Grace	$364.2	$526.2	$310.7	$58.5	$1,259.6

Three Months Ended September 30, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$69.9	$70.3	$48.1	$7.6	$195.9
Polyolefin and Chemical Catalysts	41.7	71.6	48.6	3.6	165.5
Total Catalysts Technologies	111.6	141.9	96.7	11.2	361.4
Pharma/Consumer	8.8	12.6	5.0	4.8	31.2
Coatings	6.0	16.5	8.4	2.8	33.7
Chemical process	10.1	21.1	7.2	1.1	39.5
Other	1.0	3.5	0.2	—	4.7
Total Materials Technologies	25.9	53.7	20.8	8.7	109.1
Total Grace	$137.5	$195.6	$117.5	$19.9	$470.5

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Nine Months Ended September 30, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Refining Catalysts	$214.0	$210.6	$133.9	$27.5	$586.0
Polyolefin and Chemical Catalysts	140.3	222.7	145.6	12.2	520.8
Total Catalysts Technologies	354.3	433.3	279.5	39.7	1,106.8
Pharma/Consumer	30.7	45.4	15.4	14.5	106.0
Coatings	20.0	53.8	26.9	6.8	107.5
Chemical process	28.2	60.7	23.0	4.8	116.7
Other	4.7	11.1	0.6	0.2	16.6
Total Materials Technologies	83.6	171.0	65.9	26.3	346.8
Total Grace	$437.9	$604.3	$345.4	$66.0	$1,453.6

Contract Balances    Grace invoices customers for product sales once performance obligations have been satisfied, generally at the point of delivery, at which point payment becomes unconditional. Accordingly, Grace’s product sales contracts generally do not give rise to material contract assets or liabilities under ASC 606; however, from time to time certain customers may pay in advance, which results in a contract liability. In the technology licensing business, Grace typically invoices licensees at the time that contractual milestones are achieved. However, in respect of the milestone billings, Grace is frequently obligated to provide services in future periods, and this results in recording contract liabilities.
The following table presents Grace’s deferred revenue balances as of September 30, 2020, and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Current	$35.9	$35.0
Noncurrent	21.9	29.5
Total	$57.8	$64.5

Grace records deferred revenues when cash payments are received or due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $6.8 million and $22.9 million of revenue recognized for the three and nine months ended September 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $150 million as of September 30, 2020, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Year	Approximate percentage of revenue related to remaining performance obligations recognized
Remainder of 2020	6%
2021	26%
2022	21%
2023	15%
Thereafter through 2030	32%

For the three and nine months ended September 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
14. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications. Advanced Refining Technologies LLC (“ART”), Grace’s joint venture with Chevron U.S.A. Inc. (“Chevron”), is managed in this segment. (See Note 15.) Grace Catalysts Technologies comprises two operating segments, Grace Refining Technologies and Grace Specialty Catalysts, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in pharma/consumer, coatings, and chemical process applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.
Grace defines Adjusted EBIT to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales or exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; gains and losses on modification or extinguishment of debt; the effects of these items on equity in earnings of unconsolidated affiliate; and certain other items that are not representative of underlying trends.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Reportable Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net Sales
Catalysts Technologies	$305.7	$361.4	$922.7	$1,106.8
Materials Technologies	113.7	109.1	336.9	346.8
Total	$419.4	$470.5	$1,259.6	$1,453.6
Adjusted EBIT
Catalysts Technologies segment operating income	$67.1	$105.1	$220.8	$332.6
Materials Technologies segment operating income	24.3	26.1	55.9	74.2
Corporate costs	(18.2)	(18.5)	(50.5)	(52.7)
Certain pension costs	(3.6)	(4.5)	(10.2)	(13.9)
Total	$69.6	$108.2	$216.0	$340.2
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and nine months ended September 30, 2020 and 2019, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Grace Adjusted EBIT	$69.6	$108.2	$216.0	$340.2
Loss on early extinguishment of debt	(39.4)	—	(39.4)	—
Costs related to legacy matters	(30.6)	(3.7)	(36.1)	(52.1)
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders(1)	(2.4)	(3.4)	(26.5)	(12.1)
Inventory write-offs(2)	(0.1)	—	(19.8)	(3.6)
Third-party acquisition-related costs	(0.3)	(1.4)	(3.8)	(2.7)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.4)	(0.4)	(0.6)	(1.3)
Interest expense, net	(19.6)	(18.3)	(56.2)	(56.8)
Net income (loss) attributable to noncontrolling interests	(0.3)	0.1	(2.5)	0.2
Income (loss) before income taxes	$(23.5)	$81.1	$31.1	$211.8

___________________________________________________________________________________________________________________

(1)	Net of restructuring and repositioning expenses attributable to Grace’s Middle East joint venture partner.

(2)
Inventory write-off in 2020 related to the changes in hydroprocessing catalysts manufacturing operations (see Note 2). Inventory write-off in 2019 related to the idling of Grace’s methanol-to-olefins (“MTO”) manufacturing facility.

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net Sales
United States	$108.7	$124.1	$329.9	$395.9
Canada	9.9	13.4	34.3	42.0
Total North America	118.6	137.5	364.2	437.9
Europe Middle East Africa	182.7	195.6	526.2	604.3
Asia Pacific	97.7	117.5	310.7	345.4
Latin America	20.4	19.9	58.5	66.0
Total	$419.4	$470.5	$1,259.6	$1,453.6

15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $167.4 million and $181.9 million as of September 30, 2020, and December 31, 2019, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available. During the three months ended September 30, 2020, Grace received a $10.0 million dividend from ART, and the Consolidated Balance Sheet as of September 30, 2020, includes an additional $10.0 million dividend receivable from ART to be paid in the 2020 fourth quarter.
The table below presents the components of Grace’s “equity in earnings of unconsolidated affiliate” in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Operating income	$2.8	$4.4	$8.4	$15.6
Depreciation and amortization	(1.1)	(0.2)	(1.9)	(0.4)
Interest expense and income taxes	(0.4)	(0.4)	(0.6)	(1.3)
Equity in earnings of unconsolidated affiliate	$1.3	$3.8	$5.9	$13.9

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	September 30, 2020	December 31, 2019
Summary Balance Sheet information:
Current assets	$270.4	$300.7
Noncurrent assets	248.3	237.8
Total assets	$518.7	$538.5

Current liabilities	$185.8	$177.1
Noncurrent liabilities	0.3	0.3
Total liabilities	$186.1	$177.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Summary Statement of Operations information:
Net sales	$109.9	$125.7	$309.6	$357.2
Costs and expenses applicable to net sales	100.0	113.3	281.1	312.8
Income before income taxes	3.1	8.1	13.4	30.6
Net income	2.8	7.6	11.9	28.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Product manufactured for ART	$63.4	$64.1	$194.7	$190.2
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.2	1.2	3.8	3.7
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	13.1	12.4	40.5	38.0

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	September 30, 2020	December 31, 2019
Trade accounts receivable	$23.9	$17.5
Other current assets	10.0	173.9
Accounts payable	23.5	37.7
Debt payable within one year	4.8	9.9
Debt payable after one year	30.7	37.5
Other current liabilities	—	173.9
The other current asset as of September 30, 2020, in the table above represents the dividend receivable from ART to be paid in the 2020 fourth quarter. The current asset and current liability as of December 31, 2019, represented spending related to a residue hydroprocessing catalyst production plant that has been constructed in Lake Charles, Louisiana. Grace managed the design and construction of the plant, and the asset was included in “other current assets” in Grace’s Consolidated Balance Sheets until commissioning and start-up activities were completed. Grace had likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other current liabilities” in the Consolidated Balance Sheets. Grace transferred the asset to ART in the 2020 third quarter.
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2021. No amounts were outstanding at September 30, 2020, or December 31, 2019.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, include trade accounts receivable of $0.9 million and $3.6 million, respectively, from these customers. Grace’s Consolidated Statements of Operations for the three and nine months ended September 30, 2020, include $0.7 million and $6.6 million, respectively, of revenues from these customers, compared with $1.8 million and $5.8 million in the corresponding prior-year periods.
16. Acquisitions
Rive Technology, Inc. On June 17, 2019, Grace completed the acquisition of the business and assets of Rive Technology, Inc. for $22.8 million, with an additional $2.0 million holdback payment remitted in the three months ended September 30, 2020. The business is included in the Refining Technologies operating segment of the Catalysts Technologies reportable segment. The acquisition included Rive’s MOLECULAR HIGHWAY® zeolite technology for catalytic processes, which allows Grace to offer a broader spectrum of products for converting crude oil to petrochemical feedstocks.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
We generally refer to the quarter ended September 30, 2020, as the “third quarter,” the quarter ended September 30, 2019, as the “prior-year quarter,” the quarter ended March 31, 2020, as the “2020 first quarter,” the quarter ended June 30, 2020, as the “2020 second quarter,” the quarter ending December 31, 2020, as the “2020 fourth quarter,” the nine months ended September 30, 2020, as the “nine months,” and the nine months ended September 30, 2019, as the “prior-year period.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales decreased 10.9% to $419.4 million reflecting the impact of COVID-19.

•	Net loss attributable to Grace shareholders was $7.0 million.

•	Adjusted EBIT[1] decreased 35.7% to $69.6 million.

•	Diluted loss per share was $0.11 per diluted share.

•	Adjusted EPS[1] decreased 42.9% to $0.56 per diluted share.
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
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications, as follows:

•
Polyolefin catalysts and catalyst supports, also called specialty catalysts (SC), for the production of polyethylene (PE) and polypropylene (PP) thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles. High-activity, non-phthalate catalysts allow customers to produce phthalate-free PP and cleaner, clearer PP products. Our catalysts also improve resin properties that allow the use of thinner gauge and lighter weight plastics in end products, as well as increase customer plant throughput and operability.

•
Gas-phase polypropylene process technology, which provides our licensees with a cost-effective, flexible, and reliable capability to manufacture polypropylene products having a wide range of performance attributes, enabling customers to manufacture products for a broad array of end-use applications. This capability, coupled with a complete family of catalysts and donors with a suite of value-added solutions, enables our licensees to compete effectively in their markets over the lifetime of the plant. We are the leading independent supplier that provides both PP process technology licenses and catalysts.

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

•
Hydroprocessing catalysts (HPC), most of which are marketed through our Advanced Refining Technologies LLC (“ART”) joint venture with Chevron U.S.A. Inc. (“Chevron”), that are used in process reactors to upgrade heavy oils into lighter, more useful products, enabling less expensive feedstock usage in the petroleum refining process, and to produce products that meet more stringent environmental regulations. These catalysts and solutions allow customers to improve their profitability in the production of cleaner petroleum-based fuels to meet regulatory and fuel quality standards. (We hold a 50% economic interest in ART, which is not consolidated in our financial statements so ART’s sales are excluded from our sales.)

•
Chemical catalysts, which include hydrogenation and dehydrogenation catalyst products. These catalysts can be customized for use in a variety of petrochemical chain conversions as well as fine chemical production.

Grace Materials Technologies produces and sells specialty materials, which are either silica-based or complex organic molecules, that can be used in pharma/consumer, coatings, and chemical process applications, including as follows:

•
Pharma/Consumer, specialty materials used as additives, intermediates and purification aids for pharmaceuticals, nutraceuticals, toothpaste, beer, and food. Our Fine Chemicals business specializes in regulatory starting materials and intermediates, especially peptide building blocks, specialty amino acids, chiral boronic acids, and esters.

•	Coatings, functional additives for wood, coil, and architectural coatings that provide surface effects and corrosion protection for metal substrates.

•	Chemical process, functional materials for use in plastics, rubber, tire, and metal casting, and adsorbent products for petrochemical, natural gas, and more specialized applications.
Global Scope
We operate our business on a global scale with approximately 72% of our annual 2019 sales and 74% of our nine months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales and exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; gains and losses on modification or extinguishment of debt; the effects of these items on equity in earnings of unconsolidated affiliate; and certain other items that are not representative of underlying trends.

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
We define Adjusted Earnings Per Share (EPS) (a non-GAAP financial measure) to be diluted EPS adjusted for costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales and exits of businesses, product lines and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; gains and losses on modification or extinguishment of debt; certain other items that are not representative of underlying trends; certain discrete tax items; and income tax expense related to historical tax attributes.
We define the change in net sales on a constant currency basis (a non-GAAP financial measure) to be the period-over-period change in net sales calculated using the foreign currency exchange rates that were in effect during the previous comparable period.
“Legacy matters” include legacy (i) product, (ii) environmental, and (iii) other liabilities, relating to past activities of Grace.
In the 2020 first quarter, the definition of Adjusted EBIT was modified to adjust for the effects of interest and taxes on equity in earnings of unconsolidated affiliate. The definition of Adjusted EBITDA was modified to adjust for the effects of depreciation and amortization on equity in earnings of unconsolidated affiliate. We made these changes to provide clarity about the impacts of these items on our equity in earnings of unconsolidated affiliate and to improve consistency in our application of non-GAAP financial measures. Previously reported amounts were revised to conform to the current presentation.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales:
Catalysts Technologies	$305.7	$361.4	(15.4)%	$922.7	$1,106.8	(16.6)%
Materials Technologies	113.7	109.1	4.2%	336.9	346.8	(2.9)%
Total Grace net sales	$419.4	$470.5	(10.9)%	$1,259.6	$1,453.6	(13.3)%
Net sales by region:
North America	$118.6	$137.5	(13.7)%	$364.2	$437.9	(16.8)%
Europe Middle East Africa	182.7	195.6	(6.6)%	526.2	604.3	(12.9)%
Asia Pacific	97.7	117.5	(16.9)%	310.7	345.4	(10.0)%
Latin America	20.4	19.9	2.5%	58.5	66.0	(11.4)%
Total net sales by region	$419.4	$470.5	(10.9)%	$1,259.6	$1,453.6	(13.3)%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$67.1	$105.1	(36.2)%	$220.8	$332.6	(33.6)%
Materials Technologies segment operating income	24.3	26.1	(6.9)%	55.9	74.2	(24.7)%
Corporate costs	(18.2)	(18.5)	1.6%	(50.5)	(52.7)	4.2%
Certain pension costs(B)	(3.6)	(4.5)	20.0%	(10.2)	(13.9)	26.6%
Adjusted EBIT	69.6	108.2	(35.7)%	216.0	340.2	(36.5)%
Loss on early extinguishment of debt	(39.4)	—		(39.4)	—
Costs related to legacy matters	(30.6)	(3.7)		(36.1)	(52.1)
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders(C)	(2.4)	(3.4)		(26.5)	(12.1)
Inventory write-offs(D)	(0.1)	—		(19.8)	(3.6)
Third-party acquisition-related costs	(0.3)	(1.4)		(3.8)	(2.7)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.4)	(0.4)		(0.6)	(1.3)
Interest expense, net	(19.6)	(18.3)	(7.1)%	(56.2)	(56.8)	1.1%
(Provision for) benefit from income taxes	30.2	(27.3)	210.6%	8.1	(57.0)	114.2%
Net income (loss) attributable to W. R. Grace & Co. shareholders	$7.0	$53.7	(87.0)%	$41.7	$154.6	(73.0)%
Diluted EPS	$0.11	$0.80	(86.3)%	$0.63	$2.31	(72.7)%
Adjusted EPS	$0.56	$0.98	(42.9)%	$1.76	$3.07	(42.7)%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	39.2%	42.0%	(280) bps	38.8%	42.8%	(400) bps
Materials Technologies	35.7%	38.6%	(290) bps	31.9%	37.0%	(510) bps
Adjusted Gross Margin	38.2%	41.2%	(300) bps	37.0%	41.4%	(440) bps
Inventory write-offs(D)	—%	—%	0 bps	(1.6)%	(0.3)%	(130) bps
Pension costs in cost of goods sold	(0.9)%	(0.6)%	(30) bps	(0.8)%	(0.6)%	(20) bps
Total Grace	37.3%	40.6%	(330) bps	34.6%	40.5%	(590) bps
Adjusted EBIT:
Catalysts Technologies	$67.1	$105.1	(36.2)%	$220.8	$332.6	(33.6)%
Materials Technologies	24.3	26.1	(6.9)%	55.9	74.2	(24.7)%
Corporate, pension, and other	(21.8)	(23.0)	5.2%	(60.7)	(66.6)	8.9%
Total Grace	$69.6	$108.2	(35.7)%	$216.0	$340.2	(36.5)%
Depreciation and amortization:
Catalysts Technologies depreciation and amortization	$21.5	$20.7	3.9%	$62.8	$61.4	2.3%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	1.1	0.2	NM	1.9	0.4	NM
Catalysts Technologies	22.6	20.9	8.1%	64.7	61.8	4.7%
Materials Technologies	3.6	3.6	—%	10.7	10.7	—%
Corporate	1.2	1.2	—%	3.6	3.2	12.5%
Adjusted Depreciation and Amortization	27.4	25.7	6.6%	79.0	75.7	4.4%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	(1.1)	(0.2)	NM	(1.9)	(0.4)	NM
Total Grace	$26.3	$25.5	3.1%	$77.1	$75.3	2.4%
Adjusted EBITDA:
Catalysts Technologies	$89.7	$126.0	(28.8)%	$285.5	$394.4	(27.6)%
Materials Technologies	27.9	29.7	(6.1)%	66.6	84.9	(21.6)%
Corporate, pension, and other	(20.6)	(21.8)	5.5%	(57.1)	(63.4)	9.9%
Total Grace	$97.0	$133.9	(27.6)%	$295.0	$415.9	(29.1)%
Adjusted EBIT margin:
Catalysts Technologies	21.9%	29.1%	(720) bps	23.9%	30.1%	(620) bps
Materials Technologies	21.4%	23.9%	(250) bps	16.6%	21.4%	(480) bps
Total Grace	16.6%	23.0%	(640) bps	17.1%	23.4%	(630) bps
Net income margin	1.7%	11.4%	(970) bps	3.3%	10.6%	(730) bps
Adjusted EBITDA margin:
Catalysts Technologies	29.3%	34.9%	(560) bps	30.9%	35.6%	(470) bps
Materials Technologies	24.5%	27.2%	(270) bps	19.8%	24.5%	(470) bps
Total Grace	23.1%	28.5%	(540) bps	23.4%	28.6%	(520) bps

Analysis of Operations (In millions)	Four Quarters Ended September 30,
	2020	2019
Calculation of Adjusted EBIT Return on Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$13.4	$223.7
Adjusted EBIT	350.3	457.7
Reconciliation to Adjusted Invested Capital:
Total equity	320.5	451.7
Total debt	2,004.4	1,982.2
Underfunded and unfunded defined benefit pension plans	532.5	424.3
Liabilities related to legacy matters	225.7	163.2
Cash, cash equivalents, and restricted cash	(268.9)	(218.9)
Income taxes, net	(541.3)	(491.9)
Other items	25.9	31.0
Adjusted Invested Capital	$2,298.8	$2,341.6

Return on equity	4.2%	49.5%
Adjusted EBIT Return on Invested Capital	15.2%	19.5%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not meaningful

(A)	Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.

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

(D)
Inventory write-off in 2020 related to the changes in hydroprocessing catalysts manufacturing operations. Inventory write-off in 2019 related to the idling of Grace’s methanol-to-olefins (“MTO”) manufacturing facility.

Grace Overview
Following is an overview of our financial performance for the third quarter and nine months compared with the corresponding prior-year periods.
Impact of COVID-19 Pandemic and Recession
While COVID-19 had a significant negative impact on our financial results for the nine months, we are well positioned to meet the operational and financial challenges caused by the pandemic until the economy recovers. Our first priority is the health and safety of our employees. We have fully implemented our pandemic response plan, including significant new safety protocols throughout our operations. We are also focused on business continuity to ensure we continue delivering value to all of our customers. Our workforce remains safe and healthy, and we have experienced no business continuity issues in our global operations or supply chain. Approximately 45% of our global workforce shifted to working remotely beginning in March 2020. During the 2020 second quarter, some locations began phased returns to on-site work, as local regulations and medical conditions allowed.
We have taken decisive actions to mitigate the economic effects of the pandemic to ensure we generate strong cash flow this year, including lowering capital spending approximately $40 million, improving working capital to generate $45 to $50 million of cash flow, reducing operating costs by $35 to $40 million, and aligning production volumes to match near-term demand. These reductions are against our original 2020 operating plan.

Understanding near-term demand in our segments is critically important to effectively managing our operations, working capital, and costs. We are triangulating customer information, economic and industry data, inventory levels, and our own experience in prior downturns to plan the fourth quarter. For the fourth quarter, we are planning for:

•
Specialty catalysts demand to improve sequentially, with polyolefin catalyst demand improving in all regions and non-durable end markets continuing to show strength, particularly in hygiene and packaging applications;

•
FCC catalysts demand to improve sequentially, as the demand for transportation fuels has stabilized and we are seeing recovery from 2020 second quarter lows. Transportation fuel demand and refinery utilization still remain below normal levels for the industry and the effects of the pandemic are expected to continue to be a headwind until demand more fully recovers; and

•
Materials Technologies demand to improve sequentially with continued strength in pharma/consumer end markets driven by consumers’ focus on health and personal care needs, higher demand in coatings end markets, and ongoing recovery in wood/coil applications.

Overall, we are planning for 2020 fourth quarter sales to be up 10% to 13% compared with the third quarter. We are using this assumption to set our production plans, sourcing plans, and cost reduction plans. We are planning for 2020 fourth quarter Adjusted Gross Margin to increase approximately 100 basis points sequentially. We expect Adjusted Gross Margin to recover to pre-pandemic levels as demand improves and production rates increase.
See Item 1A. (Risk Factors) in Part II of this Report for more information on the risks we face related to the COVID-19 pandemic. With respect to the above information regarding our expectations for the 2020 fourth quarter and other statements regarding future events, see “Forward-Looking Statements,” below.
Impact of Hurricane Laura
During the third quarter, Hurricane Laura caused severe and widespread damage to Lake Charles, Louisiana, and surrounding communities, including catastrophic damage to the regional power grid. To ensure continuity of supply for our customers, our Lake Charles refining catalysts manufacturing facility established a temporary on-site 20MW power generation capability. The site is now fully operational. During the power outage, customer demand was met from inventory in Lake Charles and by shifting FCC and hydroprocessing catalysts production to other manufacturing facilities, which increased our operating costs. This created no significant impact to our customers. While this is an insured event, the total costs do not exceed our deductible, and we do not expect any insurance recoveries.

•
Event-related costs occurring in the third quarter were approximately $12 million. The costs, included in Catalysts Technologies segment operating income, were primarily related to on-site power generation, incremental operations and logistics costs to supply customers during the outage, temporary housing and employee assistance, and property damage and clean-up.

•	The total estimated hurricane-related costs for the full year are expected to be $18 to $20 million.

Net Sales and Gross Margin
Sales for the third quarter decreased 10.9%, down 11.4% on constant currency, compared with the prior-year quarter primarily due to lower sales volumes from the effects of the pandemic on global transportation fuels demand and refinery operating rates. Unfavorable pricing was more than offset by favorable currency translation. Sequentially, sales were up slightly compared with the 2020 second quarter, with demand improving each month during the third quarter. We expect this trend to continue in the 2020 fourth quarter.
Gross margin decreased 330 basis points to 37.3% for the third quarter. Adjusted Gross Margin decreased 300 basis points to 38.2% for the third quarter. The decreases were primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by improved product mix and cost mitigation actions. Strong sequential improvement in gross margin (up 880 basis points) and Adjusted Gross Margin (up 410 basis points) compared with the 2020 second quarter was primarily driven by higher production rates.
Sales for the nine months decreased 13.3%, down 12.9% on constant currency, compared with the prior-year period. The decrease was primarily due to lower demand for global transportation fuels and refinery operating rates driven by the COVID-19 pandemic and recession and a generally weaker manufacturing environment during the 2020 first quarter. Improved pricing was partially offset by unfavorable currency translation.
Gross margin decreased 590 basis points to 34.6% for the nine months. Adjusted Gross Margin decreased 440 basis points to 37.0%. The decreases were primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by cost mitigation actions and improved pricing.

The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	Three Months Ended September 30, 2020 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(15.4)%	(0.5)%	0.5%	(15.4)%
Materials Technologies	3.8%	—%	0.4%	4.2%
Net sales	(11.0)%	(0.4)%	0.5%	(10.9)%
By Region:
North America	(12.5)%	(1.2)%	—%	(13.7)%
Europe Middle East Africa (EMEA)	(8.9)%	0.4%	1.9%	(6.6)%
Asia Pacific	(16.9)%	—%	—%	(16.9)%
Latin America	12.6%	(3.6)%	(6.5)%	2.5%

	Nine Months Ended September 30, 2020 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(17.2)%	0.8%	(0.2)%	(16.6)%
Materials Technologies	(2.1)%	0.3%	(1.1)%	(2.9)%
Net sales	(13.6)%	0.7%	(0.4)%	(13.3)%
By Region:
North America	(17.2)%	0.4%	—%	(16.8)%
Europe Middle East Africa	(14.1)%	1.7%	(0.5)%	(12.9)%
Asia Pacific	(9.4)%	(0.5)%	(0.1)%	(10.0)%
Latin America	(6.9)%	(0.7)%	(3.8)%	(11.4)%
Grace Net Income (Loss)
Net income attributable to Grace was $7.0 million for the third quarter, compared with $53.7 million for the prior-year quarter. The decrease was primarily due to lower gross profit in the third quarter, a $27.0 million charge related to the Libby dam spillway replacement project (see below), and a $39.4 million loss on early extinguishment of debt, partially offset by a benefit from income tax attributes (see “Income Taxes” below) and lower operating expenses.
Net income attributable to Grace was $41.7 million for the nine months, compared with $154.6 million for the prior-year period. The decrease was primarily due to lower gross profit in the nine months including the write-off of obsolete inventory, the loss on early extinguishment of debt, and a write-off of previously capitalized plant engineering and site costs, partially offset by a benefit from income tax attributes, $16.3 million in business interruption insurance recoveries, and lower operating expenses.
During the third quarter, we completed a review of contractor bids for the replacement of the upper portion of the dam spillway at the former Libby, Montana, mine site. Based on a current assessment of the project requirements, we increased our cost estimate for the total project by $27.0 million, to $95.0 million. The prior-year period included charges of $45.0 million related to these projects. The 2019 fourth quarter included additional charges of $23.0 million related to these projects. See Note 8 to the Consolidated Financial Statements for further discussion.
During the 2020 second quarter, we implemented changes to our Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies as well as support global growth.
Hydroprocessing Catalysts Manufacturing Operations: In connection with our ongoing operating excellence initiatives, we have accelerated the implementation of the Grace Manufacturing System at our three hydroprocessing catalyst manufacturing sites, including optimization of plant processes and key organizational changes. These changes are expected to benefit operating margins in our ART joint venture with the savings realized beginning in the third quarter. Any margin benefits will be recognized through our equity earnings in the joint venture.
As a result of these changes, we recorded a pre-tax charge of $19.7 million in the 2020 second quarter, which is reflected in cost of goods sold, related to a write-off of inventory now deemed obsolete based on the process changes. The expected cash costs to dispose of this inventory are approximately $1 million.
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
In the 2020 second quarter, we recorded a pre-tax charge of $19.7 million ($2.5 million of which was attributable to our joint venture partner) to write off engineering and site costs. The expected cash costs to implement this change are approximately $1 million.
Adjusted EBIT

Adjusted EBIT was $69.6 million for the third quarter, a decrease of 35.7% compared with the prior-year quarter. The decrease was primarily due to lower gross profit, an approximately $12 million impact of hurricane-related costs and lower income from our ART joint venture, partially offset by lower operating expenses. Sequentially, Adjusted EBIT was up 8.6% compared with the 2020 second quarter driven by improved gross profit. Adjusted EBIT was $216.0 million for the nine months, a decrease of 36.5% compared with the prior-year period. The decrease was primarily due to lower gross profit and lower income from our ART joint venture, partially offset by business interruption insurance recoveries and lower operating expenses.
Adjusted EPS
The following tables reconcile our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2020				2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted earnings per share				$0.11				$0.80
Loss on early extinguishment of debt	$39.4	$9.8	$29.6	0.45	$—	$—	$—	—
Costs related to legacy matters	30.6	8.3	22.3	0.34	3.7	0.9	2.8	0.04
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	2.4	2.4	—	—	3.4	1.1	2.3	0.03
Third-party acquisition-related costs	0.3	0.3	—	—	1.4	0.3	1.1	0.02
Inventory write-offs	0.1	1.3	(1.2)	(0.02)	—	—	—	—
Discrete tax items		21.0	(21.0)	(0.32)		1.7	(1.7)	(0.03)
Income tax expense related to historical tax attributes(1)		—	—	—		(7.7)	7.7	0.12
Adjusted EPS				$0.56				$0.98

	Nine Months Ended September 30,
	2020				2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted EPS				$0.63				$2.31
Loss on early extinguishment of debt	$39.4	$9.8	$29.6	0.45	$—	$—	$—	—
Costs related to legacy matters	36.1	9.3	26.8	0.40	52.1	14.1	38.0	0.57
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	26.5	5.3	21.2	0.32	12.1	2.7	9.4	0.14
Inventory write-offs	19.8	5.1	14.7	0.22	3.6	—	3.6	0.05
Third-party acquisition-related costs	3.8	1.0	2.8	0.04	2.7	0.7	2.0	0.03
Discrete tax items		20.1	(20.1)	(0.30)		12.0	(12.0)	(0.18)
Income tax expense related to historical tax attributes(1)			—	—		(10.0)	10.0	0.15
Adjusted EPS				$1.76				$3.07
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

Return on Equity and Adjusted EBIT Return on Invested Capital

Return on equity for the third quarter was 4.2% on a trailing four quarters basis compared with 49.5% on the same basis as of September 30, 2019. The decline was primarily due to lower net income. Adjusted EBIT Return on Invested Capital for the third quarter was 15.2% on a trailing four quarters basis, compared with 19.5% calculated on the same basis as of September 30, 2019. The decline was primarily due to lower segment operating income.
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
Net Sales—Grace Catalysts Technologies
Sales were $305.7 million for the third quarter, a decrease of 15.4%, down 15.9% on constant currency, compared with the prior-year quarter. The decrease on a constant currency basis was due to lower sales volumes (-15.4%) and lower pricing (-0.5%). Specialty Catalysts sales decreased 5.0%, primarily due to lower market demand and customer inventory reductions in response to the COVID-19 pandemic. Refining Technologies sales decreased 24.2% due to the effects of the pandemic on global transportation fuels demand and refinery operating rates. For the trailing twelve months, FCC catalysts pricing improved approximately 150 bps. Favorable currency translation benefited the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year quarter.
Sequentially, sales were down 1.1% versus the 2020 second quarter. Specialty Catalysts sales decreased 1.6% compared with the 2020 second quarter primarily due to order timing. Refining Technologies sales decreased 0.5% compared with the 2020 second quarter as the decline in transportation fuels demand stabilized but remained well below pre-pandemic operating levels as the ongoing effects of the pandemic continue to impact miles driven and refinery operating rates. In addition, some sales shifted from the third quarter to the 2020 fourth quarter as a result of Hurricane Laura.
Gross profit was $119.7 million for the third quarter, a decrease of 21.3% compared with the prior-year quarter. Gross margin of 39.2% decreased 280 basis points from 42.0% for the prior-year quarter. The decrease in gross margin was primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by cost reduction actions to align manufacturing costs with demand levels and a 90 basis point benefit from lower raw materials and energy costs. Sequentially, gross margin increased 260 basis points compared with the 2020 second quarter as a result of significant inventory reductions that did not repeat in the third quarter.
Sales were $922.7 million for the nine months, a decrease of 16.6%, down 16.4% on constant currency, compared with the prior-year period. The decrease on a constant currency basis was due to lower sales volumes (-17.2%) partially offset by improved pricing (+0.8%). Specialty Catalysts sales decreased 12.4%, primarily due to lower market demand and customer inventory reductions in response to the COVID-19 pandemic, as well as order timing in our chemical catalysts business. Refining Technologies sales decreased 20.4% due to the effects of the pandemic on global transportation fuels demand and refinery operating rates. Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
Gross profit was $358.4 million for the nine months, a decrease of 24.3% compared with the prior-year period. Gross margin of 38.8% decreased 400 basis points compared with the prior-year period of 42.8%, primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by a 120 basis point benefit from lower raw materials and energy costs, improved pricing, and ongoing cost reduction actions to align manufacturing costs with demand levels.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Operating income was $67.1 million for the third quarter, a decrease of 36.2% compared with the prior-year quarter, primarily due to lower gross profit, the approximately $12 million impact of hurricane-related costs, and lower ART joint venture income. Our equity in earnings from the ART joint venture was $1.3 million, a decrease of $2.5 million compared with the prior-year quarter. Operating margin for the third quarter was 21.9%, a decrease of 720 basis points compared with the prior-year quarter.

Operating income was $220.8 million for the nine months, a decrease of 33.6% compared with the prior-year period, primarily due to lower gross profit, the hurricane-related costs, and lower ART joint venture income partially offset by recoveries from business interruption insurance. Our equity in earnings from the ART joint venture was $5.9 million, a decrease of $8.0 million compared with the prior-year period. Operating margin for the nine months was 23.9%, a decrease of 620 basis points compared with the prior-year period.
In July 2019, a North American FCC catalysts customer filed for bankruptcy protection after announcing that it would not resume operations following a fire in its refinery. We received insurance recoveries of $16.3 million in the first half of 2020 under our business interruption insurance policy. Including the $8.0 million received in the 2019 fourth quarter, we received $24.3 million of insurance recoveries related to this event, reflecting approximately eight quarters of the impact of the incident on earnings. This claim has been fully resolved.
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the third quarter and nine months compared with the corresponding prior-year periods.
Net Sales—Grace Materials Technologies
Sales were $113.7 million for the third quarter, an increase of 4.2%, up 3.8% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes (+3.8%). Sales growth was due to continued strength in pharma/consumer end-markets (+23.7%) and more than offset lower demand in industrial end-markets. Sequentially, sales were up 3.6% reflecting steady improvement in most end-markets and geographies. Coatings and chemical process applications saw improved end-market demand while demand in pharma and consumer end-markets remained strong in the third quarter, though below the 2020 second quarter levels that benefited from strong demand in pharma/consumer end markets, including COVID-19 diagnostic and treatment applications. Favorable currency translation benefited the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year quarter.
Gross profit was $40.6 million for the third quarter, a decrease of 3.8% compared with the prior-year quarter. Gross margin of 35.7% decreased 290 basis points compared with 38.6% for the prior-year quarter. The decrease in gross margin was primarily due to under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by favorable product and regional mix, cost mitigation actions, and a 50 basis point benefit from lower raw materials and energy costs. Sequentially, gross margin increased 880 basis points compared with the 2020 second quarter as a result of higher sales and production volumes as well as significant inventory reductions that did not repeat in the third quarter.
Sales were $336.9 million for the nine months, a decrease of 2.9%, down 1.8% on constant currency, compared with the prior-year period. The decrease on a constant currency basis was due to lower sales volumes (-2.1%) partially offset by improved pricing (+0.3%). Sales volumes declined primarily in coatings and industrial end markets driven by the COVID-19 pandemic, partially offset by strong demand in pharma/consumer end markets, including COVID-19 diagnostic and treatment applications. Unfavorable currency translation impacted the segment as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
Gross profit was $107.6 million for the nine months, a decrease of 16.2% compared with the prior-year period. Gross margin of 31.9% decreased 510 basis points compared with 37.0% for the prior-year period. The decrease in gross margin was primarily due to under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by a 100 basis point benefit from lower raw materials and energy costs, favorable product and regional mix, cost mitigation actions, and improved pricing.
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Operating income was $24.3 million for the third quarter, a decrease of 6.9% compared with the prior-year quarter, primarily due to lower gross profit partially offset by lower operating expenses. Operating margin for the third quarter was 21.4%, a decrease of 250 basis points compared with the prior-year quarter.
Operating income was $55.9 million for the nine months, a decrease of 24.7% compared with the prior-year period, primarily due to lower gross profit, partially offset by lower operating expenses. Operating margin for the nine months was 16.6%, a decrease of 480 basis points compared with the prior-year period.
Corporate Costs
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Corporate costs for the third quarter were $18.2 million, a decrease of $0.3 million from the prior-year quarter, primarily due to lower functional expenses. Corporate costs for the nine months were $50.5 million, a decrease of $2.2 million compared with the prior-year period, primarily due to lower incentive compensation and functional expenses.
Restructuring and Repositioning Expenses
During the third quarter and nine months, we incurred $(0.1) million and $3.0 million, respectively, of restructuring expenses primarily related to changes in estimated contractual costs in connection with a 2018 plant exit. During the corresponding prior-year periods, we incurred $0.2 million and $3.2 million, respectively, of restructuring expenses primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility.
Repositioning expenses for the third quarter and nine months were $2.5 million and $26.0 million, respectively, and for the nine months included a $19.7 million charge to write off engineering and site costs as a result of the decision not to build a full-scale catalysts plant in the Middle East (see “Grace Overview” above). Repositioning expenses for the corresponding prior-year periods were $3.2 million and $8.9 million, respectively, and primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position.
The following table presents the major components of restructuring and repositioning expenses recorded in the third quarter and nine months and the corresponding prior-year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Write-off of plant engineering and site costs	$—	$—	$19.7	$—
Third-party costs of manufacturing and business transformation programs	0.8	2.1	4.6	5.5
Costs related to plant closures	—	—	2.8	—
Employee severance	1.4	1.3	4.0	5.2
Other	0.2	—	(2.1)	1.4
Total restructuring and repositioning expenses	2.4	3.4	29.0	12.1
Less: restructuring and repositioning expenses attributable to noncontrolling interest	—	—	(2.5)	—
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	$2.4	$3.4	$26.5	$12.1
Defined Benefit Pension Expense
Certain pension costs for the third quarter and nine months were $3.6 million and $10.2 million, respectively, compared with $4.5 million and $13.9 million, respectively, for the corresponding prior-year periods. The decrease was primarily due to lower interest cost partially offset by higher service cost due to a decrease in discount rates.
Interest and Financing Expenses
Net interest and financing expenses were $19.6 million for the third quarter, an increase of 7.1% from the prior year quarter, and $56.2 million for the nine months, a decrease of 1.1% compared with the corresponding prior-year period.
Income Taxes
Our effective tax rates for the nine months and prior-year period, were (26.0)% and 26.9%, respectively. Our effective tax rate for the nine months was negative primarily due to the net benefit of the Global Intangible Low-Taxed Income (“GILTI”) High-Tax Exclusion (“HTE”) in the U.S. and was partially offset by income taxed in jurisdictions with higher statutory tax rates than the U.S., recognition of certain state valuation allowances, and the expiration of unexercised stock options, as well as the impact of a write-off of previously capitalized engineering and site costs. Our effective tax rate for the prior-year period differed from the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S. and the net impact of the GILTI tax in the U.S., offset by discrete benefits related to changes in tax law and to the favorable resolution of uncertain tax positions.
As of September 30, 2020, and December 31, 2019, we had $315.5 million and $302.5 million, respectively, in federal tax credit carryforwards before unrecognized tax benefits.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) became law. The CARES Act includes, among other things, provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, alternative minimum tax credit refunds, and technical corrections to tax depreciation methods for qualified improvement property. Although we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition, and liquidity, we do not expect it to have a material impact on our effective tax rate or our income tax payable and deferred income tax positions.
On July 20, 2020, the U.S. Treasury Department released final regulations related to the GILTI HTE. The final regulations are effective beginning with our 2021 tax year with an option to retroactively apply them to our 2018 through 2020 tax years. We have recognized a benefit in the third quarter and nine months driven by the GILTI HTE regulations that resulted in a retroactive tax benefit related to 2018 and 2019 of approximately $23 million.
Our provision for income taxes is based on projections of taxable income. Such projections may change in subsequent quarters, which could change our tax expense and net income in future periods.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2020.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions related to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the payment of dividends and the repurchase of shares.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. During the nine months we repurchased 673,807 shares of Company common stock for $40.4 million. As of September 30, 2020, $235.0 million remained under the current authorization. On April 3, 2020, we announced that we temporarily suspended our share repurchase program in light of the COVID-19 pandemic. We believe this action, while conservative, is appropriate given the uncertainty regarding the duration and severity of the pandemic. We expect to reinstate our share repurchase program at the appropriate time.
We paid cash dividends of $60.2 million during the nine months. On February 7, 2019, we announced that our Board of Directors had approved an increase in the annual dividend rate, from $0.96 to $1.08 per share of Company common stock, effective with the dividend paid March 21, 2019. On February 4, 2020, we announced that our Board of Directors had approved a further increase to $1.20 per share, effective with the dividend paid March 17, 2020. We intend to maintain our dividend.
Although the duration and severity of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that are difficult to accurately predict at this time, we believe that the cash we expect to generate during 2020 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, share repurchase program and expected dividend payments, and to meet our debt, pension, and legacy and other obligations.

Debt and Other Contractual Obligations
Total debt outstanding at September 30, 2020, was $2,004.4 million. We have limited debt service requirements, with no material maturities related to our term loans, revolving credit facility, or notes until September 2024. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Cash Resources and Available Credit Facilities
At September 30, 2020, we had available liquidity of $708.2 million, consisting of $268.7 million in cash and cash equivalents, $391.8 million available under our revolving credit facility, and $47.7 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of September 30, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Singapore	$18.0	$8.1	April 3, 2023
China	11.9	10.5	April 3, 2023
United Arab Emirates	11.0	11.0	December 31, 2020
Other countries	21.3	18.1	April 3, 2023, as well as open-ended
Total	$62.2	$47.7
Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by (used for) operating activities	$259.1	$268.4
Net cash provided by (used for) investing activities	(153.7)	(169.8)
Net cash provided by (used for) financing activities	(119.7)	(77.4)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	0.3	(3.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14.0)	17.9
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0
Cash, cash equivalents, and restricted cash, end of period	$268.9	$218.9
Net cash provided by operating activities for the nine months was $259.1 million compared with $268.4 million for the prior-year period. The change was primarily due to lower net income, partially offset by improved net working capital performance.
Net cash used for investing activities for the nine months was $153.7 million compared with $169.8 million for the prior-year period. The change was primarily due to the timing of cash flows related to the residue hydroprocessing catalysts plant that was transferred to ART in the third quarter. Cash paid for capital expenditures, primarily related to our strategic growth investments, was $123.8 million for the nine months compared with $142.6 million for the prior-year period. We acquired the business and assets of Rive Technology, Inc. for $22.8 million in the prior-year period, with an additional $2.0 million holdback paid in the 2020 third quarter.
Net cash used for financing activities for the nine months was $119.7 million compared with $77.4 million for the prior-year period. The change was primarily due to higher repayments of debt, cash paid for repurchases of common stock, and payments of dividends to shareholders compared with the prior-year period, as well as higher proceeds from the exercise of stock options in the prior-year period.
Employee Benefit Plans
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Nine Months Ended September 30,
(In millions)	2020	2019
U.S. advance-funded plans	$0.5	$0.1
U.S. pay-as-you-go plans	6.1	5.4
Non-U.S. advance-funded plans	1.0	1.1
Non-U.S. pay-as-you-go plans	5.4	5.7
Total cash contributions	$13.0	$12.3
We have minimal pension funding requirements. Our U.S. qualified pension plans are well funded, with expected cash contributions of approximately $1 million per year for the next three years. Cash contributions related to pay-as-you-go unfunded plans and non-U.S. pension plans are expected to be approximately $15 million per year for the next three years.
Defined Contribution Plans
The following table presents cash payments related to our defined contribution plans.

	Nine Months Ended September 30,
(In millions)	2020	2019
U.S. defined contribution plan	$10.6	$10.4
U.S. enhanced defined contribution plan	2.6	2.2
Total cash payments	$13.2	$12.6
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

Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, statements regarding future: financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; impact of COVID-19 on our business; competitive positions; growth opportunities for existing products; benefits from new technology; benefits from cost reduction initiatives; succession planning; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. We are subject to risks and uncertainties that could cause actual results or events to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results or events to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of our research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting our outstanding indebtedness; developments affecting our pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; our legal and environmental proceedings; environmental compliance costs (including existing and potential laws and regulations pertaining to climate change); the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; the economics of our customers’ industries, including the petroleum refining, petrochemicals, and plastics industries, and shifting consumer preferences; public health and safety concerns, including pandemics and quarantines; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth in our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revisions to our projections and forward-looking statements, or to update them to reflect events or circumstances occurring after the dates those projections and statements are made.

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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2020, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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
The COVID-19 pandemic has had an unfavorable impact on our results for the nine months and continues to negatively affect our businesses. We expect the significant economic impacts of the COVID-19 pandemic, including lower manufacturing activity and transportation fuel demand, to negatively affect our 2020 full-year results. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and the resulting recession that has occurred. While we have taken several actions to mitigate the impact of the virus on our operations, including focusing on the health and safety of our employees, adjusting our global manufacturing operations and supply chain, and providing business continuity for our customers, the COVID-19 pandemic presents us with unprecedented uncertainty. The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect demand for our products and services. We are continuing to evaluate the effects of the COVID-19 pandemic and the policy responses of governments, and while it is not possible to predict with certainty its ongoing effects, the pandemic is expected to materially adversely affect our business, financial condition, and future results.
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
The COVID-19 pandemic has significantly increased economic and demand uncertainty. The outbreak of COVID-19 has caused an economic slowdown that has led to a global recession. The recession will likely have a negative impact on demand for our products and may adversely affect our business, financial condition, and future results. There are no comparable recent events that provide guidance as to the effect a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our results of operations and precipitate or aggravate many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
During the three months ended September 30, 2020, there were no repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” as reflected in the following table:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
7/1/2020 - 7/31/2020	—	—	—	235.0
8/1/2020 - 8/31/2020	—	—	—	235.0
9/1/2020 - 9/30/2020	—	—	—	235.0
Total	—	—	—

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

W. R. GRACE & CO. (Registrant)

Date: November 4, 2020	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2020	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)