Form 10-K
period 2020-12-31
W R GRACE & CO
filed 2021-02-26
CIK 1045309

TOC—Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,844,898,340.
At January 31, 2021, 66,191,426 shares of W. R. Grace & Co. Common Stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to our shareholders in connection with the registrant’s
2021 Annual Meeting of Shareholders, are incorporated by reference into Part III.

TOC—Financial Statements

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
Trademarks and other intellectual property that we discuss in this Report. GRACE®, the GRACE® logo (and any other use of the term “Grace” as a tradename) as well as the other trademarks, service marks, or trade names used in this Report are trademarks, service marks, or trade names, registered in the United States and/or other countries, of Grace or its operating units, except as otherwise indicated. UNIPOL® and UNIPOL UNIPPAC® are trademarks of The Dow Chemical Company or an affiliated company of Dow. Grace and/or its affiliates are licensed to use the UNIPOL® and UNIPOL UNIPPAC® trademarks in the area of polypropylene. ART® and ADVANCED REFINING TECHNOLOGIES® are trademarks, registered in the United States and/or other countries, of Advanced Refining Technologies LLC. RESPONSIBLE CARE® and RESPONSIBLE CARE MANAGEMENT SYSTEM® are trademarks, registered in the United States and/or other countries, of the American Chemistry Council. †Sustainalytics, a leading independent provider of ESG and corporate governance ratings, research and analysis, has provided the ESG Risk Rating as set forth in the ESG Risk Rating Summary Report issued December 31, 2020.
FORWARD-LOOKING STATEMENTS
This Report contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, statements regarding future: financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; impact of COVID-19 on our business; competitive positions; growth opportunities for existing products; benefits from new technology; benefits from cost reduction initiatives; succession planning; and markets for securities. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. We are subject to risks and uncertainties that could cause actual results or events to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results or events to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of our research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting our outstanding indebtedness; developments affecting our pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; our legal and environmental proceedings; environmental compliance costs (including existing and potential laws and regulations pertaining to climate change); the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; the economics of our customers’ industries, including the petroleum refining, petrochemicals, and plastics industries, and shifting consumer preferences; public health and safety concerns, including pandemics and quarantines; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; and those additional factors set forth under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the dates those projections and statements are made. We undertake no obligation to release publicly any revisions to our projections and forward-looking statements, or to update them to reflect events or circumstances occurring after the dates those projections and statements are made.

TOC—Financial Statements
PART I

Item 1.    BUSINESS
BUSINESS OVERVIEW
W. R. Grace & Co., through its subsidiaries, is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through two reportable business segments: Grace Catalysts Technologies (“Catalysts Technologies”), which includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications; and Grace Materials Technologies (“Materials Technologies”), which includes specialty materials, including silica-based and silica-alumina-based materials, used in pharma/consumer, coatings, and chemical process applications.
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
Recent Developments
Acquisitions
We discuss our approach to Mergers and Acquisitions below, under “Profitable Growth Strategy.” In line with that strategy, in recent years we have completed the following transactions:
We completed the acquisition of the business and assets of Rive Technology, Inc. (“Rive”) on June 17, 2019, for $22.8 million, with an additional $2.0 million holdback payment remitted in the three months ended September 30, 2020. The business is included in the Refining Technologies operating segment of our Catalysts Technologies reportable segment. The acquisition included Rive’s MOLECULAR HIGHWAY® zeolite technology for catalytic processes, which allows us to offer a broader spectrum of products for converting crude oil to petrochemical feedstocks.
On April 3, 2018, we acquired the assets of the polyolefin catalysts business of Albemarle Corporation for $418.0 million, net of cash acquired and including customary post-closing adjustments. The acquisition included production plants in Baton Rouge, Louisiana, and Yeosu, South Korea; research and development and pilot plant capabilities; and an extensive portfolio of intellectual property. The business is included in the Specialty Catalysts operating segment of our Catalysts Technologies reportable segment. The acquisition was complementary to our existing Specialty Catalysts business and has strengthened our commercial relationships, catalysts technology portfolio, and manufacturing network.
On June 30, 2016, we completed the acquisition of the assets of the BASF Polyolefin Catalysts business for a purchase price of $250.6 million. The acquisition included technologies, patents, trademarks, and production plants in Pasadena, Texas, and Tarragona, Spain. The acquisition added the following technologies to our catalysts portfolio: (1) LYNX® high-activity polyethylene (“PE”) catalyst technologies used commercially in slurry processes for the production of high-density PE resins such as bimodal film and pipe; and (2) LYNX® polypropylene (“PP”) catalyst technologies used commercially in all major PP process technologies including slurry, bulk loop, stirred gas, fluid gas, and stirred bulk. The acquisition also provided us with significant additional flexibility and capacity for our global polyolefin catalysts manufacturing network. These products became part of the Specialty Catalysts operating segment of our Catalysts Technologies reportable segment.
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

TOC—Financial Statements
businesses as part of the Specialty Catalysts operating segment of our Catalysts Technologies reportable segment. The acquisition also included our production plant in Norco, Louisiana.
Other Notable Developments
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
Global Scope
We operate our business on a global scale with approximately 73% of our 2020 consolidated sales outside the United States. We operate and/or sell to customers in over 60 countries and in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Profitable Growth Strategy
We create value for customers and investors by profitably growing our specialty chemicals and specialty materials businesses and achieving high levels of efficiency and cash flow. To meet these objectives, we:
•Invest to accelerate growth and extend our competitive advantages;
•Invest in great people to strengthen our high-performance culture;
•Execute the Grace Value Model to drive operating excellence; and
•Acquire to build our technology and manufacturing capabilities for our customers.
Our businesses are well-positioned to grow through our customer-driven innovation, commercial and operating excellence and thoughtful, disciplined merger and acquisition approach. Our businesses are interconnected through shared materials science and our highly integrated global manufacturing and supply chain operations.
Our organic growth drivers include: global demand for plastics and petrochemical feedstocks; global demand for cleaner fuels and heavy oil upgrading; rising living standards and growing middle class incomes; stricter environmental standards; and increased focus on health and wellness.

TOC—Financial Statements
The Grace Value Model (“GVM”)
The Grace Value Model is our framework for creating and delivering value to customers, investors and employees. At the company level, we create value through our focused portfolio, strong strategic position, and disciplined capital allocation. At the business level, we create value through customer-driven innovation, commercial excellence, and operating excellence. Linking and enabling all of these elements are great talent, high-performance culture, and integrated business management processes. Our ability to rigorously execute the Grace Value Model is a principal source of our competitive advantage in the global marketplace and our financial performance. The Grace Value Model is illustrated as follows:
Human Capital Management
Our great talent and high-performance culture are the most important sources of our competitive advantage and long-term ability to deliver value to customers and investors. We have invested heavily in our global talent and talent management system, which includes aligned goal setting, ongoing feedback and coaching, effective performance reviews, and a continuous cycle of professional development. We have also invested significantly in talent development and effectiveness, including over $6 million and 50,000 hours of commercial excellence investment and training for our commercial teams since 2016. In 2019 and 2020, we refreshed more than 10% of our global workforce, including upgrading talent where needed and adding key leadership roles throughout the organization. Our voluntary workforce turnover rate was 5.4% in 2020.
Our high-performance culture is based on our commitment to performance and our five Grace Leadership Behaviors: Deliver Results; Think Critically; Be Authentic; Communicate; and Engage and Include. We expect our colleagues to model these behaviors and our values in their daily business conduct and include behavior as a core element of our performance reviews.
We aspire to continually strengthen our talent and high-performance culture by welcoming and valuing the unique backgrounds, cultures, ethnicities, genders, experiences, perspectives, and contributions of our employees around the globe. We have a well-developed Diversity and Inclusion strategy and a multi-year action plan to improve the diversity of our global team and ensure every employee feels included and valued.
Our diversity and inclusion strategy starts at the top: on the Grace Board of Directors, 29% of our independent directors are women, and on the Grace Leadership Team, 50% of our executives are women or people of color, including three of four business unit leaders. Increasing the diversity of our global team, including greater representation of women and under-represented minorities, is a focus. Through diversity and inclusion, we strengthen our people and our business.
The COVID-19 pandemic had a significant impact on our human capital management strategies and priorities in 2020. Aligned with our strong safety culture, we developed clear and effective worksite safety protocols, updated policies to add flexibility, and provided personal protective equipment to protect our essential employees working onsite in our manufacturing plants, research laboratories, and quality control laboratories. In addition, we paid for COVID-19 testing globally and covered treatment in the U.S. Approximately 45% of our workforce worked from home for most of 2020, following a seamless transition to remote work in March, including implementation of new communication and collaboration technology. We reduced operating costs during the year,

TOC—Financial Statements
but were careful to protect our growth investments, maintain our focus on technology leadership, and continue our commercial excellence and operating excellence initiatives. We made no layoffs or salary reductions and continued employee development and hiring of critical talent. We experienced very high levels of engagement and productivity throughout the year.
As of December 31, 2020, we employed approximately 4,000 employees with 2,200 employed in the United States and 1,000 employed in Germany.
Approximately 2,300 employees are salaried, and 1,700 employees are hourly. Approximately 700 of our manufacturing employees at 5 manufacturing sites in the United States are represented by unions. We have operated without a labor work stoppage for more than 20 years. Outside the United States, we have works councils and unions serving approximately 1,400 employees, the majority of whom are located at our European sites.
Our Approach to Mergers & Acquisitions (“M&A”)
Our approach to M&A prioritizes strategic fit and financial returns. We seek investments that improve our technology, research and development and/or commercial capabilities; enhance and/or leverage our manufacturing capabilities; and include attractive growth and profitability opportunities. Our recent acquisitions have been very synergistic, with strong growth and returns driven by significant cost and capital synergies. We establish minimum return requirements for acquisitions, based on specific risk-adjusted hurdle rates, and expect all acquisitions to be accretive to earnings per share (“EPS”).
Our Reportable Business Segments
GRACE CATALYSTS TECHNOLOGIES
Catalysts Technologies uses our significant catalysts knowledge and applications expertise to design and manufacture products to create significant value for our customers. Our customers include plastics and chemicals manufacturers as well as oil refiners. We believe that our technological expertise and broad technology platform provide a competitive advantage, allowing us to quickly design products that help our customers create value in their operations and their end markets.
The following table sets forth Catalysts Technologies sales of similar products as a percentage of Grace total revenue.

	Year Ended December 31,
	2020		2019		2018
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Polyolefin and chemical catalysts	$621.6	35.9%	$705.3	36.0%	$661.5	34.2%
Refining catalysts	649.8	37.6%	791.4	40.4%	802.0	41.5%
Total	$1,271.4	73.5%	$1,496.7	76.4%	$1,463.5	75.7%

TOC—Financial Statements
A description of our Catalysts Technologies products and services and their applications follows:

Products and Services	Overview/Use	Key Brands
Polyolefin and Chemical Catalysts (also referred to as Specialty Catalysts)
Polyethylene Catalysts/Polypropylene Catalysts/Catalyst Supports	Used in the production of polyethylene (PE) and polypropylene (PP) thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles; non-phthalate catalysts allow customers to produce phthalate-free PP products and cleaner, clearer PP products; includes catalysts that allow for the lightweighting of automobiles by replacing steel parts with PP while meeting demanding performance standards of automakers	PE Brands - MAGNAPORE® • SYLOPOL® • LYNX® PP Brands - CONSISTA® • SHAC® • LYNX® • POLYTRAK® • HYAMPP®
Gas-Phase Polypropylene Process Technology Licensing	Provides licensees with a cost-effective, flexible, and reliable capability to manufacture polypropylene products having a wide spectrum of performance attributes, enabling customers to manufacture products for a broad array of end-use applications	UNIPOL® Polypropylene Process Technology • UNIPOL UNIPPAC® Process Control Software
Chemical Catalysts	Include hydrogenation and dehydrogenation catalyst products used in a variety of petrochemical chain conversions and fine chemical production	RANEY® • DAVICAT®
Refining Technologies
FCC Catalysts	Crack the hydrocarbon chains in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and feeds for production of petrochemicals	MIDAS® • IMPACT® • NEKTOR™ • GENESIS® • ACHIEVE® • FUSION® • VIP‑R™ • RIVE TECHNOLOGY® • MOLECULAR HIGHWAY®
FCC Additives	Used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides, and carbon monoxide from refinery FCC units	D-PRISM® • GSR® • SURCA® • ZAVANTI™ • OLEFINSULTRA® • DESOX® • DENOX® • CP® • OXYBURN®
Hydroprocessing Catalysts (HPC)	Marketed through the ART joint venture with Chevron (discussed below), these catalysts are used in process reactors to upgrade heavy oils into lighter, more useful products, enabling less expensive feedstock usage in the petroleum refining process, and to produce products that meet more stringent environmental regulations; our catalysts and solutions allow our customers to improve their profitability in the production of cleaner petroleum-based fuels to meet regulatory and fuel quality standards	ICR® • HOP® • SmART Catalyst System® • APART® • LS™ Catalyst Platform • HSLS® Catalyst Platform • HCRC™ Catalyst Platform • DCS™ Catalyst Platform • ECAD™ Catalyst Platform • GR® • ENRICH®
Polyolefin and Chemical Catalysts (also referred to as Specialty Catalysts)
Grace Specialty Catalysts provides process technology for polypropylene and a broad range of high-performance catalysts and supports for specialized processes in the chemical value chain, from plastics to petrochemicals.
We are the only fully integrated supplier of polyolefin catalyst solutions across all process and catalyst technologies. Our strong strategic position is particularly evident in our worldwide polyolefin catalysts and process technology licensing business. After investing $1.2 billion in accretive, synergistic acquisitions over the past seven years, including five new plants on three continents, we offer customers the broadest and most technically advanced portfolio of polyolefin catalysts technologies that enable the production of high performance and differentiated resins. Polyolefin catalysts are used to produce plastics including HDPE (high density polyethylene), LLDPE (linear low density polyethylene) and PP (polypropylene). Applications include packaging, consumer/housewares, food packaging, construction, and automotive segments providing recyclable, lightweight, durable and versatile materials.
The business comprises four major segments, including UNIPOL® PP Process Licensing, PP Catalysts, PE Catalysts, and Chemical Catalysts.

TOC—Financial Statements
The UNIPOL® PP Process Licensing provides plant design and operational technology to polymer producers. We are the largest independent technology licensor, offering the advantages of a gas-phase process with low capital cost, mechanical simplicity, energy efficiency, and the demonstrated capability to produce differentiated resins. The UNIPOL® Polypropylene Process Technology provides polypropylene producers with the capability to innovate and succeed faster, as their business evolves to meet more sophisticated market needs. UNIPOL® PP licensees also have access to our tailored services, experienced technical team, and our Advanced Process Control software to improve their overall plant lifetime performance.
Our PP Catalysts serve multiple process technologies, including UNIPOL® PP, with optimized sizes, shapes, and composition tailored for each process requirement. We also offer unique external donor technologies that are combined with our catalysts, providing customers with resin product differentiation and production operability advantages.
Our PE Catalysts portfolio, with supporting R&D and technical service, offers existing producers the best choice of resin properties, operability and economics utilizing the three main types of Metallocene, Chromium, and Ziegler catalysts. Products include catalyst components and finished catalysts across all three systems and are offered as merchant products or custom developments.
Chemical Catalysts has two product lines: RANEY® and DAVICAT®. RANEY® catalyst products are used in a broad range of niche hydrogenation applications such as butanediol, sorbitol, and amines. DAVICAT® catalysts and catalyst carriers extend Grace-wide material science expertise in silicas, aluminas, and zeolites into a number of petrochemicals and fine chemicals applications.
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
Also, many U.S. petroleum refiners have entered into consent decrees with the U.S. Environmental Protection Agency (the “EPA”) under which the refiners have agreed to reduce emissions of nitrogen oxides and sulfur oxides. The European Union has also imposed requirements on refineries with respect to nitrogen oxides and sulfur oxides emissions. Our additives are designed to assist refineries in meeting their obligations to reduce these pollutants. Our Super DESOX® additive reduces sulfur oxides emissions from commercial FCC units. Our DENOX® additives are designed to achieve reductions in nitrogen oxides emissions comparable to those obtained from capital intensive alternatives available to a refinery, while our non-platinum-based combustion promoter CP® P is designed to enable refiners to control carbon monoxide emissions without increasing nitrogen oxides. Our newly developed OXYBURN® additives are used in the reduction of oxygenates which are often a problem when co-processing renewable feedstocks in FCC units.

TOC—Financial Statements
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
Our ENRICH® catalysts, which are marketed by Grace rather than ART, enable the coprocessing of bio-based feedstocks at refineries.
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
The principal raw materials for Catalysts Technologies products include molybdenum oxide, specialty inorganics, caustic soda, alumina and derivatives, sodium silicate, nickel, rare earths, solvents, and titanium tetrachloride. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers. In some instances, we produce our own raw materials and intermediates.
Prices for many of our raw materials, including metals, and energy can be volatile. In response to increases in raw materials and energy costs, we generally take actions to mitigate the effects of higher costs including developing alternative formulations for our products, increasing productivity, hedging purchases of certain raw materials, and increasing prices.

TOC—Financial Statements
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
Backlog of Orders; Working Capital
While at any given time there may be some backlog of orders, this backlog is not material in respect to our total annual sales for Catalysts Technologies, nor are the changes, from time to time, significant. Our working capital consists of inventory, accounts receivable, accounts payable, and deferred revenue. We closely manage these working capital accounts. We value inventory balances under the first-in, first-out (“FIFO”) method. Inventories have turned regularly, but balances typically increase during the first half of the year before declining as a result of increased sales in the second half. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring us to have greater working capital needs during the second and third quarters.
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
GRACE MATERIALS TECHNOLOGIES
Materials Technologies uses our significant specialty silica, zeolite and fine chemical knowledge and applications expertise to design and manufacture products to create significant value for our customers. Our customers include pharmaceutical companies, consumer products manufacturers, coatings manufacturers, emission control system manufacturers, petrochemical and natural gas processors, and plastics manufacturers. We believe that our technological expertise and broad technology platform provide a competitive advantage, allowing us to tailor our products to specific customer requirements and help them create value in their operations and end markets.

TOC—Financial Statements
The following table sets forth Materials Technologies sales of similar products as a percentage of Grace total revenue.

	Year Ended December 31,
	2020		2019		2018
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Pharma/Consumer	$162.5	9.4%	$144.6	7.4%	$132.6	6.9%
Coatings	137.5	8.0%	139.8	7.1%	155.4	8.1%
Chemical process	140.6	8.1%	156.1	8.0%	157.3	8.1%
Other	17.8	1.0%	20.9	1.1%	23.3	1.2%
Total	$458.4	26.5%	$461.4	23.6%	$468.6	24.3%
A description of our Materials Technologies products and services and their applications follows:

Products and Services	Overview/Use	Key Brands
Pharma/Consumer	Specialty materials used as additives, intermediates, and purification aids for pharmaceuticals, nutraceuticals, toothpaste, beer, food, and cosmetic segments, including:
	Pharmaceutical and nutraceutical excipients, carrier for oily APIs, and drug delivery	SYLOID® • LUDOX® • SYLOID® XDP • SILSOL®
Fine chemicals, including regulatory starting materials and intermediates, especially peptide building blocks, specialty amino acids, chiral boronic acids, and esters
	Toothpaste abrasives and thickening agents	SYLODENT® • SYLOBLANC® • SIDENT®
	Free-flow agents; anticaking agents; heating agents; tableting aids; cosmetic additives and carriers for flavor, fragrance, or other active ingredients; and desiccants for food and pharma packaging	PERKASIL® • SYLOID® • SYLOSIV®
	Edible oil and biofuel refining agents, stabilizers and clarification aids for beer, juices and other beverages	TRISYL® • DARACLAR®
	Chromatography purification products	DAVISIL® • VYDAC® • VYKING™
Coatings	Functional additives for wood, coil, general industrial, and architectural coatings that provide surface effects and corrosion protection for metal substrates, including:
	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID® • SHIELDEX® • SYLOSIV® • SYLOWHITE™
	Additives for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET® • DURAFILL® • LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL® • LUDOX®
	Defoamers actives	ZEOFLO® • ZEOFOAM™
Chemical Process	Functional materials for use in plastics, rubber, tire, and metal casting, and adsorbent products for petrochemical, natural gas, and more specialized applications, including:
	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders for precision investment casting and refractory applications and surface modification aids for metal and ceramic substrates	LUDOX®
	Static adsorbents for dual pane windows and refrigerant applications, moisture scavengers, and package desiccants	PHONOSORB® • SYLOSIV® • CRYOSIV® • PROTEKSORB®
	Chemical metal polishing aids and formulations for chemical mechanical planarization/electronics applications	POLIEDGE® • LUDOX®
	Antiblocking additives for plastic films to prevent adhesion of layers in manufacturing	SYLOBLOC®
	Process adsorbents used in petrochemical and natural gas processes for such applications as ethylene-cracked-gas-drying, natural gas drying and sulfur removal	SYLOBEAD®

TOC—Financial Statements
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
In addition, we focus on developing and manufacturing products that differentiate our customers’ products and help them meet evolving regulatory and environmental requirements. For example, our SYLOID® coatings additives are designed to be used in more sustainable water-based and VOC-compliant coatings, and our SHIELDEX® silicas allow our customers to reformulate their anti-corrosive coating products to eliminate heavy metals. Our pharmaceutical excipients help improve bioavailability, extend shelf-life, and/or make drug manufacturing more efficient. Our dental silicas are engineered to provide high cleaning with gentle abrasivity. Our DARACLAR® and TRISYL® silicas allow our customers to reduce their environmental footprint: our beer stabilization silicas offer greater productivity to breweries while allowing them to use water more efficiently, and our edible oil and biofuel refining aids enable the processing of waste materials in refineries, reducing feedstock losses and solid waste sent to landfills. Our custom manufacturing of advanced intermediates supports pharmaceutical drug development processes, enabling commercialization of life-saving therapies. Our LUDOX® colloidal silicas enable our customers to produce automotive catalytic converters for automakers to meet emissions control regulations.
In 2020 we deepened our collaboration with customers to align some of our Materials Technologies product capabilities to support customers in addressing the global COVID-19 pandemic. Our silica-based technology provides separation capabilities found in the PCR (polymerase chain reaction) test kits. Similarly, our silica-based materials are used in purifying lipids that are required to hold together mRNA used in two of the leading approved COVID-19 vaccines.
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

TOC—Financial Statements
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
Competition
There are many manufacturers of engineered materials that market their products on a global basis including Evonik, PQ, and Nalco. Competition is generally based on product performance, technical service, quality and reliability, price, and other differentiated product features to address the needs of customers, end-users, and brand owners. Our products compete on the basis of distinct technology, product quality, and customer support. Competition for these products is highly fragmented, with a large number of companies that sell their products on a global or regional basis.
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
We also benefit from the use of trade secret information, including know-how and other proprietary information relating to many of our products and processing technologies in all of our businesses, including, but not limited to, our business in licensing UNIPOL® Polypropylene Process Technology.
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
ENVIRONMENT, HEALTH, SAFETY, AND SECURITY (or “EHSS”) MATTERS AND GOVERNMENTAL REGULATIONS
We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous regional, national, provincial, state and local EHSS laws and regulations relating to the manufacture, storage, handling, transportation, disposal and stewardship of chemicals and other materials. In addition to those laws and regulations, as we operate and/or sell to customers in over 60 countries, we must comply with important government regulations around the globe with respect to wide-ranging matters, including business and operating

TOC—Financial Statements
licenses, reporting requirements, registrations of intellectual property rights, human capital management, mine safety, and customs and taxes, among others. Cumulatively, the expenses of compliance with government regulations have a material effect on our earnings; however, as other manufacturers of specialty chemicals face similar regulations (provided they operate under similar regulatory frameworks), we do not see our compliance as creating a material competitive disadvantage to date, and our conscientious adherence to safety and other regulations has positive effects on our overall position as a global company. Nevertheless, changes in, or additions to, governmental regulations may lead to additional expenditures and negative effects on our operations.
Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site. We are involved in various response actions to address the presence of chemical substances as required by applicable laws.
We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2021 and 2022, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

(In millions)	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
2018	$56	$8	$18
2019	54	7	14
2020	56	13	8
2021(1)	56	13	18
2022(1)	58	23	10
___________________________________________________________________________________________________________________
(1)Amounts are based on environmental response matters for which sufficient information is available to estimate costs. We do not have sufficient information to estimate all of our possible future environmental response costs. As we receive new information, our estimate of such costs may change materially.
The table above does not include estimated expenditures related to the replacement of the dam spillway on the Libby, Montana, mine site. We are legally obligated to operate the dam and construct a new spillway in accordance with the conditions of the latest permit issued by the Montana Department of Natural Resources and Conservation. We have estimated the total cost of the project to be $95.0 million, with the timing of disbursements subject to a number of variables. Construction will begin in 2021 and is expected to take three to four years. Additional information about this matter and our environmental remediation activities is provided in this Report in Item 8 “Financial Statements and Supplementary Data” under Note 10, “Commitments and Contingent Liabilities,” to the Consolidated Financial Statements, which information is incorporated herein by reference.
EHSS Programs
We continuously seek to improve our environmental, health, safety, and security performance. To the extent applicable, we extend the basic elements of the American Chemistry Council’s RESPONSIBLE CARE® program to all our locations worldwide. Our Environment, Health, Safety, and Security Policy and RESPONSIBLE CARE MANAGEMENT SYSTEM® guide the company, our operating segments, and our facilities worldwide in systematically managing the environmental, health, safety, process safety, product safety, security, and sustainability aspects of our operations.
Sustainability
Overview
We succeed when we deliver value to our customers, and that success is increasingly based on how we help them meet their sustainability goals. Many of our products and technical services improve the efficiency of our customers’ products and processes, reduce energy or water use, cut harmful emissions, conserve material inputs, and/or reduce waste. Several of our technologies enable our customers to make products that meet the toughest environmental standards or to reformulate products to address rising consumer and regulatory expectations for sustainability, human health, and safety. As a leading manufacturer of process catalysts, we have become an active participant in the circular economy, with increasing business in assisting our customers with the recycling or

TOC—Financial Statements
reprocessing of spent catalysts. As part of our commitment to RESPONSIBLE CARE®, we systematically track safety and environmental performance through a comprehensive, global EHSS management system covering the environmental, health, safety (including process safety and product safety) and security aspects of our operations, and track progress through pertinent metrics.
In 2019, we began reporting to the Carbon Disclosure Project (“CDP”). This year, we made our CDP Climate and CDP Water disclosures public for the first time. We also published sustainability disclosures aligned with the Sustainability Accounting Standards Board (“SASB”) standard for the chemical industry. In addition, we strengthened the governance of our sustainability and environmental, social, and governance (“ESG”) related activities by naming a Chief Sustainability Officer (“CSO”) reporting directly to the CEO, and established a Sustainability Leadership Council composed of the CSO and leadership from Grace businesses and integrated supply chain. We also established targets to reduce scope 1 and scope 2 greenhouse gas (“GHG”) emissions by 22% from a baseline of 2019 by 2029, as well as 10-year reduction targets for water consumption and waste generation.
Product Portfolio
As part of a strategic review of our product portfolio, in 2019 we identified the products that directly contribute to our customers’ sustainability objectives, including:
•Products designed for use-phase efficiency — defined by the SASB as products that “through their use—can be shown to improve energy efficiency, eliminate or lower GHG emissions, reduce raw materials consumption, increase product longevity, and/or reduce water consumption,” either through:
◦Improved products — by increasing the efficiency of a product during its use phase, or
◦Improved processes — by increasing the efficiency of the manufacturing processes used to make products;
•Meeting the strictest environmental standards — products that directly enable customers to meet environmental regulatory/legal requirements applicable to their products or manufacturing processes; and
•Cleaner, safer products to meet consumer demands — products that enable customers to reformulate their products to avoid or reduce to de minimis levels substances of concern to their customers.
This year, we reviewed the requested disclosures from SASB and CDP as well as other ESG ratings organizations and expanded our product categories to include products that make a significant contribution to the move toward a more circular economy through:
•Enabling material recycling and bio-feeds – products that are tailored to enable customers to replace petroleum inputs with bio-based and recycled materials, and FCC catalyst sales (not counted above) where we take back spent FCC catalyst for recycling, or otherwise enable the reuse or recycling of spent catalysts.
Together, the products in our portfolio, including those of our ART joint venture, that address these sustainability endpoints accounted for approximately $1.1 billion, or 49% of our total revenue in 2020. Looking to the future, we estimate that 62% of our R&D projects are linked to at least one of these customer sustainability objectives. We expect to see further opportunities as we continue to develop technologies for advanced plastics recycling and renewable fuels.
ESG Rankings
For 2020, we again earned a Gold Rating from EcoVadis, this year placing us in the 95th percentile of all companies ranked by EcoVadis on their sustainability performance. EcoVadis is a leading third-party entity that evaluates suppliers on a complex scale of sustainability and ESG factors. CDP increased our 2020 Climate Disclosure score to a B-, above the average achieved by our chemical industry peers and above the North American average. Also in 2020, the ESG Risk Rating† from Sustainalytics placed us in the top quintile of both chemical and specialty companies. †Source Sustainalytics.

TOC—Financial Statements
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
EXECUTIVE OFFICERS
See “Information about our Executive Officers” following Part I, Item 4 of this Report for information about our Executive Officers.
Item 1A.    RISK FACTORS
In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the risks set forth below. For reference, we have divided the various significant risks to our business, financial condition, and results of operations into the following three categories: (i) key business risks; (ii) risks related to legacy matters; and (iii) risks related to financial matters, as set forth below.

TOC—Financial Statements
Key Business Risks
The global COVID-19 pandemic has had a significant negative effect on certain industries into which we supply products and services, and on our financial results. The pandemic is expected to continue to negatively impact our operations and businesses until successfully controlled.
The COVID-19 pandemic caused an economic slowdown that led to a global recession. If resulting recessionary trends again turn negative or exacerbate, or if there is a resurgence of COVID-19, including variants thereof, such events could have a negative effect on our business, financial condition, and future results. Resulting recessions may impact our share price, as well as our ability to access the capital markets and sources of liquidity on reasonable terms, or at all.
The COVID-19 pandemic has led to significantly lower transportation fuel demand and a reduction in refining activity, which has negatively affected demand for our refining catalysts. Manufacturing activity reduced as a result of the pandemic. Demand for certain manufactured products, including polyolefin resins and products made with our specialty silicas, declined and negatively affected demand for our polyolefin catalysts and specialty silicas.The pandemic continues to present us with significant uncertainty.
The COVID-19 pandemic has also heightened risks associated with our internal operations. An outbreak among our employee population could have a material adverse effect on our overall business and financial condition. Additionally, a large number of our employees are working remotely as a result of restrictions imposed to control the spread of the virus. This could result in increased cybersecurity risk, which could have a material adverse effect on our overall business and financial condition.
The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We operate our business on a global scale with approximately 73% of our 2020 consolidated sales outside the United States. We operate and/or sell to customers in over 60 countries and in over 30 currencies. We currently have many production facilities, research and development facilities, and administrative and sales offices located outside North America, including facilities and offices located in EMEA (Europe Middle East Africa), Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a substantial majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:
•commercial agreements may be more difficult to enforce and receivables more difficult to collect;
•intellectual property rights may be more difficult to enforce;
•increased shipping costs, disruptions in shipping or reduced availability of freight transportation;
•difficulty transferring our profits or capital from foreign operations to other countries where such funds could be more profitably deployed;
•unexpected adverse changes in export duties, quotas and tariffs, and difficulties in obtaining export licenses;
•differing regulatory responses to the COVID-19 pandemic in the jurisdictions in which we operate;
•additional withholding and other taxes or restrictions on foreign trade or investment, including import, currency exchange and capital controls, charges and limitations;
•foreign governments may nationalize private enterprises;
•political or economic repercussions on a domestic, country-specific or global level from terrorist activities and the response to such activities;
•unexpected adverse changes in foreign laws or regulatory requirements;
•the impact of the United Kingdom’s exit from the European Union on January 31, 2020, and the provisional application of the EU-UK Trade and Cooperation Agreement on January 1, 2021;
•increased cash taxes in the event of a change in tax laws, regulations or interpretations in one or more foreign jurisdictions, could adversely affect our business, financial condition, results of operations, or liquidity; and
•geopolitical risk, where unexpected changes in global, regional, or local political or social conditions could adversely affect our foreign operations.

TOC—Financial Statements
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
We compete by selling value-added products, technologies and services. Increased levels and numbers of competitors, globally or regionally, could negatively impact our results of operations. Economic conditions around the world can have a direct impact on our revenues. A global or regional economic downturn or market uncertainty could reduce the demand for our products, technologies and services, which could negatively impact our results of operations. Since many of our customers are refiners, our fluid catalytic cracking (FCC) and hydroprocessing catalyst (HPC) businesses are highly dependent on the economics of the petroleum refining industry. Demand for our FCC and HPC products is affected by refinery throughput, the type and quality of refinery feedstocks, and the demand for transportation fuels and other refinery products, such as propylene. Also, disruptions in the financial markets could have an adverse effect on our ability to finance our operations and growth plans, and could negatively impact our suppliers and customers in similar manners.
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

TOC—Financial Statements
A substantial portion of our raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.
We attempt to manage exposure to price volatility of major commodities through:
•long-term supply contracts;
•contracts with customers that permit adjustments for changes in prices of commodity-based materials and energy;
•forward buying programs that layer in our expected requirements systematically over time; and
•limited use of financial instruments.
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
As of December 31, 2020, we had approximately 4,000 global employees. Approximately 700 of our approximately 2,200 U.S. employees are unionized at 5 manufacturing sites, and approximately 1,400 of our employees outside the U.S. are represented by works councils and unions. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that have co-determination rights on any changes in conditions of employment, including certain salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.

TOC—Financial Statements
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
We intend to continue to pursue opportunities to buy other businesses or technologies that could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve a number of risks, including:
•the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;
•possible adverse effects on our operating results during the integration process;
•failure of the acquired business to achieve expected financial, operational, and other objectives;
•possible assumption of unexpected liabilities; and
•inability to obtain indemnification from other parties to transactions.
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
Evolving energy consumption patterns; investor sentiment regarding fossil fuels and related matters; and risks related to climate change, may negatively affect our business, financial condition, and results of operations, and our stock price.
We are engaged in the production and sale of specialty chemicals and specialty materials used in petrochemical, refining, and other chemical manufacturing applications. These industries are facing challenges from ESG concerns of investors; the economic impacts of climate change developments; and regulation of GHGs, such as carbon dioxide, methane, and nitrous oxide, among others. In addition, the increasing availability of electric vehicles offers an alternative that could lead to reduced demand for liquid transportation fuels. Resulting reductions in refining and related activities could have a negative effect on our revenues and business.
Recently, there have been intensifying efforts directed at various members of the investment community to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As we provide products and services to energy companies, should these efforts be successful or expanded, there may be a negative impact on our revenues and business, and our stock price.
Potential effects of climate change include increased frequency, severity, and impact of weather-related events. Multiple Grace facilities globally are located in areas that may be at risk from hurricanes and other weather-related events that could cause production interruptions. Key suppliers and associated distribution routes for raw materials and finished goods are similarly at risk of interruptions from severe weather events. Multiple customers are likewise located in areas that could be impacted by extreme weather events. These circumstances present business continuity and related risks.

TOC—Financial Statements
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
A failure of our information technology (“IT”) infrastructure could adversely impact our business and operations.
We increasingly rely upon the capacity, reliability and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Additionally, a large number of our employees are working remotely as a result of restrictions imposed to control the spread of the COVID-19 virus. If we experience a problem with the functioning of an important IT system, the resulting disruptions could have an adverse effect on our business. Our IT systems affect virtually every aspect of our business, including supply chain, manufacturing, logistics, finance and communications. We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Any IT system failure, natural disaster, accident, or intentional breach could result in disruptions to our operations.
Our ability to operate our businesses and our financial condition could be significantly undermined by cybersecurity breaches.
Our IT systems are subject to cyberattack and other similar disruptions. Breaches by hackers, the introduction of computer viruses, ransomware, and other cybersecurity incidents affecting our IT systems could result in disruptions to our operations. Also, such incidents could include theft of our trade secrets and other intellectual property, as well as confidential customer, employee and business information, which could be used by unauthorized parties and publicly disclosed. This could negatively affect our relationships with customers and our ability to compete effectively, and could ultimately harm our reputation, business, financial condition and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by cybersecurity breaches in the future.

TOC—Financial Statements
Risks Related to Legacy Matters
We are subject to liabilities for Legacy Matters, which include (i) product, (ii) environmental, and (iii) other liabilities, relating to past activities of Grace.
In addition to the legacy product and legacy environmental liabilities discussed below in these Risk Factors, we are subject to other liabilities relating to past activities of Grace. Beginning in 1971, as part of implementing a wet milling process at the Libby, Montana, vermiculite mine, we constructed a dam at the mine property that now prevents vermiculite ore tailings from moving into nearby creeks and rivers. Ongoing operation of the dam is regulated by the Montana Department of Natural Resources and Conservation (“DNRC”). In April 2019, the DNRC renewed the permit necessary for operation of the dam. We are legally obligated to operate the dam and construct a new spillway in accordance with the latest permit conditions.
Construction of the new dam spillway at the former mine site is a key element of our overall remediation strategy. The project includes both an upper spillway and a lower spillway that are being managed as two separate projects with different engineering design and construction timelines. In 2019, we contracted a third-party engineering and consulting firm to develop an initial range of cost estimates for the total project. Based on this work, we recorded a liability of $68.0 million in 2019 for the estimated costs of the project. These costs were preliminary and subject to change as new information becomes available, including defining the final scope of the projects through the contract bidding process. During the three months ended September 30, 2020, we completed a review of contractor bids for the replacement of the upper spillway and increased our cost estimate for this portion of the project by $27.0 million, bringing the estimate for the total project to $95.0 million. Regarding the lower spillway, final engineering will be completed and submitted to the state of Montana for design approval in 2021, after which we will seek contract bids for this portion of the project. We believe it is reasonably possible that the ultimate costs of the two spillway projects could range between $80 million and $120 million. As we receive new information, our estimated liability may change materially. Construction will begin in 2021 and is expected to take three to four years.
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
We purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos. We are engaged with the U.S. Environmental Protection Agency (or the “EPA”) and other federal, state and local governmental agencies in a remedial investigation and feasibility study (or the “RI/FS”) of the Libby mine and the surrounding area, known as Operable Unit 3 (or “OU3”). The RI/FS will study the areas within OU3 requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. As part of the RI/FS process, we contracted an engineering and consulting firm to develop a range of possible remedial alternatives and associated cost estimates for OU3. Based on this work, we recorded a pre-tax charge of $70.0 million during the three months ended September 30, 2018, for the estimated costs of remediation of OU3. We believe that this amount should provide for a protective remedy meeting the statutory requirements of the Comprehensive Environmental Response, Compensation, and Liability Act.
The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. We are working closely with the EPA, and the ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (or “ROD”) that is currently expected to be issued by the EPA no earlier than 2024. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. We will reevaluate our estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Technical memoranda expected prior to the issuance of the ROD may provide insight into the likely remedial alternatives ultimately selected, allowing us to update our cost of remediation estimate. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed our current estimate

TOC—Financial Statements
by material amounts. The amounts set forth above do not include possible liability for natural resources damage. Based on ecological studies conducted by the EPA, we do not believe that natural resources damage has occurred. However, if a party were to be successful in asserting a natural resources damage claim, liability related to such obligation could be material.
We have cooperated with the EPA in investigating and remediating a number of formerly owned or operated sites that processed Libby vermiculite into finished products. We have recorded a liability for remaining expected response costs, including costs for EPA oversight and potential future site remediation, where a review has indicated that liability is probable and the cost is estimable. The EPA may commence additional investigations in the future at other sites that processed Libby vermiculite. Liability for unaccrued additional investigation and remediation costs is probable but not yet estimable, and could be material.
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
Under the Joint Plan, all pending and future asbestos-related personal injury claims are channeled for resolution to a personal injury trust (the “PI Trust”). We have satisfied all of our financial obligations to the PI Trust. We have contingent financial obligations remaining to the PD Trust. With respect to ZAI PD Claims, the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. We are also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on February 3, 2019, with each such payment due only if the assets of the PD Trust fall below $10 million during the preceding year. As of December 31, 2020, the PD Trust has paid out approximately $38 million in ZAI PD Claims and expenses, leaving a balance of approximately $18 million, including the benefit of realized investment gains.
Due to the limited claims history, the unique nature of this product, and the uncertainty of future claims patterns, an actuarial analysis was completed to estimate the range of possible future payments. The analysis was conducted by a third-party actuarial firm directed by us and using historical claims data provided by the ZAI trustee. Certain key assumptions employed in the analysis were (1) projections of the future number of filed claims, assuming a percentage increase in claims during earlier years and annual decreases in later years; (2) application of historical percentages of claims closed with indemnity payment compared to total closed claims, applied on a regional basis; and (3) application of the average claim payout, which reflects the average indemnity cost per claim closing with payment. As a result of the analysis and taking into account the relative uncertainty of future claims activity, we determined that contingent funding obligations beyond 2025 are not reasonably estimable. We estimate that the reasonable range of payments over the period of 2021 to 2025 is expected to be between $16 million and $24 million and project that the first payment could be due as early as 2022. In the 2019 fourth quarter, we recorded a $24.0 million liability related to probable future obligations to fund the PD Trust for ZAI PD Claims. Our maximum financial obligation over the next 18 years is $80 million, and no single year’s payment can exceed $8 million.

TOC—Financial Statements
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
We have a substantial amount of debt. As of December 31, 2020, we had $1,063.6 million of unsecured indebtedness outstanding and $926.8 million of secured indebtedness outstanding. Our indebtedness may have material effects on our business, including to:
•require us to dedicate a substantial portion of our cash flow to principal and interest payments, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development, distributions to shareholders (which fall within the discretion of our Board of Directors taking into account financial, liquidity and other considerations), share repurchase programs and other purposes;
•restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•increase our vulnerability to adverse economic, credit and industry conditions, including recessions;
•make it more difficult for us to satisfy our other obligations;
•place us at a competitive disadvantage compared to our competitors that have relatively less debt; and
•limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other purposes.
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
The agreements governing our indebtedness contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:
•incur certain liens;
•enter into sale and leaseback transactions; and
•consolidate, merge or sell all or substantially all of our assets or the assets of our guarantors.
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

TOC—Financial Statements
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
As of December 31, 2020, approximately $268.9 million of our borrowings were at variable interest rates and expose us to interest rate risk, excluding $586.5 million hedged by cross-currency swaps effective in November 2018, and $100.0 million hedged by interest rate swaps effective in April 2018. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. An increase of 100 basis points in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $2.7 million, assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2020, remains the same.
The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.
We currently have term loan borrowings, a revolving credit facility and financial derivatives that rely on the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. All of these financial instruments use a three-month U.S. dollar LIBOR for their benchmark rate. The Intercontinental Exchange (“ICE”) Benchmark Administration (“IBA”) announced that it intends to cease publication of three-month U.S. dollar LIBOR on June 30, 2023. No consensus exists as to what rate or rates will become accepted alternatives to LIBOR at this time, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee (“ARRC”), a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents the best practice for replacement of the U.S. dollar LIBOR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities.
Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are uncertainties regarding a transition from LIBOR. These uncertainties include, but are not limited to, the need to amend all contracts with LIBOR as the referenced rate and the impact on our cost of variable rate debt, including the use of certain financial derivatives. Based on guidance issued by the IBA and other regulatory bodies, we do not expect to issue any contracts that reference U.S. dollar LIBOR after 2021. We will need to consider new contracts issued before the end of 2021 to determine if they should reference an alternative benchmark rate and/or include suggested fallback language, as published by the ARRC. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods; however, they could result in a change in the cost of our variable rate debt or derivative financial instruments, which may be detrimental to our financial position or operating results.
We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2020, were approximately $1,001 million, or approximately 90% of the measured pension projected benefit obligation on a U.S. GAAP basis. In addition, any changes in the discount rate, as well as actual returns on plan assets, could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

TOC—Financial Statements
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
Our ability to utilize tax attributes including tax credits, future tax deductions, and net operating losses (“NOLs”), is dependent on our ability to generate sufficient taxable income and foreign source income for U.S. tax purposes. Under U.S. income tax law, federal tax credits may be carried forward for 10 years, and research and development tax credits may be carried forward for 20 years. State NOL carryforwards are generally available for deduction against future taxable income for up to 20 years, subject to state-specific regulations. Also, our ability to realize the benefits of these tax credits and/or NOLs and their value may be adversely affected by changes in tax laws and regulations. In addition, our ability to utilize U.S. federal tax credits as well as U.S. federal and state NOLs may be limited in the event of future changes in the ownership of outstanding Company common stock.
Our business and stock price could be negatively impacted as a result of actions by activist shareholders or others.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board of Directors and management team are committed to acting in the best interests of all of our shareholders. Activist shareholders may from time to time engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes or acquire control of Grace. Recently, we received a revised proposal from a shareholder to acquire Grace. Our Board of Directors responded that we are willing to discuss a sale of Grace in the context of our ongoing review of strategic alternatives and that any transaction would need to be at a price level that reflects the full value of Grace for its shareholders.

Actions of activist shareholders could affect our business because responding to such actions can be costly and time-consuming and disruptive to our operations, and may divert the attention of our Board of Directors, management and employees. Moreover, such actions may create perceived uncertainties among current and potential customers, suppliers, employees and other constituencies as to our future direction, which could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified directors, personnel, and business partners. In addition, actual or perceived actions of activist shareholders may cause significant fluctuations in our stock price that do not necessarily reflect the underlying fundamentals and value of our business.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We operate manufacturing plants and other facilities (including offices, warehouses, labs and other service facilities) throughout the world. Some of these plants and facilities are shared by our reportable segments. We consider our operating properties generally to be in good operating condition and suitable for their current use. We believe that the productive capacity of our plants and other facilities, supplemented by tolling arrangements, is

TOC—Financial Statements
generally adequate for current operations. The table below summarizes our manufacturing plants by reportable segment and region as of December 31, 2020:

	Number of Facilities(1)
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Catalysts Technologies	10	3	1	—	14
Owned	8	1	1	—	10
Leased	2	2	—	—	4
Materials Technologies	4	2	1	1	8
Owned	3	1	1	1	6
Leased	1	1	—	—	2
___________________________________________________________________________________________________________________
(1)Shared facilities are counted in both reportable segments. The total number of facilities included in the above table, without regard to sharing between reportable segments, is 19, of which we own 13 and lease 6.
Generally, we own the machinery and equipment at our manufacturing plants. We also own the land on which most of our largest manufacturing plants are situated; however, certain manufacturing plants are located on leased land, normally long-term. We own our Corporate Headquarters in Columbia, Maryland. We also lease and operate a shared services facility in Manila, Philippines.
The table below sets forth our manufacturing plants by reportable segment.

Catalysts Technologies	Materials Technologies
Aiken, South Carolina	Dueren, Germany*
Baton Rouge, Louisiana*	East Chicago, Indiana*
Chattanooga, Tennessee	Hesperia, California
Chicago, Illinois	Kuantan, Malaysia
Lake Charles, Louisiana	Sorocaba, Brazil
Norco, Louisiana*
Pasadena, Texas
Stenungsund, Sweden*	Shared
Tarragona, Spain*	Albany, Oregon
Valleyfield, Quebec, Canada	Curtis Bay, Maryland
Yeosu, South Korea	Worms, Germany
___________________________________________________________________________________________________________________
*Denotes leased site.
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

TOC—Financial Statements
ENVIRONMENTAL INVESTIGATIONS AND CLAIMS
Disclosures provided in this Report in Item 1 (Business) under the caption “Environment, Health, Safety, and Security Matters” and Item 8 (Financial Statements and Supplementary Data) under Note 10 (Commitments and Contingent Liabilities, under the caption “Legacy Environmental Liabilities”) to the Consolidated Financial Statements, are incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Report.

TOC—Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of Grace as of February 15, 2021, is included as an unnumbered Item in Part I of this report in lieu of being included in the Grace Proxy Statement relating to the 2021 Annual Meeting of Shareholders. Our executive officers are elected annually.

Name and Age	Office	First Elected
Hudson La Force (56)	President and Chief Executive Officer Director	November 8, 2018 November 2, 2017
William C. Dockman (61)	Senior Vice President and Chief Financial Officer	May 8, 2019
Elizabeth C. Brown (57)	Senior Vice President and Chief Human Resources Officer	January 21, 2015
Keith N. Cole (62)	Senior Vice President, Public Affairs and Environment, Health, Safety, and Chief Sustainability Officer	February 10, 2014
Cherée H. Johnson (45)	Senior Vice President, General Counsel and Secretary	January 11, 2021
Mr. La Force, Ms. Brown, and Mr. Cole have been actively engaged in Grace’s business as executive officers for the past five years. Mr. La Force is Grace’s Principal Executive Officer.
Mr. Dockman joined Grace in 1999. From 2012 until he became an executive officer, Mr. Dockman was Grace’s Vice President—Finance, Controller and Chief Accounting Officer. Mr. Dockman is Grace’s Principal Financial Officer and its Principal Accounting Officer.
Ms. Johnson joined Grace in 2021. From 2015 until Ms. Johnson became an executive officer of Grace, she was Deputy General Counsel and Assistant Corporate Secretary with McCormick & Company, Incorporated.

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
DIVIDENDS ON COMPANY COMMON STOCK
On February 8, 2021, we announced that our Board of Directors had approved an increase to the annual cash dividend rate, from $1.20 to $1.32 per share of Company common stock. We expect to continue growing our dividend as part of our disciplined capital allocation strategy.
Although our credit agreement and indentures (as described in Item 8 (Financial Statements and Supplementary Data) under Note 5 (Debt) to the Consolidated Financial Statements and filed as an exhibit to this Report) contain certain restrictions on the payment of dividends on, and redemptions of, equity interests and other restricted payments, we believe that such restrictions do not currently materially limit our ability to pay dividends. Any determination to pay cash dividends in the future may be affected by business and market conditions, our views on potential future capital requirements, the restrictions noted above and those that may be imposed by applicable law, covenants contained in any agreements we may enter into in the future and changes in federal income tax law.
SHARE REPURCHASES
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. Repurchases under the programs may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing, or in such other manner as determined by management. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. We temporarily suspended our share repurchase program in early March 2020 in light of the COVID-19 pandemic. We expect to resume our share repurchase program in 2021.
During the three months ended December 31, 2020, there were no repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” as reflected in the following table:

	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
10/1/2020 - 10/31/2020	—	—	—	235.0
11/1/2020 - 11/30/2020	—	—	—	235.0
12/1/2020 - 12/31/2020	—	—	—	235.0
Total	—	—	—

TOC—Financial Statements
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
The line graph and table below compare the cumulative total shareholder return on Company common stock with the cumulative total return of companies on the Standard & Poor’s (“S&P”) 500 Stock Index, the S&P Composite 1500 Specialty Chemicals Index and S&P 1500 Diversified Chemicals Index. This graph and table assume the investment of $100 in Company common stock on December 31, 2015. Cash dividends paid in 2016 through 2020 are assumed reinvested for the graph and table below.

Comparison of 5-Year Cumulative Total Return as of December 31, 2020
Assumes Initial Investment of $100 on December 31, 2015

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
W. R. Grace & Co.
S&P 500 Index
S&P 1500 Specialty Chemicals
S&P 1500 Diversified Chemicals

	2015	2016	2017	2018	2019	2020
W. R. Grace & Co.(1)	$100	$85	$89	$84	$92	$74
S&P 500 Index	100	112	136	130	171	203
S&P 1500 Specialty Chemicals	100	112	140	132	156	181
S&P 1500 Diversified Chemicals	100	115	150	114	101	136
___________________________________________________________________________________________________________________
(1)W. R. Grace & Co. stock value at December 31, 2015, reflects the adjusted post-Separation market value.

TOC—Financial Statements
Item 6.    SELECTED FINANCIAL DATA

(In millions, except per share amounts and shareholders)	2020	2019	2018	2017	2016
Statement of Operations
Net sales	$1,729.8	$1,958.1	$1,932.1	$1,716.5	$1,598.6
Income (loss) from continuing operations(1)(2)	(1.7)	126.7	166.8	10.4	107.0
Financial Position
Total assets	3,765.5	3,932.6	3,565.3	2,907.0	2,911.8
Debt payable after one year	1,975.1	1,957.3	1,961.0	1,523.8	1,507.6
Shareholders’ equity	234.5	402.2	337.0	263.3	372.4
Data Per Common Share
Income (loss) from continuing operations—basic	$(0.03)	$1.89	$2.49	$0.16	$1.53
Income (loss) from continuing operations—diluted	(0.03)	1.89	2.49	0.16	1.52
Dividends declared	1.20	1.08	0.96	0.84	0.51
Other Statistics
Common shareholders of record	3,423	3,749	4,369	4,646	4,895
___________________________________________________________________________________________________________________
(1)Adjustments related to our legacy liabilities and pension mark-to-market accounting are included in and affect the period-to-period comparability of “income (loss) from continuing operations” and the related data per common share. See Note 18 to the Consolidated Financial Statements for a detail of these items.
(2)For 2017, “Income (loss) from continuing operations” includes a charge of $143.0 million related to the estimated impacts of the U.S. Tax Cuts and Jobs Act of 2017.

TOC—Financial Statements
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See “Analysis of Operations” for a discussion of our non-GAAP performance measures. Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund.
Results of Operations
2020 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2020, compared with the prior year.
•Net sales decreased 11.7% to $1,729.8 million.
•Net loss attributable to Grace shareholders was $1.8 million.
•Adjusted EBIT1 decreased 34.0% to $312.2 million.
•Diluted loss per share was $0.03 per diluted share.
•Adjusted EPS1 decreased 39.7% to $2.64 per diluted share.
1 Non-GAAP performance measures further discussed below.
Summary Description of Business
We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two reportable segments, Grace Catalysts Technologies and Grace Materials Technologies. See Item 1 (Business—Business Overview) of this Report for a summary description of our business.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the years ended December 31, 2020, 2019, and 2018. Please refer to this Analysis of Operations when reviewing this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the table we present financial information in accordance with U.S. GAAP, as well as the non-GAAP financial information described below. We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability, and provides clarity on the information our management uses to evaluate the performance of our businesses. In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.
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

TOC—Financial Statements
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

TOC—Financial Statements
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

Analysis of Operations (In millions, except per share amounts)	Year Ended December 31,
	2020	2019	% Change	2018	% Change
Net sales:
Catalysts Technologies	$1,271.4	$1,496.7	(15.1)%	$1,463.5	2.3%
Materials Technologies	458.4	461.4	(0.7)%	468.6	(1.5)%
Total Grace net sales	$1,729.8	$1,958.1	(11.7)%	$1,932.1	1.3%
Net sales by region:
North America	$508.4	$597.8	(15.0)%	$581.7	2.8%
Europe Middle East Africa	721.0	791.6	(8.9)%	752.2	5.2%
Asia Pacific	413.5	475.4	(13.0)%	481.5	(1.3)%
Latin America	86.9	93.3	(6.9)%	116.7	(20.1)%
Total net sales by region	$1,729.8	$1,958.1	(11.7)%	$1,932.1	1.3%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$309.6	$466.4	(33.6)%	$440.9	5.8%
Materials Technologies segment operating income	85.0	97.8	(13.1)%	105.6	(7.4)%
Corporate costs	(68.0)	(72.7)	6.5%	(73.5)	1.1%
Certain pension costs(B)(C)	(14.4)	(18.4)	21.7%	(15.9)	(15.7)%
Adjusted EBIT	312.2	473.1	(34.0)%	457.1	3.5%
Pension MTM adjustment and other related costs, net(B)(C)	(94.6)	(85.9)		15.2
Loss on early extinguishment of debt	(39.4)	—		(4.8)
Costs related to legacy matters	(39.4)	(103.5)		(82.3)
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	(36.9)	(13.7)		(46.4)
Inventory write-offs and disposal costs(D)	(20.7)	(3.6)		—
Third-party acquisition-related costs	(5.2)	(3.6)		(7.3)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.7)	0.1		(0.4)
Benefit plan adjustment	—	(5.0)		—
Amortization of acquired inventory fair value adjustment	—	—		(6.9)
Interest expense, net	(74.9)	(74.8)	(0.1)%	(78.5)	4.7%
(Provision for) benefit from income taxes	(2.2)	(56.8)	96.1%	(78.1)	27.3%
Net income (loss) attributable to W. R. Grace & Co. shareholders	$(1.8)	$126.3	(101.4)%	$167.6	(24.6)%
Diluted EPS	$(0.03)	$1.89	(101.6)%	$2.49	(24.1)%
Adjusted EPS	$2.64	$4.38	(39.7)%	$4.14	5.8%

TOC—Financial Statements

Analysis of Operations (In millions)	Year Ended December 31,
	2020	2019	% Change	2018	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	39.2%	42.8%	(3.6) pts	41.7%	1.1 pts
Materials Technologies	33.6%	36.5%	(2.9) pts	37.8%	(1.3) pts
Adjusted Gross Margin	37.7%	41.4%	(3.7) pts	40.7%	0.7 pts
Inventory write-offs(D)	(1.2)%	(0.2)%	(1.0) pts	—%	(0.2) pts
Pension in cost of goods sold	(0.9)%	(0.7)%	(0.2) pts	(0.7)%	— pts
Amortization of acquired inventory fair value adjustment	—%	—%	— pts	(0.3)%	0.3 pts
Total Grace	35.6%	40.5%	(4.9) pts	39.7%	0.8 pts
Adjusted EBIT:
Catalysts Technologies	$309.6	$466.4	(33.6)%	$440.9	5.8%
Materials Technologies	85.0	97.8	(13.1)%	105.6	(7.4)%
Corporate, pension, and other	(82.4)	(91.1)	9.5%	(89.4)	(1.9)%
Total Grace	$312.2	$473.1	(34.0)%	$457.1	3.5%
Depreciation and amortization:
Catalysts Technologies depreciation and amortization	$85.3	$81.9	4.2%	$81.7	0.2%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	3.3	0.5	NM	0.5	—%
Catalysts Technologies	88.6	82.4	7.5%	82.2	0.2%
Materials Technologies	15.0	14.2	5.6%	15.5	(8.4)%
Corporate	4.7	4.2	11.9%	3.6	16.7%
Adjusted Depreciation and Amortization	108.3	100.8	7.4%	101.3	(0.5)%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	(3.3)	(0.5)	NM	(0.5)	—%
Total Grace	$105.0	$100.3	4.7%	$100.8	(0.5)%
Adjusted EBITDA:
Catalysts Technologies	$398.2	$548.8	(27.4)%	$523.1	4.9%
Materials Technologies	100.0	112.0	(10.7)%	121.1	(7.5)%
Corporate, pension, and other	(77.7)	(86.9)	10.6%	(85.8)	(1.3)%
Total Grace	$420.5	$573.9	(26.7)%	$558.4	2.8%
Adjusted EBIT margin:
Catalysts Technologies	24.4%	31.2%	(6.8) pts	30.1%	1.1 pts
Materials Technologies	18.5%	21.2%	(2.7) pts	22.5%	(1.3) pts
Total Grace	18.0%	24.2%	(6.2) pts	23.7%	0.5 pts
Net income margin	(0.1)%	6.5%	(6.6) pts	8.7%	(2.2) pts
Adjusted EBITDA margin:
Catalysts Technologies	31.3%	36.7%	(5.4) pts	35.7%	1.0 pts
Materials Technologies	21.8%	24.3%	(2.5) pts	25.8%	(1.5) pts
Total Grace	24.3%	29.3%	(5.0) pts	28.9%	0.4 pts

TOC—Financial Statements

Analysis of Operations (In millions)	Year Ended December 31,
	2020	2019	2018
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Net Income	$(1.8)	$126.3	$167.6
Adjusted EBIT	312.2	473.1	457.1
Reconciliation to Adjusted Invested Capital:
Total equity	234.5	402.2	337.0
Debt	1,990.4	1,980.4	1,983.3
Underfunded and unfunded defined benefit pension plans	649.0	519.8	433.1
Liabilities related to legacy matters	224.1	206.7	126.9
Cash, cash equivalents, and restricted cash	(306.2)	(282.9)	(201.0)
Net income tax assets	(555.3)	(501.6)	(517.3)
Other items	13.7	19.7	21.6
Adjusted Invested Capital	$2,250.2	$2,344.3	$2,183.6

GAAP Return on Equity	(0.8)%	31.4%	49.7%
Adjusted EBIT ROIC	13.9%	20.2%	20.9%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.
NM—Not Meaningful
(A)Grace’s segment operating income includes only Grace’s share of income of consolidated and unconsolidated joint ventures.
(B)Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. Catalysts Technologies and Materials Technologies segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs including annual mark-to-market (MTM) adjustments and actuarial gains and losses are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of Grace’s businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and actuarial gains and losses relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of Grace’s businesses.
(C)“Defined benefit pension expense” as measured under U.S. GAAP includes actuarial gains and losses and actual returns on assets. Adjusted EBIT includes expected returns on assets but excludes both actuarial gains and losses and actual returns on assets. The table below presents expected and actual returns on plan assets for U.S. and non-U.S. plans for the years ended December 31, 2020, 2019, and 2018.

	2020		2019		2018
(In millions)	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actual return on plan assets	$115.7	$2.3	$154.6	$4.1	$(41.9)	$(1.7)
Actual return on plan assets	13.00%	9.02%	18.90%	20.00%	(3.51)%	(8.01)%
Expected return on plan assets	$48.3	$1.0	$48.2	$0.9	$57.2	$1.0
Expected return on plan assets	5.25%	4.17%	5.75%	4.43%	5.25%	4.69%
(D)Inventory write-off in 2020 related to the changes in hydroprocessing catalysts manufacturing operations. Inventory      write-off in 2019 related to the idling of Grace’s methanol-to-olefins manufacturing facility.

TOC—Financial Statements
Grace Overview
Following is an overview of our financial performance for the years ended December 31, 2020, 2019, and 2018.
Impact of COVID-19 Pandemic and Recession
The COVID-19 pandemic has led to significantly lower transportation fuel demand and a reduction in refining activity, which has negatively affected demand for our refining catalysts. Demand for manufactured products, including polyolefin resins and products made with our specialty silicas, has also declined and negatively affected demand for our polyolefin catalysts and specialty silicas.
While COVID-19 had a significant negative impact on our financial results for 2020, we are well positioned to meet the operational and financial challenges caused by the pandemic until the economy recovers. Our first priority is the health and safety of our employees. We have fully implemented our pandemic response plan, including significant new safety protocols throughout our operations. We are also focused on business continuity to ensure we continue delivering value to all of our customers. Our workforce remains safe and healthy, and we have experienced no business continuity issues in our global operations or supply chain. Approximately 45% of our global workforce shifted to working remotely beginning in March 2020.
We took decisive actions to mitigate the economic effects of the pandemic to ensure we generated strong cash flow in 2020, including lowering capital spending, improving working capital to generate cash flow, reducing operating costs, and aligning production volumes to match near-term demand.
Understanding near-term demand in our operating segments is critically important to effectively managing our operations, working capital, and costs. We are triangulating customer information, economic and industry data, inventory levels, and our own experience to plan our operations. For 2021:
•Specialty catalysts demand is expected to continue to improve through the year on strong consumer demand and continued strength of our UNIPOL® Polypropylene Process Technology licensing business;
•Materials Technologies demand is expected to grow year over year on continued strength of pharma/consumer and coatings, as well as further recovery in chemical process demand; and
•FCC catalysts demand is expected to improve sequentially throughout the year and approach pre-pandemic levels by the end of the year. Transportation fuel demand and refinery utilization still remain below normal levels for the industry, and the effects of the pandemic are expected to continue to be a headwind until demand more fully recovers.
The above does not assume a double dip recession or a resurgence in the pandemic. See Item 1A. (Risk Factors) in Part I of this Report for more information on the risks we face related to the COVID-19 pandemic. With respect to the above information regarding our expectations for 2021 and other statements regarding future events, see “Forward-Looking Statements,” above.
Impact of Hurricane Laura
During the third quarter, Hurricane Laura caused severe and widespread damage to Lake Charles, Louisiana, and surrounding communities, including catastrophic damage to the regional power grid. To ensure continuity of supply for our customers, our Lake Charles refining catalysts manufacturing facility established a temporary on-site 20MW power generation capability. During the power outage, customer demand was met from inventory in Lake Charles and by shifting FCC and hydroprocessing catalysts production to other manufacturing facilities, which increased our operating costs. This created no significant impact to our customers. While this is an insured event, the total costs do not exceed our deductible.
Event-related costs were approximately $19 million. The costs, included in Catalysts Technologies segment operating income, were primarily related to on-site power generation, incremental operations and logistics costs to supply customers during the outage, temporary housing and employee assistance, and property damage and clean-up.

TOC—Financial Statements
Discrete Items Impacting 2019
Four discrete items (the “Discrete Items”) impacted 2019 full-year results:
•Refining Technologies: an FCC catalysts customer’s bankruptcy following a fire resulting in the closure of its refinery;
•Specialty Catalysts: a customer-specific inventory correction in the second half of 2019;
•Specialty Catalysts: customer-specific temporary reductions in operating rates and catalyst usage due to reduced feedstock supply following an attack in the Middle East; and
•Materials Technologies: an equipment failure in one of our silicas manufacturing lines (operations fully restored by mid-July).
These Discrete Items reduced 2019 full-year net sales by approximately $36 million. These Discrete Items also reduced pretax income and Adjusted EBIT by approximately $36 million. The earnings effect included lost margin on lower sales, the costs of adjusting our manufacturing operations in response to lower demand, costs incurred to serve customers and minimize any impact to their operations, and costs related to the FCC catalysts customer bankruptcy. These effects were partially mitigated by an approximately $12 million benefit from cost-reduction activities in response to these events and $8 million of business interruption proceeds from the FCC catalyst customer event, resulting in a net reduction to 2019 pretax income of approximately $16 million. We received insurance recoveries of an additional $16.3 million in the first half of 2020 under our business interruption insurance policy. This claim has been fully resolved.
Net Sales and Gross Margin
Sales for 2020 decreased 11.7% overall and on constant currency compared with the prior year. The decrease was driven by lower sales volumes resulting primarily from the COVID-19 pandemic, partially offset by improved pricing in both segments. Lower sales volumes in Catalysts Technologies were primarily due to lower demand for global transportation fuels and refinery operating rates driven by the COVID-19 pandemic and recession and a generally weaker manufacturing environment during the 2020 first quarter. In Materials Technologies, growth in pharma/consumer end markets was offset by weakness in chemical process end markets.
Gross margin decreased 490 basis points to 35.6% from 40.5% for the prior year. Adjusted Gross Margin decreased 370 basis points to 37.7% from 41.4% for the prior year. The decreases were primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by improved product mix and cost mitigation actions. Strong sequential improvement in the second half of the year was primarily driven by higher production rates.
Sales for 2019 increased 1.3% overall compared with the prior year, up 3.0% on constant currency. The increase was driven by improved pricing in both segments and all regions. Higher sales volumes in Catalysts Technologies were driven by Specialty Catalyst growth in EMEA and Asia Pacific and the 2018 second quarter

TOC—Financial Statements
polyolefin catalysts acquisition, partially offset by the Discrete Items. Sales volume in Materials Technologies were up driven by growth in the Americas, partially offset by a decline in Asia Pacific and EMEA.
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

	2020 as a Percentage Increase (Decrease) from 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	(15.5)%	0.3%	0.1%	(15.1)%
Materials Technologies	(0.6)%	0.3%	(0.4)%	(0.7)%
Net sales	(12.0)%	0.3%	—%	(11.7)%
By Region:
North America	(15.1)%	0.1%	—%	(15.0)%
Europe Middle East Africa	(10.7)%	1.3%	0.5%	(8.9)%
Asia Pacific	(12.4)%	(0.6)%	—%	(13.0)%
Latin America	(1.6)%	(1.1)%	(4.2)%	(6.9)%

	2019 as a Percentage Increase (Decrease) from 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
Catalysts Technologies	0.9%	2.5%	(1.1)%	2.3%
Materials Technologies	0.3%	1.9%	(3.7)%	(1.5)%
Net sales	0.6%	2.4%	(1.7)%	1.3%
By Region:
North America	0.2%	2.6%	—%	2.8%
Europe Middle East Africa	6.0%	3.0%	(3.8)%	5.2%
Asia Pacific	(1.8)%	0.7%	(0.2)%	(1.3)%
Latin America	(20.7)%	4.4%	(3.8)%	(20.1)%
Grace Net Income
Net income (loss) attributable to Grace was $(1.8) million for 2020 compared with $126.3 million for the prior year. The decrease was primarily due to lower gross profit including the write-off of obsolete inventory, a loss on early extinguishment of debt, and a write-off of previously capitalized plant engineering and site costs, partially offset by a lower provision for income taxes including the benefit from income tax attributes and lower operating

TOC—Financial Statements
expenses in 2020. The prior year included higher costs related to legacy matters, including higher charges related to the Libby, Montana, dam spillway replacement project (see below) and a charge related to probable future payments with respect to our former ZAI product.
During the 2020 third quarter, we completed a review of contractor bids for the replacement of the upper portion of the dam spillway at the former Libby, Montana, mine site and increased our cost estimate for the total project by $27.0 million, to $95.0 million. The prior-year period included charges of $45.0 million related to these projects. The 2019 fourth quarter included additional charges of $23.0 million related to these projects. See Note 10 to the Consolidated Financial Statements for further discussion.
During the 2020 second quarter, we implemented changes to our Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies as well as support global growth.
Hydroprocessing Catalysts Manufacturing Operations: In connection with our ongoing operating excellence initiatives, we have accelerated the implementation of the Grace Manufacturing System at our three hydroprocessing catalyst manufacturing sites, including optimization of plant processes and key organizational changes. Over time, these changes are expected to benefit operating margins in our ART joint venture. Any margin benefits will be recognized through our equity earnings in the joint venture.
As a result of these changes, we recorded a pre-tax charge of $19.7 million in the 2020 second quarter, which is reflected in cost of goods sold, related to a write-off of inventory now deemed obsolete based on the process changes. The cash costs to dispose of this inventory are approximately $1 million.
Middle East FCC Catalysts Plant: In agreement with our local joint venture partner, we have discontinued the previously announced project to build a full-scale FCC catalysts plant in the Middle East. The decision reflects the rapid advance of FCC catalysts technology and the value of maintaining flexibility in our global manufacturing operations to ensure we can supply the dynamic needs of our customers in a cost- and capital-efficient way. We will continue to invest in our existing manufacturing network to support new technology development and provide the flexibility required to produce advanced catalyst and additive platforms.
In the 2020 second quarter, we recorded a pre-tax charge of $19.7 million to write off engineering and site costs. The expected cash costs to implement this change are approximately $1 million.
Net income attributable to Grace was $126.3 million for 2019 compared with $167.6 million for the prior year. The decrease was primarily due to a loss recorded for the annual pension mark-to-market adjustment and higher costs related to legacy matters, including charges of $68.0 million for the estimated costs of construction of a new dam spillway at our former vermiculite mine site and $24.0 million related to probable future payments with respect to our former ZAI product (see Note 10 to the Consolidated Financial Statements), partially offset by lower restructuring and repositioning expenses, higher operating income from our Catalysts Technologies segment, and a lower provision for income taxes.

TOC—Financial Statements
Adjusted EBIT
Adjusted EBIT was $312.2 million for 2020, a decrease of 34.0% compared with the prior year primarily due to lower sales and gross profit, an approximately $19 million impact from hurricane-related costs and lower income from our ART joint venture, partially offset by lower operating expenses.
Adjusted EBIT was $473.1 million for 2019, an increase of 3.5% compared with the prior year primarily due to higher sales and gross profit including the 2019 first quarter benefit of the polyolefin catalysts acquisition, partially offset by the net impact of the Discrete Items, lower income from our ART joint venture, and unfavorable currency transaction effects.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	2020
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share				$(0.03)
Pension MTM adjustment and other related costs, net	$94.6	$22.6	$72.0	1.09
Loss on early extinguishment of debt	39.4	9.5	29.9	0.45
Costs related to legacy matters	39.4	9.5	29.9	0.45
Restructuring and repositioning expenses	36.9	8.7	28.2	0.43
Inventory write-offs and disposal costs	20.7	5.0	15.7	0.24
Third-party acquisition-related costs	5.2	1.3	3.9	0.06
Discrete tax items		3.1	(3.1)	(0.05)
Adjusted EPS				$2.64

TOC—Financial Statements

	2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share				$1.89
Costs related to legacy matters	$103.5	$25.2	$78.3	1.17
Pension MTM adjustment and other related costs, net	85.9	24.0	61.9	0.93
Restructuring and repositioning expenses	13.7	3.0	10.7	0.16
Benefit plan adjustment	5.0	1.1	3.9	0.06
Inventory write-offs and disposal costs	3.6	—	3.6	0.05
Third-party acquisition-related costs	3.6	0.9	2.7	0.04
Income tax expense related to historical tax attributes(1)		(8.6)	8.6	0.13
Discrete tax items		3.6	(3.6)	(0.05)
Adjusted EPS				$4.38
___________________________________________________________________________________________________________________
(1)Our historical tax attribute carryforwards (net operating losses and tax credits) unfavorably affected our tax expense with respect to certain provisions of the Tax Cuts and Jobs Act (“TCJA”). To normalize the effective tax rate, an adjustment was made to eliminate the tax expense impact associated with the historical tax attributes.

	2018
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share				$2.49
Costs related to legacy matters	$82.3	$17.7	$64.6	0.96
Restructuring and repositioning expenses	46.4	10.0	36.4	0.54
Pension MTM adjustment and certain pension related costs	(15.2)	(3.4)	(11.8)	(0.18)
Third-party acquisition-related costs	7.3	1.6	5.7	0.08
Amortization of acquired inventory fair value adjustment	6.9	1.5	5.4	0.08
Loss on early extinguishment of debt	4.8	1.0	$3.8	0.06
Income tax expense related to historical tax attributes(1)		(25.6)	25.6	0.38
Provisional charge related to the U.S. Tax Cuts and Jobs Act of 2017		17.1	(17.1)	(0.25)
Discrete tax items		1.4	(1.4)	(0.02)
Adjusted EPS				$4.14
___________________________________________________________________________________________________________________
(1)Our historical tax attribute carryforwards (net operating losses and tax credits) unfavorably affected our tax expense with respect to certain provisions of the TCJA. To normalize the effective tax rate, an adjustment was made to eliminate the tax expense impact associated with the historical tax attributes.
Return on Equity and Adjusted EBIT Return On Invested Capital
Return on equity for 2020 was (0.8)% on a trailing four quarters basis, compared with 31.4% and 49.7% for 2019 and 2018, respectively, on the same basis. The declines were due to lower net income in 2020 and 2019.

TOC—Financial Statements
Adjusted EBIT Return on Invested Capital for 2020 was 13.9% on a trailing four quarters basis, compared with 20.2% and 20.9% for 2019 and 2018, respectively, on the same basis. The decline from 2019 to 2020 is due to lower Adjusted EBIT. The decline from 2019 to 2018 is primarily due to increased growth capital investments that had not yet been placed into service. These assets were placed in service beginning in mid-2020 and will support volume growth over the next few years. We expect Adjusted EBIT Return on Invested Capital to improve as we recover from the pandemic.
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
Segment Overview—Grace Catalysts Technologies
Following is an overview of the financial performance of Catalysts Technologies for the years ended December 31, 2020, 2019, and 2018.
Net Sales—Grace Catalysts Technologies
Sales were down 15.1% in 2020, or down 15.2% on constant currency, compared with the prior year. The decrease on a constant currency basis was due to lower sales volumes, partially offset by improved pricing. Specialty Catalysts sales decreased 11.9%, primarily due to lower market demand and customer catalyst inventory corrections in response to the COVID-19 pandemic as well as order timing in our chemical catalysts business. In 2020 we signed seven new UNIPOL® polypropylene process technology licenses totaling approximately 2,800 kilotons of annual resin capacity, which will continue to drive long-term catalysts and donor sales. Refining Technologies sales decreased 17.9% due to the effects of the pandemic on global transportation fuels demand and refinery operating rates.
Gross profit was $497.9 million for 2020, a decrease of 22.4% compared with the prior year. Gross margin was 39.2% compared with 42.8% for the prior year, primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by a 110 basis point benefit from lower raw materials and energy costs, improved pricing, and cost reduction actions to align manufacturing costs with demand levels.
Sales were up 2.3% in 2019, or up 3.4% on constant currency, compared with the prior year. The increase on a constant currency basis was due to improved pricing in all regions and higher sales volumes, partially offset by lower sales volumes from the Discrete Items. The improved pricing in both Refining Technologies and Specialty Catalysts was driven by our focused value-selling efforts. For the trailing 12 months ending December 31, 2019, FCC pricing was up over 200 basis points. Higher sales volumes in Catalysts Technologies were driven by Specialty Catalysts growth in EMEA and Asia Pacific and the 2018 second quarter polyolefin catalysts acquisition, partially offset by lower sales volumes from the Discrete Items. In 2019, we signed six new UNIPOL® Polypropylene Process Technology licenses totaling approximately 2,500 kilotons of annual resin capacity, which

TOC—Financial Statements
will continue to drive long-term catalysts and donor sales. Unfavorable currency translation affected both product groups as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period.
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
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies
Segment operating income was $309.6 million for 2020, a decrease of 33.6% compared with the prior year, primarily due to lower sales and gross profit, hurricane-related costs of approximately $19 million, and lower income from our ART joint venture. The ART joint venture contributed $13.5 million to operating income, a decrease of $14.3 million from the prior-year period. Segment operating margin for 2020 decreased to 24.4%, a decline of 680 basis points compared with the prior year.
Segment operating income was $466.4 million for 2019, an increase of 5.8% compared with the prior year, primarily due to higher sales and gross profit, and business interruption insurance recoveries, partially offset by lower income from our ART joint venture, higher operating expenses including from the polyolefin catalysts acquisition, unfavorable effects of currency exchange rates, and higher amortization. The ART joint venture contributed $27.8 million to operating income, a decrease of $4.0 million from the prior-year period primarily due to an increase in expenses charged to the joint venture by the partners. Segment operating margin for 2019 increased to 31.2%, an improvement of 110 basis points compared with the prior year.
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

TOC—Financial Statements
Segment Overview—Grace Materials Technologies
Following is an overview of the financial performance of Materials Technologies for the years ended December 31, 2020, 2019, and 2018.
Net Sales—Grace Materials Technologies
Sales were down 0.7% in 2020, or down 0.3% on constant currency, compared with the prior year. The decrease on a constant currency basis was due to lower sales volumes, partially offset by improved pricing. Strength in pharma/consumer end markets was offset by weakness across chemical process end-markets. Coatings sales decreased slightly for the year, with demand rebounding in the second half of the year after pandemic-related weakness in the first half.
Gross profit was $154.0 million for 2020, a decrease of 8.7% compared with the prior year. Gross margin was 33.6% compared with 36.5% for the prior year. The decrease in gross margin was primarily driven by under-absorbed fixed costs resulting from lower production volumes and inventory reductions, partially offset by favorable mix, a 90 basis point benefit from lower raw materials and energy costs, and cost reduction actions to align manufacturing costs with demand levels.
Sales were down 1.5% in 2019, or up 2.2% on constant currency, compared with the prior year. The increase on a constant currency basis was due to improved pricing and higher sales volumes, partially offset by lower sales volumes from one of the Discrete Items. Pricing improved across all regions, driven by EMEA and the Americas. The increase in sales volumes was primarily driven by higher pharma/consumer sales in all regions, partially offset by lower coatings sales in Asia, EMEA, and North America. The pricing improvement and increased sales volumes were more than offset by unfavorable currency translation as the U.S. dollar strengthened, primarily against the euro, compared with the prior-year period. Our Materials Technologies business segment is particularly sensitive to changes in the euro.
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

TOC—Financial Statements
Segment Operating Income (SOI) and Margin—Grace Materials Technologies
Segment operating income was $85.0 million for 2020, a decrease of 13.1% compared with the prior year, primarily due to lower gross profit, partially offset by lower operating expenses. Segment operating margin for 2020 decreased to 18.5%, a decline of 270 basis points compared with the prior year.
Segment operating income was $97.8 million for 2019, a decrease of 7.4% compared with the prior year, primarily due to lower gross profit and higher operating expenses, including the effects of one of the Discrete Items. Segment operating margin for 2019 decreased to 21.2%, a decline of 130 basis points compared with the prior year.
Corporate Costs
Corporate costs include functional and other costs such as professional fees, incentive compensation, and insurance premiums. Corporate costs for 2020 decreased 6.5% compared with the prior year, primarily due to lower functional and incentive compensation expenses.
Corporate costs for 2019 decreased 1.1% compared with the prior year, primarily due to lower incentive compensation expenses, partially offset by higher employee-related costs.
Restructuring and Repositioning Expenses
Restructuring expenses for the years ended December 31, 2020, 2019, and 2018, were $1.9 million, $2.6 million, and $14.0 million, respectively. Expenses incurred in 2020 primarily related to changes in estimated contractual costs in connection with a 2018 plant exit. Expenses incurred in 2019 primarily related to severance costs pertaining to the idling of our methanol-to-olefins manufacturing facility and were substantially paid in 2019. Restructuring expenses incurred in 2018 primarily related to the closure of two smaller manufacturing plants, the activities from which have been moved to larger, more cost-effective plants as part of our strategy to capture synergies from our recent catalysts acquisitions. Substantially all costs related to the restructuring programs are

TOC—Financial Statements
expected to be paid by June 30, 2023, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning expenses for the years ended December 31, 2020, 2019, and 2018, were $35.0 million, $11.1 million, and $32.4 million, respectively. Expenses incurred in 2020 included a $19.7 million charge to write off engineering and site costs as a result of the decision not to build a full-scale catalysts plant in the Middle East (see “Grace Overview” above). Repositioning expenses in 2020 also included $7.2 million in costs related to our review of strategic alternatives.
In 2020, 2019, and 2018, we incurred expenses related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position. Expenses in 2018 also included $11.7 million of severance and stock compensation costs related to employee separations, and write-offs of $8.5 million of previously capitalized plant engineering costs as a result of terminating an expansion project no longer necessary due to the polyolefin catalysts acquisition (see Note 20 to the Consolidated Financial Statements). Excluding asset write-offs and stock compensation costs, substantially all of these costs have been or are expected to be settled in cash.
The following table presents the major components of restructuring and repositioning expenses for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(In millions)	2020	2019	2018
Write-off of engineering costs	$19.7	$—	$8.5
Costs related to review of strategic alternatives	7.2	—	—
Third-party costs of manufacturing and business transformation programs	5.4	7.4	13.7
Employee severance and accelerated stock compensation	4.4	5.8	12.3
Costs related to plant closures	1.8	—	13.4
Other	(1.6)	0.5	(1.5)
Total restructuring and repositioning expenses	$36.9	$13.7	$46.4
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
Certain pension costs were $14.4 million, $18.4 million and $15.9 million for 2020, 2019 and 2018, respectively. The decrease from 2019 to 2020 was primarily due to lower interest cost partially offset by higher service cost due to a decrease in discount rates. The increase from 2018 to 2019 was primarily due to a decrease in expected return on assets, partially offset by a decrease in service cost and interest cost due to an increase in discount rates.
Pension mark-to-market adjustment and other related costs, net were $94.6 million, $85.9 million and $(15.2) million for 2020, 2019 and 2018, respectively. These costs are reported in “other (income) expense, net” in our Consolidated Financial Statements. The 2020 mark-to-market pension expense of $94.6 million was primarily due to the decrease in discount rates used to value the projected benefit obligations of our plans from year-end 2019 to year-end 2020, partially offset by higher than expected return on assets. The 2019 mark-to-market pension expense of $85.9 million was primarily due to the decrease in discount rates used to value the projected benefit obligations of our plans from year-end 2018 to year-end 2019, partially offset by higher than expected return on assets. The 2018 mark-to-market pension income of $15.2 million was primarily due to the increase in discount

TOC—Financial Statements
rates used to value the projected benefit obligations of our plans from year-end 2017 to year-end 2018, partially offset by lower than expected return on assets.
Interest and Financing Expenses
Net interest and financing expenses were $74.9 million for 2020, flat compared with 2019 as the effect of a lower interest rate on our term loan was offset by higher interest from the higher outstanding balances of senior notes and lower capitalized interest. Interest and financing expenses were $74.8 million for 2019, a 4.7% decrease compared with 2018, primarily due to higher capitalized interest in 2019 related primarily to the growth capital investments.
Income Taxes
Income tax expense (benefit) for 2020, 2019 and 2018 was $2.2 million, $56.8 million and $78.1 million, respectively, on income before income taxes of $0.5 million, $183.5 million and $244.9 million in 2020, 2019 and 2018, respectively.
The provision for income taxes in 2020 was lower than in 2019 primarily due to lower pre-tax income in 2020 compared with 2019 and the benefit recorded in 2020 from the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion (“HTE”) election for tax years 2018 through 2020. The benefit was partially offset by a valuation allowance recorded against the U.S. federal tax credits.
The provision for income taxes in 2019 was lower than in 2018 primarily due to lower taxable income in foreign jurisdictions where the statutory tax rates are higher than the statutory rates of the U.S., and a deduction against the GILTI inclusion under Internal Revenue Code (“IRC”) Section 250 that was not available in 2018 due to U.S. federal net operating loss (“NOL”) carryforwards.
See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2020.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the payment of dividends and the repurchase of shares.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. During 2020 we repurchased 673,807 shares of Company common stock for $40.4 million before temporarily suspending our share repurchase program in early March in light of the COVID-19 pandemic. We expect to resume our share repurchase program in 2021 while continuing to prioritize reinvestment and reducing our temporarily higher net leverage. As of December 31, 2020, $235.0 million remained under the current authorization.
We paid cash dividends of $80.1 million during 2020. On February 4, 2020, we announced that our Board of Directors had approved an increase in the annual dividend rate, from $1.08 to $1.20 per share of Company common stock, effective with the dividend paid on March 17, 2020. On February 8, 2021, we announced that our Board of Directors had approved a further increase to $1.32 per share of Company common stock, effective with the dividend to be paid on March 23, 2021.
Although the duration and severity of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that are difficult to accurately predict at this time, we believe that the cash we expect to generate during 2021 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations, growth strategy, expected share repurchase program and expected dividend payments, and to meet our debt, pension, and legacy and other obligations.

TOC—Financial Statements
On June 26, 2020, we issued $750 million aggregate principal amount of 4.875% Notes due in 2027. On July 13, 2020, we used the net proceeds, together with cash on hand, to redeem the $700.0 million Senior Notes due 2021. See Note 5 to the Consolidated Financial Statements for additional information.
Cash Resources and Available Credit Facilities
At December 31, 2020, we had available liquidity of $736.5 million, consisting of $304.5 million in cash and cash equivalents ($142.7 million in the U.S.), $391.8 million available under our revolving credit facility, and $40.2 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of December 31, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$12.1	$12.1	April 3, 2023
Singapore	18.0	8.2	April 3, 2023
Malaysia	7.0	5.3	April 3, 2023
Other countries	15.3	14.6	various, as well as open-ended
Total	$52.4	$40.2
Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by (used for) operating activities from continuing operations	$349.6	$392.1	$342.0
Net cash provided by (used for) investing activities from continuing operations	(175.8)	(210.1)	(618.5)
Net cash provided by (used for) financing activities from continuing operations	(157.9)	(99.4)	316.5
Effect of currency exchange rate changes on cash and cash equivalents	7.4	(0.7)	(2.5)
Net increase (decrease) in cash and cash equivalents	23.3	81.9	37.5
Cash and cash equivalents, beginning of period	282.9	201.0	163.5
Cash and cash equivalents, end of period	$306.2	$282.9	$201.0
Net cash provided by operating activities in 2020 was $349.6 million compared with $392.1 million in the prior year. The year-over-year change in cash flow is primarily due to lower net income partially offset by improved net working capital performance and $20.0 million in dividends received from our ART joint venture.
Net cash provided by operating activities in 2019 was $392.1 million compared with $342.0 million in the prior year. The year-over-year change in cash flow is primarily due to higher gross profit in 2019 and the $50.0 million accelerated contribution to the U.S. defined benefit pension plans in 2018, partially offset by lower advance payments from customers compared with 2018.
Net cash used for investing activities in 2020 was $175.8 million compared with $210.1 million in 2019 and $618.5 million in 2018. Net cash used for investing activities primarily includes the net cash paid for capital expenditures and businesses acquired. Capital expenditures were lower in 2020 as we reduced our capital spending in response to lower demand caused by the COVID-19 pandemic. In 2019, we acquired the business and assets of Rive Technology, Inc. for $22.8 million, with an additional $2.0 million holdback paid in the 2020 third quarter. In 2018, we completed the purchase of the polyolefin catalysts business of Albemarle Corporation for $418.0 million. Our capital expenditures include investments in new capacity, improved productivity, information technology, and maintenance of our manufacturing and office facilities. We expect to invest

TOC—Financial Statements
approximately $150 million to $160 million in capital expenditures in 2021 and have entered into commitments related to a portion of those expenditures. We expect to fund our capital expenditures from net cash provided by operating activities.
Net cash used for financing activities in 2020 was $157.9 million compared with $99.4 million in 2019. The increased use of cash in 2020 was primarily due to higher repayments of debt, cash paid for repurchases of common stock, and payments of dividends to shareholders in 2020 compared with 2019, together with higher proceeds from the exercise of stock options in 2019.
Net cash used for financing activities in 2019 was $99.4 million compared with cash provided of $316.5 million in 2018. In 2019, higher payments of dividends to shareholders were offset by higher proceeds from the exercise of stock options, while in 2018 we entered into the 2018 Credit Agreement and used a portion of the borrowings to repay in full the borrowings outstanding under our 2014 credit agreement.
Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2020, was $1,990.4 million. Set forth below are our contractual obligations as of December 31, 2020:

	Payments Due by Period
(In millions)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Debt	$1,990.4	$15.3	$27.9	$1,199.6	$747.6
Expected interest payments on debt(1)	402.3	78.8	155.4	114.6	53.5
Operating lease obligations	46.6	11.8	13.9	5.6	15.3
Operating commitments(2)	127.6	111.5	14.2	1.9	—
Pension funding requirements per ERISA(3)	7.4	0.5	1.1	5.8	—
Funding requirements for non-U.S. retirement plans(4)	52.7	10.2	20.6	21.9	—
Total Contractual Obligations	$2,627.0	$228.1	$233.1	$1,349.4	$816.4
___________________________________________________________________________________________________________________
(1)Amounts are based on current interest rates as of December 31, 2020, for principal debt outstanding as of December 31, 2020. Actual interest payments may vary based on any interest rate swaps in effect.
(2)Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs.
(3)Based on the U.S. qualified pension plans’ status as of December 31, 2020, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments have not yet been determined.
(4)Based on the non-U.S. retirement plans’ status as of December 31, 2020, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
The table above does not include liabilities related to legacy matters discussed in Note 10 to the Consolidated Financial Statements, which are recorded in the Consolidated Balance Sheets. Certain of these liabilities are expected to require cash disbursements over the course of the next five years, but the amount per period depends on a number of variables, as disclosed, while other estimated balances relate to matters for which the settlement period is unknown.
See Note 10 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 8 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Retirement Plans.
Defined Contribution Retirement Plans
We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Our costs related to this benefit

TOC—Financial Statements
plan were $14.3 million, $13.9 million and $12.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, participate in an enhanced defined contribution plan instead of a defined benefit pension plan. We contribute 4% of an individual employee’s salary or wages to this plan. Our cost related to this enhanced defined contribution plan was $3.5 million, $2.9 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. We expect these amounts to increase in the future as more employees participate in this plan.
The following table presents cash payments related to our defined contribution plans.

(In millions)	2020	2019	2018
U.S. defined contribution plan	$14.3	$13.9	$12.6
U.S. enhanced defined contribution plan	3.5	2.9	1.7
Total cash payments	$17.8	$16.8	$14.3
Defined Benefit Pension Plans
We sponsor defined benefit pension plans for our employees in the U.S., Canada, Germany, and a number of other countries, and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The assets of the advance-funded plans are held in trusts. Our most significant advance-funded plans cover current and former salaried employees in the U.S. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.
In the 2021 first quarter, Grace announced to employees that the U.S. salaried plan would be frozen effective January 1, 2025. As a result, we expect to record mark-to-market income and a curtailment gain totaling approximately $40 million in the 2021 first quarter.
The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded Pension Plans(1)		Underfunded Pension Plans(1)		Unfunded Pension Plans(2)
(In millions)	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$36.5	$35.6	$1,109.8	$1,022.8	$536.4	$448.5
Fair value of plan assets	47.9	44.1	981.5	936.7	—	—
Funded status (PBO basis)	$11.4	$8.5	$(128.3)	$(86.1)	$(536.4)	$(448.5)
___________________________________________________________________________________________________________________
(1)Plans intended to be advance-funded.
(2)Plans intended to be pay-as-you-go.
We have both fully-funded and underfunded pension plans. Our fully-funded plans have assets in excess of projected benefit obligation (“PBO”) of $11.4 million at December 31, 2020. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $128.3 million as of December 31, 2020. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO for these plans of $536.4 million at December 31, 2020, is unfunded. The net funded status of all of these plans was $653.3 million as of December 31, 2020, and is presented in the Consolidated Balance Sheets as follows: $11.4 million in “other assets,” $15.7 million in “other current liabilities,” $520.7 million in “unfunded defined benefit pension plans,” and $128.3 million in “underfunded defined benefit pension plans.”
At the December 31, 2020, measurement date for the U.S. advance-funded plans, the PBO was $1,112.8 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 2.41% weighted average discount rate as of December 31, 2020) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the U.S. advance-funded plans, approximately 79% are retired or former employees or employees of our former businesses, which shortens the duration of the PBO. Assets available to fund the PBO for the U.S. advance-funded plans at December 31, 2020, were $1,000.7 million, or $112.1 million less than the measured obligation.

TOC—Financial Statements
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

(In millions)	2020	2019	2018
U.S. advance-funded plans	$0.5	$0.1	$50.0
U.S. pay-as-you-go plans	7.9	6.6	6.9
Non-U.S. advance-funded plans	1.3	1.5	1.9
Non-U.S. pay-as-you-go plans	7.5	7.6	7.7
Total Cash Contributions	$17.2	$15.8	$66.5
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $8.8 million related to these plans in 2020.
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
Contingent Liabilities
We have recorded a liability for the resolution of contingencies related to asbestos property damage, environmental remediation, and litigation. We record a liability if we have determined that a loss is probable and we are able to reasonably estimate the amount of the loss or have another reasonable basis for recording a liability. We have determined that each of the contingencies identified below involves an accounting judgment that is material to our Consolidated Financial Statements.
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
We have satisfied all of our financial obligations to the PI Trust. We have contingent financial obligations remaining to the PD Trust. With respect to ZAI PD Claims, the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. We are also obligated to make up to 10 contingent

TOC—Financial Statements
deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on the fifth anniversary of the Effective Date, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. For additional discussion of this contingent liability, see Note 10 to the Consolidated Financial Statements, under the heading “Legacy Product Liabilities,” which disclosure is incorporated herein by reference.
Environmental Remediation
We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we outsource all or a portion of the remediation to third parties, and at others we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See disclosure in this Report in Item 1 (Business—Environment, Health, Safety, and Security Matters) and in Note 10 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.
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
For additional discussion of our liabilities related to environmental matters, see Note 10 to the Consolidated Financial Statements, under the heading “Legacy Environmental Liabilities—Vermiculite-Related Matters,” which disclosure is incorporated herein by reference.
Other Legacy Liabilities
Beginning in 1971, as part of implementing a wet milling process at the Libby, Montana, vermiculite mine, we constructed a dam at the mine property that now prevents vermiculite ore tailings from moving into nearby creeks and rivers. Ongoing operation of the dam is regulated by the Montana Department of Natural Resources and Conservation (“DNRC”). In April 2019, the DNRC renewed the permit necessary for operation of the dam. We are legally obligated to operate the dam and construct a new spillway in accordance with the latest permit conditions. We have recorded a liability for the construction of the new spillway based on a current assessment of the project requirements. For additional discussion related to this liability, see Note 10 to the Consolidated Financial Statements, under the heading “Other Legacy Liabilities,” which disclosure is incorporated herein by reference.
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

TOC—Financial Statements
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
We performed a qualitative analysis as of October 31, 2020, and concluded that the estimated fair value of all of our reporting units substantially exceeded their carrying values.
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
Our method of accounting for actuarial gains and losses relating to our global defined benefit pension plans is referred to as “mark-to-market accounting.” Under mark-to-market accounting, our pension costs consist of two elements: (1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and (2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Should a significant event occur, our pension obligation and plan assets are remeasured at an interim period, and the gains or losses on remeasurement are recognized in that period.
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
We selected the expected return on plan assets for the U.S. qualified pension plans for 2020 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average

TOC—Financial Statements
return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The following table reflects the sensitivity of 2021 pre-tax expense (excluding the effects of the annual mark-to-market adjustment) and our year-end PBO to a change in the discount rate and expected rate of return on plan assets assumptions for the U.S. pension plans:

Change in Assumption (In millions)	Effect on 2021 Pre-Tax Pension Expense	Effect on December 31, 2020 PBO
25 basis point decrease in discount rate	$(1)	$39
25 basis point increase in discount rate	1	(37)
25 basis point decrease in expected return on plan assets	2	—
25 basis point increase in expected return on plan assets	(2)	—
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
Our net deferred income tax assets (see Note 7 to the Consolidated Financial Statements) as of December 31, 2020, include U.S. deferred income tax assets representing tax credit and NOL carryforwards of $309.2 million and $10.2 million, respectively, and state and foreign NOL carryforwards of $45.4 million and $9.6 million. We have established valuation allowances in the amount of $38.7 million, consisting primarily of $11.5 million for U.S. tax credit carryforwards as well as state NOL carryforwards of $13.9 million and foreign deferred tax assets of $13.2 million (primarily related to foreign operating loss carryforwards).
The U.S. tax credit carryforwards arose primarily as a result of the payment of intercompany dividends from our foreign affiliates, from the mandatory repatriation under the TCJA, and from research and development credits. The state NOLs arose primarily as a result of the amounts paid as a result of our bankruptcy proceedings.
In order to fully utilize our U.S. federal tax credits before they expire from 2021 to 2040, we will need to generate income of approximately $1.6 billion. We will need to generate approximately $3.1 billion for state income tax purposes during the respective realization periods (ranging from 2021 to 2036) in order to fully realize the state NOLs.
Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on the usage of NOLs and foreign tax credit carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

TOC—Financial Statements
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
Currency Exchange Rate Risk
We operate and/or sell to customers in over 60 countries and in over 30 currencies; therefore, our results of operations are exposed to changes in currency exchange rates. We seek to minimize exposure to these changes by matching revenue streams with expenditures in the same currencies, but it is not always possible to do so. Further, where revenue streams exceed expenditures in a given currency, we seek opportunities to invoice our customers in U.S. dollars or peg the revenue stream to the U.S. dollar at the time of the sale. From time to time, we use financial instruments such as currency forward contracts, swaps, options, or combinations thereof to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. Significant uses of derivatives to mitigate the effects of changes in currency exchange rates are as follows.
In May 2016, Grace entered into a fixed-to-fixed cross-currency swap maturing in October 2021 to hedge its net investment in non-U.S. subsidiaries. On every April 1 and October 1, Grace will swap interest payments. Grace will pay euro fixed at the annual rate of 3.426% on €170.0 million and receive U.S. dollars fixed at the annual rate of 5.125% on $190.3 million. The agreement requires an exchange of the notional amounts at maturity. The following table presents the aggregate future cash flows for the cross-currency swaps for the next year as of December 31, 2020.

(In millions)	2021
Payable—interest and principal in euro	€174.4
Receivable—interest and principal in U.S. dollars	$197.6
The following table presents the fair value of the cross-currency swaps and their location in the Consolidated Balance Sheets.

(In millions)	December 31, 2020
Other current liabilities	$(16.9)
In April 2018, in connection with the Credit Agreement (see Note 5), Grace entered into new cross-currency swaps beginning on April 3, 2018, and maturing on March 31, 2023, to synthetically convert $600.0 million of U.S. dollar-denominated floating rate debt into €490.1 million of euro-denominated debt fixed at 2.0231%. These cross-currency swaps were de-designated and terminated on November 5, 2018, and replaced with new, at-market cross-currency swaps beginning on November 5, 2018, and maturing on March 31, 2023, to synthetically convert $600.0 million of U.S. dollar-denominated floating rate debt into €525.9 million of euro-denominated debt fixed at 1.785%. The agreements require partial exchanges of the notional amounts each quarter and the remaining amounts at maturity. The following table presents the aggregate future cash flows of the cross-currency swaps for each of the next three years as of December 31, 2020.

(In millions)	2021	2022	2023
Payable—interest and principal in euro	€14.5	€14.4	€505.9
Receivable—interest and principal in U.S. dollars	$17.9	$17.7	$577.4

TOC—Financial Statements
The following table presents the fair values of the derivative contracts and their location in the Consolidated Balance Sheets.

(In millions)	December 31, 2020
Other current liabilities	$(0.2)
Other liabilities	(50.8)
Net fair value	$(51.0)
There were no significant currency forward exchange agreements outstanding at December 31, 2020.
Interest Rate Risk
As of December 31, 2020, approximately $268.9 million of our borrowings were at variable interest rates and expose us to interest rate risk, excluding $586.5 million hedged by cross-currency swaps effective in November 2018, and $100.0 million hedged by interest rate swaps effective in April 2018. As a result, we have been and will continue to be subject to the fluctuations in interest rates in respect of our floating-rate debt. A 100 basis point increase in the interest rates payable on our variable rate debt outstanding as of December 31, 2020, would increase our annual interest expense by $2.7 million.
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
Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace’s internal control over financial reporting as of December 31, 2020. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace’s internal control over financial reporting is effective as of December 31, 2020. Grace’s independent registered public accounting firm that audited our financial statements included in Item 8 has also audited the effectiveness of Grace’s internal control over financial reporting as of December 31, 2020, as stated in their report, which appears on the following page.
Report On Disclosure Controls And Procedures—As of December 31, 2020, we and our management carried out an evaluation of the effectiveness of the design and operation of Grace’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, we concluded that Grace’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace’s periodic filings and submissions under the Exchange Act is accumulated and communicated to us and our management to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

/s/ HUDSON LA FORCE	/s/ WILLIAM C. DOCKMAN
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)	William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 25, 2021

TOC—Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of W. R. Grace & Co.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of W. R. Grace & Co. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

TOC—Financial Statements
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Environmental Liability for the Libby Mine and Surrounding Area
As described in Note 10 to the consolidated financial statements, the Company is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the surrounding area, known as Operable Unit 3 (“OU3”). The RI/FS will study the areas within OU3 requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures. As part of the RI/FS process, management contracted an engineering and consulting firm to develop a range of possible remedial alternatives and associated cost estimates for OU3. The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. The ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is currently expected to be issued by the EPA no earlier than 2024. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed management’s current estimate by material amounts. The Company’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at December 31, 2020 totaled $71.2 million.
The principal considerations for our determination that performing procedures relating to the environmental liability for the Libby mine and surrounding area is a critical audit matter are (i) the significant judgment by management when developing the environmental liability for the Libby mine and the surrounding area, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s estimated remedial alternatives and the related estimated costs of such remedial alternatives, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of the environmental liability for the Libby mine and surrounding area, including controls over the on-going monitoring of information that may impact the remedial alternatives and the associated costs. These procedures also included, among others, assessing the completeness, accuracy and relevance of the information used by management, and evaluating the remedial alternatives selected by management and the associated costs. Professionals with specialized skill and knowledge were used to assist in assessing the information used by management, and evaluating the remedial alternatives selected by management and the associated costs.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 25, 2021
We have served as the Company’s auditor since 1906.

TOC—Financial Statements
Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-224767, 333-194171) of W. R. Grace & Co. of our report dated February 25, 2021 relating to the financial statements and financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 25, 2021

TOC—Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Net sales	$1,729.8	$1,958.1	$1,932.1
Cost of goods sold	1,113.3	1,164.4	1,165.4
Gross profit	616.5	793.7	766.7
Selling, general and administrative expenses	282.9	299.0	300.4
Research and development expenses	65.9	64.5	62.7
Costs related to legacy matters	39.4	103.5	82.3
Restructuring and repositioning expenses	36.9	13.7	46.4
Equity in earnings of unconsolidated affiliate	(13.5)	(27.8)	(31.8)
Loss on early extinguishment of debt	39.4	—	4.8
Interest expense and related financing costs	76.0	76.7	80.2
Other (income) expense, net	89.0	80.6	(23.2)
Total costs and expenses	616.0	610.2	521.8
Income (loss) before income taxes	0.5	183.5	244.9
(Provision for) benefit from income taxes	(2.2)	(56.8)	(78.1)
Net income (loss)	(1.7)	126.7	166.8
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	(0.4)	0.8
Net income (loss) attributable to W. R. Grace & Co. shareholders	$(1.8)	$126.3	$167.6
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$(0.03)	$1.89	$2.49
Weighted average number of basic shares	66.3	66.8	67.2
Diluted earnings per share:
Net income (loss)	$(0.03)	$1.89	$2.49
Weighted average number of diluted shares	66.3	66.9	67.3
Dividends per common share	$1.20	$1.08	$0.96

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOC—Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income (loss)	$(1.7)	$126.7	$166.8
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.4)	(0.7)	(0.9)
Currency translation adjustments	(49.9)	16.5	32.4
Gain (loss) from hedging activities	0.8	(4.9)	(5.7)
Total other comprehensive income (loss), net of income taxes	(49.5)	10.9	25.8
Comprehensive income (loss)	(51.2)	137.6	192.6
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.1)	(0.4)	0.8
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(51.3)	$137.2	$193.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOC—Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(1.7)	$126.7	$166.8
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	105.0	100.3	100.8
Equity in earnings of unconsolidated affiliate	(13.5)	(27.8)	(31.8)
Dividends received from unconsolidated affiliate	20.0	—	—
Costs related to legacy product, environmental, and other claims	39.4	103.5	82.3
Cash paid for legacy product, environmental, and other claims	(21.0)	(19.3)	(22.9)
Provision for (benefit from) income taxes	2.2	56.8	78.1
Cash paid for income taxes	(56.0)	(52.8)	(54.0)
Income tax refunds received	9.6	10.5	0.7
Defined benefit pension expense (income)	109.0	104.3	0.7
Cash paid under defined benefit pension arrangements	(17.2)	(15.8)	(66.5)
Stock compensation expense	10.7	14.6	18.6
Loss on early extinguishment of debt	39.4	—	4.8
Loss on disposal of assets	23.2	4.2	13.2
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	59.7	(18.7)	2.5
Inventories	62.0	(30.1)	(26.1)
Accounts payable	(9.3)	28.0	24.2
Deferred revenue	(7.4)	(5.3)	35.6
All other items, net	(4.5)	13.0	15.0
Net cash provided by (used for) operating activities	349.6	392.1	342.0
INVESTING ACTIVITIES
Capital expenditures	(155.5)	(194.1)	(216.3)
Business acquired, net of cash acquired	(2.0)	(22.8)	(418.0)
Other investing activities	(18.3)	6.8	15.8
Net cash provided by (used for) investing activities	(175.8)	(210.1)	(618.5)
FINANCING ACTIVITIES
Borrowings under credit arrangements	15.9	13.0	1,024.0
Repayments under credit arrangements	(49.9)	(24.2)	(587.8)
Proceeds from issuance of notes	750.0	—	—
Repayment of notes	(700.0)	—	—
Cash paid related to early extinguishment of debt	(37.9)	—	—
Cash paid for debt financing costs	(7.9)	—	(11.8)
Cash paid for repurchases of common stock	(40.4)	(29.8)	(80.0)
Proceeds from exercise of stock options	—	19.1	6.7
Dividends paid to shareholders	(80.1)	(72.6)	(64.6)
Cash received from hedge settlement	—	—	33.1
Other financing activities	(7.6)	(4.9)	(3.1)
Net cash provided by (used for) financing activities	(157.9)	(99.4)	316.5
Effect of currency exchange rate changes on cash and cash equivalents	7.4	(0.7)	(2.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23.3	81.9	37.5
Cash, cash equivalents, and restricted cash, beginning of period	282.9	201.0	163.5
Cash, cash equivalents, and restricted cash, end of period	$306.2	$282.9	$201.0

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$74.2	$67.7	$75.2
Capital expenditures included in accounts payable	51.9	49.8	31.0
Expenditures for other investing activities included in accounts payable	0.4	16.2	16.9
Net share settled stock option exercises	—	9.7	8.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOC—Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In millions, except par value and shares)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$304.5	$282.5
Restricted cash and cash equivalents	1.7	0.4
Trade accounts receivable, less allowance of $2.2 (2019—$13.3)	264.1	307.0
Inventories	253.8	309.9
Other current assets	51.2	235.1
Total Current Assets	875.3	1,134.9
Properties and equipment, net of accumulated depreciation and amortization of $1,550.1 (2019—$1,497.0)	1,208.8	1,143.8
Goodwill	562.7	556.9
Technology and other intangible assets, net	320.8	342.8
Deferred income taxes	567.1	517.6
Investment in unconsolidated affiliate	175.5	181.9
Other assets	55.3	54.7
Total Assets	$3,765.5	$3,932.6
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$15.3	$23.1
Accounts payable	262.1	302.3
Other current liabilities	281.9	419.7
Total Current Liabilities	559.3	745.1
Debt payable after one year	1,975.1	1,957.3
Unfunded defined benefit pension plans	520.7	434.6
Underfunded defined benefit pension plans	128.3	85.2
Other liabilities	347.6	308.2
Total Liabilities	3,531.0	3,530.4
Commitments and Contingencies—Note 10
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,190,410 (2019—66,735,913)	0.7	0.7
Paid-in capital	473.2	477.9
Retained earnings	648.8	730.5
Treasury stock, at cost: shares: 11,266,223 (2019—10,720,720)	(920.6)	(892.2)
Accumulated other comprehensive income (loss)	29.3	78.8
Total W. R. Grace & Co. Shareholders’ Equity	231.4	395.7
Noncontrolling interests	3.1	6.5
Total Equity	234.5	402.2
Total Liabilities and Equity	$3,765.5	$3,932.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOC—Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$475.5	$573.1	$(832.1)	$39.9	$6.9	$263.3
Net income (loss)	—	167.6	—	—	(0.8)	166.8
Repurchase of common stock	—	—	(80.0)	—	—	(80.0)
Stock-based compensation	18.6	—	—	—	—	18.6
Exercise of stock options	(4.2)	—	10.6	—	—	6.4
Payments in consideration of employee tax obligations related to stock-based compensation	(2.9)	—	—	—	—	(2.9)
Shares issued	(5.2)	—	6.0	—	—	0.8
Dividends declared	—	(64.3)	—	—	—	(64.3)
Other comprehensive income (loss)	—	—	—	25.8	—	25.8
Effect of adopting ASC 606	—	2.5	—	—	—	2.5
Effect of adopting ASU 2018-02	—	(2.2)	—	2.2	—	—
Balance, December 31, 2018	481.8	676.7	(895.5)	67.9	6.1	337.0
Net income (loss)	—	126.3	—	—	0.4	126.7
Repurchase of common stock	—	—	(29.8)	—	—	(29.8)
Stock-based compensation	14.6	—	—	—	—	14.6
Exercise of stock options	(5.0)	—	24.1	—	—	19.1
Payments in consideration of employee tax obligations related to stock-based compensation	(4.9)	—	—	—	—	(4.9)
Shares issued	(7.9)	—	9.0	—	—	1.1
Dividends declared	—	(72.5)	—	—	—	(72.5)
Other comprehensive income (loss)	—	—	—	10.9	—	10.9
Balance, December 31, 2019	478.6	730.5	(892.2)	78.8	6.5	402.2
Net income (loss)	—	(1.8)	—	—	0.1	(1.7)
Repurchase of common stock	—	—	(40.4)	—	—	(40.4)
Stock-based compensation	10.5	—	—	—	—	10.5
Payments in consideration of employee tax obligations related to stock-based compensation	(4.0)	—	—	—	—	(4.0)
Shares issued	(11.2)	—	12.0	—	—	0.8
Dividends declared	—	(79.9)	—	—	—	(79.9)
Distribution to joint venture partner	—	—	—	—	(3.5)	(3.5)
Other comprehensive income (loss)	—	—	—	(49.5)	—	(49.5)
Balance, December 31, 2020	$473.9	$648.8	$(920.6)	$29.3	$3.1	$234.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOC—Financial Statements

W. R. Grace & Co. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through two reportable segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications; and Grace Materials Technologies, which includes specialty materials, including silica-based and silica-alumina-based materials, used in pharma/consumer, coatings, and chemical process applications.
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
Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:
•The effective tax rate and realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 7);
•Pension and postretirement liabilities, which depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 8);
•Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows (see Note 4 and Note 20); and
•Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation and arbitration; and product, environmental, and other legacy liabilities (see Note 10).
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
Based on the promises made to customers in product sales arrangements, Grace has a performance obligation to manufacture and deliver products to its customers. Grace makes certain other promises in its customer arrangements that are immaterial in the context of the contracts. Revenue is recognized at amounts based on agreed-upon prices in sales contracts and/or purchase orders. Grace offers various incentives to its product sales customers that result in variable consideration, including but not limited to volume discounts, which reward bulk purchases by lowering the price for future purchases, and volume rebates, which encourage customers to purchase volume levels that would reduce their current prices. These incentives are immaterial in the context of the contracts.
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
Technology Licensing
For Grace’s technology licensing business, customer arrangements typically contain multiple deliverables to enable licensees to realize the full benefit of the technology. These deliverables include licensing the technology itself; developing engineering design packages; and providing training, consulting, and technical services. Under these arrangements, the license grant is not a distinct performance obligation, as the licensee only can benefit from the license in conjunction with other integral services such as development of the engineering design package, training, consulting, or technical services provided over the contract period. Therefore, Grace accounts for the license grant and integral services as a single performance obligation. Certain deliverables and services not included in the core bundled deliverables are accounted for as separate performance obligations.
The transaction price is specified in the technology licensing agreements and is substantially fixed. Some services are priced on a per-diem basis, but these are not material in the context of the contracts. Grace invoices its technology licensing customers as certain project milestones are achieved. Payment terms are similar to those of Grace’s product sales.
Revenue for each performance obligation is recognized when control is transferred to the customer, which is typically over a period of time. As a result, Grace generally recognizes revenue for each performance obligation ratably over the period of the contract, which is up to eight years, depending on the scope of the licensee’s project. Based on the timing of payments, Grace records deferred revenue related to these agreements. See Note 17.
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
Stock-Based Compensation    The Company recognizes expenses related to stock-based compensation payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) and share settled performance-based units (“PBUs”) are measured based on the high/low average of the Company’s common stock on the date of grant. Cash-settled RSUs are remeasured at the end of each reporting period based on the closing fair market value of the Company’s common stock. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated by the Black-Scholes option pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

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
Recently Issued Accounting Standards    In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update clarifies and amends existing guidance, including removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740. Grace will adopt this update on January 1, 2021, when it becomes effective.
Recently Adopted Accounting Standards    In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update is intended to ease the potential burden in accounting for and recognizing the effects of reference rate reform. It provides optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. This update became effective on March 12, 2020, and is available for use through December 31, 2022. Grace expects to utilize the practical expedients provided by this update in accounting for contract modifications and/or hedging transactions during the effective period. Grace expects the update to significantly reduce the effects of reference rate reform on the Consolidated Financial Statements.
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2020 and 2019:

	December 31,
(In millions)	2020	2019
Raw materials	$57.0	$64.2
In process	38.2	55.7
Finished products	126.6	154.4
Other	32.0	35.6
	$253.8	$309.9
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
3. Properties and Equipment, and Leases

	December 31,
(In millions)	2020	2019
Land	$26.5	$29.5
Buildings	476.6	438.9
Information technology and equipment	124.1	131.3
Machinery, equipment and other	1,956.0	1,754.5
Projects under construction	175.7	286.6
Properties and equipment, gross	2,758.9	2,640.8
Accumulated depreciation and amortization	(1,550.1)	(1,497.0)
Properties and equipment, net	$1,208.8	$1,143.8
Capitalized interest costs amounted to $7.0 million, $7.5 million, and $3.2 million in 2020, 2019, and 2018, respectively. Depreciation and finance lease amortization expense relating to properties and equipment was $82.9 million, $78.4 million, and $80.9 million in 2020, 2019, and 2018, respectively.
The following table presents Grace’s lease right-of-use assets, net of accumulated amortization, and operating lease liabilities as of December 31, 2020 and 2019.

	December 31,
(in millions)	2020	2019	Balance Sheet Location
Operating lease right of use asset	$35.1	$34.9	Other assets
Operating lease liability—current	10.1	9.3	Other current liabilities
Operating lease liability—noncurrent	25.8	26.2	Other liabilities

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

3. Properties and Equipment, and Leases (Continued)
The following table presents Grace’s costs and cash flow information related to operating leases for the year ended December 31, 2020.

	Year Ended December 31,
(In millions)	2020	2019
Operating lease cost	$13.3	$12.1
Short-term and variable lease cost	21.1	17.9
Total lease cost	$34.4	$30.0

Cash payments related to operating leases	$13.2	$12.0
Right-of-use assets obtained in exchange for new operating lease liabilities	10.8	17.0
Grace’s expense for operating leases was $13.5 million in 2018.
The following table presents the weighted average discount rate and weighted average remaining lease term related to Grace’s operating leases.

December 31, 2020
Weighted average discount rate	6.2%
Weighted average remaining lease term	7.7
The following maturity analysis presents minimum expected operating lease payments at December 31, 2020.

(In millions)
2021	$11.8
2022	8.7
2023	5.2
2024	3.4
2025	2.2
Thereafter	15.3
Total undiscounted lease payments	46.6
Less: imputed interest	10.7
Present value of lease liabilities	$35.9

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

4. Goodwill and Other Intangible Assets
The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the years ended December 31, 2020 and 2019, are as follows:

(In millions)	Catalysts Technologies	Materials Technologies	Total Grace
Balance, December 31, 2018	$496.3	$44.1	$540.4
Goodwill acquired during the year	17.8	—	17.8
Foreign currency translation	(1.0)	(0.3)	(1.3)
Balance, December 31, 2019	513.1	43.8	556.9
Foreign currency translation	4.4	1.4	5.8
Balance, December 31, 2020	$517.5	$45.2	$562.7
Grace’s net book value of other intangible assets at December 31, 2020 and 2019, was $320.8 million and $342.8 million, respectively, detailed as follows:

	December 31, 2020		December 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	$231.6	$74.1	$232.5	$63.6
Customer lists	159.7	30.5	161.2	23.9
Trademarks	31.8	7.0	31.7	5.5
Other	15.7	6.4	16.1	5.7
Total	$438.8	$118.0	$441.5	$98.7
Amortization expense related to intangible assets was $22.1 million, $21.9 million, and $19.9 million in 2020, 2019, and 2018, respectively.
At December 31, 2020, estimated future annual amortization expense for intangible assets is:

(In millions)
2021	$21.8
2022	21.7
2023	21.7
2024	21.7
2025	21.7
Thereafter	212.2
$320.8

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

5. Debt
Components of Debt

	December 31,
(In millions)	2020	2019
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $6.0 at December 31, 2020 (2019—$7.2)	$922.6	$930.9
4.875% senior notes due 2027, net of unamortized debt issuance costs of $10.1 at December 31, 2020	739.9	—
5.625% senior notes due 2024, net of unamortized debt issuance costs of $1.9 at December 31, 2020 (2019—$2.4)	298.1	297.6
5.125% senior notes due 2021, net of unamortized debt issuance costs (2019—$2.7)	—	697.3
Debt payable to unconsolidated affiliate	25.6	47.4
Other borrowings(1)	4.2	7.2
Total debt	1,990.4	$1,980.4
Less debt payable within one year	15.3	$23.1
Debt payable after one year	$1,975.1	$1,957.3
Weighted average interest rates on total debt	3.5%	3.8%
___________________________________________________________________________________________________________________
(1)Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
See Note 6 for a discussion of the fair value of Grace’s debt.
The principal maturities of debt outstanding at December 31, 2020, were as follows:

(In millions)
2021	$15.3
2022	14.2
2023	13.7
2024	311.4
2025	888.2
Thereafter	747.6
Total debt	$1,990.4
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

5. Debt (Continued)
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
Credit Agreement
On April 3, 2018, Grace entered into a Credit Agreement (the “Credit Agreement”), which provides for new senior secured credit facilities, consisting of:
(a)a $950 million term loan due in 2025, with interest at LIBOR +175 basis points, and
(b)a $400 million revolving credit facility due in 2023, with interest at LIBOR +175 basis points.
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

5. Debt (Continued)
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
Grace had no outstanding draws on its revolving credit facility as of December 31, 2020; however, the available credit under the facility was reduced to $391.8 million by outstanding letters of credit.
Senior Notes due 2021 and 2024
On September 16, 2014, Grace–Conn. (the “Issuer”) issued $1,000.0 million of senior unsecured notes (the “Notes”) in two tranches:
(a)$700 million in aggregate principal amount of Notes due 2021 at a coupon rate of 5.125%, and
(b)$300 million in aggregate principal amount of Notes due 2024 at a coupon rate of 5.625%.
The Notes were priced at 100% of par and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, (the “Securities Act”). Interest is payable on the Notes on each April 1 and October 1.
Grace may redeem some or all of the Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 50 basis points, in each case, plus accrued and unpaid interest. In the event of a change in control, Grace will be required to offer to purchase the Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest. On July 13, 2020, Grace redeemed the $700.0 million Senior Notes due 2021.
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

5. Debt (Continued)
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
At December 31, 2020, the carrying amounts, net of unamortized debt issuance costs and discounts (see Note 5), and fair values of Grace’s debt were as follows:

	December 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan	$922.6	$904.1	$930.9	$938.1
4.875% senior notes due 2027	739.9	784.7	—	—
5.625% senior notes due 2024	298.1	322.4	297.6	329.2
5.125% senior notes due 2021	—	—	697.3	727.1
Other borrowings	29.8	29.8	54.6	54.6
Total debt	$1,990.4	$2,041.0	$1,980.4	$2,049.0
At December 31, 2020, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding at December 31, 2020, were $419.2 million.
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
In connection with the Credit Agreement, Grace entered into interest rate swaps beginning on April 3, 2018, and maturing on March 31, 2023, fixing the LIBOR component of the interest on $100.0 million of term debt at 2.775%. The valuation of these interest rate swaps is determined using an income approach, using prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Credit risk is also incorporated into derivative valuations.
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.6	$—	$1.6	$—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Currency derivatives	$17.8	$—	$17.8	$—
Variable-to-fixed cross-currency derivatives	51.0	—	51.0	—
Interest rate derivatives	5.5	—	5.5	—
Total Liabilities	$74.3	$—	$74.3	$—

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
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2020 and 2019:

	Asset Derivatives		Liability Derivatives
December 31, 2020 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$—	Other current liabilities	$17.7
Currency contracts	Other assets	—	Other liabilities	0.1
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Interest rate contracts	Other assets	—	Other liabilities	3.0
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current liabilities	0.2
Variable-to-fixed cross-currency swaps	Other liabilities	—	Other liabilities	50.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.9	Other current assets	—
Currency contracts	Other current liabilities	(0.3)	Other current liabilities	—
Total derivatives		$1.6		$74.3

	Asset Derivatives		Liability Derivatives
December 31, 2019 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$2.1	Other current assets	$(3.1)
Currency contracts	Other assets	4.0	Other liabilities	4.0
Interest rate contracts	Other current assets	—	Other current liabilities	1.0
Interest rate contracts	Other assets	—	Other liabilities	2.4
Variable-to-fixed cross-currency swaps	Other current assets	10.2	Other current liabilities	—
Variable-to-fixed cross-currency swaps	Other liabilities	(6.8)	Other liabilities	—
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.2)
Currency contracts	Other current assets	—	Other current liabilities	0.2
Total derivatives		$9.5		$4.3

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in “other comprehensive income (loss)” (“OCI”) for the years ended December 31, 2020, 2019, and 2018:

Year Ended December 31, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(4.0)	Interest expense	$(1.8)
Currency contracts(1)	1.8	Other expense	2.3
Variable-to-fixed cross-currency swaps	7.2	Interest expense	4.0
Variable-to-fixed cross-currency swaps	(55.4)	Other expense	(55.4)
Total derivatives	$(50.4)		$(50.9)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$4.9
___________________________________________________________________________________________________________________
(1)Amount of gain (loss) recognized in OCI includes $(0.7) million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

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
___________________________________________________________________________________________________________________
(1)Amount of gain (loss) recognized in OCI includes $0.6 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

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
___________________________________________________________________________________________________________________
(1)Amount of gain (loss) recognized in OCI includes $(0.4) million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
The following table presents the total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are reported.

	Year Ended December 31,
	2020		2019		2018
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(76.0)	$(89.0)	$(76.7)	$(80.6)	$(80.2)	$23.2
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(1.8)	$—	$(0.3)	$—	$(0.6)	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	4.0	(55.4)	13.2	12.5	9.7	40.5
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	2.3	—	1.4	—	6.3
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	1.2	—	2.8	—	3.0
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $3.0 million, $3.3 million and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, the notional amount of €170.0 million

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements and Risk (Continued)
of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
Grace has also used foreign currency-denominated debt and deferred intercompany royalties as non-derivative hedging instruments in certain net investment hedges. At December 31, 2020, Grace’s deferred intercompany royalties have been fully amortized and de-designated as a hedging instrument of its net investment in its European subsidiaries. In April 2018, in connection with the Credit Agreement, Grace de-designated and repaid its euro-denominated term loan principal that had been designated as a hedge of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on derivative and non-derivative instruments designated as net investment hedges recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the years ended December 31, 2020, 2019, and 2018. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Year Ended December 31,
(In millions)	2020	2019	2018
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(15.9)	$9.1	$6.0
Non-derivatives in ASC 815 net investment hedging relationships:
Foreign currency denominated debt	$—	$—	$(4.4)
Foreign currency denominated deferred intercompany royalties	—	0.1	0.5
	$—	$0.1	$(3.9)
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes
Provision for Income Taxes    The components of income from continuing operations before income taxes and the related provision for income taxes for 2020, 2019, and 2018 are as follows:

(In millions)	2020	2019	2018
Income from continuing operations before income taxes:
Domestic	$(76.1)	$79.2	$82.2
Foreign	76.6	104.3	162.7
Total	$0.5	$183.5	$244.9
Benefit from (provision for) income taxes:
Federal—current	$(0.3)	$(6.3)	$(4.9)
Federal—deferred	24.8	(19.8)	(29.3)
State and local—current	—	(0.5)	1.6
State and local—deferred	(7.2)	(5.8)	(3.5)
Foreign—current	(35.1)	(42.4)	(49.9)
Foreign—deferred	15.6	18.0	7.9
Total	$(2.2)	$(56.8)	$(78.1)
The difference between the benefit from (provision for) income taxes on continuing operations at the U.S. federal income tax rate of 21% and Grace’s overall income tax provision is summarized as follows:

(In millions)	2020	2019	2018
Tax provision at U.S. federal income tax rate	$(0.1)	$(38.5)	$(51.4)
Change in benefit (provision) resulting from:
GILTI high-tax exclusion amended return	25.2	—	—
Decrease (increase) in valuation allowance	(13.5)	(4.2)	(6.3)
Nontaxable income/non-deductible expenses	(4.6)	(2.5)	(1.6)
U.S. taxes on foreign earnings	(3.9)	(16.7)	(30.9)
State and local income taxes, net	(3.4)	(3.4)	(1.9)
Research and development credit	3.3	3.4	9.4
Unrecognized tax benefit (accruals) releases	(3.1)	2.3	5.7
Effect of tax rate differential in foreign jurisdictions	(2.0)	(2.9)	(11.3)
Compensation-related adjustments	(1.8)	(1.7)	(3.4)
Provision to return adjustments	(0.3)	3.0	(0.7)
Benefits (charges) related to U.S. tax reform	—	—	17.1
Other	2.0	4.4	(2.8)
Benefit from (provision for) income taxes	$(2.2)	$(56.8)	$(78.1)
Our 2020 effective tax rate was significantly higher than the 21% U.S. statutory rate primarily due to proportionally lower pre-tax income and to an increase to the valuation allowance on U.S. federal tax credits and the higher statutory rates in effect for our foreign subsidiaries, partially offset by the benefit from the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion (“HTE”) tax benefit elected for tax years 2018 through 2020.
On July 20, 2020, the U.S. Treasury Department released final regulations related to the GILTI HTE. Grace has recognized a benefit associated with the GILTI HTE regulations that resulted in a tax benefit related to 2018 and 2019 of $25.2 million resulting from the election and the re-establishment of certain U.S. federal net operating loss carryforwards, research and development credit carryforwards, and foreign tax credit carryforwards.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)
Deferred Tax Assets and Liabilities    As of December 31, 2020 and 2019, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items.

	December 31,
(In millions)	2020	2019
Deferred tax assets:
Tax credit carryforwards	$309.2	$294.7
Pension liabilities	139.2	107.7
Net operating loss carryforwards	65.2	60.3
Environmental remediation liabilities	50.3	47.0
Research and development	32.9	26.6
Unrealized currency gains and losses	30.7	12.1
Reserves and allowances	29.6	14.8
Operating lease liabilities	7.4	8.1
Compensation-related	4.0	5.4
Prepaid royalties	1.1	6.3
Other	6.8	6.9
Total deferred tax assets	$676.4	$589.9
Deferred tax liabilities:
Intangible assets	$(36.5)	$(27.7)
Properties and equipment	(20.5)	(18.6)
Operating lease assets	(7.4)	(8.0)
Other	(16.6)	(1.4)
Total deferred tax liabilities	$(81.0)	$(55.7)
Valuation allowances	(38.7)	(24.1)
Net deferred tax assets	$556.7	$510.1
Grace reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized (see Note 1). Based on all available evidence considered, Grace believes it is more likely than not that some portion of the U.S federal foreign tax credit carryforwards recorded will not ultimately be realized. As of December 31, 2020, a valuation allowance of $11.5 million was recorded against the more-likely-than-not U.S. federal foreign tax credit carryforwards expiring in 2021.
Tax Attributes—Tax Credit and Net Operating Loss Carryforwards    Grace has $317.4 million in federal tax credit carryforwards and $13.1 million in federal net operating loss carryforwards before valuation allowances and unrecognized tax benefits. In order to fully utilize the credits before they expire (from 2021 to 2040), Grace would need to generate income of approximately $1.6 billion.
Grace has state net operating loss carryforwards of $47.4 million and state tax credits of $1.6 million before valuation allowances and unrecognized tax benefits. In order to fully utilize the state tax attributes before they expire (from 2021 to 2036), Grace would need to generate approximately $3.1 billion in state taxable income.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)
The following table presents Grace’s tax effected net operating loss carryforwards and the related valuation allowances.

	December 31,
(In millions)	2020	2019
Net operating loss carryforwards
U.S. state net operating losses	$45.4	$49.5
U.S. federal net operating losses	10.2	1.2
Foreign net operating losses	9.6	9.6
Net operating loss carryforwards	$65.2	$60.3

Net operating loss—valuation allowances
U.S. state—NOL valuation allowances	$(13.9)	$(10.1)
Foreign—NOL valuation allowances	(6.5)	(8.0)
Net operating loss—valuation allowances	$(20.4)	$(18.1)
Unrecognized Tax Benefits    The balance of unrecognized tax benefits at December 31, 2020, was $18.6 million compared with $15.4 million at December 31, 2019. A rollforward of the balance of unrecognized tax benefits for the three years ended December 31, 2020, follows.

	December 31,
(In millions)	2020	2019	2018
Balance at beginning of year	$15.4	$14.1	$17.7
Increase (decrease) in positions taken in prior periods	0.2	2.6	1.2
Positions taken in the current period	3.4	2.9	0.9
Decrease due to settlements with tax authorities	(0.4)	(4.2)	(5.7)
Balance at end of year	$18.6	$15.4	$14.1
If the balance of unrecognized tax benefits as of December 31, 2020, of $18.6 million is ultimately recognized, it would reduce the effective tax rate. A portion of this balance relates to tax positions that impact Grace’s deferred tax assets as of December 31, 2020. Grace accrues potential interest and any associated penalties related to unrecognized tax benefits in “benefit from (provision for) income taxes” in the Consolidated Statements of Operations. Grace accrued $0.2 million of interest and penalties associated with these unrecognized tax benefits in 2020. Grace believes that the amount of the liability for unrecognized tax benefits will not change materially in the next 12 months.
Grace is subject to taxation in the U.S. and various state and foreign jurisdictions and is under continual audit by various tax authorities. As of December 31, 2020, tax years 2017 through 2019 are subject to examination by the U.S. tax authorities. In the significant non-U.S. jurisdiction, tax years 2017 through 2019 are subject to examination by the German tax authorities. Grace has tax attributes generated in prior years that are otherwise closed by statute and were carried forward into years that are open to examination. Those attributes may still be subject to adjustment to the extent utilized in open years.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Retirement Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

	December 31,
(In millions)	2020	2019
Overfunded defined benefit pension plans	$11.4	$8.5
Underfunded defined benefit pension plans	(128.3)	(85.2)
Unfunded defined benefit pension plans	(520.7)	(434.6)
Total underfunded and unfunded defined benefit pension plans	(649.0)	(519.8)
Pension liabilities included in other current liabilities	(15.7)	(14.8)
Net funded status	$(653.3)	$(526.1)
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
Grace maintains defined benefit pension plans covering current and former employees of certain business units and divested business units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans (“U.S. qualified pension plans”) in accordance with U.S. federal laws and regulations. Non-U.S. pension plans (“non-U.S. pension plans”) are funded under a variety of methods, as required under local laws and customs. The U.S. salaried plan was closed to new entrants after January 1, 2017. In the 2021 first quarter, Grace announced to employees that the U.S. salaried plan will be frozen effective January 1, 2025.
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
At the December 31, 2020, measurement date for Grace’s defined benefit pension plans, the PBO was $1,682.7 million as measured under U.S. GAAP compared with $1,507.0 million as of December 31, 2019. The PBO reflects the present value (using a 2.41% weighted average discount rate for U.S. plans and a 0.84% weighted average discount rate for non-U.S. plans as of December 31, 2020) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.
On an annual basis a full remeasurement of pension assets and pension liabilities is performed based on Grace’s estimates and actuarial valuations. These valuations reflect the terms of each pension plan and use participant-specific information as well as certain key assumptions provided by management.
Defined Contribution Retirement Plans    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan was $14.3 million, $13.9 million, and $12.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, participate in an enhanced defined contribution plan instead of a defined benefit pension plan. Grace contributes 4% of an individual employee’s salary or wages to this plan. Grace’s cost related to this enhanced defined contribution plan established in the U.S. was $3.5 million, $2.9 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Retirement Plans (Continued)
Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2020 and 2019:

	Defined Benefit Pension Plans
	U.S.		Non-U.S.		Total
(In millions)	2020	2019	2020	2019	2020	2019
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$1,137.8	$1,027.1	$369.2	$305.6	$1,507.0	$1,332.7
Service cost	18.9	15.7	11.1	8.6	30.0	24.3
Interest cost	30.2	38.3	4.1	5.4	34.3	43.7
Actuarial (gain) loss—change in discount rates	106.0	144.1	52.7	58.2	158.7	202.3
Actuarial (gain) loss—other changes	8.9	(10.7)	(3.7)	4.1	5.2	(6.6)
Benefits paid	(79.1)	(76.7)	(8.4)	(8.4)	(87.5)	(85.1)
Currency exchange translation adjustments	—	—	35.0	(4.3)	35.0	(4.3)
Benefit obligation at end of year	$1,222.7	$1,137.8	$460.0	$369.2	$1,682.7	$1,507.0
Change in Plan Assets:
Fair value of plan assets at beginning of year	$955.7	$871.1	$25.2	$19.5	$980.9	$890.6
Actual return on plan assets	115.7	154.6	2.3	4.1	118.0	158.7
Employer contributions	8.4	6.7	8.8	9.1	17.2	15.8
Benefits paid	(79.1)	(76.7)	(8.4)	(8.4)	(87.5)	(85.1)
Currency exchange translation adjustments	—	—	0.8	0.9	0.8	0.9
Fair value of plan assets at end of year	$1,000.7	$955.7	$28.7	$25.2	$1,029.4	$980.9
Funded status at end of year (PBO basis)	$(222.0)	$(182.1)	$(431.3)	$(344.0)	$(653.3)	$(526.1)
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$11.4	$8.5	$—	$—	$11.4	$8.5
Current liabilities	(7.2)	(7.3)	(8.5)	(7.5)	(15.7)	(14.8)
Noncurrent liabilities	(226.2)	(183.3)	(422.8)	(336.5)	(649.0)	(519.8)
Net amount recognized	$(222.0)	$(182.1)	$(431.3)	$(344.0)	$(653.3)	$(526.1)
Amounts recognized in Accumulated Other Comprehensive (Income) Loss consist of:
Prior service credit	$(2.0)	$(2.6)	$(0.1)	$(0.1)	$(2.1)	$(2.7)
Net amount recognized	$(2.0)	$(2.6)	$(0.1)	$(0.1)	$(2.1)	$(2.7)

	Defined Benefit Pension Plans
	U.S.		Non-U.S.
	2020	2019	2020	2019
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	2.41%	3.13%	0.84%	1.41%
Rate of compensation increase	4.50%	4.50%	2.58%	2.59%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate for determining service cost	3.40%	4.46%	1.61%	2.42%
Discount rate for determining interest cost	2.75%	3.86%	1.12%	1.84%
Expected return on plan assets	5.25%	5.75%	4.17%	4.43%
Rate of compensation increase	4.50%	4.10%	2.59%	2.59%

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Retirement Plans (Continued)
The following table presents the components of net periodic benefit cost (income) and other amounts recognized in “other comprehensive (income) loss.”

(In millions)	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost (Income)
Service cost	$18.9	$11.1	$15.7	$8.6	$19.2	$9.5
Interest cost	30.2	4.1	38.3	5.4	40.9	5.0
Expected return on plan assets	(48.3)	(1.0)	(48.2)	(0.9)	(57.2)	(1.0)
Amortization of prior service cost (credit)	(0.6)	—	(0.6)	—	(0.6)	—
Annual mark-to-market adjustment (gain) loss	47.5	47.1	26.8	59.1	(3.4)	(9.2)
Net curtailment and settlement gain	—	—	—	—	(2.3)	—
Net periodic benefit cost (income)	$47.7	$61.3	$32.0	$72.2	$(3.4)	$4.3
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI
Amortization of prior service cost (credit)	$0.6	$—	$0.6	$—	$0.6	$—
Total recognized in OCI	0.6	—	0.6	—	0.6	—
Total recognized in net periodic benefit cost (income) and OCI	$48.3	$61.3	$32.6	$72.2	$(2.8)	$4.3
During 2020 the pension plans experienced a loss on liability mainly due to the decrease in discount rates from the prior year. A change in the mortality assumption for the U.S. pension plans to better reflect anticipated future experience also contributed to the loss. The loss was partially offset due to return on assets greater than expected and salary increases during the year less than expected.
The tables below present the funded status of U.S. and non-U.S. pension plans.

Funded Status of U.S. Pension Plans	Fully-Funded U.S. Qualified Pension Plans(1)		Underfunded U.S. Qualified Pension Plans(1)		Unfunded Pay-As-You-Go U.S. Nonqualified Plans(2)
(In millions)	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$36.5	$35.6	$1,076.3	$993.8	$109.9	$108.3
Fair value of plan assets	47.9	44.1	952.8	911.5	—	—
Funded status (PBO basis)	$11.4	$8.5	$(123.5)	$(82.3)	$(109.9)	$(108.3)

Funded Status of Non-U.S. Pension Plans	Underfunded Non-U.S. Pension Plans(1)		Unfunded Pay-As-You-Go Non-U.S. Pension Plans(2)
(In millions)	2020	2019	2020	2019
Projected benefit obligation	$33.5	$29.0	$426.5	$340.2
Fair value of plan assets	28.7	25.2	—	—
Funded status (PBO basis)	$(4.8)	$(3.8)	$(426.5)	$(340.2)
___________________________________________________________________________________________________________________
(1)Plans intended to be advance-funded.
(2)Plans intended to be pay-as-you-go. The U.S. unfunded plans are Grace’s supplemental executive retirement plan and other supplemental executive pension arrangements, and the non-U.S. plans primarily relate to an unfunded German pension plan.
The accumulated benefit obligation for all defined benefit pension plans was approximately $1,590 million and $1,423 million as of December 31, 2020 and 2019, respectively.
The following table presents the funded status of defined benefit pension plans that are underfunded or unfunded on an accumulated benefit obligation basis.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Retirement Plans (Continued)

(In millions)	U.S.		Non-U.S.		Total
	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$1,186.2	$1,102.1	$429.4	$342.1	$1,615.6	$1,444.2
Accumulated benefit obligation	1,144.2	1,058.6	384.0	306.7	1,528.2	1,365.3
Fair value of plan assets	952.8	911.6	1.3	0.8	954.1	912.4

Estimated Expected Future Benefit Payments Including Future Service for the Fiscal Years Ending (In millions)	Pension Plans		Total Payments
	U.S.	Non-U.S.(1)
	Benefit Payments	Benefit Payments
2021	$84.5	$9.7	$94.2
2022	77.5	9.4	86.9
2023	76.4	9.6	86.0
2024	76.0	10.1	86.1
2025	74.2	10.2	84.4
2026 - 2030	348.6	60.5	409.1
___________________________________________________________________________________________________________________
(1)Non-U.S. estimated benefit payments for 2021 and future periods have been translated at the applicable December 31, 2020, exchange rates.
Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rate of 2.41% as of December 31, 2020, was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
As of December 31, 2020 and 2019, the German pension plans represented approximately 92% and 91%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed weighted average discount rate as of December 31, 2020, for Germany of 0.70% was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of euro-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
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
The U.S. qualified pension plans have adopted a diversified set of portfolio management strategies to optimize the risk reward profile of the plans:
•Liability hedging portfolio: primarily invested in intermediate-term and long-term investment grade corporate bonds in actively managed strategies.
•Return-seeking portfolio: invested in a diversified set of assets designed to deliver performance in excess of the underlying liabilities with controls regarding the level of risk.
◦Global public equities: the portfolio contains both domestic U.S. and non-U.S. equities that are both passively and actively managed. Benchmarks for individual managers include S&P 500 and Russell 2000 benchmarks as well as MSCI ACWI ex US index.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Retirement Plans (Continued)
◦Other investments: may include high yield bonds: fixed income portfolio of securities below investment grade including non-U.S. issuers. These portfolios combine income generation and capital appreciation opportunities globally.
•Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
For 2020, the expected long-term rate of return on assets for the U.S. qualified pension plans was 5.25%. Average annual returns over one-, three-, five-, and ten-year periods were approximately 13%, 9%, 10%, and 8%, respectively.
The expected return on plan assets for the U.S. qualified pension plans for 2020 was selected by Grace, in consultation with its independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The target allocation of investment assets at December 31, 2020, and the actual allocation at December 31, 2020 and 2019, for Grace’s U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2020	2020	2019
Global equities	22%	23%	22%
Multi-asset credit	3%	3%	3%
Liability-hedging assets	75%	74%	75%
Total	100%	100%	100%
The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$8.1	$—	$8.1	$—
Annuity and immediate participation contracts	21.1	—	21.1	—
	$29.2	$—	$29.2	$—
Investments measured at net asset value(1)	971.5
Total Assets at Fair Value	$1,000.7
___________________________________________________________________________________________________________________
(1)In accordance with ASC 820-10, certain investments that are measured at net asset value (“NAV”) per share (or its equivalent) have not been classified in the fair value hierarchy. NAV is provided by the investment account manager as a practical expedient to estimate fair value. Fair values presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

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
___________________________________________________________________________________________________________________
(1)In accordance with ASC 820-10, certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. NAV is provided by the investment account manager as a practical expedient to estimate fair value. Fair values presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
Non-U.S. pension plans accounted for approximately 3% of total global pension assets at December 31, 2020 and 2019. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the Canadian pension plan represent approximately 95% and 96% of the total non-U.S. pension plan assets at December 31, 2020 and 2019, respectively The expected long-term rate of return on assets for the Canadian pension plan was 4.25% for 2020.
The target allocation of investment assets at December 31, 2020, and the actual allocation at December 31, 2020 and 2019, for the Canadian pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Canadian Pension Plan Asset Category	2020	2020	2019
Equity securities	23%	25%	25%
Bonds	65%	63%	62%
Other investments	12%	12%	13%
Total	100%	100%	100%
The plan assets of the other country plans represent approximately 5% and 4% in the aggregate of total non-U.S. pension plan assets at December 31, 2020 and 2019, respectively.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

8. Pension Plans and Other Retirement Plans (Continued)
The following tables present the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$0.5	$—	$0.5	$—
Insurance contracts and other investments	0.5	—	0.5	—
Cash	0.2	0.2	—	—
	$1.2	$0.2	$1.0	$—
Investments measured at net asset value(1)	27.5
Total Assets at Fair Value	$28.7
___________________________________________________________________________________________________________________
(1)In accordance with ASC 820-10, certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. NAV is provided by the investment account manager as a practical expedient to estimate fair value. Fair values presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

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
___________________________________________________________________________________________________________________
(1)In accordance with ASC 820-10, certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. NAV is provided by the investment account manager as a practical expedient to estimate fair value. Fair values presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
Plan Contributions and Funding    Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. Based on the U.S. qualified pension plans’ status as of December 31, 2020, there is a $0.5 million minimum required payment under ERISA for 2021.
Grace intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to make contributions of approximately $10 million related to its non-U.S. pension plans in 2021.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts

	December 31,
(In millions)	2020	2019
Other Current Assets
Non-trade accounts receivable	$23.1	$24.1
Income taxes receivable (see Note 7)	7.6	4.2
Fair value of currency, interest rate, and commodity contracts (see Note 6)	2.2	15.6
Plant under construction—unconsolidated affiliate (see Note 19)	—	173.9
Other current assets	18.3	17.3
	$51.2	$235.1

	December 31,
(In millions)	2020	2019
Other Current Liabilities
Accrued compensation	$60.6	$53.6
Deferred revenue (see Note 17)	33.8	35.0
Fair value of currency, interest rate, and commodity contracts (see Note 6)	21.6	2.6
Liability for dam spillway replacement (see Note 10)	20.3	4.7
Pension liabilities (see Note 8)	15.7	14.8
Environmental contingencies (see Note 10)	13.8	17.8
Operating lease liabilities (see Note 3)	10.1	9.3
Accrued interest (see Note 5)	5.8	13.3
Income taxes payable (see Note 7)	5.1	8.6
Liability to unconsolidated affiliate for plant under construction (see Note 19)	—	173.9
Other accrued liabilities	95.1	86.1
	$281.9	$419.7
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

	December 31,
(In millions)	2020	2019
Other Liabilities
Environmental contingencies (see Note 10)	$95.4	$97.5
Liability for dam spillway replacement (see Note 10)	69.3	61.7
Fair value of currency and interest rate contracts (see Note 6)	53.9	13.2
Operating lease liabilities (see Note 3)	25.8	26.2
Legacy product liability (see Note 10)	24.0	24.0
Deferred revenue (see Note 17)	23.4	29.5
Retained obligations of divested businesses	12.2	12.7
Deferred income taxes (see Note 7)	10.4	7.5
Asset retirement obligation	9.6	9.4
Unrecognized tax benefits (see Note 7)	3.9	4.1
Other noncurrent liabilities	19.7	22.4
	$347.6	$308.2

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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product (“ZAI PD Claims”), the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on February 3, 2019, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. As of December 31, 2020, the PD Trust has paid out approximately $38 million in ZAI PD Claims and expenses, leaving a balance of approximately $18 million, including the benefit of realized investment gains.
Due to the limited claims history, the unique nature of this product, and the uncertainty of future claims patterns, an actuarial analysis was completed to estimate the range of possible future payments. The analysis was conducted by a third-party actuarial firm directed by Grace and using historical claims data provided by the ZAI trustee. Certain key assumptions employed in the analysis were (1) projections of the future number of filed claims, assuming a percentage increase in claims during earlier years and annual decreases in later years; (2) application of historical percentages of claims closed with indemnity payment compared to total closed claims, applied on a regional basis; and (3) application of the average claim payout, which reflects the average indemnity cost per claim closing with payment. As a result of the analysis and taking into account the relative uncertainty of future claims activity, Grace determined that contingent funding obligations beyond 2025 are not reasonably estimable. Grace estimates that the reasonable range of payments over the period of 2021 to 2025 is expected to be between $16 million and $24 million and projects that the first payment could be due as early as 2022. In the 2019 fourth quarter, Grace recorded a $24.0 million liability related to probable future obligations to fund the PD Trust for ZAI PD Claims. Grace’s maximum financial obligation over the next 18 years is $80.0 million, and no single year’s payment can exceed $8.0 million.
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
At December 31, 2020, Grace’s estimated liability for legacy environmental response costs totaled $109.2 million, compared with $115.3 million at December 31, 2019, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan or agreement to pay exists, yet there is sufficient information to estimate response costs.
Grace recorded pre-tax charges of $1.6 million, $1.7 million, and $73.8 million for legacy environmental matters in 2020, 2019, and 2018, respectively, which is included in “costs related to legacy matters” in the Consolidated Statements of Operations.
Vermiculite-Related Matters
Grace purchased a vermiculite mine in Libby, Montana, in 1963 and operated it until 1990. Vermiculite concentrate from the Libby mine was used in the manufacture of attic insulation and other products. Some of the vermiculite ore contained naturally occurring asbestos.
Grace is engaged with the U.S. Environmental Protection Agency (the “EPA”) and other federal, state and local governmental agencies in a remedial investigation and feasibility study (“RI/FS”) of the Libby mine and the surrounding area, known as Operable Unit 3 (“OU3”). The RI/FS will study the areas within OU3 requiring remediation and will identify possible remedial action alternatives. Possible remedial actions within OU3 are wide-ranging, from institutional controls such as land use restrictions, to more active measures involving soil removal, containment projects, or other protective measures.
As part of the RI/FS process, Grace contracted an engineering and consulting firm to develop a range of possible remedial alternatives and associated cost estimates for OU3. Based on this work, Grace recorded a pre-tax charge of $70.0 million during the three months ended September 30, 2018, for the estimated costs of remediation of OU3. Grace believes that this amount should provide for a protective remedy meeting the statutory requirements of the Comprehensive Environmental Response, Compensation, and Liability Act.
The estimated costs of remediation are preliminary and consist of several components, each of which may vary significantly as the remedial alternatives are further developed. It is reasonably possible that the ultimate costs of remediation could range between $30 million and $170 million. Grace is working closely with the EPA, and the ultimate remedy will be determined by the EPA after the RI/FS is finalized. Such remedy will be set forth in a Record of Decision (“ROD”) that is currently expected to be issued by the EPA no earlier than 2024. Costs associated with the more active remedial alternatives would be expected to be incurred over a decade or more. Grace will reevaluate its estimated liability as remedial alternatives evolve based on further work by the engineering and consulting firm and discussions with the EPA as the RI/FS process moves toward a ROD. Technical memoranda expected prior to the issuance of the ROD may provide insight into the likely remedial

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)
alternatives ultimately selected, allowing Grace to update its cost of remediation estimate. Depending on the remedial alternatives that the EPA selects in the ROD, the total cost of remediating OU3 may exceed Grace’s current estimate by material amounts. The amounts set forth above do not include possible liability for natural resources damage. Based on ecological studies conducted by the EPA, Grace does not believe that natural resources damage has occurred. However, if a party were to be successful in asserting a natural resources damage claim, liability related to such obligation could be material.
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
Grace recorded pre-tax charges of $0.1 million, $0.0 million, and $70.2 million in 2020, 2019, and 2018, respectively, for future costs related to vermiculite-related matters. Grace’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at December 31, 2020 and 2019, totaled $71.2 million and $76.0 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
Grace recorded pre-tax charges of $1.5 million, $1.7 million, and $3.6 million to increase non-vermiculite-related environmental reserves in 2020, 2019, and 2018, respectively. At December 31, 2020, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities totaled $38.0 million, compared with $39.3 million at December 31, 2019. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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
Construction of the new dam spillway at the former mine site is a key element of Grace’s overall remediation strategy. The project includes both an upper spillway and a lower spillway that are being managed as two separate projects with different engineering design and construction timelines. In 2019, Grace contracted a third-party engineering and consulting firm to develop an initial range of cost estimates for the total project. Based on this work, Grace recorded a liability of $68.0 million in 2019 for the estimated costs of the project. These costs were preliminary and subject to change as new information becomes available, including defining the final scope of the projects through the contract bidding process. During the three months ended September 30, 2020, Grace completed a review of contractor bids for the replacement of the upper spillway and increased its cost estimate for this portion of the project by $27.0 million, bringing the estimate for the total project to $95.0 million. Regarding the lower spillway, final engineering will be completed and submitted to the state of Montana for design approval in 2021, after which Grace will seek contract bids for this portion of the project. Grace believes it is reasonably possible that the ultimate costs of the two spillway projects could range between $80 million and $120 million. As Grace receives new information, its estimated liability may change materially. Construction will begin in 2021 and is expected to take three to four years.
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingent Liabilities (Continued)
Guarantees and Indemnification Obligations    Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:
•Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. Grace accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale.
•Performance guarantees offered to customers under certain licensing arrangements. Grace has not established a liability for these arrangements based on past performance.
•Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims.
•Contracts providing for the sale or spin-off of a former business unit or product line in which Grace has agreed to indemnify the buyer or resulting entity against certain liabilities related to activities prior to the closing of the transaction, including environmental, tax, and employee liabilities.
•Indemnification obligations of Grace as a tenant of real property leases; and guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party.
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At December 31, 2020, Grace had gross financial assurances issued and outstanding of $141.1 million, composed of $77.8 million of surety bonds issued by various insurance companies and $63.3 million of standby letters of credit and other financial assurances issued by various banks.
11. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses  Restructuring costs in 2020 primarily related to an increase in estimated contractual costs related to a 2018 plant exit. Costs in 2019 primarily related to severance costs pertaining to the idling of our methanol-to-olefins (“MTO”) manufacturing facility, which were substantially paid in 2019. Costs in 2018 primarily related to the closure of two small manufacturing plants, the activities from which were moved to larger, more cost-effective plants as part of Grace’s strategy to capture synergies from catalysts acquisitions. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring expenses by reportable segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(In millions)	2020	2019	2018
Catalysts Technologies	$1.8	$1.6	$13.7
Materials Technologies	0.1	1.0	0.5
Corporate	—	—	(0.2)
Total restructuring expenses	$1.9	$2.6	$14.0
Substantially all costs related to the restructuring programs are expected to be paid by June 30, 2023, but could be paid earlier subject to negotiations around certain plant exit costs.
The following table presents components of the change in the restructuring liability for the years ended December 31, 2020, 2019, and 2018:

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

11. Restructuring Expenses and Repositioning Expenses (Continued)

(In millions)	Total
Balance, December 31, 2017	$6.7
Accruals for severance and other costs	10.1
Payments	(6.1)
Balance, December 31, 2018	$10.7
Accruals for severance and other costs	2.6
Payments	(10.2)
Currency translation adjustments and other	0.7
Balance, December 31, 2019	$3.8
Accruals for severance and other costs	3.2
Payments	(3.1)
Balance, December 31, 2020	$3.9
Repositioning Expenses    Repositioning expenses for the years ended December 31, 2020, 2019, and 2018 were $35.0 million, $11.1 million, and $32.4 million respectively.
During 2020, Grace implemented changes to its Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies and to support global growth. Grace, in agreement with its local joint venture partner, discontinued the previously announced project to build a full-scale fluid catalytic cracking catalysts plant in the Middle East. As a result, repositioning expenses in 2020 included a charge of $19.7 million to write off engineering and site costs. Repositioning expenses in 2020 also included $7.2 million in costs related to our review of strategic alternatives.
In 2020, 2019, and 2018, Grace incurred expenses related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position. Expenses in 2018 also included $11.7 million of severance and stock compensation costs related to employee separations and write-offs of $8.5 million of previously capitalized plant engineering costs as a result of terminating a manufacturing plant expansion project no longer necessary due to the polyolefin catalysts acquisition (see Note 20). Excluding asset write-offs and stock compensation costs, substantially all of these costs have been or are expected to be settled in cash.
12. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Defined benefit pension (income) expense other than service cost	$79.5	$79.9	$(27.8)
Business interruption insurance recoveries	(16.3)	(10.7)	—
Hurricane-related costs	13.2	—	—
Net (gain) loss on sales of investments and disposals of assets	5.9	4.5	4.9
Third-party acquisition-related costs	5.2	3.6	7.3
Currency transaction effects	(0.1)	(0.8)	(3.6)
Other miscellaneous (income) expense	1.6	4.1	(4.0)
Total other (income) expense, net	$89.0	$80.6	$(23.2)
During 2020, Hurricane Laura caused severe and widespread damage to Lake Charles, Louisiana, and surrounding communities, including catastrophic damage to the regional power grid. The hurricane-related costs were primarily due to on-site power generation, incremental operations and logistics costs to supply customers during the outage, temporary housing and employee assistance, and property damage and clean-up. In addition

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

12. Other (Income) Expense, net (Continued)
to the amount shown above, Grace’s equity in earnings from unconsolidated affiliate was reduced by $1.9 million due to hurricane-related costs incurred by the joint venture.
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
13. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018:

Year Ended December 31, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.5)	$0.1	$(0.4)
Currency translation adjustments	(53.6)	3.7	(49.9)
Gain (loss) from hedging activities	1.6	(0.8)	0.8
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(52.5)	$3.0	$(49.5)

Year Ended December 31, 2019 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.9)	$0.2	$(0.7)
Currency translation adjustments	18.5	(2.0)	16.5
Gain (loss) from hedging activities	(7.0)	2.1	(4.9)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$10.6	$0.3	$10.9

Year Ended December 31, 2018 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(1.2)	$0.3	$(0.9)
Currency translation adjustments	34.6	(2.2)	32.4
Gain (loss) from hedging activities	(10.0)	4.3	(5.7)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$23.4	$2.4	$25.8

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

13. Other Comprehensive Income (Loss) (Continued)
The following table presents the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019, and 2018:

	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2017	$0.9	$41.6	$(2.6)	$39.9
OCI before reclassifications	—	32.4	11.1	43.5
Amounts reclassified from accumulated OCI	(0.9)	—	(16.8)	(17.7)
Net current-period other comprehensive income (loss)	(0.9)	32.4	(5.7)	25.8
Effect of adopting ASU 2018-02	0.2	2.2	(0.2)	2.2
Balance, December 31, 2018	$0.2	$76.2	$(8.5)	$67.9
OCI before reclassifications	—	16.5	14.0	30.5
Amounts reclassified from accumulated OCI	(0.7)	—	(18.9)	(19.6)
Net current-period other comprehensive income (loss)	(0.7)	16.5	(4.9)	10.9
Balance, December 31, 2019	$(0.5)	$92.7	$(13.4)	$78.8
OCI before reclassifications	—	(49.9)	(33.7)	(83.6)
Amounts reclassified from accumulated OCI	(0.4)	—	34.5	34.1
Net current-period other comprehensive income (loss)	(0.4)	(49.9)	0.8	(49.5)
Balance, December 31, 2020	$(0.9)	$42.8	$(12.6)	$29.3
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
14. Shareholders’ Equity
Under its Amended and Restated Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2020, the W. R. Grace & Co. 2018 Stock Incentive Plan (together with the 2014 Stock Incentive Plan, collectively, the “Stock Incentive Plans”) had 6,474,722 shares of unissued stock reserved for issuance in the event of the exercise of stock options or the issuance or settlement of stock-based compensation or awards. Shares issuable upon the exercise of stock options or the issuance or settlement of stock-based compensation or awards are covered by reissuing treasury stock, to the extent available; otherwise they are covered through newly issued shares. In 2020, 15,960 common shares were issued to members of the Board of Directors, in partial payment of their annual retainer, and 112,344 shares were issued to settle vested PBUs and vested tranches of RSUs.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

14. Shareholders’ Equity (Continued)
The following table sets forth information relating to common stock activity for the years ended December 31, 2020, 2019, and 2018:

(In millions, except shares)	Number of Shares	Aggregate Proceeds
Balance of outstanding shares, December 31, 2017	67,780,410
Stock options exercised	243,502	$6.7
Shares issued	72,590
Shares forfeited through net share exercise	(132,393)
Shares repurchased	(1,171,141)
Balance of outstanding shares, December 31, 2018	66,792,968
Stock options exercised	388,174	$19.1
Shares issued	94,796
Shares forfeited through net share exercise	(130,256)
Shares repurchased	(409,769)
Balance of outstanding shares, December 31, 2019	66,735,913
Stock options exercised	—	$—
Shares issued	128,304
Shares repurchased	(673,807)
Balance of outstanding shares, December 31, 2020	66,190,410
15. Stock Incentive Plans
The Stock Incentive Plans are administered by the Compensation Committee of the Board of Directors. Pursuant to the Stock Incentive Plans, the Company maintains Long-term Incentive Plans (the “LTIP”) under which it issues RSUs, PBUs, and stock options.
The Company has granted nonstatutory stock options to certain key employees under the Stock Incentive Plans. Stock options are generally non-qualified and are at exercise prices not less than 100% of the average per share fair market value on the date of grant. Stock-based compensation awards granted under the Company’s stock incentive plans are generally subject to a vesting period from the date of the grant ranging from 1 - 3 years. Currently outstanding options expire on various dates through May 2030.
On May 9, 2018, the Company’s stockholders approved the W. R. Grace & Co. 2018 Stock Incentive Plan. Under this new plan, stock options have a 10-year life. The Company began issuing stock-based compensation awards from this plan in the second half of 2018. The Company’s prior grants were issued under the previous plan in which options have a 5-year life.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

15. Stock Incentive Plans (Continued)
The following table sets forth information relating to such options during 2020, 2019, and 2018.

	Number of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	1,813,450	$72.04
Options exercised	(243,502)	61.92
Options forfeited	(90,862)	69.82
Options terminated	(33,481)	75.07
Options granted	428,190	67.36	$12.30
Balance, December 31, 2018	1,873,795	72.34
Options exercised	(388,174)	74.33
Options forfeited	(35,216)	71.21
Options terminated	(74,583)	77.30
Options granted	189,787	78.11	$17.94
Balance, December 31, 2019	1,565,609	72.30
Options exercised	—	—
Options forfeited	(26,696)	60.26
Options terminated	(473,582)	76.67
Options granted	348,005	55.34	$9.64
Balance, December 31, 2020	1,413,336	66.89
The following is a summary of nonvested option activity for the year ended December 31, 2020.

	Number Of Shares	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at beginning of year	506,593	$14.81
Granted	348,005	9.64
Vested	(269,148)	13.93
Forfeited	(20,787)	9.90
Nonvested options outstanding at end of year	564,663	12.16
As of December 31, 2020, the intrinsic value (the difference between the exercise price and the market price) for options outstanding was immaterial and for options exercisable was zero. The total intrinsic value of all options exercised during the years ended December 31, 2019 and 2018 was $0.8 million and $1.6 million, respectively. No options were exercised in 2020. A summary of our stock options outstanding and exercisable at December 31, 2020, follows:

Exercise Price Range	Number Outstanding	Number Exercisable	Outstanding Weighted- Average Remaining Contractual Life (Years)	Exercisable Weighted- Average Exercise Price
$40 - $50	1,802	—	9.35	$—
$50 - $60	326,051	—	9.17	—
$60 - $70	640,777	522,178	1.31	67.92
$70 - $80	444,706	326,495	3.90	72.65
	1,413,336	848,673

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

15. Stock Incentive Plans (Continued)
At December 31, 2020, the weighted-average remaining contractual term of all options outstanding and exercisable was 3.95 years.
Options Granted     For the years ended December 31, 2020, 2019, and 2018, the Company recognized non-cash stock-based compensation expense with respect to stock option grants of $2.8 million, $3.1 million, and $5.8 million, respectively, which is included in “selling, general and administrative expenses” in the Consolidated Statements of Operations. The actual tax benefit realized from stock option arrangements totaled $0.6 million, $1.9 million, and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company values options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using actual Company stock volatility. The following summarizes the weighted average assumptions used for estimating the fair value of stock options granted during 2020, 2019, and 2018, respectively.

	2020	2019	2018
Expected volatility	22.7% - 29.4%	22.7% - 23.1%	22.9% - 24.4%
Weighted average expected volatility	22.9%	23.0%	23.7%
Expected term	5.5 - 6.5 years	5.5 - 6.5 years	3.0 - 6.5 years
Risk-free rate	1.18%	2.58%	2.55%
Dividend yield	2.2%	1.4%	1.4%
Total unrecognized stock-based compensation expense at December 31, 2020, was $2.1 million, and the weighted-average period over which this expense will be recognized is 0.8 of a year.
Restricted Stock and Performance Based Units    In 2019, the Company modified a majority of its 2017 and 2018 cash-settled LTIP awards to be stock-settled. The following is a summary of RSUs and PBUs awarded under the LTIP.

	2020	2019	2018
PBUs granted under the LTIP	120,161	88,174	93,216
RSUs granted under the LTIP	68,658	57,900	86,698
Shares covered by awards forfeited under the LTIP	17,250	17,323	44,279
Weighted average grant date fair value of PBUs	$55.33	$78.11	$67.39
Weighted average grant date fair value of RSUs	$55.05	$76.91	$67.54
Approximate percentage of awards expected to settle in common stock(1)	96%	96%	94%
Approximate percentage of awards expected to settle in cash(1)	4%	4%	6%
___________________________________________________________________________________________________________________
(1)    Assumes full vesting.
The PBUs cliff vest after the completion of the performance periods ending December 31, 2022, 2021, and 2020. The RSUs vest in three equal annual installments. Vesting for all awards is subject to continued employment through the payment date (subject to certain exceptions for retirement, death or disability, change in control scenarios, and in the discretion of the Compensation Committee).
PBUs and RSUs are recorded at fair value at the date of grant. The common stock settled portion is considered an equity award with the payout being valued based on the Company’s stock price on the grant date. The cash settled portion of the award is considered a liability award with payout being remeasured each reporting period based on the Company’s current stock price. PBU equity awards are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

15. Stock Incentive Plans (Continued)
the performance period. During 2020, 2019, and 2018, the Company recognized $8.0 million, $9.2 million, and $13.2 million in compensation expense for these awards. As of December 31, 2020, $11.0 million of total unrecognized compensation expense related to the awards is expected to be recognized over the remaining weighted-average service period of 0.9 years.
16. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$(1.8)	$126.3	$167.6
Denominators
Weighted average common shares—basic calculation	66.3	66.8	67.2
Dilutive effect of employee stock options	—	0.1	0.1
Weighted average common shares—diluted calculation	66.3	66.9	67.3
Basic earnings per share	$(0.03)	$1.89	$2.49
Diluted earnings per share	$(0.03)	$1.89	$2.49
There were approximately 1.6 million, 1.0 million and 1.7 million anti-dilutive options outstanding for the years ended December 31, 2020, 2019, and 2018, respectively.
On February 8, 2017, the Company announced that its Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, Grace announced that its Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, strategic priorities for the deployment of capital, and general market and economic conditions. During 2020, 2019, and 2018, the Company repurchased 673,807; 409,769; and 1,171,141 shares of Company common stock for $40.4 million, $29.8 million, and $80.0 million, respectively, pursuant to the terms of the share repurchase program. As of December 31, 2020, $235.0 million remained under the current authorization.
17. Revenues
Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials, and by licensing technology, through its two reportable segments. See Note 18 for additional information about Grace’s reportable segments.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

17. Revenues (Continued)
Disaggregation of Revenue    The following tables present Grace’s revenues by geography and product group, within its respective reportable segments, for the years ended December 31, 2020, 2019, and 2018.

Year Ended December 31, 2020 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$172.3	$231.7	$201.1	$16.5	$621.6
Refining Catalysts	216.6	279.1	120.4	33.7	649.8
Total Catalysts Technologies	$388.9	$510.8	$321.5	$50.2	$1,271.4
Pharma/Consumer	$61.5	$60.9	$19.8	$20.3	$162.5
Coatings	25.4	66.6	35.8	9.7	137.5
Chemical process	28.5	69.4	36.1	6.6	140.6
Other	4.1	13.3	0.3	0.1	17.8
Total Materials Technologies	$119.5	$210.2	$92.0	$36.7	$458.4
Total Grace	$508.4	$721.0	$413.5	$86.9	$1,729.8

Year Ended December 31, 2019 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$191.4	$283.0	$213.7	$17.2	$705.3
Refining Catalysts	291.4	288.4	171.7	39.9	791.4
Total Catalysts Technologies	$482.8	$571.4	$385.4	$57.1	$1,496.7
Pharma/Consumer	$45.2	$59.1	$20.1	$20.2	$144.6
Coatings	25.9	67.8	36.9	9.2	139.8
Chemical process	38.1	79.1	32.3	6.6	156.1
Other	5.8	14.2	0.7	0.2	20.9
Total Materials Technologies	$115.0	$220.2	$90.0	$36.2	$461.4
Total Grace	$597.8	$791.6	$475.4	$93.3	$1,958.1

Year Ended December 31, 2018 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$192.6	$255.4	$193.2	$20.3	$661.5
Refining Catalysts	282.8	266.0	193.4	59.8	802.0
Total Catalysts Technologies	$475.4	$521.4	$386.6	$80.1	$1,463.5
Pharma/Consumer	$36.2	$58.0	$19.0	$19.4	$132.6
Coatings	28.1	75.3	43.3	8.7	155.4
Chemical process	35.2	81.6	32.2	8.3	157.3
Other	6.8	15.9	0.4	0.2	23.3
Total Materials Technologies	$106.3	$230.8	$94.9	$36.6	$468.6
Total Grace	$581.7	$752.2	$481.5	$116.7	$1,932.1
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

17. Revenues (Continued)
The following table presents Grace’s deferred revenue balances as of December 31, 2020 and 2019:

	December 31,
(In millions)	2020	2019
Current	$33.8	$35.0
Noncurrent	23.4	29.5
Total	$57.2	$64.5
Grace records deferred revenues when cash payments are received or due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $31.0 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2019.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $148 million as of December 31, 2020, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
2021	27%
2022	19%
2023	17%
2024	16%
Thereafter through 2030	21%
For the years ended December 31, 2020, 2019, and 2018, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
18. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications. Advanced Refining Technologies (“ART”), Grace’s joint venture with Chevron U.S.A. Inc. (“Chevron”), is managed in this segment. (See Note 19.) Grace Catalysts Technologies comprises two operating segments, Grace Specialty Catalysts and Grace Refining Technologies, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and silica-alumina-based materials, used in pharma/consumer, coatings, and chemical process applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)
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
Reportable Segment Data

	Year Ended December 31,
(In millions)	2020	2019	2018
Net Sales
Catalysts Technologies	$1,271.4	$1,496.7	$1,463.5
Materials Technologies	458.4	461.4	468.6
Total	$1,729.8	$1,958.1	$1,932.1
Adjusted EBIT
Catalysts Technologies segment operating income	$309.6	$466.4	$440.9
Materials Technologies segment operating income	85.0	97.8	105.6
Corporate costs	(68.0)	(72.7)	(73.5)
Certain pension costs	(14.4)	(18.4)	(15.9)
Total	$312.2	$473.1	$457.1
Depreciation and Amortization
Catalysts Technologies	$85.3	$81.9	$81.7
Materials Technologies	15.0	14.2	15.5
Corporate	4.7	4.2	3.6
Total	$105.0	$100.3	$100.8
Capital Expenditures
Catalysts Technologies	$107.8	$114.6	$150.3
Materials Technologies	36.2	68.8	56.1
Corporate	13.6	10.7	9.9
Total	$157.6	$194.1	$216.3
Total Assets
Catalysts Technologies	$2,294.9	$2,556.1	$2,326.6
Materials Technologies	448.2	430.3	375.9
Corporate	1,022.4	946.2	862.8
Total	$3,765.5	$3,932.6	$3,565.3
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)
Reconciliation of Reportable Segment Data to Financial Statements
Grace Adjusted EBIT for the years ended December 31, 2020, 2019, and 2018 is reconciled below to income (loss) before income taxes presented in the accompanying Consolidated Statements of Operations.

	Year Ended December 31,
(In millions)	2020	2019	2018
Grace Adjusted EBIT	$312.2	$473.1	$457.1
Pension MTM adjustment and other related costs, net	(94.6)	(85.9)	15.2
Loss on early extinguishment of debt	(39.4)	—	(4.8)
Costs related to legacy product, environmental and other claims	(39.4)	(103.5)	(82.3)
Restructuring and repositioning expenses	(36.9)	(13.7)	(46.4)
Inventory write-offs and disposal costs(1)	(20.7)	(3.6)	—
Third-party acquisition-related costs	(5.2)	(3.6)	(7.3)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.7)	0.1	(0.4)
Benefit plan adjustment	—	(5.0)	—
Amortization of acquired inventory fair value adjustment	—	—	(6.9)
Interest expense, net	(74.9)	(74.8)	(78.5)
Net income (loss) attributable to noncontrolling interests	0.1	0.4	(0.8)
Income (loss) before income taxes	$0.5	$183.5	$244.9
___________________________________________________________________________________________________________________
(1)Inventory write-off in 2020 related to the changes in hydroprocessing catalysts manufacturing operations (see Note 2). Inventory write-off in 2019 related to the idling of Grace’s MTO manufacturing facility.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)
Geographic Area Data
The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Year Ended December 31,
(In millions)	2020	2019	2018
Net Sales
United States	$459.8	$540.2	$533.8
Canada	48.6	57.6	47.9
Total North America	508.4	597.8	581.7
Europe Middle East Africa	721.0	791.6	752.2
Asia Pacific	413.5	475.4	481.5
Latin America	86.9	93.3	116.7
Total	$1,729.8	$1,958.1	$1,932.1
Long-Lived Assets(1)
United States	$799.1	$937.9	$793.0
Canada	23.2	18.9	16.5
Total North America	822.3	956.8	809.5
Germany	267.4	228.2	172.5
Rest of Europe Middle East Africa	41.0	45.2	48.9
Total Europe Middle East Africa	308.4	273.4	221.4
Asia Pacific	72.2	80.3	72.9
Latin America	5.9	7.2	6.7
Total	$1,208.8	$1,317.7	$1,110.5
___________________________________________________________________________________________________________________
(1)Long-lived assets as of December 31, 2019 and 2018, include properties and equipment and the current asset related to a hydroprocessing catalyst plant to be transferred to ART upon completion. (See Note 19.)
19. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $175.5 million and $181.9 million as of December 31, 2020 and 2019, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available. During 2020, Grace received dividends of $20.0 million from ART.

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

19. Related Party Transactions (Continued)
The table below presents the components of Grace’s “equity in earnings of unconsolidated affiliate” in the Consolidated Statements of Operations.

	Year Ended December 31,
(In millions)	2020	2019	2018
Operating income	$17.5	$28.2	$32.7
Depreciation and amortization	(3.3)	(0.5)	(0.5)
Interest expense and income taxes	(0.7)	0.1	(0.4)
Equity in earnings of unconsolidated affiliate	13.5	27.8	31.8
The table below presents summary financial data related to ART’s balance sheet and results of operations.

	December 31,
(In millions)	2020	2019
Summary Balance Sheet information:
Current assets	$286.4	$300.7
Noncurrent assets	235.8	237.8
Total assets	$522.2	$538.5

Current liabilities	$173.0	$177.1
Noncurrent liabilities	0.3	0.3
Total liabilities	$173.3	$177.4

	Year Ended December 31,
(In millions)	2020	2019	2018
Summary Statement of Operations information:
Net sales	$481.9	$527.5	$487.5
Costs and expenses applicable to net sales	431.4	453.4	410.6
Income before income taxes	28.2	59.0	65.5
Net income	27.0	56.5	64.2
Grace and ART transact business on a regular basis and maintain several agreements in order to operate the joint venture. These agreements and the resulting transactions are treated as related party activities with an unconsolidated affiliate. Product manufactured by Grace for ART is accounted for on a net basis, with a mark-up, which reduces “cost of goods sold” in the Consolidated Statements of Operations. Grace also receives reimbursement from ART for fixed costs; research and development; selling, general and administrative services; and depreciation. Grace records reimbursements against the respective line items in Grace’s Consolidated Statements of Operations. The table below presents summary financial data related to transactions between Grace and ART.

	Year Ended December 31,
(In millions)	2020	2019	2018
Product manufactured for ART	$261.1	$260.8	$229.1
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	5.1	5.1	4.5
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	54.3	51.1	41.8

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

19. Related Party Transactions (Continued)
The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

	December 31,
(in millions)	2020	2019
Trade accounts receivable	$28.3	$17.5
Other current assets	—	173.9
Accounts payable	19.8	37.7
Debt payable within one year	3.5	9.9
Debt payable after one year	22.1	37.5
Other current liabilities	—	173.9
The current asset and current liability as of December 31, 2019, in the table above represented spending related to a residue hydroprocessing catalyst production plant that has been constructed in Lake Charles, Louisiana. Grace managed the design and construction of the plant, and the asset was included in “other current assets” in Grace’s Consolidated Balance Sheets until commissioning and start-up activities were completed. Grace had likewise recorded a liability for the transfer of the asset to ART upon completion, included in “other current liabilities” in the Consolidated Balance Sheets. Grace transferred the asset to ART in the 2020 third quarter.
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2022. No amounts were outstanding at December 31, 2020 and 2019.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of December 31, 2020 and 2019, include trade accounts receivable of $2.2 million and $3.6 million, respectively, from these customers. Grace’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, include $11.3 million, $11.8 million, and $14.0 million, respectively, of revenues from these customers.
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

TOC—Financial Statements

Notes to Consolidated Financial Statements (Continued)

21. Quarterly Financial Information (Unaudited)

(In millions, except per share amounts)	March 31	June 30	September 30(2)	December 31(3)
2020
Net sales	$421.5	$418.7	$419.4	$470.2
Gross profit	159.6	119.3	156.4	181.2
Net income (loss)	42.1	(9.6)	6.7	(40.9)
Net income (loss) attributable to W. R. Grace & Co. shareholders	42.0	(7.3)	7.0	(43.5)
Net income (loss) per share:(1)
Basic earnings (loss) per share:	$0.63	$(0.11)	$0.11	$(0.66)
Diluted earnings (loss) per share:	0.63	(0.11)	0.11	(0.66)
Dividends declared per share	0.30	0.30	0.30	0.30
___________________________________________________________________________________________________________________
(1)Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
(2)Third quarter “net income (loss),” “net income (loss) attributable to W. R. Grace & Co. shareholders,” and the related earnings per share data include the effects of a pre-tax charge of $27.0 million for estimated costs to construct a new dam spillway at the former vermiculite mine site in Libby, Montana, as well as a $39.4 million loss on early extinguishment of debt.
(3)Fourth quarter “net income (loss),” “net income (loss) attributable to W. R. Grace & Co. shareholders,” and the related earnings per share data include the effects of the annual pension mark-to-market adjustment, as well as charges related to legacy items (see Note 10).

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
___________________________________________________________________________________________________________________
(1)Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
(2)First quarter “net income (loss),” “net income (loss) attributable to W. R. Grace & Co. shareholders,” and the related earnings per share data include the effects of a pre-tax charge of $45.0 million for estimated costs to construct a new dam spillway at the former vermiculite mine site in Libby, Montana.
(3)Fourth quarter “net income (loss),” “net income (loss) attributable to W. R. Grace & Co. shareholders,” and the related earnings per share data include the effects of the annual pension mark-to-market adjustment, as well as charges related to legacy items (see Note 10).
22. Subsequent Event
On February 25, 2021, Grace entered into a definitive agreement to acquire the Fine Chemistry Services business of Albemarle Corporation (“Albemarle”) for approximately $570 million, including $300 million to be paid in cash at closing and $270 million to be funded through the issuance to Albemarle of non-participating preferred equity of a newly created wholly owned Grace subsidiary. The cash portion of the transaction is expected to be funded through a combination of debt and cash on hand. This acquisition would strengthen and expand Grace’s existing pharma portfolio, within the Materials Technologies segment. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals.

TOC—Financial Statements
W. R. GRACE & CO. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2020

(In millions)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$13.7	$0.6	$(12.1)	$0.1	$2.3
Valuation allowance for deferred tax assets(2)	24.1	15.5	(0.9)	—	38.7
For the Year Ended December 31, 2019

(In millions)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$12.0	$3.2	$(1.5)	$—	$13.7
Valuation allowance for deferred tax assets(3)	19.9	9.2	(5.0)	—	24.1
For the Year Ended December 31, 2018

(In millions)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$12.0	$—	$—	$—	$12.0
Valuation allowance for deferred tax assets(4)	12.0	10.7	(2.8)	—	19.9
___________________________________________________________________________________________________________________
(1)Effects of currency translation.
(2)The valuation allowance increased $14.6 million from December 31, 2019, to December 31, 2020. The increase was primarily due to projected consolidated taxable income, causing the expiration of foreign tax credits in 2021.
(3)The valuation allowance increased $4.2 million from December 31, 2018, to December 31, 2019. The increase was primarily due to the projected taxable income in certain foreign jurisdictions.
(4)The valuation allowance increased $7.9 million from December 31, 2017, to December 31, 2018. The increase was primarily due to changes in expected foreign tax credit utilization.

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
There was no change in Grace’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, Grace’s internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

TOC—Financial Statements
PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding Grace’s executive officers appears at Part I after Item 4 of this report. The other information required by this Item is incorporated by reference to the definitive proxy statement that Grace will file with the SEC no later than 120 days after December 31, 2020 (the “2021 Proxy Statement”).
Item 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is Incorporated by reference to the 2021 Proxy Statement.

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
In reviewing the agreements included as exhibits to this and other Reports filed by Grace with the Securities and Exchange Commission, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Grace or other parties to the agreements. The agreements generally contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement. These representations and warranties:
•are not statements of fact, but rather are used to allocate risk to one of the parties if the statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and do not reflect more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Grace may be found elsewhere in this report and Grace’s other public filings, which are available without charge through the Securities and Exchange Commission’s website at http://www.sec.gov.

Exhibit No.	Exhibit	Location
2.1	Joint Plan of Reorganization of W. R. Grace & Co. and its Debtor Subsidiaries.	Exhibit 2.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.2	Order Confirming Joint Plan of Reorganization.	Exhibit 2.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.3	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/28/16) SEC File No.: 001-13953
2.4	Amended and Restated Sale and Purchase Agreement, dated as of February 21, 2018, by and between Albemarle Corporation and W. R. Grace & Co.–Conn.	Exhibit 2.4 to Form 10-K (filed 2/22/18) SEC File No.: 001-13953
2.5	Sale, Purchase and Contribution Agreement, dated as of February 25, 2021, by and among Albemarle Corporation, W. R. Grace & Co.–Conn., and Fine Chemical Manufacturing Services LLC.	Filed herewith.
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
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
Exhibit 4.1 to Form 8-K (filed 4/03/18) SEC File No.: 001-13953
4.13	Second Supplemental Indenture, dated as of April 3, 2018, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.2 to Form 10-Q (filed 5/09/18) SEC File No.: 001-13953
4.14	Description of W. R. Grace & Co. Securities.	Exhibit 4.14 to Form 10-K (filed 2/27/20) SEC File No.: 001-13953
4.15	Third Supplemental Indenture, dated as of June 26, 2020, by and among W. R. Grace & Co.–Conn., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.2 to Form 8-K (filed 6/26/20) SEC File No.: 001-13953
4.16	Form of 4.875% Note due 2027 (included as Exhibit A to Exhibit 4.15).	Exhibit 4.3 (included as Exhibit A to Exhibit 4.2) to Form 8-K (filed 6/26/20) SEC File No.: 001-13953
10.1
WRG Asbestos Property Damage Settlement Trust Agreement, dated as of February 3, 2014, by and between W. R. Grace & Co., the Asbestos PD Future Claimants’ Representative, the Official Committee of Asbestos Property Damage Claimants, the Asbestos PD Trustees, Wilmington Trust Company, and the members of the Zonolite Attic Insulation Trust Advisory Committee.
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.2	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953*
10.3	Form of Performance-based Unit Agreement (2016).	Exhibit 10.2 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.4	Form of Stock Option Award Agreement (2016).	Exhibit 10.1 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*

TOC—Financial Statements

Exhibit No.	Exhibit	Location
10.5	Form of Restricted Stock Award Agreement (2016).	Exhibit 10.3 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.6	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended.	Exhibit 10.7 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.7	W. R. Grace & Co. Executive Salary Protection Plan, as amended.	Exhibit 10.8 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.8	Form of Executive Change in Control Severance Agreement between Grace and certain officers.	Exhibit 10.17 to Form 10-K (filed 3/13/03) SEC File No.: 001-13953*
10.9	Severance Plan for Leadership Team Officers of W. R. Grace & Co.	Exhibit 10.2 to Form 8-K (filed 2/04/16) SEC File No.: 001-13953*
10.10	2015 Executive Annual Incentive Compensation Plan.	Exhibit 10.1 to Form 8-K (filed 5/12/15) SEC File No.: 001-13953*
10.11	Tax Sharing Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.1 to Form 8-K (filed 1/28/16) SEC File No.: 001-13953
10.12	Letter Agreement dated February 28, 2008, between Fred Festa, on behalf of Grace, and Hudson La Force III (includes indemnification provision).	Exhibit 10.1 to Form 8-K (filed 3/07/08) SEC File No.: 001-13953*
10.13	Letter Agreement dated November 13, 2013, between Fred Festa, on behalf of Grace, and Keith N. Cole (includes indemnification provision).	Exhibit 10.20 to Form 10-K (filed 2/25/15) SEC File No.: 001-13953*
10.14	Letter Agreement dated December 3, 2014, between Fred Festa, on behalf of Grace, and Elizabeth C. Brown (includes indemnification provision).	Exhibit 10.1 to Form 10-Q (filed 5/07/15) SEC File No.: 001-13953*
10.15	Restricted Stock Unit Award Agreement, dated February 22, 2018, between W. R. Grace & Co. and Fred Festa, in connection with transition to Non-executive Chairman.	Exhibit 10.1 to Form 10-Q (filed 5/09/18) SEC File No.: 001-13953*
10.16	Stock Option Award Agreement, dated February 22, 2018, between W. R. Grace & Co. and Fred Festa, in connection with transition to Non-Executive Chairman.	Exhibit 10.2 to Form 10-Q (filed 5/09/18) SEC File No.: 001-13953*
10.17	W. R. Grace & Co. 2018 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 5/14/18) SEC File No.: 001-13953*
10.18	Form of W. R. Grace & Co. Performance-Based Units (“PBUs”) Grant Agreement (2018).	Exhibit 10.2 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.19	Form of W. R. Grace & Co. Restricted Share Units (“RSUs”) Grant Agreement (2018).	Exhibit 10.3 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.20	Form of W. R. Grace & Co. Nonstatutory Stock Option (“NSOs”) Grant Agreement (2018).	Exhibit 10.4 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.21	Separation Agreement and General Release, dated as of May 31, 2018, by and between W. R. Grace & Co.–Conn., et al., and Thomas E. Blaser.	Exhibit 10.5 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.22	Letter Agreement, dated as of February 20, 2019, by and among W. R. Grace & Co., 40 North Management LLC, 40 North GP III LLC, 40 North Latitude Master Fund Ltd. and 40 North Latitude Fund LP.	Exhibit 99.1 to Form 8-K (filed 2/20/19) SEC File No.: 001-13953*
10.23	Letter Agreement dated November 13, 2020, between Elizabeth C. Brown, on behalf of Grace, and Cherée H. Johnson (includes indemnification provision).	Filed herewith*
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24	Powers of Attorney.	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
95	Mine Safety Disclosure Exhibit.	Filed herewith

TOC—Financial Statements

Exhibit No.	Exhibit	Location
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Filed herewith
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
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature		Title
R. F. Cummings, Jr.*	}
D. H. Gulyas*	}
J. Fasone Holder*	}
H. R. Slack*	}	Directors
C. J. Steffen*	}
M. E. Tomkins*	}
S. Yanai*	}

/s/ HUDSON LA FORCE	President and Chief Executive Officer and Director (Principal Executive Officer)
Hudson La Force
/s/ WILLIAM C. DOCKMAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
William C. Dockman

___________________________________________________________________________________________________________________
*By signing her name hereto, Cherée H. Johnson is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ CHERÉE H. JOHNSON
Cherée H. Johnson (Attorney-in-Fact)