Form 10-K/A
period 2020-12-31
W R GRACE & CO
filed 2021-04-30
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,844,898,340.
At March 31, 2021, 66,248,119 shares of W. R. Grace & Co. Common Stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment No.1” or “Form 10-K/A”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, of W. R. Grace & Co., a Delaware corporation, originally filed February 26, 2021, with the United States Securities and Exchange Commission, or the “SEC” (the “Original Filing”). We are filing this Amendment No. 1 to include in the Original Filing the information required by Part III (Items 10, 11, 12, 13, and 14) of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by such items of Part III of Form 10-K to be incorporated into by reference from a registrant’s definitive proxy statement, if such definitive proxy statement is filed with the SEC not later than 120 days after the end of the registrant’s fiscal year covered by such Form 10-K. We are filing this Amendment No. 1 to include Part III information in the Original Filing because we will not file a definitive proxy statement within such 120-day period.
Part III (Items 10, 11, 12, 13 and 14) of the Original Filing is hereby deleted in its entirety and replaced with the following Part III set forth below, and Item 15 of Part IV of the Original Filing is being amended to add new exhibits, including certifications. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31(i).3 and Exhibit 31(i).4, respectively. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Also, we are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Further, we are amending the cover page to update the number of ordinary shares outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.
Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

GENERAL REFERENCES
Notes on references that we use in this disclosure. Unless the context indicates otherwise, the terms “Grace,” the “Company,” “we,” “us,” or “our” mean (i) W. R. Grace & Co. itself, or (ii) W. R. Grace & Co. and/or one or more of its consolidated subsidiaries and affiliates and, in certain cases, their respective predecessors. Unless otherwise indicated, the contents of websites that we mention are not incorporated by reference or otherwise made a part of this Report.
We refer to the Financial Accounting Standards Board as the “FASB.” The FASB issues, among other things, Accounting Standards Codifications (which we refer to as “ASC”) and Accounting Standards Updates (which we refer to as “ASU”). We refer to the U.S. Internal Revenue Service as the “IRS.”
TRADEMARKS AND OTHER INTELLECTUAL PROPERTY REFERENCED IN THIS DISCLOSURE
Trademarks and other intellectual property that we discuss in this disclosure. GRACE®, the GRACE® logo (and any other use of the term “Grace” as a tradename) as well as the other trademarks, service marks, or trade names used in this Report are trademarks, service marks, or trade names, registered in the United States and/or other countries, of Grace or its operating units, except as otherwise indicated. UNIPOL® and UNIPOL UNIPPAC® are trademarks of The Dow Chemical Company or an affiliated company of Dow. Grace and/or its affiliates are licensed to use the UNIPOL® and UNIPOL UNIPPAC® trademarks in the area of polypropylene. ART® and ADVANCED REFINING TECHNOLOGIES® are trademarks, registered in the United States and/or other countries, of Advanced Refining Technologies LLC. RESPONSIBLE CARE® and RESPONSIBLE CARE MANAGEMENT SYSTEM® are trademarks, registered in the United States and/or other countries, of the American Chemistry Council. ‡Sustainalytics, a leading independent provider of ESG and corporate governance ratings, research and analysis, has provided the ESG Risk Rating as set forth in the ESG Risk Rating Summary Report issued December 31, 2020.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this communication may contain forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, statements regarding: financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; impact of COVID-19 on our business; competitive positions; growth opportunities for existing products; benefits from new technology; benefits from cost reduction initiatives; succession planning; markets for securities; the anticipated timing of closing of the proposed transaction between the Company and affiliates of Standard Industries Holdings Inc. and the potential benefits of the proposed transaction. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We are subject to risks and uncertainties that could cause actual results or events to differ materially from our projections or that could cause forward-looking statements to prove incorrect. Factors that could cause actual results or events to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy and transportation; the effectiveness of our research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting our outstanding indebtedness; developments affecting our pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; our legal and environmental proceedings; environmental compliance costs (including existing and potential laws and regulations pertaining to climate change); the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; the economics of our customers’ industries, including the petroleum refining, petrochemicals, and plastics industries, and shifting consumer preferences; public health and safety concerns, including pandemics and quarantines; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between Grace and Standard Industries Holdings Inc.’s affiliates; the failure to obtain Grace shareholder approval of the proposed transaction or the failure to satisfy any of the other conditions to the completion of the proposed transaction; risks relating to the financing required to complete the proposed transaction; the effect of the announcement of the proposed transaction on the ability of Grace to retain and hire key personnel and maintain relationships with its customers, vendors and others with whom it does business, or on its operating results and businesses generally; risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction; the ability to meet expectations regarding the timing and completion of the transaction; significant transaction costs, fees, expenses and charges; the risk of litigation and/or regulatory actions related to the transaction; other business effects, including the effects of industry, market, economic, political, regulatory or world health conditions (including new or ongoing effects of the COVID-19 pandemic), and other factors detailed in the Original Filing and Grace’s other filings with the SEC, which are available at http://www.sec.gov and on Grace’s website at www.grace.com. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to our projections and forward-looking statements, or to update them to reflect events or circumstances occurring after the dates those projections and statements are made.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
In 2020, our directors delivered strong leadership to manage the challenges that the pandemic and hurricanes presented. We met 16 times to support our management team in developing and implementing new safety protocols to protect our employees and our operations and to protect our ability to pursue our growth plan and deliver long-term value to our customers and shareholders — all of which we accomplished. In these meetings, we worked with our management team and advisors to undertake a thorough review of potential strategic alternatives to maximize value for shareholders.
Our directors’ wealth of leadership capabilities and experiences were critical to their effective guidance and oversight in a challenging year. Background information about the nominees and our other directors, including their business experience and directorships held during the past five years, ages as of February 15, 2021, and certain individual qualifications and skills that contribute to our effectiveness as a whole, are described below.

Class I—Term to expire at the 2021 Annual Meeting

Hudson La Force President & CEO, W. R. Grace & Co. Age 56 Director since 2017
Experience
•President and Chief Executive Officer, W. R. Grace & Co. (November 2018 - present); President and Chief Operating Officer (2016 - 2018), where responsible for Grace’s Catalysts Technologies and Materials Technologies business segments and Grace’s global manufacturing and supply chain operations; Chief Financial Officer (2008 - 2016)
•Chief Operating Officer and Senior Counselor to the Secretary, U.S. Department of Education and served as a member of the President’s Management Council
•Held general management and financial leadership positions with Dell, Inc., AlliedSignal, Inc. (now Honeywell International Inc.), Emerson Electric Co., and Arthur Andersen & Co.
Qualifications
•Significant leadership, operations, and financial experience
•In-depth knowledge of our growth strategy, customers and worldwide operations
Education
•BBA, Baylor University
•MBA, Kellogg School of Management at Northwestern University
Corporate Boards
•Madison Industries, a Chicago-based private industrial holding company, Advisory Board

Mark E. Tomkins Age 65 Director since 2006
Experience
•Retired Senior Vice President and Chief Financial Officer, Innovene, a petrochemical and oil refining company controlled by BP that is now part of the INEOS Group (2005 - 2006)
•Chief Financial Officer, Vulcan Materials Company (2001 - 2005)
•Chief Financial Officer, Great Lakes Chemical (1998 - 2001)
•Held various mid- and upper-level financial positions with AlliedSignal (now Honeywell International Inc.) and Monsanto Company
•Certified public accountant
Qualifications
•Intimate knowledge of the global chemicals and petroleum industries
•Significant experience overseeing finance and business development in major corporations
•Substantial governance and oversight experience
Education
•BS, Eastern Illinois University
•MBA, Eastern Illinois University
Corporate Boards
•Terminix Global Holdings, Inc. (f/k/a ServiceMaster Holdings), Lead Director; formerly non-executive Chairman
•Trinseo LLC
Former Corporate Board Service
•Klockner Pentaplast
•Elevance Renewable Sciences Inc., a privately-held renewable polymer and energy company
•CVR Energy, Inc.

Class II—Term to expire at the 2022 Annual Meeting

Robert F. Cummings, Jr. Age 71 Director since 2015
Experience
•Retired Vice Chairman of Investment Banking, JPMorgan Chase & Co. (2010 - 2016)
•Began his business career in the investment banking division of Goldman, Sachs & Co., where he was named a Partner and served as an advisory director
Qualifications
•More than 30 years of investment banking experience advising corporate clients on financings, business development, mergers and acquisitions, and other strategic financial issues
•Significant knowledge of public markets, private equity, and real estate
•Substantial governance and oversight experience
Education
•BA, Union College
•MBA, University of Chicago
Corporate Boards
•Corning Inc.
Former Corporate Board Service
•Viasystems Group, Inc. (2002 - 2015)

Diane H. Gulyas Age 64 Director since 2015
Experience
•Retired President, Performance Polymers business, E.I. du Pont de Nemours and Company (2009 - 2014)
•Chief Marketing and Sales Officer, DuPont, responsible for corporate branding and marketing communications, market research, e-business, and marketing/sales capability worldwide (2004 - 2009)
•Group Vice President of DuPont’s electronic and communication technologies platform
•Vice President and General Manager for DuPont’s advanced fiber business
•Joined DuPont in 1978
Qualifications
•Substantial and varied management experience
•Strong skills in engineering, manufacturing (domestic and international), marketing, and non-U.S. sales and distribution
•Governance and oversight experience
Education
•BS, Chemical Engineering, University of Notre Dame
Corporate Boards
•Expeditors International of Washington, Inc.
•Ingevity Corporation
Former Corporate Board Service
•Navistar International Corporation (2009 - 2012)
•Mallinckrodt Pharmaceuticals (2013 - 2018)

Henry R. Slack Managing Director, Quarterwatch LLC Age 71 Director since 2019*
Experience
•Managing Director of Quarterwatch LLC ( 2001 - present)
•Director, E. Oppenheimer and Son International Limited and on its Investment Committee (1979 - 2017)
•Executive Director, Anglo American plc (1980 - 2000)
•Chief Executive Officer, Minorco SA, an international mining company (1991 - 1999)
Qualifications
•Significant industry and international experience and the perspectives of a public company chairman and chief executive officer
•Background includes extended service on the boards of both a supplier of catalysts and a large consumer of materials
•Extensive experience in the areas of business, finance and capital markets
Education
•BA, Princeton University
Corporate Boards
•Alico, Inc. (previously Chairman), a publicly-traded holding company with interests in agriculture and environmental resources
Former Corporate Board Service
•Terra Industries, an international nitrogen-based fertilizer company (1983 - 2010); Chairman (2001 - 2010)
•SABMiller plc (1998 - 2002)
•Minorco SA (1980 - 1999)
•Salomon Brothers (1982 - 1988)
•Englehard Corporation (1985 - 2006)

_______________________________________________________________________________
*    For additional information regarding Mr. Slack’s election as a director of the Company, see Item 13, “Certain Relationships and Related Transactions, and Director Independence” under the captions “Related Party Transactions - Agreements with Certain of our Shareholders.”

Class III—Term to expire at the 2023 Annual Meeting

Julie Fasone Holder Chief Executive Officer, JFH Insights LLC Age 68 Director since 2016
Experience
•Chief Executive Officer, JFH Insights LLC, a consulting firm primarily dedicated to leadership coaching for high potential women executives (2009 - present)
•Retired Senior Vice President, Chief Marketing, Sales and Reputation Officer, U.S. Area Executive Oversight, The Dow Chemical Company (2007 - 2009); Corporate Vice President, Human Resources, Public Affairs and Diversity and Inclusion (2006 - 2007); Business Vice President Specialty Plastics, (2004 - 2006); Business Vice President Industrial Chemicals (2000 - 2004); joined in 1975
Qualifications
•Strong international business management, including sales, marketing, and operations
•Deep chemical industry knowledge and experience that provides an important depth of understanding of how our businesses operate and interact with customers and suppliers
•Substantial human capital management experience including diversity, equity and inclusion
Education
•BA, Michigan State University
Corporate Boards
•Eastman Chemical Company
•McLaren Northern MI Hospital, Board of Trustees

Christopher J. Steffen Non-Executive Chairman, W. R. Grace & Co. Age 78 Director since 2006
Experience
•Appointed non-executive Chairman of the Board of Directors on November 7, 2019; previously, Lead Independent Director, presiding at all executive sessions of the Board
•Retired Vice Chairman, Citicorp and its principal subsidiary, Citibank N.A. (1993 - 1996)
•Senior Vice President and Chief Financial Officer, Eastman Kodak (1993)
•Executive Vice President and Chief Financial and Administrative Officer, Honeywell International, Inc. (1989 -1993)
•Vice President and Controller, Chrysler Corporation (1981 - 1988)
Qualifications
•Background as a financial and operational leader with companies with global operations in various industries
•Extensive international business expertise and knowledge of financial matters and financial reporting
•Substantial governance and oversight experience
Education
•BA, University of Michigan
•MBA, Wayne State University
Former Corporate Board Service
•Viasystems Group, Inc. (2003 - 2015), Chairman
•Platinum Underwriters Holdings, Ltd. (2010 - 2015)
•Accelrys, Inc. (2004 - 2012)
•Citicorp and its principal subsidiary, Citibank N.A. (1993 - 1996)
•Honeywell International, Inc. (1990 - 1992)

Shlomo Yanai Board Chair, Lumenis Age 68 Director since 2018
Experience
•Board Chair, Lumenis (2020 - present)
•Senior Advisor, Moelis & Company (2016 - present)
•Retired President and Chief Executive Officer, Teva Pharmaceutical Industries Ltd. (2007 - 2012)
•Chief Executive Officer and President, ADAMA Agricultural Solutions Ltd. (2002 - 2006)
•Served for 32 years with the Israeli Defense Forces in a variety of leadership roles, retired as a Major General
Qualifications
•Global industry leadership
•Successful completion of over 20 acquisitions
•Specialty chemicals and pharmaceutical experience
•Perspective of a former Chief Executive Officer and Chair of three boards
Education
•BA, Tel Aviv University
•MPA, George Washington University
•AMP, Harvard Business School
Corporate Boards
•Amneal Pharmaceuticals, Inc.
•Current nominee to serve as member of Board of Directors of Philip Morris International Inc.
Former Corporate Board Service
•PDL BioPharma, Inc. (2018 - 2020)
•Cambrex Corporation, Chairman (2014 - 2019)
•Protalix Biotherapeutics, Inc., Chairman (2014 - 2019)
•Perrigo Company plc (2015 - 2017)
•Sagent Pharmaceuticals, Inc. (2015 - 2017)

Our Executive Officers
Certain information required by this Item regarding Grace’s executive officers appears at Part I after Item 4 in the Original Filing under the caption, “Information about our Executive Officers.” As Mr. La Force is also a director of the Company, additional information regarding his experience is set forth above under the caption “Our Board of Directors.” Further information regarding our executive officers required by this Item is set forth below.
Family Relationships
There are no family relationships among any of our directors or executive officers.

Corporate Governance
How the Board is Selected, Elected, Evaluated and Refreshed
Number and Independence of Directors
Our Board determines the number of directors. Currently, our Board consists of eight members. Under our Corporate Governance Principles, a substantial majority of Grace’s directors are required to be “independent” as determined under guidelines set forth in the listing standards of the New York Stock Exchange, or “NYSE.” Our Board, at its February 25, 2021, meeting, affirmatively determined that all of our directors, other than Mr. La Force, are independent under NYSE rules, because none of the directors has any direct or indirect material relationship with Grace or our subsidiaries under those rules.
The independence determination by the Board with respect to all directors (other than Mr. La Force) included the following:
•None of these directors has any material relationship with Grace (either directly or as a partner, shareholder or officer of an organization that has a relationship with Grace).
•None of these directors are, or have been within the last three years, an employee of Grace, nor is there an immediate family member who is, or has been within the last three years, an executive officer of Grace.
•None of these directors received, nor is there an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 in direct compensation from Grace, other than director and committee fees.
•None of these directors: (i) is a current partner or employee of a firm that is Grace’s internal or external auditor; (ii) has an immediate family member who is a current partner of such a firm; (iii) has an immediate family member who is a current employee of such a firm and personally works on Grace’s audit; and (iv) was, or has an immediate family member who was within the last three years a partner or employee of such a firm and personally worked on Grace’s audit within that time.
•None of these directors or any immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of Grace’s present executive officers at the same time serves or served on that company’s compensation committee.
•None of these directors or any immediate family member is a current executive officer of a company that has made payments to, or received payments from, Grace for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
•None of these directors, nor any member of their immediate families, is an executive officer of any other entity with whom Grace does any material amount of business.
•None of these directors serve, or within the last five years served, as an executive officer, director, trustee or fiduciary of any charitable organization to which Grace made any material charitable donation.

Two directors resigned from our Board in 2020: (i) Jeffry N. Quinn resigned from our Board, effective March 1, 2020; and (ii) Kathleen G. Reiland, resigned from our Board, effective October 13, 2020, based on her disagreement with the Board regarding Grace’s strategic direction. Both Mr. Quinn and Ms. Reiland had served on the Board’s Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees prior to their resignations, and each was an independent director under NYSE rules and the aforementioned independence standards.
Director Terms
Our Amended and Restated Certificate of Incorporation provides for the division of our Board into three classes, each to serve for a three-year term and until their respective successors are duly elected and qualify. The term of one class of directors currently expires each year at the annual meeting of shareholders. Our Board may fill a vacancy by electing a new director to the same class as the director being replaced. Our Board may also create a new director position in any class and elect a director to hold the newly created position.
Over the last several years, the Board has undergone significant refreshment through the addition of new members and the departure of longer-serving members.
Director Identification and Selection
When our Board or the Nominating and Governance Committee has identified the need to add a new Board member with specific qualifications or to fill a vacancy on our Board, the Chair of the Nominating and Governance Committee will initiate a search, seeking input from other directors and management, review any candidates that the committee has previously identified or that have been recommended by shareholders in that year, and may retain a search firm. The committee will identify the initial list of candidates who satisfy the specific criteria, if any, and otherwise qualify for membership on our Board. Generally, the Chair of the Nominating and Governance Committee, together with two other members of that committee, and our CEO, will interview each qualified candidate. Other directors may also interview the candidate if practicable. Based on a successful outcome of those reviews, the committee will make its recommendation on the candidate to our Board.
The Nominating and Governance Committee has the sole authority to retain and terminate any search firm to be used to identify director candidates and the sole authority to approve the search firm’s fees and other retention terms.
Based on the belief that the Board’s effectiveness is enhanced by having an appropriate mix of longer-serving directors, who have a valuable understanding of our businesses, and newcomers who bring fresh viewpoints, the Nominating and Governance Committee has pursued a multi-year refreshment initiative which has significantly improved our Board’s diversity. As of March 31, 2021, the median tenure of our independent directors was slightly over six years, with only two independent directors having served for more than ten years. Presently, 29% of our independent directors are women.
Director Evaluations
Our Board conducts a self-evaluation process every year and periodically reviews the skills and characteristics needed by our Board. As part of the director evaluation review process, our Board considers the skill areas represented on our Board, those skill areas represented by directors expected to retire or leave our Board in the near future, and recommendations of directors regarding skills that could improve the ability of our Board to carry out its responsibilities.
Our Board and committee self-evaluation process starts with the distribution of extensive questionnaires seeking feedback regarding, among other things: responsibilities and contributions; culture and atmosphere; meetings and materials; and continuous improvement. The compiled responses become the basis for discussions in executive sessions in Board and committee meetings early each year. Thereafter, based on the evaluation results, the Board and committees consider changes to their practices and implement such improvements, when appropriate. As a result of these evaluations and discussions, the Board has taken actions such as updating Board and Committee Charters, responsibilities, and information management practices.
How We Are Organized
Under our Corporate Governance Principles, our Board makes a determination as to whether our CEO should also serve as the Board Chair. The Board makes this determination as part of the succession planning process, based upon the composition of our Board, and the circumstances of Grace at the relevant time. In 2019, the Board appointed Mr. Steffen to serve as independent, non-executive Chairman of our Board. Our Board believes that this leadership structure is appropriate for Grace and is in the best interests of Grace shareholders at this time.
As the independent Board Chair, Mr. Steffen presides at all meetings of our Board; calls and presides over executive sessions of the independent directors at each Board meeting; acts as primary liaison with the independent directors; approves Board meeting agendas; approves meeting schedules to assure that there is sufficient time for discussion of all agenda items; consults with the CEO on major issues in advance of each Board meeting; and calls meetings of the independent directors. He also serves as a contact for Grace shareholders who wish to communicate with our Board. Prior to Mr. Steffen’s appointment as non-executive Chairman, he served as the Company’s Lead Independent Director.
Interested parties may communicate with Mr. Steffen by writing to him at the following address: Christopher J. Steffen, Chairman, c/o W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044.
Standing Committees of our Board of Directors
Our Board has the following four standing committees: (i) Audit Committee; (ii) Nominating and Governance Committee; (iii) Compensation Committee; and (iv) Corporate Responsibility Committee. Only independent directors, as independence is determined in accordance with NYSE rules, are permitted to serve on the standing committees. The Board annually selects, from among its members, the members and Chair of each standing committee.
The table below provides information with respect to current standing committee memberships of the directors as of March 15, 2021. The table also sets forth the number of meetings (including teleconference and videoconference meetings) held by each Board committee in 2020. We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors, but we do not pay our directors any separate meeting fees.

Director	Audit	Compensation	Nominating and Governance	Corporate Responsibility
Robert F. Cummings, Jr.	•	•	•	•
Julie Fasone Holder	•	•	•	C
Diane H. Gulyas	•	C	•	•
Hudson La Force
Henry R. Slack	•	•	•	•
Christopher J. Steffen*	•	•	C	•
Mark E. Tomkins	C	•	•	•
Shlomo Yanai	•	•	•	•
Number of 2020 Meetings	5	7	1	2
_______________________________________________________________________________
•    Committee Member and Independent Director
C    Committee Member, Independent Director, and Committee Chair
*    Chairman of the Board

Each standing committee has a written charter that describes its responsibilities. Each of the standing committees has the authority, as it deems appropriate, to independently engage outside legal, accounting or other advisors or consultants. In addition, each standing committee annually conducts a review and evaluation of its performance and reviews and reassesses its charter. You can find the current charters of each standing committee on our website at www.grace.com/en-us/corporate-leadership/Pages/Governance.aspx.
Audit Committee
The Audit Committee has been established in accordance with the provisions of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” the rules of the NYSE, and our Corporate Governance Principles. The Audit Committee assists our Board in overseeing:
•the integrity of Grace’s financial statements;
•Grace’s compliance with legal and regulatory requirements;
•the qualifications and independence of the independent auditors;
•the performance of Grace’s internal audit function and independent auditors;
•Grace’s systems of disclosure controls and procedures and internal controls over financial reporting; and
•the preparation of the internal control report and an audit committee report as required by the United States Securities and Exchange Commission, or the “SEC.”
The Audit Committee has the authority and responsibility for the appointment, retention, compensation, oversight and, if circumstances dictate, discharge of Grace’s independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. The independent auditors report directly to the Audit Committee and, with the internal auditors, have full access to the Audit Committee and routinely meet with the Audit Committee without management being present. The Audit Committee is also responsible for reviewing, approving and ratifying any related party transaction.
All of the members of our Audit Committee meet the independence standards of the SEC and NYSE, are financially literate within the meaning of the NYSE listing standards and meet the experience and financial requirements of the NYSE listing standards. Mr. Tomkins serves as Chair of the Audit Committee. Our Board determined that Mr. Tomkins is an “audit committee financial expert” as defined by SEC rules and regulations. A number of our other independent directors would also qualify as audit committee financial experts.
Nominating and Governance Committee
The Nominating and Governance Committee
•sets criteria for the selection of directors, identifies individuals qualified to become directors, and recommends to our Board the director nominees for the annual meeting of shareholders;
•develops and recommends to our Board appropriate corporate governance principles applicable to Grace; and
•oversees and administers the evaluation of our Board, its committees and management.
In considering candidates for election to our Board (including candidates recommended by shareholders), we believe that our Board should be comprised of individuals having the leadership capabilities, experience, backgrounds, skills and diversity important for our business. We value diversity in all its forms and work to ensure that our Board reflects diversity of gender and other attributes as well as diversity of industry experience, and functional background. When we undertake searches for new members of our Board, we focus on gender and racial/ethnic diversity as well as candidate’s skills, experiences and other attributes. We also believe that a substantial majority of our Board should be independent, as defined by NYSE rules and applicable laws and regulations.

Each member of the Nominating and Governance Committee meets the independence standards of the NYSE. Mr. Steffen serves as Chair of the Nominating and Governance Committee.
Compensation Committee
The Compensation Committee
•approves all compensation actions with respect to nonemployee members of the Board and executive officers of the Company;
•evaluates and approves the Grace annual and long-term incentive compensation plans (including equity-based plans);
•oversees the development of succession plans for the CEO and the other executive officers; and
•produces and approves an annual report on executive officer compensation as required by applicable law.
The committee engaged Willis Towers Watson, or “WTW,” a leading global advisory, broking and solutions company, as its independent provider of compensation consulting services for decisions relating to 2020 compensation. Please see “Executive Compensation—Compensation Discussion and Analysis” in this Form 10-K/A for more discussion about the role of WTW. The committee also utilizes external legal advisors as necessary and assesses the independence of all of its advisors.
Representatives of WTW regularly attended meetings of the committee. For portions of those meetings, our President and CEO, and our Senior Vice President, Human Resources and Information Technology, and Chief Human Resources Officer (our “CHRO”), also attended and were given the opportunity to express their views on executive compensation to the committee.
Each member of the Compensation Committee is independent under the independence standards of the NYSE; a “nonemployee director” of Grace as defined under Rule 16b-3 of the Exchange Act; and an “outside director” for the purposes of the corporate compensation provisions (previously) contained in Section 162(m) of the Internal Revenue Code of 1986, as amended, or Tax Code. Ms. Gulyas serves as Chair of the Compensation Committee.
Corporate Responsibility Committee
The Corporate Responsibility Committee assists our Board and management in addressing Grace’s environmental and social responsibilities to its various stakeholders. In particular, the committee counsels and advises management with respect to:
•the development, implementation and continuous improvement of procedures, programs, policies and practices relating to Grace’s environmental and social responsibilities, including ethical business practices, sustainability, and diversity and inclusion;
•the adherence to those procedures, programs, policies and practices at all levels of Grace; and
•the maintenance of open communications to ensure that issues are brought to the attention of, and considered by, all appropriate parties.
Each member of the Corporate Responsibility Committee is: independent under the independence standards of the NYSE; a “nonemployee director” of Grace as defined under Rule 16b-3 of the Exchange Act; and an “outside director” for the purposes of the corporate compensation provisions (previously) contained in Section 162(m) of the Tax Code. Ms. Holder serves as Chair of the Corporate Responsibility Committee.

How We Govern
Corporate Governance Principles
Our Board has adopted the Grace Corporate Governance Principles to provide a framework for the governance of Grace, and to promote the efficient functioning of our Board. These principles are reviewed, and updated as appropriate, our governance highlights include:
•An independent board chair
•A majority voting standard for uncontested director elections
•A small, steadily refreshed board
•Seven independent directors two of whom are women
•A management team of ten that, as of early 2021, includes two minorities and four women; three of four business leaders are diverse
•Best practice internal and external pay parity
•100% of NEOs have made personal investments in company equity
•A clawback policy covering ethics violations and financial misconduct resulting in restatements
You can find the Grace Corporate Governance Principles on our website at www.grace.com/en-us/corporate-leadership/Pages/Governance.aspx.
Director Attendance at Board of Directors Meetings
Our Board generally holds six regular meetings per year and meets on other occasions when circumstances require. Directors spend additional time preparing for Board and committee meetings and participating in conference calls to discuss quarterly earnings announcements or significant transactions or developments. Additionally, we may call upon directors for advice between meetings. Our Corporate Governance Principles provide that our Board will meet regularly in executive session without management in attendance. Under our Corporate Governance Principles, we expect directors to regularly attend meetings of our Board and of all committees on which they serve and to review the materials sent to them in advance of those meetings. We expect nominees for election at each annual meeting of shareholders to attend the annual meeting.
Our Board held 16 meetings in 2020. Each director currently serving on our Board attended 75% or more of the 2020 meetings of our Board and the Board committees on which the director served in 2020.
Director Attendance at the Annual Meeting
All of our directors serving on our Board at the time of the 2020 Annual Meeting of Shareholders attended that meeting. We expect our directors to attend Annual Meetings pursuant to our Corporate Governance Principles.
Board Role in Strategy Oversight
A key responsibility of our Board is the oversight of the Company’s short-term and long-term strategy. Our directors take an active role in the oversight of the Company’s strategy at both a Board and committee level and hold management accountable for the execution of our strategy. Each of our directors has an obligation to keep informed about the Company’s business and strategy. In doing so, they can better provide guidance to management in formulating and developing plans and knowledgeably exercise their decision-making authority on matters of importance to the Company.
Each year, our executive team meets to review and, when in the best interests of the Company, adjust the Company’s corporate strategy. Our Board, in turn, conducts its own review of the Company’s long-term strategic plan including its annual operating plan, and advises management on key priorities and our long-term strategy. Throughout the year, the Board receives information and updates from management and actively engages with senior leaders regarding the Company’s progress against its strategic goals.
Board Role in Risk Oversight
Our Board actively oversees the risk management of Grace, including the risks inherent in the implementation of our strategic plan and the operation of our businesses. Our Board reviews the Grace enterprise risk management program at least annually and considers whether risk management processes are functioning properly and are appropriately aligned to Grace’s strategy, culture, risk appetite and value-generation objectives. The Grace enterprise risk management program includes reviews of privacy and cybersecurity vulnerability and the actions necessary to enhance the controls and security of our information systems. Our Board provides guidance to management regarding risk management as appropriate for the risks faced by companies in our industry. These activities are supplemented by a rigorous internal audit function that reports directly to the Audit Committee. Our Board also oversees the risks posed by the COVID-19 pandemic and oversees our response to the COVID-19 pandemic.
Standing Board committees are responsible for overseeing risk management practices relevant to their functions. The Audit Committee oversees the management of market and operational risks that could have a financial impact, such as those relating to internal controls and financial liquidity. The Nominating and Governance Committee oversees risks related to governance issues, such as the independence of directors and the breadth of skills on our Board. The Compensation Committee manages risks related to Grace’s executive compensation plans and the succession of the CEO and other executive officers, and other talent-related risks. The Corporate Responsibility Committee manages certain risks related to government regulation and environment, health and safety matters, including the physical and transitional risks associated with climate change.
Board Role in Human Capital Management
Our Board believes that it has an important responsibility to oversee risks related to human capital, and this responsibility is shared by multiple Board committees as well as the full Board. While the full Board has oversight responsibilities for the overall management of human capital, the Corporate Responsibility Committee has specific responsibilities for reviewing management’s initiatives to promote diversity and inclusion in its talent acquisition, development, and retention programs. In addition, the Compensation Committee has specific responsibilities to review compensation policies and plans to promote the Company’s ability to attract, retain and motivate the talent required to execute our strategy.
Our Board believes it plays an important role as a resource to management in finding ways to extend our inclusive culture. Together, our Board and management seek and support top talent from diverse backgrounds to enhance innovation and to signal the importance of fairness and opportunity as ingredients supporting sustainable performance.

Share Ownership Guidelines
To ensure that the long-term financial interests of our directors and senior executives are fully aligned with the long-term interests of our shareholders, our Board implemented share ownership guidelines. The current guidelines are as follows:

Category	Ownership Guideline
Directors (Outside)	5 times cash portion of annual retainer
CEO	5 times base salary
Executive Officers, other than CEO	3 times base salary
Presidents of Operating Segments	2 times base salary
Certain Key Vice Presidents	1 times base salary
Directors and executives subject to the share ownership guidelines generally have five years from the later of 2016 or the year of their initial election or appointment within the relevant category above to comply with the guideline. 100% of Grace’s NEOs have invested personally in company equity in addition to the equity granted as part of their compensation.
Policy regarding Hedging and Pledging
Our policy regarding hedging and pledging provides that our directors and executive officers are not permitted to hedge their economic exposure to Grace common stock or other Company securities through put or call options, short sales, derivatives, or similar instruments or transactions, or pledge any Grace common stock or other Company securities as collateral or to secure any loan or other liability or obligation. The application of our hedging and pledging policy does not extend to officers or employees of the Company who are not directors or executive officers of Grace. The policy covers Grace common stock or other Company securities purchased by or granted to the directors and executive officers as part of Company compensation and would apply to such Grace common stock or other Company securities held directly or indirectly by our directors and executive officers.
Clawback Policy
To reinforce the alignment of management’s interests with those of our shareholders, and to support good governance practices, the Board has adopted an Executive Compensation Recovery Policy. The policy applies to recovery of both cash and equity incentive compensation in the case of: (i) misconduct that contributes to a restatement of the Company’s financial statements; (ii) breach of non-competition, non-solicitation or confidentiality obligations; or (iii) violations of the Company’s code of business ethics. The policy applies to all our NEOs.
Environment, Health, Safety, and Security (or “EHSS”) Programs
We continuously seek to improve our environment, health and safety performance. To the extent applicable, we extend the basic elements of the American Chemistry Council’s RESPONSIBLE CARE ® program to all our locations worldwide, embracing specific performance objectives in the key areas of management systems, product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.
Sustainability
Overview
We succeed when we deliver value to our customers, and that success is increasingly based on how we help customers meet their sustainability goals. Many of our products and technical services improve the efficiency of our customers’ processes or products, or enable them to reduce energy or water use, cut harmful emissions, conserve material inputs, and/or reduce waste. Several of our technologies enable our customers to make products that meet the toughest environmental standards, or to reformulate products to address rising consumer and regulatory expectations for sustainability, human health, and safety. As a leading manufacturer of process catalysts, we have become an active participant in the circular economy, with increasing business in assisting our customers with the recycling or reprocessing of spent catalysts. As part of our commitment to RESPONSIBLE CARE®, we systematically track safety and environmental performance through a comprehensive, global EHS management system covering the environmental, health, safety (including process safety and product safety) and security aspects of our operations, and track progress through pertinent metrics. In 2020, we also provided disclosures in line with the Sustainability Accounting Standards Board (SASB) standard for the chemical industry, and publicly reported our facility carbon emissions and water usage to the Carbon Disclosure Project (CDP). Our Board oversees the Company’s sustainability initiatives, including through its Corporate Responsibility Committee.
Product Portfolio
As part of our periodic strategic review of our product portfolio, we work to identify products that contribute to our customers’ sustainability objectives, including:
•Products designed for use-phase efficiency — defined by SASB as products that “through their use-can be shown to improve energy efficiency, eliminate or lower greenhouse gas (GHG) emissions, reduce raw materials consumption, increase product longevity, and/or reduce water consumption,” either through:
◦Improved products — by increasing the efficiency of a product during its use phase, or
◦Improved processes — by increasing the efficiency of the manufacturing processes used to make products;
•Meeting Strict Environmental Standards — products that directly enable customers to meet environmental regulatory/legal requirements applicable to their products or manufacturing processes; and
•Cleaner/Safer Products — products that enable customers to reformulate their products to avoid or reduce to de minimis levels substances of concern to their customers.
This year, we reviewed the requested disclosures from SASB, CDP as well as other ESG ratings organizations and expanded our product categories to include products that make a significant contribution to the move towards a more circular economy through:
•Circularity/Enabling Material Recycling and Renewable Feeds — products that are tailored to enable customers to replace petroleum inputs with bio-based and recycled materials, and FCC catalyst sales (not counted above) where Grace takes back spent FCC catalysts for recycling, or otherwise enables the reuse or recycling of spent catalysts.
Together, the products in our portfolio that address these sustainability endpoints accounted for approximately $1.1 billion or 49% of our total revenue in 2020 (including the revenues of our Advanced Refining Technologies LLC joint venture).
ESG Rankings
For 2020, Grace again earned a Gold Rating from EcoVadis, placing the Company in the 95th percentile of all companies ranked by EcoVadis on their sustainability performance. EcoVadis is a leading third-party entity that evaluates suppliers on a complex scale of sustainability and environmental, social, and governance, or “ESG,” factors. Also, in 2020, the ESG Risk Rating from Sustainalytics‡ placed us in the top quintile of both chemical and specialty companies.
Further Information
Shareholders and other interested persons can visit our website for additional sustainability information at http://www.grace.com/sustainability/en-us, including our disclosures to SASB and CDP. That further information is not incorporated by reference and is not a part of this Form 10-K/A.

Security
We have implemented the RESPONSIBLE CARE® Security Code through a Company-wide security program focused on the security of our people, processes, and systems. We have reviewed existing security, including cybersecurity and vulnerability, and have taken actions to enhance security systems where deemed necessary. In addition, we are complying with the Department of Homeland Security’s Chemical Facility Anti-Terrorism Standards, including identifying facilities subject to the standards, conducting security vulnerability assessments and developing site security plans, as necessary.

How You Can Communicate With Us
Communicating with the Board of Directors
We believe it is important for us as a board to cast a wide net to gather information and input, including individuals and entities who are not compensated by the Company. We therefore have established numerous engagement channels
•Participating in our annual meeting
•Requesting an engagement with our Independent Board Chair (contact information on website)
•Contacting the chair of our Audit Committee (contact information on website)
•Using our independently monitored reporting hotline available toll free for anonymous use if desired in 30 countries, staffed by multi-lingual case managers
•Corresponding with us by writing to Mr. Steffen, Chairman of the Board, at the following address: Christopher J. Steffen, Chairman of the Board, c/o W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044
The Board and management recognize the importance of proactive shareholder engagement. Throughout the year, our CEO/director, CFO and Vice President for Investor Relations engage regularly with shareholders on a variety of topics to ensure that we are aware of their viewpoints, address their questions and concerns, and provide a forum to receive their input and perspectives.
Our management’s proactive shareholder outreach and engagement provide an opportunity to discuss our strategy, financial results and business performance with investors and analysts. It occurs in many forms, including:
•Investor conferences
•Analyst meetings
•Headquarters events
•One-on-one meetings
•Investor days
•Investor presentations
•Video and telephonic conference calls
•E-mail communications
•Independent perception studies and quarterly sentiment reports (interviews with investors)
During 2020, representatives of the Company presented at eight investor conferences and conducted six “non-deal roadshows” (where our officers held discussions with current and potential investors in our Company, but not as part of an offering of Grace securities), many of which were in a virtual format this year in response to the pandemic. Our efforts led to over 300 unique “touch point” engagements with more than 200 buy-side and sell-side firms over the course of the year. Shareholder feedback from our robust engagement program is provided to our Board and management, and these viewpoints are considered in our decision-making.
We provide additional forms of communications directed toward our shareholders, including:
•Our annual report, SEC filings and proxy statement
•Our quarterly earnings releases and earnings presentations
•News releases
•Conference calls with question and answer sessions for our quarterly earnings releases and other major corporate events
•Our website and social media activity

Where can I find Grace corporate governance materials?
We have provided our Corporate Governance Principles, Business Ethics and Conflicts of Interest policies, and the Charters for the Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees of our Board on our website at www.grace.com/en-us/corporate-leadership/Pages/Governance.aspx. Our filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Section 16 insider trading transactions forms) are available at www.sec.gov.
Our Business Ethics and Conflicts of Interest policies are applicable to the members of our Board and to all of our employees, including, but not limited to, our principal executive officer, principal financial officer, principal accounting officer, and controller, or any person performing similar functions. Any amendments to or waivers of our Business Ethics and Conflicts of Interest policies that our Board approves will be disclosed on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K/A.
How can I obtain Grace corporate governance materials if I do not have access to the internet?
You may receive a copy of our corporate governance materials free of charge by:
•contacting Grace Shareholder Services at 410-531-4167; or
•writing to:
W. R. Grace & Co.
Attention: Grace Shareholder Services
7500 Grace Drive
Columbia, Maryland 21044
What is the process for reporting possible violations of the Grace Business Ethics and Conflicts of Interest policies?
Employees and other interested persons may anonymously report a possible violation of the Grace Business Ethics and Conflicts of Interest policies by calling NAVEX Global, a third-party service, at 866-458-3947 in the U.S. and Canada, or via the website at www.grace.ethicspoint.com. Toll-free telephone numbers for other countries can be found at https://grace.com/sustainability/en-us/Values-Ethics-Governance/Pages/Ethics-and-Business-Conduct.aspx. Reports of possible violations of the Grace Business Ethics and Conflicts of Interest policies may also be made to Cherée H. Johnson, our Chief Ethics and Compliance Officer at W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044. Reports may be made anonymously, subject to certain restrictions outside the U.S.
Reports of possible violations of the Grace Business Ethics and Conflicts of Interest policies that the complainant wishes to go directly to our Board may be addressed to the Chair of the Nominating and Governance Committee, Christopher J. Steffen. Mr. Steffen can be contacted with a letter to his attention at W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044.
Reports of possible violations of financial or accounting policies may be made to the Chair of the Audit Committee, Mark E. Tomkins. Mr. Tomkins can be contacted with a letter to his attention at W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044.

Item 11. EXECUTIVE COMPENSATION
How We are Paid
Director Compensation Program
Under our compensation program for nonemployee directors, each nonemployee director receives an annual retainer of $210,000 that is divided between cash and equity. For the equity-based portion of the retainer which is paid in fully vested shares of our common stock, we calculate the number of shares of common stock to be issued by dividing the grant date dollar amount to be paid in shares of common stock by the fair market value per share of our common stock. This fair market value per share is the average of the high and low trading prices of our common stock on the NYSE on the date of grant. If any calculation would result in a fractional share being issued, we round the number of shares to be issued up to the nearest whole share. Under this program, in 2020, each nonemployee director receives an annual retainer of $95,000 paid quarterly in cash and an annual award of approximately $115,000 of Grace common stock issued in May. The non-executive Chairman is paid an additional annual cash retainer of $100,000. Other additional annual cash retainers are as follows: the Audit Committee Chair receives $18,000; the Chair of the Compensation Committee receives $15,000; the Chair of the Nominating and Governance Committee receives $10,000; and the Chair of the Corporate Responsibility Committee receives $10,000. We reimburse nonemployee directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors; however, we do not pay our directors any separate meeting fees. Our nonemployee directors, and all Grace employees, are entitled to participate in the Grace Foundation’s Matching Grants Program.
Mr. La Force’s 2020 compensation, payable in respect of his services as President and Chief Executive Officer of the Company, is described in the Compensation Discussion and Analysis and compensation tables below. Mr. La Force does not receive any additional compensation for serving as a member of our Board.
The following table sets forth amounts that we paid to our nonemployee directors in connection with their services to Grace during 2020.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)(b)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(c)	Total ($)
Robert F. Cummings, Jr.	95,000	115,015	—	—	—	—	210,015
Julie Fasone Holder	105,000	115,015	—	—	—	3,000	223,015
Diane H. Gulyas	110,000	115,015	—	—	—	—	225,015
Jeffry N. Quinn (d)	15,834	—	—	—	—	—	15,834
Kathleen G. Reiland (e)	—	—	—	—	—	—	—
Henry R. Slack	95,000	115,015	—	—	—	—	210,015
Christopher J. Steffen	205,000	115,015	—	—	—	3,000	323,015
Mark E. Tomkins	113,000	115,015	—	—	—	—	228,015
Shlomo Yanai	95,000	115,015	—	—	—	—	210,015
_______________________________________________________________________________
(a)Amount consists of cash portion of annual retainer in the amount of $95,000 and additional payments to: Ms. Fasone Holder for serving as Chair of the Corporate Responsibility Committee in the amount of $10,000; Ms. Gulyas for serving as Chair of the Compensation Committee in the amount of $15,000; Mr. Tomkins for serving as Chair of the Audit Committee in the amount of $18,000; and Mr. Steffen for serving as Chairman of the Board in the amount of $100,000 and for serving as Chair of the Nominating and Governance Committee in the amount of $10,000.
(b)Reflects the aggregate grant date fair value of the equity portion of the annual retainer 2,280 shares of Grace common stock calculated in accordance with FASB ASC Topic 718.
(c)Consists of charitable contributions paid during 2020 to academic institutions at the request of the director pursuant to the W. R. Grace Foundation Inc.’s Matching Grants to Education Program. The program’s purpose is to assist the primary educational objectives of approved institutions of higher education in the United States and Canada. The foundation will match, dollar for dollar, personal gifts made by employees and nonemployee directors to qualified colleges, universities and secondary schools up to a maximum of $3,000 per year.
(d)Mr. Quinn resigned from our Board effective March 1, 2020 and therefore received prorated fees in respect of his service in 2020.
(e)Ms. Reiland did not receive any compensation from the Company for her service on our Board per a letter agreement with 40 North (see “Agreements with Certain of our Shareholders,” below).
Director Compensation Process
Our director compensation program is intended to enhance our ability to attract, retain and motivate nonemployee directors of exceptional ability and to promote the common interests of directors and shareholders in enhancing the value of Grace. The Compensation Committee reviews director compensation at least annually. The Compensation Committee has the sole authority to engage a consulting firm to evaluate director compensation and, in 2020, engaged Willis Towers Watson (WTW) to assist in establishing director compensation. The Compensation Committee determines director compensation based on recommendations and information provided by WTW and based on reviewing commercially available survey data from WTW related to general industry director compensation trends at companies of comparable size and our peer group companies (using the same peer group as is used for benchmarking our NEOs’ compensation as described under the caption “Executive Compensation—Compensation Discussion and Analysis”).

Compensation Discussion and Analysis
Overview
Our Company
Grace is a leading global supplier of specialty chemicals. Our products are used in the production of goods ranging from safe food packaging to pharmaceuticals to cleaner transportation fuels.
Our two industry-leading business segments—Catalysts Technologies and Materials Technologies—provide innovative products, technologies, and services that enhance the products and processes of our customers around the world. Through customer-driven innovation, strategic acquisitions, flexible worldwide manufacturing, and the talent of our approximately 4,000 employees, we maintain strong strategic positions and unmatched customer relationships with many of the world’s best companies. Over 80% of our sales were in segments where we are #1 or #2. Grace is committed to delivering value, safely and sustainably, to customers, to shareholders, and to the communities in which we operate.
Our profitable growth strategy has four well-defined elements, founded on our focused, high-value business portfolio, our strong strategic positions, and the sustainable growth drivers in the industries we serve:
1.Invest to accelerate growth and extend our competitive advantages;
2.Invest in great people to strengthen our high-performance culture;
3.Execute the Grace Value Model to drive operating excellence; and
4.Acquire to build our technology and manufacturing capabilities for our customers.
Our Named Executive Officers
Our NEOs for fiscal year 2020 were:

Hudson La Force	President and Chief Executive Officer
William C. Dockman	Senior Vice President and Chief Financial Officer
Elizabeth C. Brown	Senior Vice President, Human Resources and Information Technology, and Chief Human Resources Officer
Keith N. Cole	Senior Vice President, Public Affairs and Environment, Health, Safety, and Chief Sustainability Officer
Mark A. Shelnitz	Former Senior Vice President, General Counsel and Secretary
In connection with his mutually agreed departure from Grace, Mr. Shelnitz resigned on December 31, 2020.
Our Culture
Grace’s great talent and high-performance culture are the most important sources of our competitive advantage and long-term ability to deliver value to customers and investors. We have invested heavily in our global talent and talent management system, which includes aligned goal setting, ongoing feedback and coaching, effective performance reviews, and a continuous cycle of professional development.
Our high-performance culture is based on our commitment to performance and our five Grace Leadership Behaviors: Deliver Results; Think Critically; Be Authentic; Communicate; and Engage and Include. We expect our colleagues to model these behaviors and our values in their daily business conduct. We aspire to continually strengthen our talent and culture by welcoming and valuing the unique backgrounds, cultures, experiences, perspectives, and contributions of our employees around the globe as a core element of executing our profitable growth strategy and achieving our value-creation goals.

Finally, a commitment to safety is integral to our culture. We have an overarching goal of No One Hurt, which we interpret as zero OSHA recordable injuries. We regularly benchmark our safety performance against peers, invest in building a safe and healthful workplace, and every meeting we hold across the business begins with a safety message and is expected at all levels of the organization.
Our Response to COVID-19 and Hurricanes Laura and Delta
While our business suffered the disruptions that many other companies experienced due to COVID-19, we believe we differentiated ourselves in proactively managing our business and protecting our great talent. In addition, we were also impacted by two hurricanes – including the most powerful hurricane to ever hit Southwest Louisiana. Hurricane Laura delivered a direct blow to our Lake Charles facility, the largest refining catalyst plant in the world. Less than six weeks later, Hurricane Delta affected the same region again.
The following table highlights some of the actions taken in response to COVID-19 and the hurricanes:

Employees	Customers	Shareholders

•Formed Global COVID Response Team to drive decisions, processes and practices
•Limited furloughs and prevented layoffs
•Maintained salaries and benefits for employees; paid for COVID-19 testing
•Provided health and wellness resources, including mental and physical health
•Moved to remote work for all feasible roles
•Provided PPE and safe work protocols for employees not working remotely
•Procured temporary housing, trailers, food and supplies to support employees impacted by hurricanes
•Provided comprehensive support for affected employees, including flexible absence policies
•Supported communities through donations to local food banks and disaster relief
•Achieved exceptional employee engagement and discretionary effort
•Continued to hire and onboard key positions supporting recovery and long-term growth

•Limited manufacturing and laboratory downtime due to the pandemic
•Continued product supply while managing severe impact of hurricanes in Louisiana
•Built on-site power generation to quickly return Lake Charles facility to service
•Leveraged new remote technologies to connect, educate and value-sell products and services to current and potential customers
•Shifted customer start-up and technical support to virtual platforms, maintaining industry-leading technical service
•Accelerated R&D collaboration with key customers to define and develop new products
•Built healthy pipeline of new sales opportunities, some derived from market shortfalls in service and supply
•Developed products directly supporting COVID-19 test kits, therapies, and vaccines

•Improved cash flow. Reduced costs, improved working capital and lowered capital spending, adding more than $125 million to 2020 cash flow
•Delivered more than 95% of pre-pandemic Adjusted Free Cash Flow, despite 34% drop in Adjusted EBIT
•Continued dividend at established rate
•Re-formulated catalysts to maximize profitability in rapidly changing economic environment
•Continued new product development and testing without interruption
•Safely started two significant capacity expansions
•Optimized manufacturing network driving productivity and incremental capacity with limited investment
•Improved systems and processes to accelerate collection of receivables and reduced inventories
•Positioned Grace for long-term growth by strengthening commercial excellence and operating excellence initiatives

2020 Executive Compensation Program Summary
CEO and NEO Compensation Mix At Target
The majority of compensation paid to our CEO and the other NEOs is at risk. As shown in the following graphics, 66% of our CEO’s target compensation is at risk, 64% is long-term oriented, and 50% is performance-based. For our other NEOs, 56% of target compensation is at risk, 44% is long-term oriented, and 45% is performance-based.

Elements of CEO and NEO Compensation
Our compensation programs are a key element of our high-performance culture. The compensation of our NEOs is directly linked to our success in delivering value to our customers and investors. Our leaders are expected to drive performance and be role models for delivering results the right way. The following table provides an overview of our executive compensation program structure and outcomes:

Component and Proportion of Mix	Metrics & Weightings	Outcomes
Base Salary 18% of CEO pay 33% of other NEO pay	N/A	N/A
Annual Incentive Cash Plan (AICP) 18% of CEO pay 23% of other NEO pay	Performance-based cash (100%) Adjusted EBIT (50%) Adjusted Net Sales (25%) Adjusted Free Cash Flow (25%)	Pre-COVID-19 goals resulted in calculated payout at 16% of target. Board exercised discretion to increase payout from 16% to an average of 60% for NEOs based on individual performance.
Long-Term Incentive 64% of CEO pay 44% of other NEO pay	PBUs (50%) Adjusted EPS (100%) Relative TSR Modifier (+/- 25%) Stock Options (25%) RSUs (25%)
Board exercised discretion to bifurcate Adjusted EPS performance period with pro-rated payout opportunities; (1) one for the period 2018-2019 and (2) the second for 2020 calendar year. The 2018-2020 LTIP cycle earned at 55% of target overall (2018-2019 earned at 109% and 2020 earned at 0%).
Relative TSR metric continued through full three-year period, resulting in 25% downward payout adjustment.

Annual Say-On-Pay Vote Results and Shareholder Engagement
At our annual meeting in May 2020, approximately 99% of the shareholder votes cast supported our executive compensation program in an advisory “say-on-pay” vote. Based on its review and consideration of the 2020 shareholder advisory vote, the committee believes these results indicate strong support for our compensation policies and structure and confirm the importance of our maintaining a strong link between pay and performance in our compensation philosophy and market-best practices.

The committee welcomes the continued input of shareholders. Each year, the Company engages with a broad set of shareholders on a wide range of topics including strategy, operations, financial results, and sustainability and social responsibility. The Company has also sought the input of shareholders on our executive compensation program by means of the annual advisory “say-on-pay” vote, or in specific discussions about “say-on-pay” or our compensation programs and policies.
Compensation Governance Best Practices
The following are some of the key elements of our Executive Compensation Program.

What We Do	What We Don’t Do
Carefully align compensation with shareholder interests	No individual severance agreements (excluding change in control termination protection arrangements)
Foster direct pay-for-performance linkage	No granting options below fair market value
Conduct thorough assessments of executive and Company performance	No option repricing without shareholder approval
Hold an annual say-on-pay vote	No tax gross-ups, except on relocations
Maintain robust share ownership guidelines, which are reviewed annually (for additional information, see ”Share Ownership Guidelines” in Item 10 of this Amendment No. 1).	No hedging or pledging of Grace securities by directors or executive officers*
Benchmark peer and industry data annually for competitive analysis of CEO / other NEO compensation	Limited transferability of stock incentive compensation
Provide appropriate mix of compensation; with a significant portion of compensation “at-risk”	No excessive perquisites
Structure our compensation plans to mitigate risk
Include clawback policy for misconduct leading to a restatement of financial results
Have an entirely independent Compensation Committee
Include double trigger change in control equity treatment in our current stock incentive plan
Retain an independent compensation consultant for the Compensation Committee
_______________________________________________________________________________
* See “Policy regarding Hedging and Pledging” under “Corporate Governance” which disclosure is incorporated by reference in this Compensation Discussion and Analysis.
2020 Executive Compensation Elements, Targets and Results
The principal components of compensation under our executive compensation program are annual base salary, annual cash incentive awards, and long-term incentive awards, which, in 2020, consisted of PBUs, RSUs, and stock options. We use this mix of fixed and variable pay components with different payout forms (cash, full-value stock awards and stock options) to reward annual and sustained, long-term performance. These components afford the committee the appropriate mechanisms to reward management for Grace performance and align our executives’ interests with those of our shareholders. We continuously evaluate best practices and market data to ensure alignment between pay and performance in our compensation plan design.

Base Salary
The committee reviews base salaries and market movement for executive officers annually, but also when roles change significantly. The committee considers individual performance, achievement of individual strategic objectives, changes in the breadth or scope of responsibilities, and its review of competitive compensation information described above.

Named Executive Officer	Base Salary Rate as of 12/31/2020 ($)	Base Salary Rate as of 12/31/2019 ($)	Percentage Increase in Base Salary Rate (%)
Hudson La Force	925,000	850,000	8.8
William C. Dockman	470,004	415,000	13.3
Elizabeth C. Brown	420,000	420,000	—
Keith N. Cole	380,004	370,000	2.7
Mark A. Shelnitz	462,000	450,000	2.7
•Mr. La Force became President and CEO of the Company in 2018. His increase in base salary in the table above reflects an adjustment to better match peer group and broader industry compensation for similarly situated CEOs.
•Mr. Dockman was promoted to CFO in May 2019, and his increase in base salary reflects his promotional increase to better align with peer group and broader industry compensation for this position.
•Mr. Cole, who had not received a salary increase since 2018, received a modest increase in base salary in-line with general market movement.
•Mr. Shelnitz, who had not received a salary increase since 2018, received a modest increase in base salary in-line with general market movement.
Annual Incentive Compensation
The AICP is a cash-based, pay-for-performance incentive plan. Its purpose is to motivate and reward upper- and middle-level employees, including executive officers, for their contributions to our performance.
In 2020 prior to the pandemic, the AICP was based on earnings, cash generation, and revenue performance metrics, with the belief that those metrics closely aligned with short-term milestones in the Company’s strategy to achieve long-term value creation. Consistent with the 2019 AICP, the 2020 AICP used the following metrics to quantify performance:
•Adjusted EBIT (weighted 50%) — demonstrates our effectiveness at growing the Company profitably through our focus on value selling, manufacturing excellence, and operating cost productivity.
•Adjusted Net Sales (weighted 25%) — emphasizes the importance of top-line growth in measuring our market segment performance and confirmation of our ability to earn the confidence and trust of our customers.
•Adjusted Free Cash Flow (weighted 25%) — reflects how well we manage our business as a whole; including net sales and profit growth and the investment required to support that growth.
The committee established 2020 AICP targets in February 2020 prior to the pandemic, based on the performance targets in our 2020 annual operating plan and after considering the general economic environment in which we expected to be operating during the year.
Payouts under the AICP are determined using the following process:

In setting the actual amount of the AICP incentive pool, the committee has discretion to adjust the performance objectives, adjust the calculation of each performance measure, or adjust the size of the AICP incentive pool irrespective of the achievement of performance objectives in consideration of unforeseeable or one-time events occurring during the course of the year.
The 2020 AICP target percentages for our NEOs remained the same as the end of 2019.

Named Executive Officer	AICP Target as Percentage of Base Salary in 2020 (%)	AICP Target as Percentage of Base Salary in 2019 (%)
Hudson La Force	100	100
William C. Dockman	70	70
Elizabeth C. Brown	70	70
Keith N. Cole	70	70
Mark A. Shelnitz	70	70
Actual awards for executive officers may range from $0 to an amount equal to 200% of the target amount, based on the factors described above.
2020 AICP Performance Targets (For results in these three AICP target categories, see further below.)
The amount of the AICP incentive pool is the sum of the amounts funded in the Adjusted EBIT Pool, the Adjusted Free Cash Flow Pool, and the Adjusted Net Sales Pool. The funding of each pool is determined independently by reference to the Adjusted EBIT Target, Cash Target and Sales Target set forth in the Grace annual operating plan for the one-year performance period as follows:
2020 AICP Performance Target—Adjusted EBIT

Percentage Funded in Adjusted EBIT Pool (%)*	Grace Performance as a Percentage of Adjusted EBIT Target (%)	Grace Adjusted EBIT Target (in millions $)
200	120 or above	624
150	110	572
100	100	515-520
75	93	476
50	85	438
—	Below 85	Below 438
_______________________________________________________________________________
*    Actual amount funded to the Adjusted EBIT Pool is prorated on a straight-line basis for performance that falls between the performance targets set forth in the table.

2020 AICP Performance Target—Adjusted Free Cash Flow

Percentage Funded in Adjusted Free Cash Flow Pool (%)*	Grace Performance as a Percentage of Adjusted Free Cash Flow Target (%)	Grace Adjusted Free Cash Flow Target (in millions $)
200	120 or above	330
150	110	303
100	100	265-275
75	93	245
50	85	225
—	Below 85	Below 225
_______________________________________________________________________________
*    Actual amount funded to the Adjusted Free Cash Flow Pool is prorated on a straight-line basis for performance that falls between the performance targets set forth in the table.
2020 AICP Performance Target—Adjusted Net Sales

Percentage Funded in Adjusted Net Sales Pool (%)*	Grace Performance as a Percentage of Adjusted Net Sales Target (%)	Grace Adjusted Net Sales Target (in millions $)
200	110 or above	2,217
150	105	2,116
100	100	2,015
75	95	1,914
50	90	1,814
—	Below 90	Below 1,814
_______________________________________________________________________________
*    Actual amount funded to the Adjusted Net Sales Pool is prorated on a straight-line basis for performance that falls between the performance targets set forth in the table.
2020 AICP Component Results and Funding
Grace’s 2020 AICP results for the one-year performance period were as follows:

	2020 Result (in millions $)	Funding Level (percentage of target)	Weight	AICP Incentive Pool Contribution
2020 AICP Adjusted EBIT	312.2	0%	50%	0%
2020 AICP Adjusted Free Cash Flow	236.9	65%	25%	16%
2020 AICP Adjusted Net Sales	1,734.5	0%	25%	0%
			Total	16%
As a result of performance delivered against criteria established prior to COVID-19 and Hurricanes Laura and Delta, the AICP Incentive Pool for the CEO and his Leadership Team (including NEOs) funded at 16% of target.
Leadership Team Actions and Individual NEO Contributions to Value Delivered
Our executive team remained focused on employee safety and well-being, meeting our customers’ expectations and protecting shareholder value despite the challenges imposed by the COVID-19 pandemic and Gulf Coast Hurricanes. In early 2021, the Board and the committee evaluated each NEO’s performance in the response to COVID-19 and Hurricanes Laura and Delta, and their contributions towards managing the pandemic, meeting customer and shareholder needs, delivering financial results, advancing the Grace Value Model, managing human capital risk, promoting diversity and reinforcing our inclusive culture, and taking actions to manage our environmental footprint.

Our executives demonstrated strong leadership, working hard to ensure the safety and well-being of our employees while proactively managing our business. In determining AICP payouts to the NEOs in respect of 2020 performance, considerations made by the Board and the committee focused on the NEOs’ continued leadership in the face of internal and external challenges and included:
•Immediate implementation of Grace’s global pandemic response plan designed to ensure employee health and safety and continuity of our business and manufacturing operations. Successful execution of our business continuity plan resulted in no customer disruptions as a result of the pandemic, a seamless transition to a remote work environment for nearly half of our employees, a new technology platform to support virtual customer business requirements and global communication, and the development of worksite safety protocols to protect our essential employees onsite.
•A proactive response to maximize cash flow, including lower capital spending, improved working capital, and reduced operating costs. This organizational priority was reinforced across the company by resetting the AICP metric below the Leadership Team to focus solely on adjusted free cash flow. As a result of these actions and our collective focus, we delivered adjusted free cash flow at more than 95% of 2019 levels and remain well placed for future growth and investments.
•The safe and successful launch of two significant capacity expansions which maintain our growth momentum and strong strategic position.
•A quick, effective and comprehensive response following Hurricanes Laura and Delta, focused on supporting our affected employees, promptly and safely restoring our manufacturing operations and minimizing the impact experienced by our customers.
•A commitment to our employees who worked tirelessly this year, with no layoffs and limited furloughs, no salary reductions, participation in a revised AICP which paid at an average of 71% of target (excluding our CEO and his Leadership Team), continued investments in employee development and the hiring of critical talent. This resulted in exceptionally high levels of engagement and productivity during the pandemic, ensuring we were able to meet the needs of our customers and that we are positioned well for future growth with a committed workforce.
As noted above, the committee approved the 2020 AICP goals in February 2020. Upon reviewing the plan during the year, the committee accepted that the performance goals no longer aligned with Grace’s operating plan given the impact of COVID-19 and Hurricanes Laura and Delta, and with continued uncertainty of COVID-19 no changes would be made to the pre-pandemic metrics or plan design for the CEO and his Leadership Team. Instead performance would be assessed holistically at year-end with consideration given to the application of discretion to provide appropriate payouts to participants.
In February 2021, the committee evaluated the formulaic AICP payout based on the goals approved in February 2020 and determined that the result did not fully represent the results that the executive team had delivered. After careful consideration of the above factors, the committee determined with the advice of its independent compensation consultant, it was appropriate to apply discretion to increase payouts from 16% of target to an average of approximately 60% of target for the CEO and his Leadership Team (including all NEOs) based on their individual contributions. The committee believed that these payouts, which remained both below target and below the payouts made to the broader employee population, were more appropriate reflections of both collective and individual NEO performance delivered during the year.
The following table describes the calculations for the AICP payout for each NEO, with the Individual Performance Adjustment reflecting the committee’s upward discretionary adjustment to AICP payouts:

Name	Target Payout ($)	Calculated AICP Incentive Pool Funding (%)	Calculated AICP Funding ($)(a)	Individual Performance Adjustment ($)(b)	Final Payout ($)	Final Payout as Percentage of Target (%)
Hudson La Force	906,353	16	145,016	398,795	543,811	60
William C. Dockman	319,430	16	51,109	140,549	191,658	60
Elizabeth C. Brown	294,000	16	47,040	157,584	204,624	70
Keith N. Cole	264,262	16	42,282	116,276	158,558	60
Mark A. Shelnitz	321,312	16	51,410	108,603	160,013	50
_______________________________________________________________________________
(a)Disclosed in the Summary Compensation Table as Non-Equity Incentive Program compensation
(b)Disclosed in the Summary Compensation Table as Bonus compensation
Long-Term Incentive Compensation
Our Long-Term Incentive Plans, or LTIPs, are designed to motivate and reward LTIP participants, including our NEOs, for their contributions to our performance over a multi-year period, align their financial interests with those of our shareholders, and guide their behavior accordingly by making a significant portion of their total compensation variable and dependent upon our sustained financial performance. The goals of the LTIP are long-term operational excellence, increased quality of earnings, and shareholder value creation.
The target value of the LTIP award for each LTIP participant, with the exception of the CEO, was determined by the committee based on the recommendation of the CEO. The target value of the CEO’s LTIP award was determined by the committee without recommendation from the CEO. These target award values were determined by reviewing current market compensation data (as discussed above), historical long-term incentive target values, the level of dilution represented by outstanding equity awards, and internal pay equity considerations. These grant award values were determined in February 2020, before the breadth and depth of the effects of the pandemic were generally understood by the marketplace.
Set forth below is a discussion of our 2020 LTIP grants, followed by information on our 2018-2020 PBU performance period.
2020 LTIP Grants
During 2020, our LTIP grants consisted of three components: PBUs, RSUs, and stock options. The PBUs consist of a target award of shares that can be increased, decreased, or forfeited based on Grace’s results over a three-year performance period as compared to baseline performance during the year prior to the performance period. The number of PBU shares to be paid out is based upon EPS growth targets, subject to adjustment, up or down, by a factor of 25% if relative TSR for the three-year performance period is above the 75th percentile or below the 25th percentile of the Russell 1000 Index, respectively, subject to a maximum funding percentage. The PBUs “cliff vest” after the completion of the three-year performance period. The RSUs vest in three equal annual installments and will be settled within 60 days of each applicable vesting date. The stock options vest in three equal annual installments beginning on the first anniversary of the grant and have a ten-year term from the grant date.
LTIP grants for 2020 consisted of three components:
•PBUs (approximately 50% of 2020 LTIP Value);
•RSUs (approximately 25% of 2020 LTIP Value); and
•Stock Options (approximately 25% of 2020 LTIP Value).
Grants for the 2020 LTIP were made on February 27, 2020, before the breadth and depth of the effects of the pandemic were understood.

2020-2022 PBUs
The PBUs are share-denominated and the actual number of shares earned by an NEO can vary based on the achievement of specified business performance objectives. The value of the PBUs also varies based on the value of our stock and the amount of dividends paid on that stock. Accordingly, PBUs align leadership focus with our expectations for the ongoing success of our business and for increasing long-term shareholder value. Specifically, the amount of an individual payout under a 2020 PBU award is based upon:
•the individual’s PBU target share amount;
•the growth in our LTIP Adjusted EPS over the three-year performance period;
•the TSR for the three-year performance period as compared to the Russell 1000 Index; and
•the value of Grace common stock on the payout date.
Payouts to executives who are subject to the share ownership guidelines, including the NEOs, are payable in shares of common stock.
2020 LTIP Performance Target — LTIP Adjusted EPS
The committee selected Adjusted EPS as the primary performance measure for the PBUs, reflecting our focus on long-term operational excellence and quality of earnings. The committee believes that employing Adjusted EPS in the LTIP aligns internal leadership focus with the Board’s expectations for the ongoing success of our business and driving long-term shareholder value.
In determining cumulative LTIP Adjusted EPS growth, Adjusted EPS for the performance period may be adjusted in the discretion of the committee to eliminate the effect of changes in accounting, like our adoption of mark-to-market pension accounting, or significant changes in our business. In order to earn 100% of the target share amount, our LTIP Adjusted EPS for 2022 must reach $5.51, as reflected in the following table (Adjusted EPS at the end of fiscal year 2019 was $4.38):

Percentage of PBU Award Funded per Adjusted EPS Performance (%)*	Grace Performance as a Percentage of Adjusted EPS Target (%)	Grace Adjusted EPS Target ($)
200	120	6.61
150	110	6.06
100	100	5.51
83	95	5.23
67	90	4.96
50	85	4.68
0	Below 85	Below 4.68
_______________________________________________________________________________
*    Actual amount funded per LTIP Adjusted EPS Performance is prorated on a straight-line basis for performance that falls between the performance targets set forth in the table. Figures in the table may be rounded.

2020 LTIP Performance Targets — Total Shareholder Return
The committee has selected TSR as the second performance measure for PBU awards, which provides enhanced alignment with actual shareholder value creation. We calculate TSR as the growth in stock price based upon 20-business-day average closing prices at the beginning and end of the performance period, plus dividends reinvested, compared to the same figure for the Russell 1000 Index. The number of PBU shares to be paid out based upon EPS targets as shown in the above table, is subject to adjustment, up or down, by a factor of 25% if relative TSR for the three-year period 2020-2022 is above the 75th percentile or below the 25th percentile of the Russell 1000 Index, respectively, subject to a maximum funding percentage of 200%. The committee chose the Russell 1000 Index in 2016 as it is a broad representation of similarly-sized companies including a majority of the Company’s peers.

Grace TSR relative to Russell 1000 TSR	Adjustment to PBU Award as calculated based upon EPS Target
Above 75th Percentile	Increase of 25% of PBU Award
Between 25th and 75th Percentile	No Adjustment to PBU Award
Below 25th Percentile	Decrease of 25% of PBU Award
RSUs
RSUs represent approximately 25% of the value of our 2020 LTIP awards. The value of an RSU is directly related to the value of Grace common stock, so RSUs provide direct alignment between the interests of our executive officers and shareholders. RSUs granted in 2020 vest in three equal installments beginning on the anniversary of the grant date, generally subject to continued employment of the holder of the RSUs. Payments in respect of RSUs are made in shares of common stock.
Stock Options
Stock options represent approximately 25% of the value of our 2020 LTIP awards. The value of stock options is directly related to the increase in the value of our stock, so stock options provide direct alignment between the interests of our executive officers and shareholders. In determining the value of stock option awards, the committee uses an analysis of stock option value based on an adjusted Black-Scholes option pricing model and reviews this analysis with WTW. The committee approved the stock option grants included in the 2020 LTIP on February 27, 2020. The exercise price of the stock options was $55.405 which was the average of the high and low trading prices of Grace common stock on the NYSE on February 27, 2020. The term of the stock options is ten years and they vest over three years in equal annual installments, generally subject to the continued employment of the holder of the stock options.
Effect of Dividends on LTIP Awards
Following common market practice, the committee approved “dividend equivalent” accruals for holders of unvested RSUs and PBUs (which would be paid to holders only following vesting of the underlying award). Dividend equivalents accrue quarterly (based on target levels, in the case of PBUs) throughout the vesting period on all unvested PBUs and RSUs. In the case of PBUs we then adjust these dividend equivalents for actual Company performance (financial results) at the end of the performance period to correspond with the number of PBUs earned. In the event an employee leaves the Company before dividend equivalents are paid, for retirement, disability, or voluntary/involuntary termination, proration rules would apply to the dividend equivalents and any resulting unvested dividends would be forfeited. We do not provide dividend equivalents for stock option awards.
2018-2020 Long-Term Incentive Compensation Plan (or “2018 LTIP”) — PBUs
PBUs represented approximately 50% of the value of our 2018 LTIP awards. The PBUs are share-denominated and the actual number of shares earned by the NEOs in respect of the 2018 PBUs was determined based on the achievement of specified business performance objectives through December 31, 2020. Specifically, the realized value of an individual payout under a 2018 PBU award was based upon:

•the individual’s PBU target share amount;
•the growth in our LTIP Adjusted EPS over the three-year performance period;
•the TSR for the three-year performance period as compared to the Russell 1000; and
•the value of Grace common stock on the payout date.
Payouts to the NEOs in respect of PBUs are made in shares of Grace common stock. The three-year EPS targets are set taking into account anticipated repurchases by the Company of its common stock; the committee has discretion to adjust for share repurchases above or below such anticipated levels.
2018 LTIP Performance Target — LTIP Adjusted EPS
The committee selected Adjusted EPS as the primary performance measure for the 2018 PBUs, reflecting our focus on long-term operational excellence and quality of earnings. The Adjusted EPS targets were reflective of a baseline Adjusted EPS of $3.36. In order to earn 100% of the target share amount, our cumulative annual LTIP Adjusted EPS growth from the 2017 baseline performance to 2020 actual performance had to reach $4.75 (approximately 141% of the $3.36 baseline amount), as reflected in the following table:

Percentage of PBU Award Funded per Adjusted EPS Performance (%)*	Grace Performance as a Percentage of Adjusted EPS Target (%)	Grace Adjusted EPS Target ($)
200	120	5.70
150	110	5.23
100	100	4.75
83	95	4.51
67	90	4.28
50	85	4.04
0	Below 85	4.04
_______________________________________________________________________________
*    Actual amount funded per Adjusted EPS Performance is prorated on a straight-line basis for performance that falls between the performance targets set forth in the table. Figures in the table may be rounded.
2018 LTIP Performance Target — TSR
The committee selected TSR as the second performance measure for 2018 PBU awards, which provided enhanced alignment with actual shareholder value creation. We calculate Total Shareholder Return as the growth in stock price between the first and last business day of the performance period plus dividends reinvested compared to the same figure for the Russell 1000 Index. The number of PBU shares to be paid out based upon EPS targets as shown in the above table was subject to adjustment, up or down, by a factor of 25% if relative TSR for the three-year period 2018-2020 is above the 75th percentile or below the 25th percentile of the Russell 1000 Index, respectively, subject to a maximum funding percentage of 200. The committee chose the Russell 1000 Index as it is a broad representation of similarly-sized companies, including a majority of the Company’s peers.
2018-2020 LTIP Adjusted EPS and Total Shareholder Return Results and 2018-2020 PBU Payouts
Based on the final EPS results, the formulaic payout of the 2018-2020 PBUs was 0% based on the direct impact of COVID-19 on our 2020 performance. The committee believed that this result did not accurately reflect the achievements of the executive team over the performance period, and with the advice of its independent compensation consultant, explored ways to more effectively balance pay and performance alignment.
The committee determined that it was important to recognize the financial accomplishments that the executive team had achieved through the first two years of the performance period prior to the pandemic, while holding the executive team accountable for the Company’s financial performance in the final year of the period. The committee also determined that it was important to hold the executive team accountable for relative shareholder value creation across the full performance period. The committee concluded that it was appropriate to bifurcate the three-year performance period to reflect the unanticipated impact of COVID-19.
Through bifurcating the performance period, the committee believed the adjusted award enabled appropriate recognition of the above target performance delivered in the first two years of the performance period. The first period included 2018 and 2019, and the second period related to 2020. The target opportunity was pro-rated for the two periods, with the 2018-2019 period having two-thirds of the original opportunity and 2020 having one-third. The relative TSR modifier, measured over the original three-year performance period, continued to have effect for the full award. The Adjusted EPS goal was not modified; rather, payout in respect of the 2018-2019 period was based on progress towards the pro-rated original 2020 goal.
Achievement related to the adjusted award segment pertaining to 2018 and 2019 was assessed based on progress towards achieving the 2020 target goal, pro-rated for the length of the segment performance period.
The target goal of $4.75 for 2020 represented a $1.39 improvement in Adjusted EPS compared to 2017 Adjusted EPS of $3.36 (Adjusted EPS for 2017 of $3.40 was further adjusted downward by $0.04 for stock-based compensation changes driven by Accounting Standards Update 2016-09). In 2019, the Company achieved Adjusted EPS of $4.38, a $1.02 improvement over the 2017 Adjusted EPS baseline. This represented the Company achieving 73% progress towards the 2020 target by the end of 2019 ($1.02 two-year improvement divided by the $1.39 three-year improvement goal).
Awards are also subject to a relative TSR modifier which adjusts the payout depending on the Company’s stock price performance when compared to the Russell 1000 index. Given this measure is, by design, self-calibrating (given the fact the Company’s TSR peers were also affected by COVID-19 and other environmental impacts in 2020) the committee did not believe it was necessary to adjust for the impact of COVID-19. Our TSR performance for the three-year period relative to the constituents in the Russell 1000 over the same period was in the lowest quartile, resulting in an additional 25% reduction in the number of PBUs earned in accordance with our program design (in other words, the number of earned PBUs was multiplied by 75%).

	Threshold	Target	Maximum	Actual
Performance	< 25th Percentile	25th – 75th Percentile	> 75th Percentile	24th Percentile
Modifier	75%	100%	125%	75%
As a result of the bifurcated performance period, Adjusted EPS performance and the relative TSR modifier, all plan participants (including NEOs) each received shares representing approximately 55% of their target PBU award.

	2018 and 2019 Segment	2020 Segment
Weighting	2/3	1/3
Achievement (% of Target)	109% (a)	0% (b)
Weighted Achievement	73% of target
Relative TSR Modifier	75% (25% reduction in earned payout)
With TSR Modifier	55% of target
_______________________________________________________________________________
(a)The committee divided: (i) the 73% progress made towards the 2020 goal within the 2018-2019 period by (ii) the proportion of performance period represented by the 2018-2019 period, which is approximately 67% of the cycle, to arrive at a payout for this two-year segment of 109% (that is, 73%/67%).
(b)The Company’s Adjusted EPS performance of $2.64 in 2020 fell below threshold performance and resulted in a 0% payout for the 2020 award segment.
Earned shares, and their value as of the payment date, for each executive related to the 2018-2020 PBUs are shown in the table below.

Name	Target PBU Payout (Units)	Adjusted EPS Funding for 2018-2020(a)	Relative TSR Modifier Factor for 2018-2020	Final PBU Payout as Percentage of Target	Final PBU Payout (Shares)	Actual Value of 2018-2020 PBU Payout(b) ($)
Hudson. La Force	9,653	73%	75%	55%	5,310	314,671
William C. Dockman	1,768	73%	75%	55%	973	57,660
Elizabeth C. Brown	3,713	73%	75%	55%	2,043	121,068
Keith N. Cole	3,342	73%	75%	55%	1,839	108,979
Mark A. Shelnitz	4,084	73%	75%	55%	2,247	133,157
_______________________________________________________________________________
(a)Based on weighted average of performance across each segment of the bifurcated performance period.
(b)The actual values of the PBU payouts were determined based on the closing price of Grace common stock on the February 26, 2021, payment date of $59.26.
Other Components and Features of our Executive Compensation Program
Pension Plan/Supplemental Executive Retirement Plan
As described below under the caption “—Compensation Tables—Pension Benefits,” payments under our tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. The committee has also implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, which applies to approximately 50 executive employees, including the NEOs whose annual compensation exceeds the amount that can be taken into account for purposes of calculating benefits under tax-qualified pension plans. Under this plan, each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes. The defined benefit pension plan and SERP have been closed to new entrants since January 1, 2017. Furthermore, in January 2021, Grace announced both plans will be frozen as of December 31, 2024 and as of January 1, 2025, all participants will be moved to a defined contribution retirement plan already in place for new hires as of January 1, 2017.
Savings and Investment Plan/Replacement Payment Plan
We generally offer a tax-qualified 401(k) Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post-tax basis. During 2020, we matched 100% of employee savings under the S&I Plan up to 6% of the employee’s base salary and annual incentive compensation. The committee believes that a 401(k) plan with a meaningful Company match is an effective recruiting and retention tool for our employees, including our NEOs. The committee has also implemented an S&I Plan Replacement Payment Plan that currently applies to approximately 45 executive employees, including the NEOs, whose annual compensation exceeds the amount that can be taken into account for purposes of calculating benefits under tax-qualified savings plans, including the S&I Plan. Under the Replacement Plan, each such employee will receive the full matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.
Executive Personal Benefits
The committee believes that executive personal benefits should be limited. Executive officers, including the NEOs, are eligible to participate in an executive physical examination program that offers executives an annual comprehensive physical examination. Our CEO has access to corporate aircraft for reasonable personal travel and would be responsible for paying income taxes on the value of such travel as determined by the Internal Revenue Service.
Change in Control Severance Agreements
As described below under the caption “—Compensation Tables—Termination and Change in Control Arrangements,” we have entered into change in control severance agreements with each of the NEOs. We base the provisions in these agreements on competitive practice and design them to ensure that the NEOs’ interests remain aligned with the interests of our shareholders if a change in control occurs. Payments under these agreements are triggered by the involuntary termination of the executive officer’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a change in control, commonly referred to as a “double-trigger” arrangement. A change in control situation often undermines an executive officer’s job security, and it is to our benefit and our shareholders’ benefit to encourage our executive officers (including the NEOs) to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain. The change in control severance agreements are designed to reinforce and encourage the continued attention and dedication of the NEOs to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace. Certain terms of these agreements are described below under the caption “—Compensation Tables—Potential Payments Upon Termination or Change in Control.”
Severance Arrangements
Grace maintains the Severance Plan for Leadership Team Officers of W. R. Grace & Co. (the “Executive Severance Plan”), which provides that, if the employment of an executive officer (including our NEOs) is terminated without cause without a change in control, he or she will be entitled to cash severance equal to the sum of his or her base salary and target bonus (two times the sum, in the case of the CEO). The Executive Severance Plan also provides that, upon a termination without cause not due to a change in control, an executive officer will be entitled to a prorated annual bonus for the year of termination if he or she has completed at least three months of employment in the applicable year. Payments under the Executive Severance Plan are contingent upon the executive officer’s execution and non-revocation of a release of claims and non-compete and non-solicitation of employees covenants, in favor of Grace. We designed our severance arrangements to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties, without undue concern regarding their job security. See below under “—Compensation Tables—Potential Payments Upon Termination or Change in Control” and under “—Termination and Change in Control Arrangements” in that section.
Executive Salary Protection Plan
As described below under the caption “—Compensation Tables—Potential Payments Upon Termination or Change in Control,” our Executive Salary Protection Plan (“ESPP”) provides payments to our NEOs, or their respective beneficiaries, in the event of their disability or death prior to age 70 while employed by Grace. We designed the plan to encourage the continued attention and dedication of our executive officers (including our NEOs) to their assigned duties without undue concern regarding their ability to earn a living and support their families in the event of death or disability.

Vesting under the 2018 Stock Incentive Plan
Under the 2018 Stock Incentive Plan, subject to change in control provisions thereof, stock incentives shall vest no earlier than the first anniversary of the date the stock incentive is granted; provided, however, that, stock incentives that result in the issuance of an aggregate of up to 5% of the shares of Common Stock available under the Plan may be granted to any one or more NEOs without respect to such minimum vesting provisions and nothing therein shall preclude the committee from accelerating or maintaining the vesting of any stock incentives in connection with a named executive officer’s death, disability, retirement or other termination of Service.
Executive Compensation Program Philosophy, Objectives, and Processes
Alignment between Pay and Performance
The committee believes that the Company’s executive compensation program provides a strong linkage between pay and performance and is well-aligned with shareholder interests. Our measures of performance under our AICP and LTIP — Adjusted Net Sales, Adjusted EBIT, Adjusted Free Cash Flow, EPS and TSR, are accepted measures of financial success by the investment community, and similar measures are also used by our peer companies in various forms of incentives. The committee sets targets for these measures based on the macroeconomic environment, competitive dynamics, and factors unique to the Company. The committee designs these targets which, if attained, represent excellent performance by the Company. If the Company achieves or exceeds these targets, the committee believes executives generally should be rewarded with higher payouts of awards, and if targets are not met, executives generally should receive lower or no awards.
Key Objectives
The key objectives of the Grace executive compensation program for executive officers are to incentivize and motivate our executive officers to improve our performance, deliver our growth plan, and increase shareholder value; and to enable us to compete effectively with other firms in attracting, motivating and retaining executives. We designed the incentive compensation portion of the program to closely align the financial interests of our executive officers with those of our shareholders. Because executive officers have a substantial ability to influence business success, we believe that the portion of compensation that is at-risk based on organization-wide performance should increase as the level of responsibility increases.
We also expect the executive compensation program to be applied consistently with our culture of ethical conduct, personal integrity, and compliance with both our policies and applicable law. We expect our executive officers to lead by example, modeling our Grace Core Values in their daily business conduct. The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, which, with our overall commitment to safety, are the foundation of our corporate culture.
Share Ownership Guidelines
Our Board has designed and implemented share ownership guidelines to align the long-term financial interests of our directors and executive officers with the long-term interests of our shareholders. The guidelines are set forth in Item 10 of this Amendment No. 1 under “Share Ownership Guidelines” and are incorporated herein by reference.
How We Set Compensation — Elements and Target Mix
Our Board has delegated to the committee, the authority for approving and administering the compensation program for executive officers (including the NEOs in the Summary Compensation Table set forth under “—Compensation Tables”). Our Board has appointed all of the independent members of our Board to serve as members of the committee.

Elements of Compensation
The following table outlines the major elements of compensation in 2020 for the NEOs:

Compensation Element	Definition	Rationale
Base Salary	Fixed cash compensation paid monthly	Payment for completion of day-to-day responsibilities
Annual Incentive Compensation Plan	Variable cash compensation earned by annual individual performance and achievement of pre-established annual corporate financial performance goals	Builds accountability for achieving annual financial and business results and individual performance goals
Long-Term Incentive Compensation Plan (Stock Options)	Equity compensation with staggered vesting that increases in value with increases in stock price; value is equivalent to approximately 25% of executive officer’s long-term incentive grant value for the year	Builds accountability for sustained financial results; Aligns long-term interests of executive officers and shareholders; Encourages executive retention
Long-Term Incentive Compensation Plan (PBUs)	Equity compensation subject to performance-based vesting criteria over a three-year period; value is equivalent to approximately 50% of executive officer’s long-term incentive grant value for the year	Builds accountability for sustained financial results; Aligns long-term interests of executive officers and shareholders; Encourages executive retention
Long-Term Incentive Compensation Plan (RSUs)	Equity compensation with staggered vesting that increases in value with increases in stock price; value is equivalent to approximately 25% of executive officer’s long-term incentive grant value for the year	Builds accountability for sustained financial results; Aligns long-term interests of executive officers and shareholders; Encourages executive retention
U.S. Defined Contribution Retirement Plans	Savings and Investment Plan (401(k))-Standard tax-qualified defined contribution retirement benefit subject to limitations on compensation and benefits under the U.S. Tax Code	Provides U.S. employees with the opportunity to save for retirement on a tax-advantaged basis with matched contributions from Grace
	Savings and Investment Plan Replacement Payment Plan (nonqualified) provides benefits in excess of those permitted under the Savings and Investment Plan	Provides certain highly-paid U.S. employees with the opportunity for the same level of Grace match as other participants in the Savings and Investment Plan, notwithstanding U.S. Tax Code limitations
U.S. Defined Benefit Retirement Plans	Retirement Plan for Salaried Employees (“Pension Plan”) - Standard tax-qualified pension plan subject to limitations on compensation and benefits under the U.S. Tax Code	Provides U.S. employees with retirement income
	Supplemental Executive Retirement Plan (nonqualified)	Provides certain highly-paid U.S. employees with the same benefit formula as other participants in the Pension Plan, notwithstanding U.S. Tax Code limitations
Target Compensation Mix
As determined by the committee, and informed by market practices, our compensation mix at target (shown above for both our CEO and, collectively, for the other NEOs) is largely incentive-based. The charts further below include 2020 base salary, target AICP, and grant date fair values for the 2020 LTIP grants. The charts illustrate how the mix of target total direct compensation for our NEOs emphasizes incentive compensation, with a significant focus on long-term incentives tied to our long-term performance. Further, the charts indicate the high percentage of executive compensation that is “at-risk,” demonstrating the linkage of shareholder interests and executive officer performance goals.

Compensation Benchmarking
In order to gauge market compensation levels and practices, the committee has retained the services of WTW, a leading independent global advisory, broking and solutions company. Periodically, the committee consults with WTW for an assessment of our executive officer compensation program relative to the competitive market.
The committee, with the assistance of WTW, has selected the companies below as our compensation peer group based upon their industry (those being chemicals, materials and specialty chemicals), size and global scope, revenues, profitability, market capitalization, market for talent, and the availability of public information regarding their compensation practices. The committee relies upon the compensation data gathered from the peer group as well as published broad industry survey data, reflecting the chemicals and general industries, to represent the competitive market for executive talent for our executive officers, and does not focus on any specific data or benchmark for guidance when making pay decisions. The committee reviews the composition of our compensation peer group annually to ensure that it remains suitable and appropriate and removes companies that are no longer public entities.
Peer Group

Albemarle Corp.	Hexcel Corp.
Ashland Global Holdings Inc.	International Flavors & Fragrances Inc.
Cabot Corp.	Minerals Technologies Inc.
Celanese Corporation	NewMarket Corporation
Element Solutions Inc.	PQ Corporation
Ferro Corporation	RPM International Inc.
FMC Corp.	Sensient Technologies Corporation
HB Fuller Co.	Stepan Company
When reviewing the appropriateness of including companies in our peer group based on revenues, we consider the total net sales of Advanced Refining Technologies LLC (or “ART”), our joint venture with Chevron Products Company, a division of Chevron U.S.A. Inc., given our significant managerial responsibilities in connection therewith. Net sales of ART, an unconsolidated affiliate in which we have a 50% interest, were $481.9 million during 2020. We also consider total ART net sales in survey benchmarking.
Contributions of the Committee, CEO and Consultant in our Executive Compensation Process
Role of the Compensation Committee
Pursuant to a delegation from our Board, the committee is responsible for reviewing and approving the compensation of all executive officers, including:
•base salary
•annual incentive compensation
•long-term incentive compensation
•employment agreements
•severance arrangements
•change in control agreements
•any special or supplemental benefits not generally available to salaried employees
The committee oversees executive development and succession planning for the CEO and the other executive officers; reviews management’s goal setting process; identifies important year-over-year and multi-year targets; and commits the executive compensation program to a rigorous review annually. The committee reviews and approves all corporate goals and objectives used in determining the incentive compensation of each executive officer including our NEOs. Our human resources department and legal services group provide advice and legal and administrative assistance to aid the committee in meeting its responsibilities.
The committee reviews the distribution of peer group pay practices and broad industry data and determines the appropriate positioning of each executive officer’s compensation based on several factors, including:
•the executive officer’s role and level of responsibility
•the executive officer’s individual performance in that role
•the need to attract, retain and motivate the talent required for world-class leadership
•the economic and business environment in which Grace operates
•the importance of the executive officer to Grace’s objectives and strategy
•internal comparisons of pay and roles within the executive officer group;
•legal and governance requirements and standards related to executive compensation, including internal pay equity with other salaried employees
•with respect to executive officers other than the CEO, the CEO’s recommendation of appropriate compensation levels
The committee’s compensation philosophy is to attract, retain and motivate employees to deliver results and increase shareholder value, performing in the best interests of the Company and its shareholders. The committee reviews compensation policies and plans to ensure that this philosophy is supported and that such policies and plans allow the Company to compete effectively with other firms in attracting, motivating and retaining the talent required.
Each year, the committee evaluates the leadership ability, business experience, technical skill, and potential to contribute to Grace’s overall performance, of each executive officer (including our NEOs). In addition, since the number of executive officers is small, the committee is able to spend considerable time with each executive officer outside committee meetings, so the committee members are able to develop strong holistic views of each executive officer’s performance and potential. The committee also reviews each executive officer’s existing compensation. This information, presented in the form of a “tally sheet,” reflects all compensation payable or potentially payable to each executive officer under our compensation program. For each executive officer, the committee reviews the tally sheet, the peer group information, and broad industry data to provide context to the compensation decisions. The committee then reviews the recommendation of the CEO, as discussed below, solely with respect to the other executive officers, and makes the compensation determination based on its individual evaluation of each executive officer.
The committee’s process for determining the compensation of the CEO is similar to the process it applies to other executive officers. The committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO. The committee evaluates the CEO’s performance considering those goals and objectives as well as market data and has sole authority to determine the CEO’s compensation based on this evaluation. The CEO plays no part in the committee’s deliberations concerning, or approval of, the CEO’s own compensation. The committee believes the CEO’s compensation should be higher than the compensation of other executive officers because the CEO is uniquely positioned to influence all aspects of our operations and performance and the resulting return to our shareholders. In addition, the committee believes that a competitive compensation package that aligns the interests of the CEO with Grace’s shareholders is the most effective way to incentivize the CEO and maximize Company performance. The committee’s view is consistent with the practices of the compensation peer group companies and the broad industry data that the committee has reviewed, as described in greater detail in the section below titled “Role of the Compensation Consultant.”
Role of the Chief Executive Officer
The CEO proposes compensation levels for the other executive officers. The CEO bases his recommendations for the other executive officers and NEOs on his personal review of the factors considered by the committee, as described above. The committee affords the CEO’s recommendations significant weight but retains full discretion when determining executive officer compensation. Although not a member of the committee, the CEO attends committee meetings and participates in committee deliberations regarding compensation levels for the other executive officers. The CEO is excused from deliberations regarding his own compensation and from the “executive session” portion of each meeting when the committee meets alone or alone with its outside advisors.
Role of the Compensation Consultant
In order to add rigor in the process of setting executive officer compensation and to inform the committee of market trends, the committee has engaged the services of WTW to analyze our executive compensation structure and plan designs, and to assess whether our compensation program is competitive and supports the committee’s goal to align the interests of our executive team with the interests of our shareholders.
Specific services provided by WTW in 2020 included:
•participation in committee meetings
•review of our pay-for-performance alignment
•review of risk factors associated with the design and administration of our executive compensation program
•review of companies included in our compensation peer group
•preparation of market compensation data for executives and outside directors
•pandemic-specific studies and advice, including comparative information
•review of the CEO’s compensation as well as compensation recommendations for the other NEOs
•presentation of recommendations for the CEO’s compensation to the committee
•assessment of the share usage under our long-term incentive plan versus our peer group
•advice on incentive compensation plan design
•advice on current market trends and practices
•review of compensation disclosure
We expect WTW and our executive officers, including our CEO and our CHRO, to meet, exchange information, and otherwise cooperate in the performance of their respective duties outside committee meetings.
During 2020, the Company paid fees to WTW for services rendered in respect of executive officer and director compensation in the amount of $266,000. In addition, management engaged WTW to provide additional services to the Company in an amount equal to $134,400 during 2020. These services included human capital and broking, and data, surveys and technology.
The committee has the sole authority to approve the independent compensation consultant’s fees and terms of engagement. The committee annually reviews its relationship with WTW to ensure independence. The process includes a review of the services WTW provides, the quality of those services, and fees associated with the services during 2020 as well as consideration of the factors impacting independence that the NYSE rules require. In its review, the committee noted no conflicts of interest related to the work of WTW and has determined the consultant to be independent.
Compensation Policies and Practices Relating to Risk Management
We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on Grace through excessive risk-taking incentives or otherwise. Our compensation program, though tailored to our specific needs, is generally similar to compensation programs used by other companies in our industry. We have many years of experience with the various components of our compensation program, including our incentive plans under which payments may vary based on the performance of the business. We believe these plans, backed by our corporate ethics program and the Grace Core Values, have been successful in aligning the interests of our executives and senior employees with the interests of our shareholders and in encouraging the responsible pursuit of corporate objectives by our employees.
In order to ensure that our executive officer compensation program does not encourage excessive risk-taking, the committee conducts a periodic risk assessment of our compensation plans, including their design, structure and administration. In 2020, the committee reviewed risk factors associated with the design and administration of the Company’s executive compensation program with WTW. The committee believes that several elements of our compensation programs mitigate risk, including the use of performance measures based on reasonable targets, the balance of the compensation elements, between time-based and performance-based compensation, the implementation of share ownership guidelines, and hedging/pledging prohibitions, the use of severance and change in control agreements to maintain our executives’ focus in times of uncertainty, and the committee’s oversight and discretion regarding incentive compensation.
In addition, as discussed above, to reinforce the alignment of management’s interests with those of our shareholders, and support good governance practices, the Board has adopted an Executive Compensation Recovery Policy (“Clawback”) that applies to all of our NEOs. For additional information, see “Clawback Policy” above.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the tax deduction for compensation expense each year in excess of $1 million paid to certain executive officers. As in effect prior to the 2018 tax year, there was an exception from Section 162(m) for “performance-based” compensation that satisfies certain other conditions. Effective with the 2018 tax year, the Tax Cuts and Jobs Act of 2017 eliminated the exception under Section 162(m) for performance-based compensation, unless there was a binding written arrangement with respect to such compensation in place on November 2, 2017. According to the IRS, whether a written arrangement is binding for such purpose will be determined under applicable state law. While the design of the AICP and LTIP was structured to provide flexibility in determining whether compensation payable thereunder may be tax deductible, deductibility was only one criterion we considered when establishing such plans. We believe that it is important to preserve the ability to structure compensation plans to meet a variety of corporate objectives even if the compensation is not deductible.

Compensation Committee Report
We, the undersigned members of the Compensation Committee of the Board of Grace, have reviewed Grace’s Compensation Discussion and Analysis for 2020 and have discussed it with Grace management. Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
COMPENSATION COMMITTEE
Diane H. Gulyas, Chair
Robert F. Cummings, Jr.
Julie Fasone Holder
Henry R. Slack
Christopher J. Steffen
Mark E. Tomkins
Shlomo Yanai

Compensation Committee Interlocks and Insider Participation
During 2020, the Compensation Committee of the Board was composed of Mses. Fasone Holder, Gulyas and Reiland, and Messrs. Cummings, Quinn, Slack, Tomkins, Steffen, and Yanai. Ms. Gulyas chaired the Compensation Committee during 2020. None of these persons is a current or former Grace officer or employee, nor did we have any reportable related party transactions with any of these persons; except that Ms. Reiland and Mr. Slack were included on the slate of director nominees recommended by our Board in the Proxy Statement for our 2019 Annual Meeting of Shareholders pursuant to a letter agreement with 40 North. See “Agreements with Certain of our Shareholders,” in Item 13 of this Amendment No. 1. Ms. Reiland resigned from our Board effective October 13, 2020. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving, or in the past having served, on our Board or our Compensation Committee.
Compensation Tables
Summary Compensation Table
The following table sets forth the compensation we paid to NEOs as of December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards(b) ($)	Option Awards(b) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(d) ($)	All Other Compensation(e) ($)	Total ($)
						AICP(c)
H. La Force President & Chief Executive Officer	2020	906,250	398,795	2,399,979	807,321	145,016	1,134,000	179,879	5,971,240
	2019	850,000	—	2,099,966	693,209	697,000	1,021,000	168,849	5,530,024
	2018	667,243	—	975,011	325,189	692,700	124,000	83,584	2,867,727

W. C. Dockman Senior Vice President & Chief Financial Officer	2020	456,250	140,549	600,036	201,833	51,109	676,000	50,497	2,176,274
	2019	377,650	—	574,938	123,789	203,580	625,000	42,730	1,947,687

E. C. Brown Senior Vice President, Human Resources and Information Technology, and Chief Human Resources Officer	2020	420,000	157,584	412,490	138,758	47,040	309,000	60,785	1,545,657
	2019	397,083	—	562,506	185,675	227,949	236,000	62,916	1,672,129
	2018	390,000	—	374,989	125,073	320,800	76,000	57,941	1,344,803

K. N. Cole Senior Vice President, Public Affairs & Environment, Health, Safety & Chief Sustainability Officer	2020	377,500	116,276	337,528	113,530	42,282	246,000	54,719	1,287,835
	2019	370,000	—	525,011	173,298	212,380	293,000	53,875	1,627,564
	2018	365,000	—	337,551	112,565	300,500	90,000	42,824	1,248,440

M. A. Shelnitz Former Senior Vice President, General Counsel & Secretary	2020	459,000	108,603	412,490	138,758	51,410	755,000	916,110	2,841,371
	2019	450,000	—	412,447	136,166	258,300	1,488,000	70,083	2,814,996
	2018	443,750	—	412,494	137,580	365,400	—	53,615	1,412,839
_______________________________________________________________________________
(a)Amounts contained in this column represent amounts paid in the Compensation Committee’s exercise of discretion that were in excess of the amounts earned by meeting the performance measures under the 2020 AICP. See "Compensation Discussion and Analysis – Annual Incentive Compensation" above for additional information regarding our NEOs’ 2020 bonus awards.
(b)In the “Stock Awards” column, the amounts reflect the aggregate grant date fair value of: (i) RSU awards; and (ii) PBU awards, to each executive officer, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” In the “Option Awards” column, the amounts reflect the aggregate grant date fair value of option awards to each NEO computed in accordance with FASB ASC Topic 718.

In the case of RSU awards, the amounts shown in the Stock Awards column are based on an estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures.
In the case of PBU awards, the amounts shown in the Stock Awards column are based on an estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718 assuming the target level of performance conditions is achieved and excluding the effect of estimated forfeitures. The values of the PBU awards at the grant date if the highest level of performance conditions is achieved would be as follows: Mr. La Force — $3,199,971; Mr. Dockman — $800,048; Ms. Brown — $549,950; Mr. Cole — $450,000; and Mr. Shelnitz — $549,950.
In the case of stock options, Grace values the options using a Black-Scholes option-pricing model, as discussed under “2020 Executive Compensation—Elements, Targets, and Results—Long-Term Incentive Compensation—Stock Options” in the Compensation Discussion and Analysis above.
The assumptions used to calculate the compensation expense for 2020 are described in the Original Filing.
(c)The amount consists of earned payments pursuant to the AICP. Amounts contained in this column in respect of 2020 exclude amounts paid in the Committee’s exercise of discretion that were in excess of the amounts earned by meeting the performance measures under the 2020 AICP.
(d)The 2020 amount consists of the aggregate change in the actuarial present value of the individual’s accumulated benefit under the Grace Pension Plan and SERP from December 31, 2019 to December 31, 2020, assuming retirement at age 62 with benefits payable on a straight-life annuity basis, based on assumptions used for financial reporting purposes under generally accepted accounting principles, including a 2.41% discount rate determined as set forth in the Original Filing. Although these amounts appear as a lump sum, they are generally paid as an annuity. The amount reported is an accounting value and was not realized by the individual in cash during 2020. The amounts include benefits that the individual may not currently be entitled to receive because the executive is not vested in such benefits. No NEO received preferential or above market earnings on nonqualified deferred compensation in 2020.

Name	Change in Pension Plan Value ($)	Change in SERP Value ($)	Total Change in Pension Value ($)
H. La Force	156,000	978,000	1,134,000
W. C. Dockman	218,000	458,000	676,000
E. C. Brown	105,000	204,000	309,000
K. N. Cole	103,000	143,000	246,000
M. A. Shelnitz	248,000	507,000	755,000
(e)The 2020 amount of All Other Compensation consists of the following:

Name	Personal Benefits* ($)	S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Dividend Equivalents** ($)	Liability Insurance ($)	Severance Related Payments*** ($)	Total ($)
H. La Force	36,019	17,100	79,095	45,389	2,276	—	179,879
W. C. Dockman	—	16,365	22,490	9,366	2,276	—	50,497
E. C. Brown	—	17,100	21,777	19,632	2,276	—	60,785
K. N. Cole	—	16,443	18,293	17,707	2,276	—	54,719
M. A. Shelnitz	—	17,100	25,938	23,685	2,276	847,111	916,110
_______________________________________________________________________________
*    Consists of our aggregate incremental cost of providing perquisites and other personal benefits or property if the aggregate amount of perquisites and other personal benefits provided to the individual equaled or exceeded $10,000. For Mr. La Force, the amount relates to the incremental cost associated with his personal use of a Grace-provided aircraft and consists of $36,019 computed by aggregating the direct operating costs for the use of the aircraft by Mr. La Force, including the costs for maintenance, engine costs, pilot fees, catering, de-icing, landing fees, flight time on an hourly basis (including taxi time), fuel, and surtax.
**    Consists of dividend equivalents on vested awards in 2020.
***    In connection with Mr. Shelnitz’s mutually agreed departure from Grace on December 31, 2020, he received a $785,400 severance payment, a $26,173 lump sum payment for health benefits coverage, and a $35,538 lump sum payment for unused vacation.
Grants of Plan-Based Awards in 2020
The following table provides information regarding grants under our AICP and LTIP to the executive officers named in the Summary Compensation Table above during 2020.

Name	Plan	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Awards(b)			All Other Stock Awards: Number of Shares of Stock (#)(c)	All Other Option Awards: Number of Securities Underlying Options (#)(d)	Exercise or Base Price of Option Awards ($/Sh)(e)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(f)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
H. La Force	2020 AICP	n/a	453,177	906,353	1,812,706	—	—	—	—	—	—	—	—
	2020 LTIP (Option)	2/27/2020	—	—	—	—	—	—	—	83,747	55.41	54.24	807,321
	2020 LTIP (RSU)	2/27/2020	—	—	—	—	—	—	14,439	—	—	—	799,993
	2020 LTIP (PBU)	2/27/2020	—	—	—	14,439	28,878	57,756	—	—	—	—	1,599,986
W. C. Dockman	2020 AICP	n/a	159,715	319,430	638,860	—	—	—	—	—	—	—	—
	2020 LTIP (Option)	2/27/2020	—	—	—	—	—	—		20,937	55.41	54.24	201,833
	2020 LTIP (RSU)	2/27/2020	—	—	—	—	—	—	3,610	—	—	—	200,012
	2020 LTIP (PBU)	2/27/2020	—	—	—	3,610	7,220	14,440	—	—	—	—	400,024
E. C. Brown	2020 AICP	n/a	147,000	294,000	588,000	—	—	—	—	—	—	—	—
	2020 LTIP (Option)	2/27/2020	—	—	—	—	—	—	—	14,394	55.41	54.24	138,758
	2020 LTIP (RSU)	2/27/2020	—	—	—	—	—	—	2,482	—	—	—	137,515
	2020 LTIP (PBU)	2/27/2020	—	—	—	2,482	4,963	9,926	—	—	—	—	274,975
K. N. Cole	2020 AICP	n/a	132,131	264,262	528,524	—	—	—	—	—	—	—	—
	2020 LTIP (Option)	2/27/2020	—	—	—	—	—	—	—	11,777	55.41	54.24	113,530
	2020 LTIP (RSU)	2/27/2020	—	—	—	—	—	—	2,031	—	—	—	112,528
	2020 LTIP (PBU)	2/27/2020	—	—	—	2,031	4,061	8,122	—	—	—	—	225,000
M. A. Shelnitz	2020 AICP	n/a	160,656	321,312	642,624	—	—	—	—	—	—	—	—
	2020 LTIP (Option)	2/27/2020	—	—	—	—	—	—	—	14,394	55.41	54.24	138,758
	2020 LTIP (RSU)	2/27/2020	—	—	—	—	—	—	2,482	—	—	—	137,515
	2020 LTIP (PBU)	2/27/2020	—	—	—	2,482	4,963	9,926	—	—	—	—	274,975
_______________________________________________________________________________
(a)The amounts earned by our NEOs in 2020 based on actual achievement of the 2020 performance objectives under the AICP are shown in the "Non-Equity Incentive Plan Compensation" column of the 2020 Summary Compensation Table above, and amounts paid to our NEOs in 2020 in excess of the amounts earned by meeting the 2020 performance objectives as a result of the Committee's exercise of discretion were reportable as "Bonus" in the Summary Compensation Table. See "Compensation Discussion and Analysis – Annual Incentive Compensation" above for additional information regarding the 2020 AICP.
(b)Pursuant to the terms of the grants, the number of PBUs that are earned, if any, would be determined after the close of the performance period based on performance for fiscal years 2020 to 2022, inclusive, and would be payable in early 2023, generally subject to continued employment.
(c)These 2020 LTIP RSUs vest in one-third increments on February 27, 2021, February 27, 2022, and February 27, 2023, generally subject to continued employment.
(d)Options awarded under the 2020 LTIP are exercisable in one-third increments on February 27, 2021, February 27, 2022, and February 27, 2023, generally subject to continued employment.
(e)The exercise price was determined based on the average of the high and low trading prices of Grace common stock on the NYSE on the grant date.
(f)The grant date fair value is generally the amount that Grace would expense in its financial statements over the award’s service period but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year End 2020
The following table provides information regarding outstanding stock options, RSUs, and PBUs held by the NEOs as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Payout Value of Unearned Units That Have Not Vested ($)
H. La Force	—	—		—	—	1,609	88,205	(a)	—	—
	—	—		—	—	5,974	327,495	(b)	—	—
	—	—		—	—	14,439	791,546	(c)	—	—
	—	—		—	—	—	—		17,922	982,484	(f)
	—	—		—	—	—	—		28,878	1,583,092	(g)
	—	83,747	(h)	55.405	2/27/2030	—	—		—	—
	12,845	25,688	(i)	78.115	2/23/2029	—	—		—	—
	17,698	8,848	(j)	67.335	2/22/2023	—	—		—	—
	21,181	—		71.410	2/23/2022	—	—		—	—
	22,893	—		68.470	2/25/2021	—	—		—	—
W. C. Dockman	—	—		—	—	294	16,117	(d)	—	—
	—	—		—	—	1,066	58,438	(b)	—	—
	—	—		—	—	3,610	197,900	(c)	—	—
	—	—		—	—	2,664	146,040	(e)	—	—
	—	—		—	—	—	—		3,200	175,424	(f)
	—	—		—	—	—	—		7,220	395,800	(g)
	—	20,937	(h)	55.405	2/27/2030	—	—		—	—
	2,294	4,587	(i)	78.115	2/23/2029	—	—		—	—
	3,123	1,561	(k)	70.715	5/8/2023	—	—		—	—
	4,814	—		71.410	2/23/2022	—	—		—	—
	4,683	—		68.470	2/25/2021	—	—		—	—
E. C. Brown	—	—		—	—	618	33,879	(a)	—	—
	—	—		—	—	1,600	87,712	(b)	—	—
	—	—		—	—	2,482	136,063	(c)	—	—
									4,801	263,191	(f)
	—	—		—	—	—	—		4,963	272,072	(g)
	—	14,394	(h)	55.405	2/27/2030	—	—		—	—
	3,441	6,880	(i)	78.115	2/23/2029	—	—		—	—
	6,807	3,403	(j)	67.335	2/22/2023	—	—		—	—
	9,628	—		71.410	2/23/2022	—	—		—	—
	14,568	—		68.470	2/25/2021	—	—		—	—
K. N. Cole	—	—		—	—	557	30,535	(a)	—	—
	—	—		—	—	1,493	81,846	(b)	—	—
	—	—		—	—	2,031	111,339	(c)	—	—
	—	—		—	—	—	—		4,481	245,648	(f)
	—	—		—	—	—	—		4,061	222,624	(g)
	—	11,777	(h)	55.405	2/27/2030	—	—		—	—
	3,211	6,422	(i)	78.115	2/23/2029	—	—		—	—
	6,126	3,063	(j)	67.335	2/22/2023	—	—		—	—
	8,665	—		71.410	2/23/2022	—	—		—	—
	9,365	—		68.470	2/25/2021	—	—		—	—
M. A. Shelnitz (l)	—	—		—	—	—	—		2,359	129,320
	—	—		—	—	—	—		1,688	92,536
	—	3,998		55.405	12/31/2023	—	—		—	—
	2,523	5,046		78.115	12/31/2023	—	—		—	—
	7,488	3,743		67.335	2/22/2023	—	—		—	—
	10,590	—		71.410	2/23/2022	—	—		—	—
	15,609	—		68.470	2/25/2021	—	—		—	—
_______________________________________________________________________________
(a)Market value of RSUs that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. Such RSUs vested in full based on continued employment with Grace on February 22, 2021.

(b)Market value of RSUs that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. One-half of these RSUs vested on February 25, 2021, and the remaining RSUs will generally be earned or forfeited based on continued employment with Grace through February 25, 2022.
(c)Market value of RSUs that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. One-third of these RSUs vested on February 27, 2021, and the remaining RSUs will generally be earned or forfeited in equal increments based on continued employment with Grace through February 27, 2022 and February 27, 2023.
(d)Market value of RSUs that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. The remaining RSUs will generally be earned or forfeited based on continued employment with Grace through May 7, 2021.
(e)Market value of RSUs that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. The remaining RSUs will generally be earned or forfeited based on continued employment with Grace through May 8, 2021.
(f)Market value of PBUs granted in February 2019 that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. Pursuant to the terms of the grants, the PBUs would be earned or forfeited based on Grace performance from fiscal year 2019 through fiscal year 2021.
(g)Market value of PBUs granted in February 2020 that have not been earned is based on the December 31, 2020, closing market price of Grace common stock of $54.82 per share. Pursuant to the terms of the grants, the PBUs would be earned or forfeited based on Grace performance from fiscal year 2020 through fiscal year 2022.
(h)One-third of these options vested on February 27, 2021. The remaining options will become exercisable in equal increments on February 27, 2022, and February 27, 2023.
(i)One-half vested on February 25, 2021 and the remaining options will become exercisable on February 25, 2022.
(j)These remaining options became fully exercisable on February 21, 2021.
(k)Remaining options will become exercisable May 7, 2021.
(l)Given that Mr. Shelnitz terminated employment with Grace effective as of the close of business on December 31, 2020, and was retirement eligible at such time, his awards outstanding as of December 31, 2020 are shown here, prorated where applicable. For additional information regarding the compensation and benefits payable to Mr. Shelnitz in connection with his mutually agreed departure from Grace, including treatment of his awards, see the sections entitled “Option Exercises and Stock Vested in 2020” and “Potential Payments Upon Termination or Change in Control” below.
Option Exercises and Stock Vested in 2020
The following table provides information regarding the exercise of options and the vesting of stock awards (PBUs and RSUs) held by the NEOs during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(a)
H. La Force	—	—	11,189	672,057
W. C. Dockman	—	—	1,798	122,653
E. C. Brown	—	—	4,045	243,770
K. N. Cole	—	—	3,668	221,004
M. A. Shelnitz	—	—	5,902	346,693
_______________________________________________________________________________
(a)The values in this column include all stock award vesting events, including the 2018-2020 PBUs valued at a closing stock price for Grace common stock of $59.26 on February 26, 2021. The values of the PBU payout amounts as of the February 26, 2021, payment date, based on the closing price of Grace common stock on that date of $59.26 were: for Mr. La Force — $314,671; for Mr. Dockman — $57,660; for Ms. Brown — $121,068; for Mr. Cole — $108,979; and for Mr. Shelnitz — $133,157. For Mr. Shelnitz, the value includes prorated RSUs that vested on December 31, 2020 as well.

Pension Benefits
The following table provides information regarding benefits under our Pension Plan and our SERP for the NEOs.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit ($)(a)	Payments During Last Fiscal Year ($)
H. La Force	Pension Plan	12.75	730,000	—
	SERP	12.75	2,943,000	—
W. C. Dockman	Pension Plan	21.17	1,379,000	—
	SERP	21.17	1,521,000	—
E. C. Brown	Pension Plan	5.92	359,000	—
	SERP	5.92	544,000	—
K. N. Cole	Pension Plan	6.83	445,000	—
	SERP	6.83	591,000	—
M. A. Shelnitz	Pension Plan	37.17	2,391,000	—
	SERP	37.17	4,445,000	—
_______________________________________________________________________________
(a)Amounts comprise the actuarial present value of the individual's accumulated benefit under the Pension Plan and SERP as of December 31, 2020, assuming retirement at age 62 with benefits payable on a straight-life annuity basis, based on assumptions used for financial reporting purposes under generally accepted accounting principles, including a 2.41% discount rate determined as set forth in the Original Filing. The Pension Plan and SERP provide for a reduction in pension benefits to individuals who elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62. Although these amounts appear as a lump sum, they are generally paid as an annuity. The amounts reported are accounting values and were not realized by the individuals in cash during 2020.
Retirement Plan for Salaried Employees
Certain full-time salaried employees who are 21 or older and who have one or more years of service (including each of the NEOs) are eligible to participate in our Retirement Plan for Salaried Employees, also called the Pension Plan. Under this qualified retirement plan, pension benefits are based upon (a) the employee’s average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee’s credited Grace service. At age 62, a participant is entitled to full benefits under the Pension Plan, but a participant may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2020, federal income tax law limits to $285,000 the annual compensation on which benefits under the Pension Plan may be based. As of December 31, 2020, Messrs. La Force and Dockman, and Ms. Brown were eligible for early retirement under the Pension Plan, and Messrs. Cole and Shelnitz were eligible for regular retirement under the Pension Plan. The Pension Plan is further described in Item 8 (Financial Statements and Supplementary Data) under Note 8 (Pension Plans and Other Retirement Plans) to the Consolidated Financial Statements and in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Financial Condition, Liquidity, and Capital Resources” and “Employee Benefit Plans—Defined Benefit Pension Plans”) of the Original Filing. This benefit plan was closed to new entrants effective January 1, 2017. In January 2021, Grace announced the Pension Plan will be frozen as of December 31, 2024 and effective January 1, 2025 all participants will be moved to a defined contribution plan already in place for new hires as of January 1, 2017.
Supplemental Executive Retirement Plan
We also have an unfunded, nonqualified SERP, under which an employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. With respect to payments, the SERP generally operates in the same manner as the Pension Plan. As of December 31, 2020, Messrs. La Force and Dockman, and Ms. Brown were eligible for early retirement under the SERP, and Messrs. Cole and Shelnitz were eligible for regular retirement under the SERP. The SERP is further described in Item 8 (Financial Statements and Supplementary Data) under Note 8 (Pension Plans and Other Retirement Plans) to the Consolidated Financial Statements and in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Financial Condition, Liquidity, and Capital

Resources” and “Employee Benefit Plans—Defined Benefit Pension Plans”) of the Original Filing. Like the Pension Plan, the SERP was closed to new entrants since January 1, 2017. In January 2021, Grace announced the SERP will be frozen as of December 31, 2024 and effective January 1, 2025 all eligible participants will be moved to a defined contribution plan already in place for eligible new hires as of January 1, 2017.
Non-Qualified Deferred Compensation Plan
The following table summarizes the compensation deferred by the NEO pursuant to the provisions of Grace’s incentive compensation plan as in effect in 1998, under which certain employees were permitted to voluntarily defer receipt of shares of Grace common stock. Deferred shares under the plan are fully vested and may be distributed to the plan beneficiary upon retirement or termination of service with us. Since 1998, executives may no longer defer receipt of shares under the plan, although existing balances remain in place. In 2020, Mr. Shelnitz was the only NEO who participated in this deferred compensation plan.
Fiscal Year 2020 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2020 ($)	Registrant Contributions in Fiscal Year 2020 ($)	Aggregate Earnings in Fiscal Year 2020 ($)(a)	Aggregate Withdrawals/ Distributions in Fiscal Year 2020 ($)	Aggregate Balance at Fiscal Year 2020 End ($)(b)
M. A. Shelnitz	—	—	(165,692)	—	692,054
_______________________________________________________________________________
(a)Amount represents the change in value of shares of Grace common stock held in the plan (from December 31, 2019 to December 31, 2020). The total number of shares of Grace common stock held in the plan by Mr. Shelnitz as of December 31, 2020, was 12,624.1197 (which includes additional shares purchased with dividends paid on those shares during 2020).
(b)Amount represents the value of 12,624.1197 shares of Grace common stock deferred under the plan based on the closing price of Grace common stock on December 31, 2020, of $54.82.
Potential Payments Upon Termination or Change in Control
The following table sets forth potential payments to the NEOs in the event of certain occurrences, calculated under the assumption that employment terminated on the last day of 2020. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of the NEOs and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Pension Plan and SERP are described above under the caption “—Pension Benefits.” The value of payments to be made following termination of employment pursuant to Mr. Shelnitz’s deferred shares arrangement are described above under the caption “—Non-Qualified Deferred Compensation Plan.”

Name	Involuntary Termination Without Cause ($)(a)	Change in Control ($)(b)	Involuntary Termination Without Cause or for Good Reason within Two Years Following Change in Control ($)(c)(e)	Death ($)(d)(f)	Disability ($)(d)(g)
H. La Force	5,603,433	4,063,870	10,538,870	2,365,933	2,232,183
W. C. Dockman	1,263,080	1,043,027	3,769,050	699,075	605,074
E. C. Brown	1,194,645	904,867	3,340,867	690,645	606,645
K. N. Cole	1,063,826	792,758	2,996,781	607,822	531,821
M. A. Shelnitz (h)	1,226,054	440,654	3,120,254	671,654	579,254
_______________________________________________________________________________
(a)Consists of minimum severance payments pursuant to the Executive Severance Plan. Amount excludes AICP payments that executive officers may receive in the discretion of the Compensation Committee as described below under “—Termination and Change in Control Arrangements” (includes prorated equity amounts for executive officers, all of whom are retirement-eligible). See “— Effect of Employee Termination—LTIP—2014 Stock Incentive Plan and 2018 Stock Incentive Plan—PBU and RSU Awards,” below.
(b)For stock options and stock awards granted under the 2014 Stock Incentive Plan, upon a change in control, stock options immediately become fully vested and exercisable and stock awards become fully vested. For stock options and stock awards granted under the 2018

Stock Incentive Plan, upon a change in control followed by a termination event other than for cause or resignation for good reason that occurs within two years following the change in control, stock options become fully vested and exercisable and stock awards become fully vested. Stock awards are valued at the December 31, 2020, Grace common stock price of $54.82. PBUs granted in 2018 are valued at 55% of target levels, the payout determined in February 2021, and PBUs granted in 2019 and 2020 are valued at target. The foregoing assumes all conditions are fulfilled.
(c)Includes the amounts in footnote “b” above plus the amounts in footnote “e” below.
(d)Includes prorated equity amounts. See “— Effect of Employee Termination—LTIP—2014 Stock Incentive Plan and 2018 Stock Incentive Plan—PBU and RSU Awards,” below.
(e)Includes contractual payments pursuant to each executive’s respective Change in Control Severance Agreement calculated under the assumption that no excise tax will apply and excludes AICP payments that executive officers may receive under certain circumstances in the discretion of the Compensation Committee as described below under “—Termination and Change in Control Arrangements—Annual Incentive Compensation Plan” as follows:

Name	Change in Control Severance Payments ($)
H. La Force	6,475,000
W. C. Dockman	2,726,023
E. C. Brown	2,436,000
K. N. Cole	2,204,023
M. A. Shelnitz	2,679,600
(f)Includes the sum of payments under the Grace Executive Salary Protection Plan (“ESPP”), described below, during the first year following death. Amount excludes AICP payments that executive officers may receive under certain circumstances in the discretion of the Compensation Committee as described below under “—Termination and Change in Control Arrangements.” During subsequent years after death until the specified termination year (reflecting the executive officer’s age as of December 31, 2020), the sum of payments each year would be as follows:

Name	ESPP Payments Each Year Following Year of Death ($)	Year of Termination of Payments*
H. La Force	462,500	2028
W. C. Dockman	235,002	2024
E. C. Brown	210,000	2027
K. N. Cole	190,002	2024
M. A. Shelnitz	231,000	2024
_______________________________________________________________________________
*    Payments terminate ten years following death; however, if the executive officer is over age 55 at the time of death, the duration payments is reduced.
(g)Includes sum of payments under the ESPP during the first 12-month period following disability, assuming the executive officer remains disabled for at least 12 consecutive months as reflected in the following table. Amounts reflect the offset of expected payments under Grace’s long-term and short-term disability plans that are based, in part, on the duration of the executive officer’s employment. Amount excludes AICP payments executive officers may receive under certain circumstances in the discretion of the Compensation Committee as described below under “—Termination and Change in Control Arrangements—Annual Incentive Compensation Plan.” During subsequent 12-month periods after disability until the specified termination year or earlier death or end of disability, the sum of payments each year would be
:

Name	ESPP Payments During 12-Month Period Following Disability ($)	ESPP Payments During Subsequent 12-Month Periods ($)	Year of Termination of Payments
H. La Force	328,750	195,000	2029
W. C. Dockman	141,001	47,000	2024
E. C. Brown	126,000	42,000	2028
K. N. Cole	114,001	38,000	2023
M. A. Shelnitz	138,600	46,200	2023
(h)The amounts set forth in the table above for Mr. Shelnitz (which are calculated based on certain assumptions) are greater than the actual amounts that the Company paid to him upon his termination at December 31, 2020. The actual amounts that we paid to Mr. Shelnitz can be found in the “Summary Compensation Table” and the “Option Exercises and Stock Vested in 2020” table. Mr. Shelnitz remains eligible to also receive pro-rated 2019 and 2020 PBU awards at the approved payout level, if any, determined by the Committee after the end of the respective performance cycle.

Termination and Change in Control
Change in Control Severance Agreements
We have entered into change in control severance agreements with all of our executive officers (including the NEOs), which renew automatically unless the Grace Board elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a “change in control,” he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation. In addition, the executive officer would also receive a prorated target annual incentive bonus for the year in which the change in control occurs and continued Company-provided health insurance. For purposes of the severance agreements, “change in control” means the acquisition of 20% or more of the outstanding Grace common stock (but not if such acquisition is the result of the sale of common stock by Grace that has been approved by Grace’s Board), the failure of Board-nominated directors to constitute a majority of any class of Grace’s Board, the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace. The severance amount would be paid in a single lump-sum after termination. Our change in control severance agreements do not provide for any “gross up” or other payments in respect of taxes owed by our executive officers following a termination of employment. The description of the severance agreements in this Form 10-K/A does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC. Further, the change in control severance agreements may be amended in connection with the Merger Agreement.
Severance Arrangements (Without a Change in Control)
Grace maintains the Executive Severance Plan, which provides that, if the employment of an executive officer is terminated that is not because of a change in control, he or she will be entitled to cash severance equal to one times (two times, in the case of the CEO) the sum of his or her base salary and target bonus. The Executive Severance Plan also provides that, upon a termination without cause not due to a change in control, an executive officer will be entitled to a prorated target annual bonus for the year of termination if he or she has completed at least three months of employment in the applicable year. Payments under the Executive Severance Plan are contingent upon the executive officer’s execution and non-revocation of a release of claims and non-compete and non-solicitation of employees covenants with a duration of 24 months, in favor of Grace. Our severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security. The Executive Severance Plan meets these goals and, in addition, equalizes the non-change in control severance arrangements for all of the NEOs, with the exceptions noted for the CEO. The description of the severance arrangements in this Form 10-K/A does not purport to be complete and is qualified in its entirety by reference to the complete text of the Executive Severance Plan, which the Company filed with the SEC.
Executive Salary Protection Plan
All executive officers (including the NEOs) participate in the Executive Salary Protection Plan which provides that, in the event of a participant’s disability or death prior to age 70, we will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant’s age at the time of disability or death. Payments under the plan may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). Any payment under the plan as a result of disability would be reduced by the amount of disability income received under Grace’s long-term and short-term disability plans that are generally applicable to U.S. salaried employees. The payments would be paid in installments in the form of salary continuation. The description of the plan in this Form 10-K/A does not purport to be complete and is qualified in its entirety by reference to the complete text of the Executive Salary Protection Plan, which the Company filed with the SEC.

Annual Incentive Compensation Plan
An employee who voluntarily terminates his or her employment prior to an AICP payout date will generally not receive an AICP payment. Under the Executive Severance Plan, an executive officer who completes at least three months of employment in the calendar year in which he or she qualifies for severance under the Executive Severance Plan, would receive a pro rata amount of any bonus the executive officer is eligible to receive for that year under the AICP. This pro rata amount would reflect the executive officer’s completed months of service in that year. The amount of any such bonus would depend on the extent that the applicable business performance goals are met (and will be subject to any applicable committee approvals); and also on the executive officer’s individual performance while still employed by Grace, provided that the individual performance criteria won’t be used to reduce, or increase, the amount of the executive’s bonus entitlement by more than 25%, based on the determination of the executive’s former management at Grace. Any pro rata bonus to which he or she becomes entitled would be paid at the same time as bonuses are paid to actively employed eligible employees (normally in March after the calendar year to which the bonus relates).
Effect of Employee Termination—2014 Stock Incentive Plan and 2018 Stock Incentive Plan
Our 2018 Stock Incentive Plan was approved by our Shareholders at our 2018 Annual Meeting of Shareholders. One key difference between our 2014 and 2018 plans is that under the 2018 Stock Incentive Plan, payments are triggered by the involuntary termination of the executive officer’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) within two years following a change in control, commonly referred to as a “double-trigger” arrangement.
PBU and RSU Awards
An employee whose employment terminates prior to the payout date will forfeit any unpaid PBU or RSU award payment if employment terminates for any of the following reasons:
•voluntary termination without the consent of the Compensation Committee;
•retirement under a Grace retirement plan prior to age 62 without the consent of the Compensation Committee (except that for awards made after January 1, 2016, for those who leave Grace due to early retirement, with early retirement being defined as retirement with a minimum age of 55 and combined age and years of service of at least 60, PBU and RSU awards will vest on a pro-rata basis, based on the number of completed months of service through the retirement date); or
•termination for cause.
An employee whose employment terminates prior to the payout date will receive a PBU or RSU award payment if employment terminates for any of the following reasons:
•retirement under a Grace retirement plan either at or after age 62 (prorated in accordance with the relevant plan);
•death or disability (prorated in accordance with the relevant plan); or
•in certain cases, in connection with a change in control of Grace —
◦Under the 2014 Stock Incentive Plan, “change in control” means that a person beneficially owns 20% or more of the outstanding Grace common stock (but not if such ownership is the result of the sale of Grace common stock by Grace that has been approved by Grace’s Board or pursuant to a plan of reorganization that is confirmed and effective), the failure of Board-nominated directors to constitute a majority of any class of the Grace Board, the occurrence of a corporate transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace. In accordance with the terms of the 2014 Plan, all restrictions and deferral limitations applicable to PBUs and RSUs lapse, and the

PBUs and RSUs become free of all restrictions and become fully vested and transferable to the full extent of the original grant.
◦Under the 2018 Stock Incentive Plan: (a) “change in control” has a similar meaning compared to the 2014 Stock Incentive Plan definition, except that: (i) “a majority of the” Grace Board replaces “a majority of any class of the” Grace Board; and (ii) the definition of Board-nominated directors is expanded to include certain new members; and (b) the Compensation Committee has full and final authority to determine whether a change in control event has occurred.
◦The 2018 Stock Incentive Plan differs from the 2014 Stock Incentive Plan with respect to treatment of awards upon a change in control.
In accordance with the terms of the 2014 Plan, upon a change in control, stock options immediately become fully vested and exercisable and stock awards become fully vested.
In accordance with the terms of the 2018 Plan —
(a)Stock Incentives Not Assumed. If a change in control occurs and an employee’s PBUs or RSUs are not continued, converted, assumed, or replaced with a substantially similar award by (i) the Company, or (ii) a successor entity (an “Assumption”), and provided that the employee has not had a termination of service, then immediately prior to the change in control such stock incentives shall become fully vested, exercisable and/or payable, as applicable, and all forfeiture, repurchase and other restrictions on such stock incentives shall lapse, in which case, such stock incentives shall be canceled upon the consummation of the change in control in exchange for the right to receive the change in control consideration payable to other holders of Common Stock (subject to certain additional provisions if Section 409A of the Code is applicable).
(b)Stock Incentives Assumed. If a change in control occurs and an employee’s PBUs or RSUs are subject to Assumption, and, within twenty-four (24) months following such change in control (i) such employee’s employment or service with the Company or a successor is terminated other than for cause or (ii) such employee voluntarily terminates his or her employment or service with the Company or a successor entity with good reason, then such employee’s remaining unvested PBUs and RSUs (including any substituted stock incentives) shall become fully vested, exercisable and/or payable, as applicable, and all forfeiture, repurchase and other restrictions on such stock incentives (including any substituted stock incentives) shall lapse, on the date of termination.
•In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive a PBU or RSU award payment. For an employee whose employment terminates prior to payout date, the amount of the PBU or RSU award payment will generally be prorated.
Stock Option Awards
Any stock option held by an employee whose employment terminates prior to exercise will terminate as follows (unless such options would sooner terminate in accordance with the applicable term):
•when employment terminates, if the employee voluntarily terminated employment without the consent of the Compensation Committee, or was terminated for cause, except that:
◦for stock options granted after January 1, 2016, for terminations due to retirement (defined as retirement with a minimum age of 55 and combined age and years of service of at least 60), stock options will vest on a pro-rata basis, based on the number of completed months of service from the grant date through the retirement date (provided that employees age 62 and older will fully vest in outstanding stock options upon retirement if the first tranche is vested); and

◦a participant who voluntarily terminates employment may exercise vested stock option awards any time within 45 days following the last day of employment.
•three years after employment terminates, if employment terminates due to death or incapacity;
•for awards made prior to January 1, 2016, three years after employment terminates, if employment terminates due to retirement with a minimum age of 55 and at least one year of service under a Grace retirement plan; or
•three months (subject to extension by the Compensation Committee for up to three years) after employment terminates, if employment terminates for another reason; however, if the holder dies or becomes incapacitated during the three-month period (or such longer period as the Compensation Committee approves) the option shall terminate three years after employment termination.
In the event of a Change in Control (as described above), any Grace stock options outstanding under the 2014 Stock Incentive Plans that are not exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant. In the event of a Change in Control (as described above), any Grace stock options outstanding under the 2018 Stock Incentive Plans that are not exercisable and vested, shall be treated in the same manner as stated above for the PBUs and RSUs (i.e., shall vest immediately if not assumed, or if assumed, “double-trigger” upon a qualifying termination of employment within two years following a Change in Control).
The descriptions of the 2014 Stock Incentive Plan, the 2018 Stock Incentive Plan, and the respective PBU Awards, RSU Awards, and Stock Option Awards contained in this Form 10-K/A do not purport to be complete and are qualified in their entirety by reference to the full texts of the 2014 Stock Incentive Plan, the 2018 Stock Incentive Plan, and the Forms of Performance-Based Unit Grant Agreements, Restricted Stock Unit Grant Agreements, and Stock Option Grant Agreements, which are filed with the SEC.
Pay ratio disclosure
The median of the annual total compensation of all employees of the Company for 2020, except for our CEO, was $110,216. The annual total compensation of our CEO for 2020 was $5,971,240 (determined as described in the last sentence, below). The ratio of our CEO pay to our median worker pay for 2020 was 54:1. We chose the date of October 1, 2020, for identifying our median employee. The Company used annual base salary as its Consistently Applied Compensation Measure to determine our median employee. We then determined that person’s Summary Compensation Table pay, computed in accordance with Item 402 of Regulation S-K.

Important Information Concerning GAAP and Non-GAAP Financial Measures; Certain Definitions
In this Amendment No. 1, we present financial information in accordance with U.S. GAAP, as well as non-GAAP financial information. Shareholders are directed to Part II, Item 8 on pages 58 through 115, inclusive, of the Original Filing for financial information presented in accordance with U.S. GAAP. For information on non-GAAP financial measures, shareholders should refer to the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing on pages 31 through 47, inclusive.
We believe that the non-GAAP financial information provides useful supplemental information about the performance of our businesses, improves period-to-period comparability, and provides clarity on the information our management uses to evaluate performance and determine compensation. In the Original Filing, and below, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from those results should be evaluated carefully.
How we define, calculate and use certain non-GAAP financial measures
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales and exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired inventory fair value adjustment; gains and losses on modification or extinguishment of debt; the effects of these items on equity in earnings of unconsolidated affiliate; and certain other items that are not representative of underlying trends.
We define Adjusted Free Cash Flow (a non-GAAP financial measure) to be net cash provided by or used for operating activities minus capital expenditures plus cash flows related to legacy matters; cash paid for restructuring and repositioning; capital expenditures related to repositioning; cash paid for third-party acquisition-related costs; cash flows related to debt modification; accelerated payments under defined benefit pension arrangements; and certain other items that are not representative of underlying trends.
We define Adjusted Net Sales (a non-GAAP financial measure) as net sales adjusted for the difference between actual foreign currency exchange rates and our annual operating plan exchange rates.
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
We use Adjusted EBIT, Adjusted Free Cash Flow, Adjusted Net Sales, and Adjusted EPS as performance measures in determining certain incentive compensation. We use Adjusted Gross Margin as a performance measures and may use this measure in determining certain incentive compensation.
Adjusted EBIT, Adjusted Free Cash Flow, Adjusted Net Sales, Adjusted EPS, and Adjusted Gross Margin are non-GAAP financial measures; do not purport to represent income measures as defined under U.S. GAAP; and should not be used as alternatives to such measures as an indicator of our performance. We provide these measures to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors and others understand the information we use to evaluate the performance of our businesses. They distinguish the operating results of our current business base from the costs of our legacy matters; restructuring and repositioning activities; and certain other items. These measures may have material limitations due to the exclusion or inclusion of amounts that are included or excluded, respectively, in the most directly comparable measures calculated and presented in accordance with U.S. GAAP, and thus investors and others should review carefully our financial results calculated in accordance with U.S. GAAP.
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to legacy matters, and may exclude income and expenses from restructuring, repositioning, and other activities, which historically have been material components of our net income. Adjusted EBIT should be evaluated together with net income and net income attributable to Grace shareholders, measured under U.S. GAAP, for a complete understanding of our results of operations.
See below for financial measure reconciliations. Numbers are subject to rounding. Notably, how we define, calculate and use non-GAAP financial measures can naturally change over time based upon changes in facts and circumstances as businesses and practices evolve.
Reconciliations
Adjusted Net Sales
For 2020 and 2019, our Adjusted Net Sales were as follows. We adjust net sales to take into account foreign currency fluctuations during the year because when we prepare our internal annual operating plan in advance, we budget at certain forecasted exchange rates, which naturally change during the course of the year.

	Year Ended December 31,
(In millions)	2020	2019
Net sales	$1,729.8	$1,958.1
Currency adjustment	4.7	23.0
AICP Adjusted Net Sales	$1,734.5	$1,981.1

Adjusted Free Cash Flow
As set forth in the following table, for 2020 and 2019, our Adjusted Free Cash Flow was as follows.

	Year Ended December 31,
(In millions)	2020	2019
Net cash provided by (used for) operating activities	$349.6	$392.1
Capital expenditures	(155.5)	(194.1)
Free Cash Flow	194.1	198.0
Cash paid for legacy matters	21.0	19.3
Cash paid for repositioning	10.7	16.8
Cash paid for third-party acquisition-related costs	5.1	2.9
Cash paid for restructuring	3.1	10.2
Cash paid related to modification of debt	2.6	—
Other items	0.3	—
Adjusted Free Cash Flow	$236.9	$247.2
Adjusted EPS; Adjusted EBIT; and Adjusted Gross Margin
For reconciliations of Adjusted EPS; Adjusted EBIT; and Adjusted Gross Margin, see the “Results of Operations” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 47, inclusive, of the Original Filing.
Rounding
Numbers used in this Amendment No. 1 are subject to rounding.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly:
•as of the date of the most recent Schedule 13D or Schedule 13G (or amendments thereto), filed by such person with the SEC on or before February 28, 2021, by each person that is the beneficial owner of more than 5% of the outstanding shares of Grace common stock as reflected in such Schedule (or amendment thereto); and
•as of February 28, 2021, by:
◦each current director and nominee;
◦each of the executive officers named in the Summary Compensation Table set forth in “Executive Compensation—Compensation Tables”; and
◦all current directors, nominees, and executive officers as a group.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent (2)
40 North Management LLC (3)	9,865,008		14.9
9 West 57th Street, 30th Floor New York, NY 10019
The Vanguard Group, Inc. (4)	5,669,493		8.6
100 Vanguard Blvd. Malvern, PA 19355
Robert F. Cummings	17,140
	2,000	(5)
	19,140		*
Julie Fasone Holder	6,791		*
Diane H. Gulyas	13,140		*
Hudson La Force	123,107
	101,332	(6)
	224,439		*
Henry R. Slack	3,812		*
Christopher J. Steffen	24,070		*
Mark E. Tomkins	23,140		*
Shlomo Yanai	5,290		*
William C. Dockman	12,764
	19,504	(6)
	32,268		*
Elizabeth C. Brown	22,537
	31,517	(6)
	54,054		*
Keith N. Cole	16,946
	28,202	(6)
	45,148		*
Mark A. Shelnitz	69,104
	12,624	(5)
	30,865	(6)
	112,593		*
Current directors, nominees, and executive officers as a group (12 persons) (7)	268,737
	2,000	(5)
	180,555	(6)
	451,292		0.7
_______________________________________________________________________________
*Indicates less than 1.0%.
(1)The address of each of our directors and executive officers is c/o Corporate Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044. Except as otherwise indicated, to our knowledge, each individual, along with his or her spouse, as applicable, has sole voting and investment power over the shares.
(2)Based on 66,275,355 shares of Grace common stock outstanding on February 28, 2021, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act to the extent applicable.
(3)40 North Management LLC (“40 North Management”), 40 North Latitude Fund LP (“40 North Latitude Feeder”), 40 North GP III LLC (“40 North GP III”), 40 North Latitude Master Fund Ltd. (“40 North Latitude Master”), David S. Winter and David J. Millstone, beneficially owns 9,865,008 shares of Grace common stock (the “40 North Shares”). Each of 40 North Management, 40 North Latitude Feeder, 40 North GP III, 40 North Latitude Master, Mr. Winter and Mr. Millstone may be deemed the beneficial owner of all of the 40 North Shares. 40 North Management may be deemed to have sole power to vote and sole power to dispose of all of the 40 North Shares, whereas the other reporting persons having beneficial ownership may be deemed to have shared power to vote and shared power to dispose of such 40 North

Shares. 40 North Management serves as principal investment manager to 40 North Latitude Feeder and 40 North Latitude Master. As such, 40 North Management has been granted investment discretion over portfolio investments, including the 40 North Shares. Mr. Winter and Mr. Millstone serve as the sole members and principals of each of 40 North Management and 40 North GP III, and as the sole directors of 40 North Latitude Master. The ownership information set forth is based on materials contained in Schedules 13D/A filed with the SEC by 40 North Management LLC on January 11, 2021 and February 1, 2021.
(4)The Vanguard Group, Inc. (“VGI”) beneficially owns in the aggregate 5,669,493 shares of Grace common stock by means of: shared voting power over 40,700 shares; sole investment power over 5,581,527 shares; and shared investment power over 87,966 shares. The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC by VGI on February 10, 2021.
(5)Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.
(6)Shares of Grace common stock to be issued upon the exercise of stock options that are exercisable and shares of Grace common stock with respect to which investment or voting power will vest within 60 days after February 28, 2021. Pursuant to SEC rules, such shares are deemed to be beneficially owned as of such date.
(7)Excludes Mr. Shelnitz, who resigned effective December 31, 2020, and includes Cherée H. Johnson, who was elected Senior Vice President, General Counsel and Secretary in 2021.
Arrangements that may result in Change of Control
For Arrangements that may result in Change of Control, see Item 13, “Certain Relationships and Related Transactions, and Director Independence” under the captions “Related Party Transactions—Agreements with Certain of our Shareholders,” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020, with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options, restricted stock and other equity awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(b)	Weighted-average exercise price of outstanding options, warrants and rights ($)(b)(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) (#)(d)
Equity compensation plans approved by security holders(a)	1,981,159	66.86	6,304,064
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,981,159	66.86	6,304,064
_______________________________________________________________________________
(a)    The 2014 Stock Incentive Plan (the “2014 Plan”) was approved on behalf of Grace shareholders by the Official Committee of Equity Security Holders in the Grace Chapter 11 case and by the U.S. Bankruptcy Court and U.S. District Court for the District of Delaware as part of our Joint Plan of Reorganization, which became effective on February 3, 2014. The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by Grace shareholders on May 9, 2018.
(b)    Under the 2014 Plan, as of December 31, 2020 there were 898,066 shares of Grace common stock to be issued upon the exercise of outstanding options (the weighted-average exercise price of outstanding options is $68.86), 38,658 shares to be issued upon completion of the performance period for stock-settled performance-based units, or “PBUs” (assuming 55% of target payout for the 2018-2020 PBUs) and 23,359 shares to be issued upon completion of the vesting period for stock-settled restricted stock units, or “RSUs,” awards. Under the 2018 Plan, as of December 31, 2020 there were 519,268 shares of Grace common stock to be issued upon the exercise of outstanding options (the weighted-average exercise price of outstanding options is $63.39), 392,565 shares to be issued upon completion of the performance period for stock-settled PBUs (assuming 55% of target payout for the 2018-2020 PBUs and the maximum number of shares are earned in respect of all other outstanding PBUs) and 109,243 shares to be issued upon completion of the vesting period for stock-settled restricted stock unit (“RSU”) awards.
(c)    The calculation of weighted-average exercise price does not take outstanding PBUs and RSUs into account.
(d)    Amount represents the number of shares of Grace common stock available for issuance pursuant to stock options, restricted stock, PBUs and other awards that could be granted in the future under the 2018 Plan. Future awards may not be granted under the 2014 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
The information set forth under “Number and Independence of Directors” in Item 10 of this Amendment No. 1 is incorporated herein by reference.
Related Party Transactions
Our Board recognizes that transactions involving related persons in which Grace is a participant can present conflicts of interest, or the appearance thereof, so our Board has adopted a written policy as part of the Grace Corporate Governance Principles (which are available on our website at www.grace.com/en-us/corporate-leadership/Pages/Governance.aspx) with respect to related person transactions. The policy applies to transactions involving related persons that are required to be disclosed pursuant to SEC regulations, which are generally transactions in which:
•Grace is a participant;
•the amount involved exceeds $120,000; and
•any related person, such as a Grace executive officer, director, director nominee, 5% shareholder or any of their respective family members, has a direct or indirect material interest.
Each such related person transaction shall be reviewed, determined to be in, or not inconsistent with, the best interests of Grace and its shareholders and approved or ratified by:
•the disinterested members of the Audit Committee, if the disinterested members of the Audit Committee constitute a majority of the members of the Audit Committee; or
•the disinterested members of our Board.
In the event a related person transaction is entered into without prior approval and, after review by the Audit Committee or our Board, as the case may be, the transaction is not ratified, we will make all reasonable efforts to cancel the transaction.
Agreements with Certain of our Shareholders
On April 26, 2021, the Company issued a press release announcing the entry into a definitive agreement providing for the acquisition of the Company by an affiliate of Standard Industries Holdings Inc. (“Standard Industries Holdings”), subject to the terms and conditions contained therein. The Company also announced that Standard Industries Holdings’ related investment platform 40 North Latitude Master Fund Ltd. (“40 North”), which owns approximately 14.9% of the Company’s outstanding common stock, had entered into a voting agreement pursuant to which 40 North has agreed to vote its shares of Grace common stock in favor of the transaction.
Merger Agreement
On April 26, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gibraltar Acquisition Holdings LLC, a Delaware limited liability company (“Parent”) and a wholly owned subsidiary of Standard Industries Holdings, and Gibraltar Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Our Board has unanimously approved the Merger Agreement.
As a result of the Merger, each share of Grace common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including for shares of Grace common stock owned by shareholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”)) will, at the Effective Time, automatically be converted into the right to receive $70.00 in cash, without interest, subject to applicable withholding taxes (the “Merger Consideration”).
Pursuant to the Merger Agreement, as of the Effective Time, (1) each option to purchase shares of Grace common stock and each stock appreciation right with respect to shares of Grace common stock that is outstanding immediately prior to the Effective Time will vest at closing and be converted into the right to receive an amount in cash equal to the product of Merger Consideration (less the applicable exercise price) and the number of shares of Grace common stock covered by such option (without interest and less applicable withholding taxes) and (2) each restricted stock unit award and each performance-based unit award relating to shares of Grace common stock that is outstanding immediately prior to the Effective Time will be assumed and converted into the right to receive an amount in cash (without interest) equal to the product obtained by multiplying the Merger Consideration by the number of shares of Grace common stock covered by such award immediately prior to the Effective Time, which converted cash award will be subject to continued service vesting and other terms as set forth in the Merger Agreement.
Pursuant to the terms of the Merger Agreement, the Company will suspend payment of its quarterly dividend during the pendency of the transaction.
If the Merger is consummated, the Grace common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.
Closing Conditions
Completion of the Merger is subject to certain mutual closing conditions, including (1) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Grace common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval of the Merger under certain other applicable antitrust laws, and (3) the absence of any order, injunction or law prohibiting the Merger. In the case of the Company, completion of the Merger is subject to certain additional closing conditions, including (A) the accuracy of Parent and Merger Sub’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, and (B) the performance by Parent and Merger Sub in all material respects of their covenants and agreements under the Merger Agreement. In the case of Parent and Merger Sub, completion of the Merger is subject to certain additional closing conditions, including (X) the accuracy of the Company’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (Y) the performance by the Company in all material respects of its covenants and agreements under the Merger Agreement, and (Z) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. The closing of the Merger is not subject to a financing condition. The parties expect the transaction to close in the fourth quarter of 2021.
No Solicitation
The Merger Agreement provides that the Company must comply with customary non-solicitation restrictions, including certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals. Subject to certain customary “fiduciary out” exceptions, our Board is required to recommend that the Company’s stockholders adopt the Merger Agreement and to call a meeting of the Company’s stockholders to vote on a proposal to adopt the Merger Agreement.
Termination and Fees
Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by January 26, 2022 (subject to extension to April 26, 2022 under certain circumstances described in the Merger Agreement, including for purposes of obtaining required regulatory approvals), (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order or law permanently prohibiting the Merger, (3) the Company’s stockholders fail to adopt the Merger Agreement, and (4) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach. Parent and the Company may also terminate the Merger Agreement by mutual written consent.
The Company is also entitled to terminate the Merger Agreement, and receive a termination fee of $281 million from Parent, if (1) Parent fails to consummate the Merger following the satisfaction or waiver of certain closing conditions or (2) if Parent otherwise breaches its obligations under the Merger Agreement such that the applicable condition to the consummation of the Merger is not satisfied.
If the Merger Agreement is terminated in certain other circumstances, including by the Company in order to accept a Superior Company Proposal (as defined in the Merger Agreement), or by Parent because our Board withdraws its recommendation in favor of the Merger, the Company would be required to pay to Parent a termination fee of $141 million.
Financing
Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement. Standard Industries Holdings has committed to capitalize Parent at the closing of the Merger with an aggregate equity contribution equal to $3,516 million on the terms and subject to the conditions set forth in its equity commitment letter. Standard Industries Holdings has announced that its equity commitment will be supported by the available cash of its subsidiary, Standard Industries Inc., and up to $2,500 million in proceeds from a secured term loan.
J.P. Morgan, BNP Paribas, Citi and Deutsche Bank (the “Lenders”) have agreed to provide Parent with debt financing in an aggregate principal amount of up to $3,455 million on the terms and subject to the conditions set forth in a debt commitment letter. The obligations of the Lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions.
In addition, Standard Industries Holdings has guaranteed payment of the termination fee payable by Parent under certain circumstances, as well as certain reimbursement obligations that may be owed by Parent pursuant to the Merger Agreement, subject to the terms and conditions set forth in the Merger Agreement and a limited guarantee provided by Standard Industries Holdings to the Company.
Other Terms of the Merger Agreement
The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use reasonable best efforts to conduct its business in all material respects in the ordinary course during the period between the date of the Merger Agreement and the completion of the Merger. The parties have agreed to take all actions necessary to consummate the merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger.
The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.6 hereto and is incorporated by reference herein.
The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Parent, Merger Sub or their respective affiliates. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger

Agreement, which subsequent information may or may not be reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company, Parent and Merger Sub and the transactions contemplated by the Merger Agreement that will be contained in or attached as an annex to the proxy statement on Schedule 14A that the Company will file in connection with the transactions contemplated by the Merger Agreement (the “Proxy Statement”), as well as in the other filings that the Company will make with the SEC.
Voting Agreement
40 North has entered into a voting agreement (the “Voting Agreement”) with the Company pursuant to which it has agreed, among other things, to vote its shares of Grace common stock in favor of adoption of the Merger Agreement, so long as, among other things, the Merger Agreement remains in effect. 40 North and its affiliates collectively own 9,865,008 shares of Grace common stock as of the date hereof, representing approximately 14.9% of the total outstanding Grace common stock.
The foregoing description of the Voting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Voting Agreement, a copy of which is filed as Exhibit 10.24 hereto and is incorporated by reference herein.
Letter Agreements
On February 1, 2021, we entered into a letter agreement (the “2021 Letter Agreement”) with 40 North Management LLC, 40 North GP III LLC, 40 North Latitude Master Fund Ltd. and 40 North Latitude Fund LP (collectively, the“40 North Parties”). Pursuant to the 2021 Letter Agreement and subject to the terms and conditions set forth therein, the 40 North Parties agreed to, among other things, comply with certain confidentiality obligations and standstill restrictions pursuant to which the 40 North Parties would refrain from taking certain actions with respect to the Company and the common stock of the Company until 11:59 p.m. Eastern Time on March 31, 2021 (such restrictions, the “Standstill Provisions”), subject to the earlier termination of the Standstill Provisions in certain circumstances.
In connection with the 40 North Parties’ agreement to the Standstill Provisions, the Company agreed in the 2021 Letter Agreement that, among other things, notwithstanding the latest date that a shareholder may provide timely notice of a nomination of candidates for election to the Company’s Board pursuant to the Company’s Amended and Restated By-Laws (the “By-Laws”), our Board would consider timely any nomination by the 40 North Parties of director candidates for the upcoming 2021 Annual Meeting that was delivered to the Company on or before the fifteenth day following the expiration or termination of the Standstill Provisions and otherwise complied with the applicable requirements of the By-Laws. In addition, the Company agreed in the 2021 Letter Agreement that, if the 40 North Parties delivered a notice of nomination of director candidates for the 2021 Annual Meeting on or before the fifteenth day following the expiration or termination of the Standstill Provisions, which notice of nomination otherwise complied with the requirements of the By-Laws, the Company would hold its 2021 Annual Meeting no earlier than 60 days from the date of such notice of nomination.
On April 14, 2021, the Company entered into an amendment (the “Extension Amendment”) to the 2021 Letter Agreement. Pursuant to the Extension Amendment, Grace and the 40 North Parties agreed to extend the nomination deadline for the 40 North Parties to submit candidates for election to the Company’s Board of Directors at the Company’s 2021 Annual Meeting of Shareholders to April 26, 2021. Grace and the 40 North Parties also agreed not to make any further public statements regarding the other party or the ongoing discussions between the parties prior to April 26, 2021.
The 40 North Parties did not submit a nomination of director candidates for the 2021 Annual Meeting during the applicable time period set forth in the 2021 Letter Agreement, as extended.
On February 20, 2019, we entered into an agreement with the 40 North Parties pursuant to which, among other things, we included Mr. Slack and Ms. Reiland on the slate of director nominees recommended by our Board in the Proxy Statement for our 2019 Annual Meeting of Shareholders. Mr. Slack and Ms. Reiland were elected as directors at that meeting. Prior to our 2020 Annual Meeting of Shareholders, our Board appointed Ms. Reiland as a Class I director with a term expiring at our 2021 Annual Meeting of Shareholders. Effective October 13, 2020, Ms. Reiland resigned from the Company’s Board and all of its committees based on her disagreement with the Board regarding the Company’s strategic direction. Ms. Reiland had served on the Board’s Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees.
For the amount of Grace common stock beneficially owned, directly or indirectly, by 40 North and its affiliates, see “Other Information—Stock Ownership of Certain Beneficial Owners and Management,” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The Audit Committee of our Board selected PwC to act as our principal independent accountants for 2020. The following table sets forth the fees and expenses that we incurred for the services of PwC for the year ended December 31, 2019, and our estimate of the fees and expenses that we incurred for the year ended December 31, 2020:

Fee Description	2020	2019
Audit Fees	$2,635,000	$2,564,000
Audit-Related Fees	178,000	55,000
Tax Fees	6,000	203,000
All Other Fees	5,000	5,000
Total Fees	$2,824,000	$2,827,000
Audit Services relate to the audit of our consolidated financial statements and our internal controls over financial reporting (as required under Section 404 of the Sarbanes-Oxley Act of 2002); the reviews of our consolidated quarterly financial statements; services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements; services in connection with the implementation of new accounting or financial standards; and consents and assistance with respect to our SEC filings.
Audit-Related Services consisted of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included under “Audit Services” above, including relating to our offering of senior notes.
Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns, and advice and assistance with transfer pricing compliance.
All Other Fees consisted of license fees for access to accounting, tax, and financial reporting literature and non-financial agreed-upon procedures.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a pre-approval policy that requires the Audit Committee to specifically pre-approve the annual engagement of the independent accountants for the audit of our consolidated financial statements and internal controls. The policy also provides for general pre-approval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically pre-approved by the Audit Committee. However, the Chair of the Audit Committee has the authority to pre-approve services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such pre-approval decisions to the full Audit Committee at its next scheduled meeting. During 2020 and 2019, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above. We have been advised by PwC that a substantial majority of the hours expended on their engagement for the 2020 audit of our consolidated financial statements and internal controls were attributed to work performed by PwC’s full-time, permanent employees.

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

Exhibit No.	Exhibit	Location
2.1	Joint Plan of Reorganization of W. R. Grace & Co. and its Debtor Subsidiaries.	Exhibit 2.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.2	Order Confirming Joint Plan of Reorganization.	Exhibit 2.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
2.3	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K (filed 1/28/16) SEC File No.: 001-13953
2.4	Amended and Restated Sale and Purchase Agreement, dated as of February 21, 2018, by and between Albemarle Corporation and W. R. Grace & Co.–Conn.	Exhibit 2.4 to Form 10-K (filed 2/22/18) SEC File No.: 001-13953
2.5	Sale, Purchase and Contribution Agreement, dated as of February 25, 2021, by and among Albemarle Corporation, W. R. Grace & Co.–Conn., and Fine Chemical Manufacturing Services LLC.	Exhibit 2.5 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
2.6	Agreement and Plan of Merger, dated as of April 26, 2021, by and among W. R. Grace & Co., Gibraltar Acquisition Holdings LLC and Gibraltar Merger Sub Inc.**	Exhibit 2.1 to Form 8-K (filed 4/26/21) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws.	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
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
Exhibit 10.02 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
10.2	W. R. Grace & Co. 2014 Stock Incentive Plan.	Exhibit 10.03 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953*
10.3	Form of Performance-based Unit Agreement (2016).	Exhibit 10.2 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.4	Form of Stock Option Award Agreement (2016).	Exhibit 10.1 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*
10.5	Form of Restricted Stock Award Agreement (2016).	Exhibit 10.3 to Form 8-K (filed 2/09/16) SEC File No.: 001-13953*

Exhibit No.	Exhibit	Location
10.6	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended.	Exhibit 10.7 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.7	W. R. Grace & Co. Executive Salary Protection Plan, as amended.	Exhibit 10.8 to Form 10-K (filed 3/28/02) SEC File No.: 001-13953*
10.8	Form of Executive Change in Control Severance Agreement between Grace and certain officers.	Exhibit 10.17 to Form 10-K (filed 3/13/03) SEC File No.: 001-13953*
10.9	Severance Plan for Leadership Team Officers of W. R. Grace & Co.	Exhibit 10.2 to Form 8-K (filed 2/04/16) SEC File No.: 001-13953*
10.10	2015 Executive Annual Incentive Compensation Plan.	Exhibit 10.1 to Form 8-K (filed 5/12/15) SEC File No.: 001-13953*
10.11	Tax Sharing Agreement, dated as of January 27, 2016, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn. and GCP Applied Technologies Inc.	Exhibit 10.1 to Form 8-K (filed 1/28/16) SEC File No.: 001-13953
10.12	Letter Agreement dated February 28, 2008, between Fred Festa, on behalf of Grace, and Hudson La Force III (includes indemnification provision).	Exhibit 10.1 to Form 8-K (filed 3/07/08) SEC File No.: 001-13953*
10.13	Letter Agreement dated November 13, 2013, between Fred Festa, on behalf of Grace, and Keith N. Cole (includes indemnification provision).	Exhibit 10.20 to Form 10-K (filed 2/25/15) SEC File No.: 001-13953*
10.14	Letter Agreement dated December 3, 2014, between Fred Festa, on behalf of Grace, and Elizabeth C. Brown (includes indemnification provision).	Exhibit 10.1 to Form 10-Q (filed 5/07/15) SEC File No.: 001-13953*
10.15	Restricted Stock Unit Award Agreement, dated February 22, 2018, between W. R. Grace & Co. and Fred Festa, in connection with transition to Non-executive Chairman.	Exhibit 10.1 to Form 10-Q (filed 5/09/18) SEC File No.: 001-13953*
10.16	Stock Option Award Agreement, dated February 22, 2018, between W. R. Grace & Co. and Fred Festa, in connection with transition to Non-Executive Chairman.	Exhibit 10.2 to Form 10-Q (filed 5/09/18) SEC File No.: 001-13953*
10.17	W. R. Grace & Co. 2018 Stock Incentive Plan.	Exhibit 10.1 to Form 8-K (filed 5/14/18) SEC File No.: 001-13953*
10.18	Form of W. R. Grace & Co. Performance-Based Units (“PBUs”) Grant Agreement (2018).	Exhibit 10.2 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.19	Form of W. R. Grace & Co. Restricted Share Units (“RSUs”) Grant Agreement (2018).	Exhibit 10.3 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.20	Form of W. R. Grace & Co. Nonstatutory Stock Option (“NSOs”) Grant Agreement (2018).	Exhibit 10.4 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.21	Separation Agreement and General Release, dated as of May 31, 2018, by and between W. R. Grace & Co.–Conn., et al., and Thomas E. Blaser.	Exhibit 10.5 to Form 10-Q (filed 8/08/18) SEC File No.: 001-13953*
10.22	Letter Agreement, dated as of February 20, 2019, by and among W. R. Grace & Co., 40 North Management LLC, 40 North GP III LLC, 40 North Latitude Master Fund Ltd. and 40 North Latitude Fund LP.	Exhibit 99.1 to Form 8-K (filed 2/20/19) SEC File No.: 001-13953*
10.23	Letter Agreement dated November 13, 2020, between Elizabeth C. Brown, on behalf of Grace, and Cherée H. Johnson (includes indemnification provision).	Exhibit 10.23 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953*
10.24	Voting Agreement, dated as of April 26, 2021, by and between W. R. Grace & Co. and the stockholder party thereto.	Exhibit 10.1 to Form 8-K (filed 4/26/21) SEC File No.: 001-13953
21	List of Subsidiaries of W. R. Grace & Co.	Exhibit 21 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
23	Consent of Independent Registered Public Accounting Firm.	Exhibit 23 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
24	Powers of Attorney.	Exhibit 24 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31(i).1 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31(i).2 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
31(i).3	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31(i).4	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Exhibit	Location
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
95	Mine Safety Disclosure Exhibit.	Exhibit 95 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Filed herewith
___________________________________________________________________________________________________________________
*    Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.
**    The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO.
By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: April 30, 2021