Form 10-Q
period 2021-03-31
W R GRACE & CO
filed 2021-05-07
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value per share	66,251,602 shares

Notes on references that we use in our disclosure. Unless the context indicates otherwise, the terms “Grace,” the “Company,” “we,” “us,” or “our” mean (i) W. R. Grace & Co. itself, or (ii) W. R. Grace & Co. and/or one or more of its consolidated subsidiaries and affiliates and, in certain cases, their respective predecessors. Unless otherwise indicated, the contents of websites that we mention are not incorporated by reference or otherwise made a part of this Report.
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

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, statements regarding: financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; impact of COVID-19 on Grace’s business; competitive positions; growth opportunities for existing products; benefits from new technology; benefits from cost reduction initiatives; succession planning; markets for securities; the anticipated timing of closing of the proposed transaction between Grace and affiliates of Standard Industries Holdings Inc. and the potential benefits of the proposed transaction. For these statements, Grace claims the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Grace is subject to risks and uncertainties that could cause actual results or events to differ materially from its projections or that could cause forward-looking statements to prove incorrect. Factors that could cause actual results or events to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy, and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; its legal and environmental proceedings; environmental compliance costs (including existing and potential laws and regulations pertaining to climate change); the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; the economics of our customers’ industries, including the petroleum refining, petrochemicals, and plastics industries, and shifting consumer preferences; public health and safety concerns, including pandemics and quarantines; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between Grace and Standard Industries Holdings Inc.’s affiliates; the failure to obtain Grace stockholder approval of the transaction or the failure to satisfy any of the other conditions to the completion of the transaction; risks relating to the financing required to complete the transaction; the effect of the announcement of the transaction on the ability of Grace to retain and hire key personnel and maintain relationships with its customers, vendors and others with whom it does business, or on its operating results and businesses generally; risks associated with the disruption of management’s attention from ongoing business operations due to the transaction; the ability to meet expectations regarding the timing and completion of the transaction; significant transaction costs, fees, expenses and charges; the risk of litigation and/or regulatory actions related to the transaction; the effects of the transaction on the previously announced fine chemicals business acquisition, which is pending as of the date of this filing, and the integration thereof; other business effects, including the effects of industry, market, economic, political, regulatory or world health conditions (including new or ongoing effects of the COVID-19 pandemic), and other factors detailed in Grace’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2020, and Grace’s other filings with the SEC, which are available at http://www.sec.gov and on Grace’s website at www.grace.com. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Grace undertakes no obligation to release publicly any revisions to its forward-looking statements, or to update them to reflect events or circumstances occurring after the dates those statements are made.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Net sales	$456.7	$421.5
Cost of goods sold	286.7	261.9
Gross profit	170.0	159.6
Selling, general and administrative expenses	74.6	71.1
Research and development expenses	17.4	17.0
Costs related to legacy matters	4.6	2.7
Equity in earnings of unconsolidated affiliate	(3.2)	(1.2)
Restructuring and repositioning expenses	12.8	2.7
Interest expense and related financing costs	19.0	18.3
Other (income) expense, net	(42.1)	(8.8)
Total costs and expenses	83.1	101.8
Income (loss) before income taxes	86.9	57.8
(Provision for) benefit from income taxes	(18.3)	(15.7)
Net income (loss)	68.6	42.1
Less: Net (income) loss attributable to noncontrolling interests	(0.2)	(0.1)
Net income (loss) attributable to W. R. Grace & Co. shareholders	$68.4	$42.0
Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$1.03	$0.63
Weighted average number of basic shares	66.2	66.5
Diluted earnings per share:
Net income (loss)	$1.03	$0.63
Weighted average number of diluted shares	66.3	66.5
Dividends per common share	$0.33	$0.30

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income (loss)	$68.6	$42.1
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	(0.1)	(0.1)
Currency translation adjustments	25.1	2.5
Gain (loss) from hedging activities	2.0	(1.0)
Total other comprehensive income (loss)	27.0	1.4
Comprehensive income (loss)	95.6	43.5
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.2)	(0.1)
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$95.4	$43.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$68.6	$42.1
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	28.1	25.5
Equity in earnings of unconsolidated affiliate	(3.2)	(1.2)
Costs related to legacy matters	4.6	2.7
Cash paid for legacy matters	(3.5)	(7.6)
Provision for (benefit from) income taxes	18.3	15.7
Cash paid for income taxes	(11.7)	(14.4)
Income tax refunds received	0.1	0.8
Defined benefit pension (income) expense	(11.7)	3.1
Gain on curtailment of U.S. salaried pension plan	(25.6)	—
Cash paid under defined benefit pension arrangements	(4.2)	(4.4)
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	(14.9)	47.3
Inventories	(21.6)	(31.7)
Accounts payable	36.3	(3.8)
All other items, net	9.4	(19.5)
Net cash provided by (used for) operating activities	69.0	54.6
INVESTING ACTIVITIES
Cash paid for capital expenditures	(55.0)	(57.1)
Other investing activities, net	2.6	(16.6)
Net cash provided by (used for) investing activities	(52.4)	(73.7)
FINANCING ACTIVITIES
Borrowings under credit arrangements	2.7	4.2
Repayments under credit arrangements	(4.7)	(6.1)
Cash paid for repurchases of common stock	—	(40.4)
Dividends paid to shareholders	(22.0)	(20.5)
Other financing activities, net	(2.2)	(4.2)
Net cash provided by (used for) financing activities	(26.2)	(67.0)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(4.1)	(3.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13.7)	(89.2)
Cash, cash equivalents, and restricted cash, beginning of period	306.2	282.9
Cash, cash equivalents, and restricted cash, end of period	$292.5	$193.7

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$4.3	$4.0
Capital expenditures in accounts payable	16.6	29.7
Expenditures for other investing activities included in accounts payable	—	10.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$290.8	$304.5
Restricted cash and cash equivalents	1.7	1.7
Trade accounts receivable, less allowance of $2.2 (2020—$2.2)	267.1	264.1
Inventories	273.6	253.8
Other current assets	53.2	51.2
Total Current Assets	886.4	875.3
Properties and equipment, net of accumulated depreciation and amortization of $1,554.6 (2020—$1,550.1)	1,193.1	1,208.8
Goodwill	560.3	562.7
Technology and other intangible assets, net	315.3	320.8
Deferred income taxes	557.6	567.1
Investment in unconsolidated affiliate	177.4	175.5
Other assets	68.3	55.3
Total Assets	$3,758.4	$3,765.5
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$14.4	$15.3
Accounts payable	262.0	262.1
Other current liabilities	282.7	281.9
Total Current Liabilities	559.1	559.3
Debt payable after one year	1,974.8	1,975.1
Unfunded defined benefit pension plans	501.6	520.7
Underfunded defined benefit pension plans	91.2	128.3
Other liabilities	323.4	347.6
Total Liabilities	3,450.1	3,531.0
Commitments and Contingencies—Note 8
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,248,119 (2020—66,190,410)	0.7	0.7
Paid-in capital	467.7	473.2
Retained earnings	695.4	648.8
Treasury stock, at cost: shares: 11,208,514 (2020—11,266,223)	(915.1)	(920.6)
Accumulated other comprehensive income (loss)	56.3	29.3
Total W. R. Grace & Co. Shareholders’ Equity	305.0	231.4
Noncontrolling interests	3.3	3.1
Total Equity	308.3	234.5
Total Liabilities and Equity	$3,758.4	$3,765.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$473.9	$648.8	$(920.6)	$29.3	$3.1	$234.5
Net income (loss)	—	68.4	—	—	0.2	68.6
Payments in consideration of employee tax obligations related to stock-based compensation	(2.2)	—	—	—	—	(2.2)
Stock-based compensation	2.1	—	—	—	—	2.1
Exercise of stock options	(0.1)	—	0.1	—	—	—
Shares issued	(5.3)	—	5.4	—	—	0.1
Dividends declared	—	(21.8)	—	—	—	(21.8)
Other comprehensive (loss) income	—	—	—	27.0	—	27.0
Balance, March 31, 2021	$468.4	$695.4	$(915.1)	$56.3	$3.3	$308.3

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$478.6	$730.5	$(892.2)	$78.8	$6.5	$402.2
Net income (loss)	—	42.0	—	—	0.1	42.1
Repurchase of common stock	—	—	(40.4)	—	—	(40.4)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.1)	—	—	—	—	(4.1)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(10.3)	—	10.3	—	—	—
Dividends declared	—	(20.2)	—	—	—	(20.2)
Other comprehensive (loss) income	—	—	—	1.4	—	1.4
Balance, March 31, 2020	$467.1	$752.3	$(922.3)	$80.2	$6.6	$383.9
The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
W. R. Grace & Co., through its subsidiaries, is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through two reportable segments: Grace Catalysts Technologies, which includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications; and Grace Materials Technologies, which includes specialty materials, including silica-based and complex organic molecules, used in pharma & consumer, coatings, and chemical process applications.
W. R. Grace & Co. conducts all of its business through a single wholly owned subsidiary, W. R. Grace & Co.–Conn. (“Grace–Conn.”). Grace–Conn. owns all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.
Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2020 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated.
The results of operations for the three-month interim period ended March 31, 2021, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2021.
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
Reclassifications    Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.
Recently Adopted Accounting Standards    In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update clarifies and amends existing guidance, including removing certain exceptions to the general principles in Topic 740, and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740. Grace adopted this update on January 1, 2021, and it did not have a material impact on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2021, and December 31, 2020:

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$57.7	$57.0
In process	42.9	38.2
Finished products	141.6	126.6
Other	31.4	32.0
Total inventory	$273.6	$253.8
3. Debt
Components of Debt

(In millions)	March 31, 2021	December 31, 2020
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $5.8 (2020—$6.0)	$920.5	$922.6
Senior notes due 2027, net of unamortized debt issuance costs of $9.7 (2020—$10.1)	740.3	739.9
Senior notes due 2024, net of unamortized debt issuance costs of $1.8 (2020—$1.9)	298.2	298.1
Debt payable to unconsolidated affiliate	27.4	25.6
Other borrowings	2.8	4.2
Total debt	1,989.2	1,990.4
Less debt payable within one year	14.4	15.3
Debt payable after one year	$1,974.8	$1,975.1
Weighted average interest rates on total debt	3.5%	3.5%
See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of March 31, 2021, the available credit under this facility was reduced to $391.8 million by outstanding letters of credit.
4. Fair Value Measurements and Risk
Certain of Grace’s assets and liabilities are reported at fair value on a gross basis. ASC 820 “Fair Value Measurement” defines fair value as the value that would be received at the measurement date in the principal or “most advantageous” market. Grace uses principal market data, whenever available, to value assets and liabilities that are required to be reported at fair value.
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
At March 31, 2021, and December 31, 2020, the carrying amounts, net of unamortized debt issuance costs and discounts (see Note 3), and fair values of Grace’s debt were as follows:

	March 31, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan	$920.5	$915.9	$922.6	$904.1
Senior notes due 2027	740.3	768.4	739.9	784.7
Senior notes due 2024	298.2	329.7	298.1	322.4
Other borrowings	30.2	30.2	29.8	29.8
Total debt	$1,989.2	$2,044.2	$1,990.4	$2,041.0
At March 31, 2021, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of March 31, 2021, were $444.9 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020:

	Fair Value Measurements at March 31, 2021, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$4.8	—	$4.8	—
Total Assets	$4.8	$—	$4.8	$—
Liabilities
Variable-to-fixed cross-currency derivatives	$27.8	$—	$27.8	$—
Currency derivatives	11.0	—	11.0	—
Interest rate derivatives	4.9	—	4.9	—
Total Liabilities	$43.7	$—	$43.7	$—

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.6	$—	$1.6	$—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Variable-to-fixed cross-currency derivatives	$51.0	$—	$51.0	$—
Currency derivatives	17.8	—	17.8	—
Interest rate derivatives	5.5	—	5.5	—
Total Liabilities	$74.3	$—	$74.3	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020:

March 31, 2021 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$4.6	Other current liabilities	$9.5
Currency contracts	Other assets	0.2	Other liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.6
Interest rate contracts	Other assets	—	Other liabilities	2.3
Variable-to-fixed cross-currency derivatives	Other current assets	—	Other current assets	(0.5)
Variable-to-fixed cross-currency derivatives	Other assets	—	Other liabilities	28.3
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.1)
Currency contracts	Other assets	—	Other current liabilities	1.6
Total derivatives		$4.8		$43.7

December 31, 2020 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$—	Other current liabilities	$17.7
Currency contracts	Other assets	—	Other liabilities	0.1
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Interest rate contracts	Other assets	—	Other liabilities	3.0
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current liabilities	0.2
Variable-to-fixed cross-currency swaps	Other liabilities	—	Other liabilities	50.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.9	Other current liabilities	—
Currency contracts	Other current liabilities	(0.3)	Other current liabilities	—
Total derivatives		$1.6		$74.3

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$—	Interest expense	$(0.7)
Currency contracts	5.7	Other expense	5.7
Variable-to-fixed cross-currency swaps	1.1	Interest expense	(0.2)
Variable-to-fixed cross-currency swaps	21.9	Other expense	21.9
Total derivatives	$28.7		$26.7

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(0.5)

Three Months Ended March 31, 2020 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(3.1)	Interest expense	$(0.2)
Currency contracts(1)	2.4	Other expense	1.4
Variable-to-fixed cross-currency swaps	3.4	Interest expense	2.5
Variable-to-fixed cross-currency swaps	7.6	Other expense	7.6
Total derivatives	$10.3		$11.3

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$(1.9)
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

	Three Months Ended March 31,
	2021		2020
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(19.0)	$42.1	$(18.3)	$8.8
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(0.7)	$—	$(0.2)	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	(0.2)	21.9	2.5	7.6
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	5.7	—	1.4
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.3	—	0.7
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.
The following table presents the amount of gains and losses on financial instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three months ended March 31, 2021 and 2020. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended March 31,
(In millions)	2021	2020
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$6.6	$6.1
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

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes
Grace’s effective tax rates for the three months ended March 31, 2021 and 2020, were 21.1% and 27.2%, respectively.
Grace’s effective tax rate for the three months ended March 31, 2021, approximated the U.S. federal statutory rate as the effect of income taxed in jurisdictions with higher statutory tax rates than the U.S. was offset by the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion benefit recorded in the quarter for the filing of the 2018 Federal Amended Return.
Grace’s effective tax rate for the three months ended March 31, 2020, was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S.
As of March 31, 2021, and December 31, 2020, Grace had $317.4 million in federal tax credit carryforwards before unrecognized tax benefits.
6. Pension Plans and Other Retirement Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	March 31, 2021	December 31, 2020
Overfunded defined benefit pension plans	$11.8	$11.4
Underfunded defined benefit pension plans	(91.2)	(128.3)
Unfunded defined benefit pension plans	(501.6)	(520.7)
Total underfunded and unfunded defined benefit pension plans	(592.8)	(649.0)
Pension liabilities included in other current liabilities	(15.4)	(15.7)
Net funded status	$(596.4)	$(653.3)
Fully funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation (“PBO”). Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded.
The following table presents the components of net periodic benefit cost (income).

	Three Months Ended March 31,
	2021		2020
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.3	$3.5	$4.7	$2.7
Interest cost	5.4	0.7	7.6	1.0
Expected return on plan assets	(11.3)	(0.3)	(12.0)	(0.3)
Amortization of prior service credit	(0.1)	—	(0.2)	—
Mark-to-market adjustment	(13.7)	—	—	—
Curtailment gain	(25.6)	—	—	—
Net periodic benefit cost (income)	$(41.0)	$3.9	$0.1	$3.4
In the 2021 first quarter, Grace announced to employees that the U.S. salaried plan will be frozen effective January 1, 2025. Grace recorded a $13.7 million mark-to-market gain on remeasurement of the liability as a result of an increase in discount rates since December 31, 2020, partially offset by actual asset performance less than expected through the remeasurement date. Additionally, Grace recorded a $25.6 million gain on the plan curtailment, which is attributable to the elimination of future pay recognition in the pension benefit after 2024.
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
Defined Contribution Retirement Plans    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three months ended March 31, 2021, was $3.5 million compared with $3.3 million for the prior-year quarter.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, participate in an enhanced defined contribution plan instead of a defined benefit pension plan. Grace contributes 4% of an individual employee’s salary or wages. Grace’s cost related to this enhanced defined contribution plan for the three months ended March 31, 2021, was $1.2 million compared with $1.0 million for the prior-year quarter.
7. Other Balance Sheet Accounts

(In millions)	March 31, 2021	December 31, 2020
Other Current Liabilities
Accrued compensation	$44.5	$60.6
Deferred revenue (see Note 13)	34.3	33.8
Liability for dam spillway replacement (see Note 8)	24.8	20.3
Accrued interest (see Note 3)	19.2	5.8
Pension liabilities (see Note 6)	15.4	15.7
Environmental contingencies (see Note 8)	15.0	13.8
Fair value of currency, interest rate, and commodity contracts (see Note 4)	13.7	21.6
Operating lease liabilities	12.1	10.1
Income taxes payable (see Note 5)	9.0	5.1
Other accrued liabilities	94.7	95.1
	$282.7	$281.9
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts (Continued)

(In millions)	March 31, 2021	December 31, 2020
Other Liabilities
Environmental contingencies (see Note 8)	$94.8	$95.4
Liability for dam spillway replacement (see Note 8)	60.8	69.3
Operating lease liabilities	37.4	25.8
Fair value of currency and interest rate contracts (see Note 4)	30.7	53.9
Legacy product liability (see Note 8)	24.0	24.0
Deferred revenue (see Note 13)	21.1	23.4
Retained obligations of divested businesses	11.8	12.2
Deferred income taxes	9.9	10.4
Asset retirement obligations	9.3	9.6
Unrecognized tax benefits	3.8	3.9
Other noncurrent liabilities	19.8	19.7
	$323.4	$347.6
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product (“ZAI PD Claims”), the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on February 3, 2019, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. As of March 31, 2021, the PD Trust has paid out approximately $40 million in ZAI PD Claims and expenses, leaving a balance of approximately $17 million, including the benefit of net investment gains.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)
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
At March 31, 2021, Grace’s estimated liability for legacy environmental response costs totaled $109.8 million, compared with $109.2 million at December 31, 2020, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan or agreement to pay exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)
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
Grace’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at March 31, 2021, and December 31, 2020, totaled $70.6 million and $71.2 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At March 31, 2021, and December 31, 2020, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities totaled $39.2 million and $38.0 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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
Construction of the new dam spillway at the former mine site is a key element of Grace’s overall remediation strategy. The project includes both an upper spillway and a lower spillway that are being managed as two separate projects with different engineering design and construction timelines. In 2019, Grace contracted a third-

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)
party engineering and consulting firm to develop an initial range of cost estimates for the total project. Based on this work, Grace recorded a liability of $68.0 million in 2019 for the estimated costs of the project. These costs were preliminary and subject to change as new information becomes available, including defining the final scope of the projects through the contract bidding process. During the three months ended September 30, 2020, Grace completed a review of contractor bids for the replacement of the upper spillway and increased its cost estimate for this portion of the project by $27.0 million, bringing the estimate for the total project to $95.0 million. Regarding the lower spillway, final engineering will be completed and submitted to the state of Montana for design approval in 2022, after which Grace will seek contract bids for this portion of the project. Grace believes it is reasonably possible that the ultimate costs of the two spillway projects could range between $80 million and $120 million. As Grace receives new information, its estimated liability may change materially. Construction will begin in 2021 and is expected to take three to four years.
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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of March 31, 2021, Grace had gross financial assurances issued and outstanding of $140.0 million, composed of $78.8 million of surety bonds issued by various insurance companies and $61.2 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    The restructuring gain for the three months ended March 31, 2021, was due to the adjustment of the estimated asset write-off in connection with the idling of our methanol-to-olefins (“MTO”) manufacturing facility. Costs for the three months ended March 31, 2020, primarily related to severance costs pertaining to sales force reorganization. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Expenses and Repositioning Expenses (Continued)
The following table presents restructuring activity by reportable segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In millions)	2021	2020
Catalysts Technologies	$(0.1)	$—
Materials Technologies	—	0.2
Total restructuring (income) expense	$(0.1)	$0.2
The following table presents components of the change in the restructuring liability from December 31, 2020, to March 31, 2021.

(In millions)
Balance, December 31, 2020	$3.9
Accruals for severance and other costs	—
Payments	(0.1)
Balance, March 31, 2021	$3.8
Substantially all costs related to the restructuring programs are expected to be paid by June 30, 2023, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three months ended March 31, 2021, were $12.9 million and primarily related to Grace’s review of strategic alternatives. Repositioning expenses for the three months ended March 31, 2020, were $2.5 million and primarily related to a multi-year program to transform manufacturing and business processes to extend Grace’s competitive advantages and improve its cost position.
10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Gain on curtailment of U.S. salaried pension plan (see Note 6)	$(25.6)	$—
Defined benefit pension (income) expense other than service cost	(19.3)	(3.9)
Weather-related impacts	1.7	—
Third-party acquisition-related costs	1.3	1.5
Net (gain) loss on sales of investments and disposals of assets	0.7	0.5
Currency transaction effects	(0.1)	(0.9)
Business interruption insurance recoveries	—	(8.0)
Other miscellaneous (income) expense	(0.8)	2.0
Total other (income) expense, net	$(42.1)	$(8.8)
During the three months ended March 31, 2021, Winter Storm Uri caused widespread manufacturing disruption across Texas and Louisiana. Grace operates four manufacturing facilities in the region. All sites experienced interruptions, with extended downtime at three plants ranging from 8 to 24 days. All Grace sites have resumed operations; however, operating costs are expected to remain higher than normal while some maintenance and repair activity is ongoing. Most customers have restarted operations and returned to normal operating rates. The total estimated weather-related costs are expected to be approximately $15 million, with $8.5 million impacting the first quarter and approximately $6.5 million expected in the second quarter. The

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net (Continued)
weather-related costs were primarily due to lower fixed cost absorption during the downtime, increased costs to supply customers from other Grace manufacturing plants, and costs to repair plants impacted by the weather.
The weather-related costs in other (income) expense of $1.7 million primarily related to the costs to repair the plants in order to resume operations. Cost of goods sold includes weather-related impacts of $6.2 million. In addition, Grace’s equity in earnings from unconsolidated affiliate was reduced by $0.6 million due to weather-related costs incurred by the joint venture.
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
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	27.3	(2.2)	25.1
Gain (loss) from hedging activities	2.7	(0.7)	2.0
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$29.9	$(2.9)	$27.0

Three Months Ended March 31, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	3.9	(1.4)	2.5
Gain (loss) from hedging activities	(1.4)	0.4	(1.0)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$2.4	$(1.0)	$1.4
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2020	$(0.9)	$42.8	$(12.6)	$29.3
Other comprehensive income (loss) before reclassifications	—	25.1	21.0	46.1
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	(19.0)	(19.1)
Net current-period other comprehensive income (loss)	(0.1)	25.1	2.0	27.0
Balance, March 31, 2021	$(1.0)	$67.9	$(10.6)	$56.3

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Three Months Ended March 31, 2020 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2019	$(0.5)	$92.7	$(13.4)	$78.8
Other comprehensive income (loss) before reclassifications	—	2.5	7.2	9.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	(8.2)	(8.3)
Net current-period other comprehensive income (loss)	(0.1)	2.5	(1.0)	1.4
Balance, March 31, 2020	$(0.6)	$95.2	$(14.4)	$80.2
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
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$68.4	$42.0
Denominators
Weighted average common shares—basic calculation	66.2	66.5
Dilutive effect of employee stock options	0.1	—
Weighted average common shares—diluted calculation	66.3	66.5
Basic earnings per share	$1.03	$0.63
Diluted earnings per share	$1.03	$0.63
There were 1.3 million anti-dilutive options outstanding for the three months ended March 31, 2021, compared with 1.7 million for the prior-year quarter.
On February 8, 2017, the Company announced that its Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, Grace announced that its Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. The Company did not repurchase Company common stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased 673,807 shares of Company common stock for $40.4 million, pursuant to the terms of the share repurchase program. Consistent with the terms of the Merger Agreement (see Note 17), the Company will not repurchase shares of Company common stock going forward.

Notes to Consolidated Financial Statements (Continued)

13. Revenues
Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials, and by licensing technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$40.3	$48.7	$57.3	$5.5	$151.8
Refining Catalysts	52.8	76.1	40.1	8.8	177.8
Total Catalysts Technologies	93.1	124.8	97.4	14.3	329.6
Pharma & Consumer	15.8	14.0	5.3	5.2	40.3
Coatings	7.2	20.2	11.4	2.8	41.6
Chemical process	8.7	20.3	9.0	1.3	39.3
Other	1.6	4.1	0.1	0.1	5.9
Total Materials Technologies	33.3	58.6	25.8	9.4	127.1
Total Grace	$126.4	$183.4	$123.2	$23.7	$456.7

Three Months Ended March 31, 2020 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$35.3	$52.7	$46.6	$4.8	$139.4
Refining Catalysts	57.8	73.8	31.5	5.5	168.6
Total Catalysts Technologies	93.1	126.5	78.1	10.3	308.0
Pharma & Consumer	10.3	13.6	4.8	4.8	33.5
Coatings	7.2	18.4	8.6	2.4	36.6
Chemical process	8.2	19.0	8.7	1.9	37.8
Other	1.4	4.1	0.1	—	5.6
Total Materials Technologies	27.1	55.1	22.2	9.1	113.5
Total Grace	$120.2	$181.6	$100.3	$19.4	$421.5
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
The following table presents Grace’s deferred revenue balances as of March 31, 2021, and December 31, 2020:

(In millions)	March 31, 2021	December 31, 2020
Current	$34.3	$33.8
Noncurrent	21.1	23.4
Total	$55.4	$57.2

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)
Grace records deferred revenues when cash payments are received or due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $9.6 million of revenue recognized for the three months ended March 31, 2021, that was included in the deferred revenue balance as of December 31, 2020.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $160 million as of March 31, 2021, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Year	Approximate percentage of revenue related to remaining performance obligations recognized
Remainder of 2021	19%
2022	20%
2023	19%
2024	17%
Thereafter through 2030	25%
For the three months ended March 31, 2021 and 2020, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
14. Segment Information
Grace is a global producer of specialty chemicals and specialty materials. Grace’s two reportable business segments are Grace Catalysts Technologies and Grace Materials Technologies. Grace Catalysts Technologies includes catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications. Advanced Refining Technologies LLC (“ART”), Grace’s joint venture with Chevron U.S.A. Inc. (“Chevron”), is managed in this segment. (See Note 15.) Grace Catalysts Technologies comprises two operating segments, Grace Specialty Catalysts and Grace Refining Technologies, which are aggregated into one reportable segment based upon similar economic characteristics, the nature of the products and production processes, type and class of customer, and channels of distribution. Grace Materials Technologies includes specialty materials, including silica-based and complex organic molecules, used in pharma & consumer, coatings, and chemical process applications. The table below presents information related to Grace’s reportable segments. Only those corporate expenses directly related to the reportable segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
Grace excludes defined benefit pension expense from the calculation of segment operating income. Grace believes that the exclusion of defined benefit pension expense provides a better indicator of its reportable segment performance as defined benefit pension expense is not managed at a reportable segment level.
Grace defines Adjusted EBIT to be net income attributable to W. R. Grace & Co. shareholders adjusted for interest income and expense; income taxes; costs related to legacy matters; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; gains and losses on sales or exits of businesses, product lines, and certain other investments; third-party acquisition-related costs and the amortization of acquired

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)
inventory fair value adjustment; gains and losses on modification or extinguishment of debt; the effects of these items on equity in earnings of unconsolidated affiliate; and certain other items that are not representative of underlying trends.
Reportable Segment Data

	Three Months Ended March 31,
(In millions)	2021	2020
Net Sales
Catalysts Technologies	$329.6	$308.0
Materials Technologies	127.1	113.5
Total	$456.7	$421.5
Adjusted EBIT
Catalysts Technologies segment operating income	$75.8	$82.0
Materials Technologies segment operating income	26.8	19.0
Corporate costs	(15.4)	(15.6)
Certain pension costs	(2.0)	(3.1)
Total	$85.2	$82.3
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three months ended March 31, 2021 and 2020, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2021	2020
Grace Adjusted EBIT	$85.2	$82.3
Gain on curtailment of U.S. salaried pension plan	25.6	—
Pension MTM adjustment and other related costs, net	13.7	—
Restructuring and repositioning expenses	(12.8)	(2.7)
Costs related to legacy matters	(4.6)	(2.7)
Third-party acquisition-related costs	(1.3)	(1.5)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.2)	—
Interest expense, net	(18.9)	(17.7)
Net income (loss) attributable to noncontrolling interests	0.2	0.1
Income (loss) before income taxes	$86.9	$57.8

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended March 31,
(In millions)	2021	2020
Net Sales
United States	$115.6	$108.8
Canada	10.8	11.4
Total North America	126.4	120.2
Europe Middle East Africa	183.4	181.6
Asia Pacific	123.2	100.3
Latin America	23.7	19.4
Total	$456.7	$421.5
15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $177.4 million and $175.5 million as of March 31, 2021, and December 31, 2020, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available.
The table below presents the components of Grace’s “equity in earnings of unconsolidated affiliate” in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2021	2020
Operating income	$4.5	$1.6
Depreciation and amortization	(1.1)	(0.4)
Interest expense and income taxes	(0.2)	—
Equity in earnings of unconsolidated affiliate	$3.2	$1.2
The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	March 31, 2021	December 31, 2020
Summary Balance Sheet information:
Current assets	$265.5	$286.4
Noncurrent assets	234.5	235.8
Total assets	$500.0	$522.2

Current liabilities	$147.0	$173.0
Noncurrent liabilities	0.3	0.3
Total liabilities	$147.3	$173.3

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

	Three Months Ended March 31,
(In millions)	2021	2020
Summary Statement of Operations information:
Net sales	$95.2	$75.3
Costs and expenses applicable to net sales	83.7	68.0
Income before income taxes	6.5	2.9
Net income	6.5	2.5
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

	Three Months Ended March 31,
(In millions)	2021	2020
Product manufactured for ART	$67.6	$71.1
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.3	1.4
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	14.1	14.1
The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	March 31, 2021	December 31, 2020
Trade accounts receivable	$20.3	$28.3
Accounts payable	16.6	19.8
Debt payable within one year	3.9	3.5
Debt payable after one year	23.5	22.1
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2022. No amounts were outstanding at March 31, 2021, or December 31, 2020.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, include trade accounts receivable of $0.0 million and $2.2 million, respectively, from these customers. Grace’s

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)
Consolidated Statements of Operations for the three months ended March 31, 2021, include $1.6 million of revenues from these customers, compared with $1.9 million in the prior-year quarter.
16. Acquisitions
On February 25, 2021, Grace entered into a definitive agreement to acquire the Fine Chemistry Services business of Albemarle Corporation (“Albemarle”) for approximately $570 million, including $300 million to be paid in cash at closing and $270 million to be funded through the issuance to Albemarle of non-participating preferred equity of a newly created wholly owned Grace subsidiary. On March 31, 2021, Grace secured financing for the cash portion of the purchase price with a new $300 million senior secured term loan maturing in 2028. This acquisition would strengthen and expand Grace’s existing pharma portfolio, within the Materials Technologies segment. The transaction is expected to close in the 2021 second quarter and is subject to customary closing conditions.
17. Subsequent Events
On April 26, 2021, Grace announced that it had entered into a definitive agreement (the “Merger Agreement”) providing for the acquisition of the Company by an affiliate of Standard Industries Holdings Inc. (“Standard Industries”), subject to the terms and conditions contained therein. Under the terms of the agreement, Standard Industries Holdings will acquire all of the outstanding shares of Grace common stock for $70.00 per share in cash. Grace also announced that Standard Industries’ related investment platform 40 North Latitude Master Fund Ltd. (“40 North”), which owns approximately 14.9% of the Company’s outstanding common stock, has entered into a voting agreement pursuant to which 40 North has agreed to vote its shares of Grace common stock in favor of the transaction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
We generally refer to the quarter ended March 31, 2021, as the “first quarter” and the quarter ended March 31, 2020, as the “prior-year quarter.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.
•Net sales increased 8.4% to $456.7 million.
•Net income attributable to Grace shareholders was $68.4 million.
•Adjusted EBIT1 increased 3.5% to $85.2 million.
•Diluted earnings per share was $1.03 per diluted share.
•Adjusted EPS1 increased 2.8% to $0.73 per diluted share.
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
Grace Catalysts Technologies produces and sells catalysts and related products and technologies used in petrochemical, refining, and other chemical manufacturing applications, as follows:
•Polyolefin catalysts and catalyst supports, also called specialty catalysts (SC), for the production of polyethylene (PE) and polypropylene (PP) thermoplastic resins, which can be customized to enhance the performance of a wide range of industrial and consumer end-use applications including high pressure pipe, geomembranes, food packaging, automotive parts, medical devices, and textiles. High-activity, non-phthalate catalysts allow customers to produce phthalate-free PP products and cleaner, clearer PP products. Our catalysts also improve resin properties that allow for the lightweighting of automobiles by replacing steel parts with PP while meeting demanding performance standards of automakers.
•Gas-phase polypropylene process technology, which provides our licensees with a cost-effective, flexible, and reliable capability to manufacture polypropylene products having a wide spectrum of performance attributes, enabling customers to manufacture products for a broad array of end-use applications. This capability, coupled with a complete family of catalysts and donors with a suite of value-added solutions, enables our licensees to compete effectively in their markets over the lifetime of the plant. We are the leading independent supplier that provides both PP process technology licenses and catalysts.
•Fluid catalytic cracking catalysts, also called FCC catalysts, that help to “crack” the hydrocarbon chains in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and feeds for production of petrochemicals; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides, and carbon monoxide from refinery FCC units.
•Hydroprocessing catalysts (HPC), most of which are marketed through our Advanced Refining Technologies LLC (“ART”) joint venture with Chevron U.S.A. Inc. (“Chevron”), that are used in process reactors to upgrade heavy oils into lighter, more useful products, enabling less expensive feedstock usage in the petroleum refining process, and to produce products that meet more stringent environmental regulations. These catalysts and solutions allow our customers to improve their profitability in the production of cleaner petroleum-based fuels to meet regulatory and fuel quality standards. (We hold a 50% economic interest in ART, which is not consolidated in our financial statements, so ART’s sales are excluded from our sales.)
•Chemical catalysts, which include hydrogenation and dehydrogenation catalyst products. These catalysts can be customized for use in a variety of petrochemical chain conversions as well as fine chemical production.
Grace Materials Technologies produces and sells specialty materials, which are either silica-based or complex organic molecules, that can be used in pharma & consumer, coatings, and chemical process applications, including as follows:
•Pharma & Consumer, specialty materials used as additives, intermediates and purification aids for pharmaceuticals, nutraceuticals, toothpaste, beer, food, and cosmetic segments. Our Fine Chemicals business specializes in regulatory starting materials and intermediates, especially peptide building blocks, specialty amino acids, chiral boronic acids, and esters.
•Coatings, functional additives for wood, coil, general industrial, and architectural coatings that provide surface effects and corrosion protection for metal substrates.
•Chemical process, functional materials for use in plastics, rubber, tire, and metal casting, and adsorbent products for petrochemical, natural gas, and more specialized applications.
Global Scope
We operate our business on a global scale with approximately 73% of our annual 2020 sales and 75% of our first quarter sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs included in cost of goods sold, the amortization of acquired inventory fair value adjustment, write-offs of inventory related to exits of businesses and product lines and significant manufacturing process changes, and certain other items that are not representative of underlying trends.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2021	2020	% Change
Net sales:
Catalysts Technologies	$329.6	$308.0	7.0%
Materials Technologies	127.1	113.5	12.0%
Total Grace net sales	$456.7	$421.5	8.4%
Net sales by region:
North America	$126.4	$120.2	5.2%
Europe Middle East Africa	183.4	181.6	1.0%
Asia Pacific	123.2	100.3	22.8%
Latin America	23.7	19.4	22.2%
Total net sales by region	$456.7	$421.5	8.4%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$75.8	$82.0	(7.6)%
Materials Technologies segment operating income	26.8	19.0	41.1%
Corporate costs	(15.4)	(15.6)	1.3%
Certain pension costs(B)	(2.0)	(3.1)	35.5%
Adjusted EBIT	85.2	82.3	3.5%
Gain on curtailment of U.S. salaried pension plan	25.6	—
Pension MTM adjustment and other related costs, net	13.7	—
Restructuring and repositioning expenses	(12.8)	(2.7)
Costs related to legacy matters	(4.6)	(2.7)
Third-party acquisition-related costs	(1.3)	(1.5)
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.2)	—
Interest expense, net	(18.9)	(17.7)	(6.8)%
(Provision for) benefit from income taxes	(18.3)	(15.7)	(16.6)%
Net income (loss) attributable to W. R. Grace & Co. shareholders	$68.4	$42.0	62.9%
Diluted EPS	$1.03	$0.63	63.5%
Adjusted EPS	$0.73	$0.71	2.8%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2021	2020	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	40.2%	40.7%	(50) bps
Materials Technologies	36.8%	33.0%	380 bps
Adjusted Gross Margin	39.3%	38.7%	60 bps
Weather-related impacts in cost of goods sold	(1.2)%	—%	(120) bps
Pension costs in cost of goods sold	(0.9)%	(0.8)%	(10) bps
Total Grace	37.2%	37.9%	(70) bps
Adjusted EBIT:
Catalysts Technologies	$75.8	$82.0	(7.6)%
Materials Technologies	26.8	19.0	41.1%
Corporate, pension, and other	(17.4)	(18.7)	7.0%
Total Grace	$85.2	$82.3	3.5%
Depreciation and amortization:
Catalysts Technologies depreciation and amortization	$22.2	$20.7	7.2%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	1.1	0.4	175.0%
Catalysts Technologies	23.3	21.1	10.4%
Materials Technologies	5.1	3.6	41.7%
Corporate	0.8	1.2	(33.3)%
Adjusted Depreciation and Amortization	29.2	25.9	12.7%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	(1.1)	(0.4)	(175.0)%
Total Grace	$28.1	$25.5	10.2%
Adjusted EBITDA:
Catalysts Technologies	$99.1	$103.1	(3.9)%
Materials Technologies	31.9	22.6	41.2%
Corporate, pension, and other	(16.6)	(17.5)	5.1%
Total Grace	$114.4	$108.2	5.7%
Adjusted EBIT margin:
Catalysts Technologies	23.0%	26.6%	(360) bps
Materials Technologies	21.1%	16.7%	440 bps
Total Grace	18.7%	19.5%	(80) bps
Net income margin	15.0%	10.0%	500 bps
Adjusted EBITDA margin:
Catalysts Technologies	30.1%	33.5%	(340) bps
Materials Technologies	25.1%	19.9%	520 bps
Total Grace	25.0%	25.7%	(70) bps

Analysis of Operations (In millions)	Four Quarters Ended March 31,
	2021	2020
Calculation of Adjusted EBIT Return on Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$24.6	$143.6
Adjusted EBIT	315.1	451.1
Reconciliation to Adjusted Invested Capital:
Total equity	308.3	383.9
Total debt	1,989.2	1,978.3
Underfunded and unfunded defined benefit pension plans	592.8	514.8
Liabilities related to legacy matters	220.3	203.1
Cash, cash equivalents, and restricted cash	(292.5)	(193.7)
Income taxes, net	(543.2)	(498.6)
Other items	27.3	32.0
Adjusted Invested Capital	$2,302.2	$2,419.8

Return on equity	8.0%	37.4%
Adjusted EBIT Return on Invested Capital	13.7%	18.6%
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
Gulf Coast Freeze Update
In mid-February, Winter Storm Uri caused widespread manufacturing disruption across the Gulf Coast region as a result of freezing temperatures and loss of electricity, gas, water, and other utilities. Most polyolefin manufacturers and refineries in the region were forced to shut down or operate at reduced rates following the storm. We operate four manufacturing facilities in the region. All sites experienced interruptions, with extended downtime at three plants ranging from 8 to 24 days. All Grace sites have resumed operations; however, operating costs are expected to remain higher than normal while some maintenance and repair activity is ongoing. Most customers have restarted operations and returned to normal operating rates.
•The weather-related impact on sales in the first quarter was approximately 3% or $13 million, which impacted our Refining Technologies and Specialty Catalysts operating segments.
•In addition, the total estimated weather-related costs are expected to be approximately $15 million. Weather-related costs recorded in the first quarter were $8.5 million, or $0.09 per share, with approximately $6.5 million expected in the second quarter. The costs are included in “cost of goods sold” and “other (income) expense” in the Consolidated Statements of Operations and impact both net income and Adjusted EBIT. They are primarily due to lower fixed cost absorption during the downtime, increased costs to supply customers from other Grace manufacturing facilities, and costs to repair plants impacted by the weather.
Impact of COVID-19 Pandemic and Recession
The COVID-19 pandemic has led to significantly lower transportation fuel demand and a reduction in refining activity, which has negatively affected demand for our refining catalysts. While COVID-19 had a significant negative impact on our financial results for 2020 and the 2021 first quarter, we are starting to see increasing demand across many of the markets that were impacted.
Net Sales and Gross Margin
Sales for the first quarter increased 8.4%, up 5.8% on constant currency, despite the weather-related impact of approximately 3% or $13 million, compared with the prior-year quarter. The increase was primarily due to higher sales volumes in both segments as we continue to recover from the pandemic and favorable currency translation.
Gross margin decreased 70 basis points to 37.2% for the first quarter, as weather-related costs more than offset improvement due to increased production volumes and strong operating performance. Adjusted Gross Margin increased 60 basis points to 39.3%.

Grace Net Income (Loss)
Net income attributable to Grace was $68.4 million for the first quarter, compared with $42.0 million for the prior-year quarter. The increase was primarily due to the $25.6 million curtailment gain and $13.7 million mark-to-market gain related to the freeze of the U.S. salaried pension plan. These gains were partially offset by weather-related costs of $8.5 million and higher repositioning expenses related to our review of strategic alternatives, as well as $8.0 million in business interruption insurance recoveries during the 2020 first quarter.
Adjusted EBIT

Three Months
($ in millions)
$90
$45
$0
30%
15%
0%
$82.3
$85.2
19.5%
18.7%
2020
2021
Adjusted EBIT
% of sales

Adjusted EBIT was $85.2 million for the first quarter, an increase of 3.5% compared with the prior-year quarter. The increase was primarily due to higher sales and higher income from our ART joint venture, partially offset by weather-related costs and higher operating and depreciation expenses, as well as business interruption insurance recoveries in the 2020 first quarter.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2021				2020
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted EPS				$1.03				$0.63
Gain on curtailment of U.S. salaried pension plan	$(25.6)	$(8.1)	$(17.5)	(0.26)	$—	$—	$—	—
Pension MTM adjustment and other related costs, net	(13.7)	(4.2)	(9.5)	(0.14)	—	—	—	—
Restructuring and repositioning expenses	12.8	4.0	8.8	0.13	2.7	0.6	2.1	0.03
Costs related to legacy matters	4.6	1.4	3.2	0.05	2.7	0.6	2.1	0.03
Third-party acquisition-related costs	1.3	0.4	0.9	0.01	1.5	0.3	1.2	0.02
Discrete tax items		5.9	(5.9)	(0.09)		0.1	(0.1)	—
Adjusted EPS				$0.73				$0.71
Return on Equity and Adjusted EBIT Return on Invested Capital

Return on equity for the first quarter was 8.0% on a trailing four quarters basis compared with 37.4% on the same basis as of March 31, 2020. The decline was due to lower net income, including the 2020 fourth quarter mark-to-market pension expense and the 2020 second quarter write-offs of obsolete inventory and engineering and site costs, partially offset by the mark-to-market pension income and curtailment gain recorded in the 2021 first quarter. Adjusted EBIT Return on Invested Capital for the first quarter was 13.7% on a trailing four quarters basis, compared with 18.6% calculated on the same basis as of March 31, 2020. The decline was due to lower Adjusted EBIT, reflecting the effects of the COVID-19 pandemic, as well as weather-related events in the second half of 2020 and the 2021 first quarter.
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
Net Sales—Grace Catalysts Technologies

Three Months
($ in millions)
$340
$170
$0
$308.0
$329.6
40.7%
40.2%
60%
30%
0%
2020
2021
Sales
Gross margin

Sales were $329.6 million for the first quarter, an increase of 7.0%, up 5.0% on constant currency, despite the weather-related impact of approximately 4% or $13 million, compared with the prior-year quarter. The increase on a constant currency basis was primarily due to higher sales volumes. Specialty Catalysts sales increased primarily due to higher sales volumes and increased licensing revenue. Refining Technologies sales increased primarily due to higher sales volumes. Favorable currency translation impacted the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year period.
Gross profit was $132.5 million for the first quarter, an increase of 5.6% compared with the prior-year quarter. Gross margin of 40.2% decreased 50 basis points compared with the prior-year quarter of 40.7%, primarily driven by unfavorable product mix and higher manufacturing costs, including 70 basis points related to higher raw materials and energy costs.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Three Months
($ in millions)
$90
$45
$0
40%
20%
0%
$82.0
$75.8
26.6%
23.0%
2020
2021
SOI
% of sales

Operating income was $75.8 million for the first quarter, a decrease of 7.6% compared with the prior-year quarter, primarily due to weather-related costs of approximately $8.5 million and business interruption recoveries included in the 2020 first quarter, partially offset by higher gross profit and higher ART joint venture income. Our equity in earnings from the ART joint venture was $3.2 million, an increase of $2.0 million compared with the prior-

year quarter. Operating margin for the first quarter was 23.0%, a decrease of 360 basis points compared with the prior-year quarter.
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
Net Sales—Grace Materials Technologies

Three Months
($ in millions)
$130
$65
$0
50%
25%
0%
$113.5
$127.1
33.0%
36.8%
2020
2021
Sales
Gross margin

Sales were $127.1 million for the first quarter, an increase of 12.0%, up 7.8% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes. Sales volumes increased in all subsegments, led by pharma & consumer and coatings. Favorable currency translation impacted the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year period.
Gross profit was $46.8 million for the first quarter, an increase of 24.8% compared with the prior-year quarter. Gross margin of 36.8% increased 380 basis points compared with 33.0% for the prior-year quarter. The increase in gross margin was primarily due to increased production volumes, strong operating performance, and favorable mix, partially offset by higher depreciation expense, increased logistics costs, and 110 basis points related to higher raw materials and energy costs.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Three Months
($ in millions)
$30
$15
$0
30%
15%
0%
$19.0
16.7%
$26.8
21.1%
2020
2021
SOI
% of sales

Operating income was $26.8 million for the first quarter, an increase of 41.1% compared with the prior-year quarter, primarily due to higher gross profit. Operating margin for the first quarter was 21.1%, an increase of 440 basis points compared with the prior-year quarter.
Corporate Costs

Three Months
($ in millions)
$18
$9
$0
6%
3%
0%
$15.6
$15.4
3.7%
3.4%
2020
2021
Corporate Costs
% of sales

Corporate costs include functional and other costs such as professional fees, incentive compensation, and insurance premiums. Corporate costs for the first quarter were $15.4 million, a decrease of $0.2 million compared with the prior-year period.
Restructuring and Repositioning Expenses
Repositioning expenses for the first quarter were $12.9 million and primarily related to our review of strategic alternatives. Repositioning expenses for the prior-year quarter were $2.5 million and primarily related to a multi-year program to transform manufacturing and business processes to extend our competitive advantages and improve our cost position.

The following table presents the major components of restructuring and repositioning expenses recorded in the first quarter and the prior-year quarter.

	Three Months Ended March 31,
(In millions)	2021	2020
Costs related to review of strategic alternatives	$9.7	$—
Employee severance	1.5	0.6
Other	0.9	(0.6)
Third-party costs of manufacturing and business transformation programs	0.8	2.7
Costs related to plant closures	(0.1)	—
Total restructuring and repositioning expenses	$12.8	$2.7
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $2.0 million, compared with $3.1 million for the prior-year quarter. The decrease was primarily due to a decrease in interest cost due to a decrease in discount rates partially offset by a decrease in expected return on assets.
In the first quarter, we announced to employees that the U.S. salaried plan will be frozen effective January 1, 2025. We recorded a $13.7 million mark-to-market gain on remeasurement of the liability as a result of an increase in discount rates since December 31, 2020, partially offset by actual asset performance less than expected through the remeasurement date. Additionally, we recorded a $25.6 million gain on the plan curtailment, which is attributable to the elimination of future pay recognition in the pension benefit after 2024.
Interest and Financing Expenses
Net interest and financing expenses were $18.9 million for the first quarter, an increase of 6.8% compared with the prior-year quarter. This increase was due to lower capitalized interest in 2021 related primarily to the completion of high-value capital projects in 2020.
Income Taxes
Our effective tax rates for the first quarter and prior-year quarter, were 21.1% and 27.2%, respectively. Income tax expense was $18.3 million and $15.7 million, on income before income taxes of $86.9 million and $57.8 million for the first quarter and prior-year quarter, respectively.
The provision for income taxes for the first quarter was greater than the prior-year quarter primarily due to higher pre-tax income compared with the prior-year quarter, including an increase in income in foreign jurisdictions where the statutory tax rates are higher than the statutory rates of the U.S., partially offset by the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion benefit recorded in the quarter for the filing of the 2018 Federal Amended Return.
Our provision for income taxes is based on projections of taxable income. Such projections may change in subsequent quarters, which could change our tax expense and net income in future periods.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2021.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions related to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the payment of dividends and the repurchase of shares.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. We did not repurchase shares during the first quarter. Consistent with the terms of the Merger Agreement (see Note 17 to the Consolidated Financial Statements), the Company will not repurchase shares of Company common stock going forward.
We paid cash dividends of $22.0 million during the first quarter. On February 4, 2020, we announced that our Board of Directors had approved an increase in the annual dividend rate, from $1.08 to $1.20 per share of Company common stock, effective with the dividend paid on March 17, 2020. On February 9, 2021, we announced that our Board of Directors had approved a further increase to $1.32 per share of Company common stock, effective with the dividend paid on March 23, 2021. Consistent with the terms of the Merger Agreement, we will suspend payment of a dividend going forward.
We believe that the cash we expect to generate during 2021 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations and growth strategy, and to meet our debt, pension, and legacy and other obligations.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2021, was $1,989.2 million. We have limited debt service requirements, with no material maturities related to our term loans, revolving credit facility, or notes until September 2024. On March 31, 2021, Grace secured financing for the cash portion of the purchase price of the announced acquisition of the Fine Chemistry Services business of Albemarle Corporation (see Note 16 to the Consolidated Financial Statements) with a new $300 million senior secured term loan maturing in 2028. See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Cash Resources and Available Credit Facilities
At March 31, 2021, we had available liquidity of $724.1 million, consisting of $290.8 million in cash and cash equivalents ($164.4 million in the U.S.), $391.8 million available under our revolving credit facility, and $41.5 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of March 31, 2021:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Singapore	$18.0	$8.2	April 3, 2023
China	12.1	12.1	April 3, 2023
Malaysia	7.0	6.5	April 3, 2023
Other countries	15.3	14.7	various
Total	$52.4	$41.5

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by (used for) operating activities	$69.0	$54.6
Net cash provided by (used for) investing activities	(52.4)	(73.7)
Net cash provided by (used for) financing activities	(26.2)	(67.0)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(4.1)	(3.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13.7)	(89.2)
Cash, cash equivalents, and restricted cash, beginning of period	306.2	282.9
Cash, cash equivalents, and restricted cash, end of period	$292.5	$193.7
Net cash provided by operating activities for the first quarter was $69.0 million compared with $54.6 million for the prior-year quarter. The change was primarily due to lower cash paid for incentive compensation, lower cash paid related to legacy matters, and lower cash paid for income taxes compared with the prior-year quarter.
Net cash used for investing activities for the first quarter was $52.4 million compared with $73.7 million for the prior-year quarter. The change was primarily due to the prior year cash flows related to the residue hydroprocessing catalysts plant that was transferred to ART in the third quarter of 2020. Cash paid for capital expenditures, primarily related to our strategic growth investments, was $55.0 million for the first quarter compared with $57.1 million for the prior-year quarter.
Net cash used for financing activities for the first quarter was $26.2 million compared with $67.0 million for the prior-year quarter. The change was primarily due to $40.4 million cash paid for repurchases of common stock in the prior-year quarter.
Employee Benefit Plans
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
(In millions)	2021	2020
U.S. pay-as-you-go plans	1.8	2.4
Non-U.S. advance-funded plans	0.3	0.2
Non-U.S. pay-as-you-go plans	2.1	1.8
Total cash contributions	$4.2	$4.4
We have minimal pension funding requirements. Our U.S. qualified pension plans are well funded, with expected cash contributions of approximately $1 million per year for the next three years. Cash contributions related to pay-as-you-go unfunded plans and non-U.S. pension plans are expected to be approximately $17 million per year for the next three years.

Defined Contribution Plans
The following table presents cash payments related to our defined contribution plans.

	Three Months Ended March 31,
(In millions)	2021	2020
U.S. defined contribution plan	$3.5	$3.3
U.S. enhanced defined contribution plan	1.2	1.0
Total cash payments	$4.7	$4.3
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
Critical Accounting Estimates
See the “Critical Accounting Estimates” heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2020, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These more recent measures and information are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2021, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risks we described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us, not currently estimable, or that we currently deem to be immaterial, as well as generic business risks not included here, also may materially adversely affect our business, financial condition, or future results. With respect to certain risk factors that we discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, including, without limitation, Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report. In addition, see our cautionary language about Forward-Looking Statements, also in Part I of this Report. These more recent measures and information are incorporated herein by reference.
In addition to the risks and uncertainties that we discussed in our Annual Report on Form 10-K and identify elsewhere in this Report, we face the following risks:
We may not complete the proposed transaction with affiliates of Standard Industries Holdings Inc. within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations, as well as the price of our common stock.
On April 26, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gibraltar Acquisition Holdings LLC, a Delaware limited liability company (“Parent”) and a wholly owned subsidiary of Standard Industries Holdings Inc., and Gibraltar Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent, pursuant to which Parent agreed to acquire us subject to the terms and conditions set forth therein (the “Merger”). There can be no assurance that the Merger will occur. Completion of the Merger is subject to a number of closing conditions, including Grace shareholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of certain required regulatory approvals. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances.
If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our shareholders and other investors, employees, customers, suppliers, partners and other third parties. If the Merger is not approved by our shareholders, or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends on Company common stock
Consistent with the terms of the Merger Agreement (see Note 17 to the Consolidated Financial Statements), the Company will suspend payment of a dividend going forward.
Share Repurchase Program
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing; or in such other manner as determined by management. Consistent with the terms of the Merger Agreement (see Note 17 to the Consolidated Financial Statements), the Company will not repurchase shares of Company common stock going forward.
During the three months ended March 31, 2021, there were no repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” as reflected in the following table:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
1/1/2021 - 1/31/2021	—	—	—	235.0
2/1/2021 - 2/28/2021	—	—	—	235.0
3/1/2021 - 3/31/2021	—	—	—	235.0
Total	—	—	—

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
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit	Location
2.1	Sale, Purchase and Contribution Agreement, dated as of February 25, 2021, by and among Albemarle Corporation, W. R. Grace & Co.–Conn., and Fine Chemical Manufacturing Services LLC.	Exhibit 2.5 to Form 10-K (filed 2/26/21) SEC File No.: 001-13953
2.2	Agreement and Plan of Merger, dated as of April 26, 2021, by and among W. R. Grace & Co., Gibraltar Acquisition Holdings LLC and Gibraltar Merger Sub Inc.**	Exhibit 2.1 to Form 8-K (filed 4/26/21) SEC File No.: 001-13953
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.01 to Form 8-K (filed 2/07/14) SEC File No.: 001-13953
3.2	Amended and Restated By-laws	Exhibit 3.01 to Form 8-K (filed 1/23/15) SEC File No.: 001-13953
10.1	Voting Agreement, dated as of April 26, 2021, by and between W. R. Grace & Co. and the stockholder party thereto.	Exhibit 10.1 to Form 8-K (filed 4/26/21) SEC File No.: 001-13953
31(i).1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith

Exhibit No.	Description of Exhibit	Location
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Filed herewith
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

W. R. GRACE & CO. (Registrant)

Date: May 7, 2021	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)