Form 10-Q
period 2021-06-30
W R GRACE & CO
filed 2021-08-02
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, $0.01 par value per share	66,269,338 shares

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

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues,” or similar expressions. Forward-looking statements include, without limitation, statements regarding: financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; impact of COVID-19 on Grace’s business; competitive positions; growth opportunities for existing products; benefits from new technology; benefits from cost reduction initiatives; succession planning; markets for securities; the anticipated timing of closing of the Merger pursuant to the Merger Agreement with affiliates of Standard Industries, and the potential benefits of the Merger. For these statements, Grace claims the protections of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Grace is subject to risks and uncertainties that could cause actual results or events to differ materially from its projections or that could cause forward-looking statements to prove incorrect. Factors that could cause actual results or events to differ materially from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in areas of active conflicts and in emerging regions; the costs and availability of raw materials, energy, and transportation; the effectiveness of Grace’s research and development and growth investments; acquisitions and divestitures of assets and businesses; developments affecting Grace’s outstanding indebtedness; developments affecting Grace’s pension obligations; legacy matters (including product, environmental, and other legacy liabilities) relating to past activities of Grace; its legal and environmental proceedings; environmental compliance matters (including existing and potential laws and regulations pertaining to climate change, or our products and services); the inability to establish or maintain certain business relationships; the inability to hire or retain key personnel; natural disasters such as storms and floods; fires and force majeure events; the economics of its customers’ industries, including the petroleum refining, petrochemicals, and plastics industries, and shifting consumer preferences; public health and safety concerns, including pandemics and quarantines; changes in tax laws and regulations; international trade disputes, tariffs, and sanctions; the potential effects of cyberattacks; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure to obtain Grace stockholder approval of the Merger or the failure to satisfy any of the other conditions to the completion thereof; risks relating to the financing required to complete the Merger; the effect of the announcement of the Merger Agreement on the ability of Grace to retain and hire key personnel and maintain relationships with its customers, vendors and others with whom it does business, or on its operating results and businesses generally; risks associated with the disruption of management’s attention from ongoing business operations due to the Merger Agreement; the ability to meet expectations regarding the timing and completion of the Merger; significant costs, fees, expenses and charges related to the Merger; the risks from litigation and/or regulatory actions related to the Merger; other business effects, including the effects of industry, market, economic, political, regulatory or world health conditions (including new or ongoing effects of the COVID-19 pandemic), and other factors detailed in Grace’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2020, and Grace’s other filings with the SEC, which are available at http://www.sec.gov and on Grace’s website at www.grace.com. Grace’s reported results should not be considered as an indication of its future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Grace undertakes no obligation to release publicly any revisions to its forward-looking statements, or to update them to reflect events or circumstances occurring after the dates those statements are made.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net sales	$512.9	$418.7	$969.6	$840.2
Cost of goods sold	318.2	299.4	604.9	561.3
Gross profit	194.7	119.3	364.7	278.9
Selling, general and administrative expenses	78.7	71.9	153.3	143.0
Research and development expenses	17.8	16.7	35.2	33.7
Costs related to legacy matters	4.6	2.8	9.2	5.5
Equity in earnings of unconsolidated affiliate	(5.1)	(3.4)	(8.3)	(4.6)
Restructuring and repositioning expenses	11.8	23.9	24.6	26.6
Interest expense and related financing costs	19.8	19.2	38.8	37.5
Other (income) expense, net	3.4	(8.6)	(38.7)	(17.4)
Total costs and expenses	131.0	122.5	214.1	224.3
Income (loss) before income taxes	63.7	(3.2)	150.6	54.6
(Provision for) benefit from income taxes	(18.2)	(6.4)	(36.5)	(22.1)
Net income (loss)	45.5	(9.6)	114.1	32.5
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	2.3	(0.3)	2.2
Net income (loss) attributable to W. R. Grace & Co. shareholders	$45.4	$(7.3)	$113.8	$34.7
Earnings Per Share Attributable to W. R. Grace & Co. Common Shareholders
Basic earnings per share:
Net income (loss)	$0.68	$(0.11)	$1.71	$0.52
Weighted average number of basic shares	66.3	66.2	66.2	66.3
Diluted earnings per share:
Net income (loss)	$0.68	$(0.11)	$1.71	$0.52
Weighted average number of diluted shares	66.4	66.2	66.3	66.4
Dividends per common share	$—	$0.30	$0.33	$0.60

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$45.5	$(9.6)	$114.1	$32.5
Other comprehensive income (loss), net of income taxes:
Defined benefit pension and other postretirement plans	—	(0.1)	(0.1)	(0.2)
Currency translation adjustments	(6.3)	(7.5)	18.8	(5.0)
Gain (loss) from hedging activities	3.0	(0.8)	5.0	(1.8)
Total other comprehensive income (loss)	(3.3)	(8.4)	23.7	(7.0)
Comprehensive income (loss)	42.2	(18.0)	137.8	25.5
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.1)	2.3	(0.3)	2.2
Comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$42.1	$(15.7)	$137.5	$27.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$114.1	$32.5
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	57.4	50.9
Equity in earnings of unconsolidated affiliate	(8.3)	(4.6)
Dividends received from unconsolidated affiliate	7.5	—
Costs related to legacy matters	9.2	5.5
Cash paid for legacy matters	(13.9)	(12.3)
Provision for (benefit from) income taxes	36.5	22.1
Cash paid for income taxes	(23.8)	(24.4)
Income tax refunds received	0.9	7.3
Defined benefit pension (income) expense	(9.5)	6.6
Gain on curtailment of U.S. salaried pension plan	(25.6)	—
Cash paid under defined benefit pension arrangements	(10.6)	(8.4)
Loss on disposal of assets	2.5	20.9
Changes in assets and liabilities, excluding effect of currency translation and acquisitions:
Trade accounts receivable	(33.0)	84.7
Inventories	(49.3)	41.7
Accounts payable	52.2	(38.0)
All other items, net	9.2	0.1
Net cash provided by (used for) operating activities	115.5	184.6
INVESTING ACTIVITIES
Cash paid for capital expenditures	(76.1)	(95.0)
Business acquired, net of cash acquired	(297.9)	—
Other investing activities, net	2.2	(24.2)
Net cash provided by (used for) investing activities	(371.8)	(119.2)
FINANCING ACTIVITIES
Borrowings under credit arrangements	305.0	9.1
Repayments under credit arrangements	(8.5)	(12.8)
Proceeds from issuance of notes	—	750.0
Cash paid for debt financing costs	(7.4)	(10.3)
Cash paid for repurchases of common stock	—	(40.4)
Proceeds from exercise of stock options	0.5	—
Dividends paid to shareholders	(22.0)	(40.4)
Other financing activities, net	(2.3)	(4.2)
Net cash provided by (used for) financing activities	265.3	651.0
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(2.5)	(1.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6.5	714.9
Cash, cash equivalents, and restricted cash, beginning of period	306.2	282.9
Cash, cash equivalents, and restricted cash, end of period	$312.7	$997.8

Supplemental disclosure of cash flow information
Issuance of convertible preferred stock	$258.0	$—
Cash paid for interest, net of amounts capitalized	34.4	32.6
Capital expenditures in accounts payable	28.8	18.5
Expenditures for other investing activities included in accounts payable	—	3.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$312.0	$304.5
Restricted cash and cash equivalents	0.7	1.7
Trade accounts receivable, less allowance of $2.3 (2020—$2.2)	297.0	264.1
Inventories	358.0	253.8
Other current assets	50.8	51.2
Total Current Assets	1,018.5	875.3
Properties and equipment, net of accumulated depreciation and amortization of $1,574.4 (2020—$1,550.1)	1,267.4	1,208.8
Goodwill	791.9	562.7
Technology and other intangible assets, net	517.5	320.8
Deferred income taxes	550.5	567.1
Investment in unconsolidated affiliate	174.7	175.5
Other assets	67.3	55.3
Total Assets	$4,387.8	$3,765.5
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$17.2	$15.3
Accounts payable	290.1	262.1
Other current liabilities	289.5	281.9
Total Current Liabilities	596.8	559.3
Debt payable after one year	2,268.2	1,975.1
Unfunded defined benefit pension plans	504.9	520.7
Underfunded defined benefit pension plans	89.1	128.3
Other liabilities	320.3	347.6
Total Liabilities	3,779.3	3,531.0
Commitments and Contingencies—Note 8
Convertible preferred stock, par value $100,000; aggregate liquidation preference $270.0; 2,700 shares authorized, issued, and outstanding	258.5	—
Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 66,269,318 (2020—66,190,410)	0.7	0.7
Paid-in capital	465.7	473.2
Retained earnings	740.3	648.8
Treasury stock, at cost: shares: 11,187,315 (2020—11,266,223)	(913.1)	(920.6)
Accumulated other comprehensive income (loss)	53.0	29.3
Total W. R. Grace & Co. Shareholders’ Equity	346.6	231.4
Noncontrolling interests	3.4	3.1
Total Equity	350.0	234.5
Total Liabilities and Equity	$4,387.8	$3,765.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Equity (unaudited)

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$473.9	$648.8	$(920.6)	$29.3	$3.1	$234.5
Net income (loss)	—	68.4	—	—	0.2	68.6
Payments in consideration of employee tax obligations related to stock-based compensation	(2.2)	—	—	—	—	(2.2)
Stock-based compensation	2.1	—	—	—	—	2.1
Exercise of stock options	(0.1)	—	0.1	—	—	—
Shares issued	(5.3)	—	5.4	—	—	0.1
Dividends declared	—	(21.8)	—	—	—	(21.8)
Other comprehensive (loss) income	—	—	—	27.0	—	27.0
Balance, March 31, 2021	$468.4	$695.4	$(915.1)	$56.3	$3.3	$308.3
Net income (loss)	—	45.4	—	—	0.1	45.5
Stock-based compensation	(1.2)	—	—	—	—	(1.2)
Exercise of stock options	(0.2)	—	0.7	—	—	0.5
Shares issued	(0.6)	—	1.3	—	—	0.7
Other comprehensive (loss) income	—	—	—	(3.3)	—	(3.3)
Accretion on convertible preferred stock	—	(0.5)	—	—	—	(0.5)
Balance, June 30, 2021	$466.4	$740.3	$(913.1)	$53.0	$3.4	$350.0

(In millions)	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$478.6	$730.5	$(892.2)	$78.8	$6.5	$402.2
Net income (loss)	—	42.0	—	—	0.1	42.1
Repurchase of common stock	—	—	(40.4)	—	—	(40.4)
Payments in consideration of employee tax obligations related to stock-based compensation	(4.1)	—	—	—	—	(4.1)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(10.3)	—	10.3	—	—	—
Dividends declared	—	(20.2)	—	—	—	(20.2)
Other comprehensive (loss) income	—	—	—	1.4	—	1.4
Balance, March 31, 2020	$467.1	$752.3	$(922.3)	$80.2	$6.6	$383.9
Net income (loss)	—	(7.3)	—	—	(2.3)	(9.6)
Stock-based compensation	2.9	—	—	—	—	2.9
Shares issued	(0.7)	—	1.5	—	—	0.8
Dividends declared	—	(20.0)	—	—	—	(20.0)
Other comprehensive (loss) income	—	—	—	(8.4)	—	(8.4)
Balance, June 30, 2020	$469.3	$725.0	$(920.8)	$71.8	$4.3	$349.6
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
The results of operations for the six-month interim period ended June 30, 2021, are not necessarily indicative of the results of operations to be attained for the year ending December 31, 2021.
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
•Carrying values of goodwill and other intangible assets, which depend on assumptions of future earnings and cash flows (see Note 16); and
•Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate obligation, such as litigation and arbitration; and product, environmental, and other legacy liabilities (see Note 8).
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

Notes to Consolidated Financial Statements (Continued)

2. Inventories
Inventories are stated at the lower of cost or net realizable value, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2021, and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$68.1	$57.0
In process	61.6	38.2
Finished products	193.0	126.6
Other	35.3	32.0
Total inventory	$358.0	$253.8
The acquisition of the FCS business, completed on June 1, 2021, included $55.7 million of inventory. See Note 16 for further detail about this acquisition.
3. Debt
Components of Debt

(In millions)	June 30, 2021	December 31, 2020
2018 U.S. dollar term loan, net of unamortized debt issuance costs of $5.4 (2020—$6.0)	$918.5	$922.6
Senior notes due 2027, net of unamortized debt issuance costs of $9.3 (2020—$10.1)	740.7	739.9
Senior notes due 2024, net of unamortized debt issuance costs of $1.6 (2020—$1.9)	298.4	298.1
2021 U.S. dollar term loan, net of unamortized debt issuance costs of $7.3	292.7	—
Debt payable to unconsolidated affiliate	28.8	25.6
Other borrowings	6.3	4.2
Total debt	2,285.4	1,990.4
Less debt payable within one year	17.2	15.3
Debt payable after one year	$2,268.2	$1,975.1
Weighted average interest rates on total debt	3.3%	3.5%
See Note 4 for a discussion of the fair value of Grace’s debt.
Grace also maintains a $400 million revolving credit facility. As of June 30, 2021, the available credit under this facility was reduced to $391.8 million by outstanding letters of credit.
2021 Amendment to the 2018 Credit Agreement
The 2018 Credit Agreement, entered into on April 3, 2018, and amended on June 1, 2021, as amended, provides for senior secured credit facilities, consisting of:
(a)a $950 million term loan due in 2025, with interest at LIBOR +175 basis points,
(b)a $400 million revolving credit facility due in 2023, with interest at LIBOR +175 basis points, and
(c)a $300 million term loan due in 2028, with interest at LIBOR +200 basis points.
On June 1, 2021, Grace, Grace–Conn. (as the “U.S. Borrower”), certain other subsidiaries of Grace, Goldman Sachs Bank USA, as the administrative agent, and the lenders party thereto, entered into Incremental Facility Amendment No. 1 to Credit Agreement (the “2021 Amendment”), which amended the 2018 Credit Agreement. The 2018 Credit Agreement, as amended to date, including by the 2021 Amendment, is hereinafter referred to as the “Credit Agreement.” Pursuant to the 2021 Amendment, the U.S. Borrower borrowed incremental

Notes to Consolidated Financial Statements (Continued)

3. Debt (Continued)
term B loans in an aggregate principal amount of $300 million (the “Incremental Loans”). The Incremental Loans constitute a new class of dollar term loans under the Credit Agreement and are generally subject to the same terms as are applicable to the term B-1 loans outstanding under the Credit Agreement. The Incremental Loans bear interest at a rate per annum equal to the eurocurrency rate (currently LIBOR) plus 2.00% or, at Grace’s option, the base rate plus 1.00%. The Incremental Loans amortize in equal quarterly installments in aggregate annual amounts of $3.0 million and mature on June 1, 2028. The proceeds of the Incremental Loans were used to fund the cash portion of the purchase price of the acquisition of the Fine Chemistry Services business of Albemarle Corporation (see Note 16) and to pay the fees and costs related to the acquisition and the 2021 Amendment.
The Credit Agreement contains customary affirmative covenants, including, but not limited to: (i) maintenance of existence, and compliance with laws; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on: (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (v) transactions with affiliates; and (vi) a maximum first lien leverage ratio. Grace–Conn. has also agreed in the 2021 Amendment to additional covenants regarding its subsidiary, Fine Chemical Manufacturing Services LLC, in connection with that subsidiary’s acquisition of assets of the Fine Chemistry Services business of Albemarle Corporation (see Note 16).
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

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
At June 30, 2021, and December 31, 2020, the carrying amounts, net of unamortized debt issuance costs and discounts (see Note 3), and fair values of Grace’s debt were as follows:

	June 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 U.S. dollar term loan	$918.5	$915.0	$922.6	$904.1
Senior notes due 2027	740.7	786.6	739.9	784.7
Senior notes due 2024	298.4	332.0	298.1	322.4
2021 U.S. dollar term loan	292.7	291.6	—	—
Other borrowings	35.1	35.1	29.8	29.8
Total debt	$2,285.4	$2,360.3	$1,990.4	$2,041.0
At June 30, 2021, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
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
The valuation of Grace’s currency exchange rate forward contracts and swaps is determined using an income approach. Inputs used to value currency exchange rate forward contracts and swaps consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve or overnight indexed swap rates. Total notional amounts for forward contracts and swaps outstanding as of June 30, 2021, were $407.3 million.
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
The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020:

	Fair Value Measurements at June 30, 2021, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$2.9	—	$2.9	—
Total Assets	$2.9	$—	$2.9	$—
Liabilities
Variable-to-fixed cross-currency derivatives	$33.5	$—	$33.5	$—
Currency derivatives	12.9	—	12.9	—
Interest rate derivatives	4.4	—	4.4	—
Total Liabilities	$50.8	$—	$50.8	$—

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency derivatives	$1.6	$—	$1.6	$—
Total Assets	$1.6	$—	$1.6	$—
Liabilities
Variable-to-fixed cross-currency derivatives	$51.0	$—	$51.0	$—
Currency derivatives	17.8	—	17.8	—
Interest rate derivatives	5.5	—	5.5	—
Total Liabilities	$74.3	$—	$74.3	$—

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
The following tables present the location and fair values of derivative instruments included in the Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020:

June 30, 2021 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$3.1	Other current liabilities	$12.2
Currency contracts	Other liabilities	(0.2)	Other liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	2.6
Interest rate contracts	Other assets	—	Other liabilities	1.8
Variable-to-fixed cross-currency derivatives	Other current assets	—	Other current assets	(0.1)
Variable-to-fixed cross-currency derivatives	Other assets	—	Other liabilities	33.6
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	—	Other current assets	(0.2)
Currency contracts	Other assets	—	Other current liabilities	0.9
Total derivatives		$2.9		$50.8

December 31, 2020 (In millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	$—	Other current liabilities	$17.7
Currency contracts	Other assets	—	Other liabilities	0.1
Interest rate contracts	Other current assets	—	Other current liabilities	2.5
Interest rate contracts	Other assets	—	Other liabilities	3.0
Variable-to-fixed cross-currency swaps	Other current assets	—	Other current liabilities	0.2
Variable-to-fixed cross-currency swaps	Other assets	—	Other liabilities	50.8
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other current assets	1.9	Other current liabilities	—
Currency contracts	Other current liabilities	(0.3)	Other current liabilities	—
Total derivatives		$1.6		$74.3

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statements of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(0.1)	Interest expense	$(0.7)
Currency contracts(1)	(2.0)	Other expense	(2.0)
Variable-to-fixed cross-currency swaps	2.0	Interest expense	(0.3)
Variable-to-fixed cross-currency swaps	(7.3)	Other expense	(7.3)
Total derivatives	$(7.4)		$(10.3)

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$1.4
___________________________________________________________________________________________________________________
(1)    Amount of gain (loss) recognized in OCI includes $0.3 million excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

Six Months Ended June 30, 2021 (In millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Derivatives in ASC 815 cash flow hedging relationships:
Interest rate contracts	$(0.1)	Interest expense	$(1.3)
Currency contracts	3.8	Other expense	3.8
Variable-to-fixed cross-currency swaps	3.1	Interest expense	(0.5)
Variable-to-fixed cross-currency swaps	14.6	Other expense	14.6
Total derivatives	$21.4		$16.6

		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other expense	$0.9
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

	Three Months Ended June 30,
	2021		2020
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(19.8)	$(3.4)	$(19.2)	$8.6
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(0.7)	$—	$(0.3)	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	(0.3)	(7.3)	1.8	(10.1)
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	(2.0)	—	1.9
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.3	—	0.4

	Six Months Ended June 30,
	2021		2020
(In millions)	Interest expense	Other income (expense)	Interest expense	Other income (expense)
Total amounts of income and expense line items in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(38.8)	$38.7	$(37.5)	$17.4
Gain (loss) on cash flow hedging relationships in ASC 815
Interest rate contracts
Gain (loss) reclassified from accumulated OCI into income	$(1.3)	$—	$(0.5)	$—
Variable-to-fixed cross-currency swaps
Gain (loss) reclassified from accumulated OCI into income	(0.5)	14.6	4.3	(2.5)
Currency contracts
Gain (loss) reclassified from accumulated OCI into income	—	3.8	—	3.2
Amount excluded from effectiveness testing recognized in earnings based on amortization approach (included in above)	—	0.6	—	1.1
Net Investment Hedges    Grace uses cross-currency swaps as derivative hedging instruments in certain net investment hedges of its non-U.S. subsidiaries. The gains and losses attributable to these net investment hedges, adjusted for the impact of excluded components, are recorded net of tax to “currency translation adjustments” within “accumulated other comprehensive income (loss)” to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to “currency translation adjustments” is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in the fair value of the hedging instrument related to time value, which are excluded from the assessment of hedge effectiveness, are recorded directly to interest expense on a systematic basis. These gains were $0.7 million and $1.5 million for the three and six months ended June 30, 2021, and $0.8 million and $1.7 million for the corresponding prior-year periods. At June 30, 2021, the notional amount of €170.0 million of Grace’s cross-currency swaps was designated as a hedging instrument of its net investment in its European subsidiaries.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements and Risk (Continued)
The following table presents the amount of gains and losses on financial instruments designated as net investment hedges, recorded to “currency translation adjustments” within “accumulated other comprehensive income (loss)” for the three and six months ended June 30, 2021 and 2020. There were no reclassifications of the effective portion of net investment hedges out of OCI and into earnings for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Derivatives in ASC 815 net investment hedging relationships:
Cross-currency swap	$(2.0)	$(3.7)	$4.6	$2.4
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
5. Income Taxes
Grace’s effective tax rates for the six months ended June 30, 2021 and 2020, were 24.2% and 40.5%, respectively.
Grace’s effective tax rate for the six months ended June 30, 2021, was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S., partially offset by discrete benefits related to the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion recorded for the filing of the 2018 and 2019 federal amended returns and to the write-off of historical uncertain tax positions.
Grace’s effective tax rate for the six months ended June 30, 2020, was higher than the U.S. federal statutory rate primarily due to income taxed in jurisdictions with higher statutory tax rates than the U.S., the net impact of the GILTI tax in the U.S., the expiration of stock options during the 2020 second quarter, and the impact of a write-off of previously capitalized engineering and site costs.
As of June 30, 2021, and December 31, 2020, Grace had $317.8 million and $317.4 million, respectively, in federal tax credit carryforwards before unrecognized tax benefits.
6. Pension Plans and Other Retirement Plans
Pension Plans    The following table presents the funded status of Grace’s pension plans:

(In millions)	June 30, 2021	December 31, 2020
Overfunded defined benefit pension plans	$12.2	$11.4
Underfunded defined benefit pension plans	(89.1)	(128.3)
Unfunded defined benefit pension plans	(504.9)	(520.7)
Total underfunded and unfunded defined benefit pension plans	(594.0)	(649.0)
Pension liabilities included in other current liabilities	(15.5)	(15.7)
Net funded status	$(597.3)	$(653.3)
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

Notes to Consolidated Financial Statements (Continued)

6. Pension Plans and Other Retirement Plans (Continued)
The following tables present the components of net periodic benefit cost (income).

	Three Months Ended June 30,
	2021		2020
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.3	$3.5	$4.7	$2.7
Interest cost	5.4	0.7	7.5	1.0
Expected return on plan assets	(11.3)	(0.2)	(12.1)	(0.2)
Amortization of prior service credit	(0.2)	—	(0.1)	—
Net periodic benefit cost (income)	$(1.8)	$4.0	$—	$3.5

	Six Months Ended June 30,
	2021		2020
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$8.6	$7.0	$9.4	$5.4
Interest cost	10.8	1.4	15.1	2.0
Expected return on plan assets	(22.6)	(0.5)	(24.1)	(0.5)
Amortization of prior service credit	(0.3)	—	(0.3)	—
Mark-to-market adjustment	(13.7)	—	—	—
Curtailment gain	(25.6)	—	—	—
Net periodic benefit cost (income)	$(42.8)	$7.9	$0.1	$6.9
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
Defined Contribution Retirement Plans    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Grace’s cost related to this benefit plan for the three and six months ended June 30, 2021, was $4.2 million and $7.7 million, respectively, compared with $3.6 million and $6.9 million for the corresponding prior-year periods.
U.S. salaried employees and certain U.S. hourly employees hired on or after January 1, 2017, participate in an enhanced defined contribution plan instead of a defined benefit pension plan. Grace contributes 4% of an individual employee’s salary or wages. Grace’s cost related to this enhanced defined contribution plan for the three and six months ended June 30, 2021, was $1.0 million and $2.2 million, respectively, compared with $0.8 million and $1.8 million for the corresponding prior-year periods.

Notes to Consolidated Financial Statements (Continued)

7. Other Balance Sheet Accounts

(In millions)	June 30, 2021	December 31, 2020
Other Current Liabilities
Accrued compensation	$59.3	$60.6
Deferred revenue (see Note 13)	37.7	33.8
Liability for dam spillway replacement (see Note 8)	26.8	20.3
Fair value of currency, interest rate, and commodity contracts (see Note 4)	15.9	21.6
Pension liabilities (see Note 6)	15.5	15.7
Environmental contingencies (see Note 8)	14.0	13.8
Operating lease liabilities	11.8	10.1
Income taxes payable (see Note 5)	7.7	5.1
Accrued interest (see Note 3)	5.8	5.8
Other accrued liabilities	95.0	95.1
	$289.5	$281.9
Accrued compensation includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(In millions)	June 30, 2021	December 31, 2020
Other Liabilities
Environmental contingencies (see Note 8)	$95.4	$95.4
Liability for dam spillway replacement (see Note 8)	54.1	69.3
Operating lease liabilities	36.2	25.8
Fair value of currency and interest rate contracts (see Note 4)	35.6	53.9
Legacy product liability (see Note 8)	24.0	24.0
Deferred revenue (see Note 13)	20.4	23.4
Retained obligations of divested businesses	11.0	12.2
Deferred income taxes	10.1	10.4
Asset retirement obligations	9.3	9.6
Unrecognized tax benefits	3.9	3.9
Other noncurrent liabilities	20.3	19.7
	$320.3	$347.6
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
Grace has satisfied all of its financial obligations to the PI Trust. Grace has contingent financial obligations remaining to the PD Trust. With respect to property damage claims related to Grace’s former Zonolite attic insulation product (“ZAI PD Claims”), the PD Trust was funded with $49.4 million (net of $15 million of attorneys’ fees) to pay claims and expenses. Grace is also obligated to make up to 10 contingent deferred payments of $8 million per year to the PD Trust during the 20-year period beginning on February 3, 2019, with each such payment due only if the assets of the PD Trust in respect of ZAI PD Claims fall below $10 million during the preceding year. As of June 30, 2021, the PD Trust has paid out approximately $42 million in ZAI PD Claims and expenses, leaving a balance of approximately $16 million, including the benefit of net investment gains.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)
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
At June 30, 2021, Grace’s estimated liability for legacy environmental response costs totaled $109.4 million, compared with $109.2 million at December 31, 2020, and was included in “other current liabilities” and “other liabilities” in the Consolidated Balance Sheets. These amounts are based on agreements in place or on Grace’s estimate of costs where no formal remediation plan or agreement to pay exists, yet there is sufficient information to estimate response costs.
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

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingent Liabilities (Continued)
Grace’s estimated liability for response costs that are currently estimable for OU3 and vermiculite processing sites outside of Libby at June 30, 2021, and December 31, 2020, totaled $69.6 million and $71.2 million, respectively. It is possible that Grace’s ultimate liability for these vermiculite-related matters will exceed current estimates by material amounts.
Non-Vermiculite-Related Environmental Matters
At June 30, 2021, and December 31, 2020, Grace’s estimated legacy environmental liability for response costs at sites not related to its former vermiculite mining and processing activities totaled $39.8 million and $38.0 million, respectively. This liability relates to Grace’s former businesses or operations, including its share of liability at off-site disposal facilities. Grace’s estimated liability is based upon regulatory requirements and environmental conditions at each site. As Grace receives new information, its estimated liability may change materially.
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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. As of June 30, 2021, Grace had gross financial assurances issued and outstanding of $145.2 million, composed of $79.5 million of surety bonds issued by various insurance companies and $65.7 million of standby letters of credit and other financial assurances issued by various banks.
9. Restructuring Expenses and Repositioning Expenses
Restructuring Expenses    Restructuring costs for the six months ended June 30, 2021, were due to the adjustment of the estimated asset write-off in connection with the idling of our methanol-to-olefins (“MTO”) manufacturing facility. Costs for the three and six months ended June 30, 2020, primarily related to an increase in estimated contractual costs related to a 2018 plant exit. These costs are included in “restructuring and repositioning expenses” in the Consolidated Statements of Operations, and are not included in segment operating income.
The following table presents restructuring activity by reportable segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Catalysts Technologies	$—	$2.8	$(0.1)	$2.8
Materials Technologies	—	0.1	—	0.3
Total restructuring (income) expense	$—	$2.9	$(0.1)	$3.1
The following table presents components of the change in the restructuring liability from December 31, 2020, to June 30, 2021.

(In millions)
Balance, December 31, 2020	$3.9
Accruals for severance and other costs	—
Payments	(1.1)
Balance, June 30, 2021	$2.8
Substantially all costs related to the restructuring programs are expected to be paid by June 30, 2023, but could be paid earlier subject to negotiations around certain plant exit costs.
Repositioning Expenses    Repositioning expenses for the three and six months ended June 30, 2021, were $11.8 million and $24.7 million, respectively, and primarily related to Grace’s review of strategic alternatives and the Merger. Repositioning expenses for the three and six months ended June 30, 2020, were $21.0 million and $23.5 million, respectively. During the three months ended June 30, 2020, Grace implemented changes to its Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies and to support global growth. Grace, in agreement with its joint venture partner, discontinued its project to build a full-scale fluid cracking catalysts plant in the Middle East. As a result, repositioning expenses for the three and six months ended June 30, 2020, included a charge of $19.7 million ($2.5 million of which was attributable to Grace’s joint venture partner) to write off engineering and site costs.

Notes to Consolidated Financial Statements (Continued)

10. Other (Income) Expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Gain on curtailment of U.S. salaried pension plan (see Note 6)	$—	$—	$(25.6)	$—
Defined benefit pension (income) expense other than service cost	(5.6)	(3.9)	(24.9)	(7.8)
Third-party acquisition-related costs	6.7	2.0	8.0	3.5
Net (gain) loss on sales of investments and disposals of assets	1.8	2.1	2.5	2.6
Weather-related impacts	0.2	—	1.9	—
Currency transaction effects	(0.8)	(1.1)	(0.9)	(2.0)
Business interruption insurance recoveries	—	(8.3)	—	(16.3)
Other miscellaneous (income) expense	1.1	0.6	0.3	2.6
Total other (income) expense, net	$3.4	$(8.6)	$(38.7)	$(17.4)
In February 2021, Winter Storm Uri caused widespread manufacturing disruption across Texas and Louisiana. Grace operates four manufacturing facilities in the region. All sites experienced interruptions, with extended downtime at three plants ranging from 8 to 24 days. All Grace sites have resumed operations; however, operating costs remained higher than normal while some maintenance and repair activity was ongoing through the second quarter. The total weather-related costs were $18.8 million, with $8.5 million in the first quarter and $10.3 million in the second quarter. The weather-related costs were primarily due to lower fixed cost absorption during the downtime, increased costs to supply customers from other Grace manufacturing plants, and costs to repair plants impacted by the weather.
The weather-related costs in other (income) expense of $1.9 million primarily related to the costs to repair the plants in order to resume operations. Cost of goods sold for the three and six months ended June 30, 2021, includes weather-related impacts of $10.1 million and $16.3 million, respectively. In addition, Grace’s equity in earnings from unconsolidated affiliate was reduced by $0.6 million in the first quarter due to weather-related costs incurred by the joint venture.
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
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of Grace’s other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$0.1	$—
Currency translation adjustments	(6.9)	0.6	(6.3)
Gain (loss) from hedging activities	4.2	(1.2)	3.0
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(2.8)	$(0.5)	$(3.3)

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2021 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.2)	$0.1	$(0.1)
Currency translation adjustments	20.4	(1.6)	18.8
Gain (loss) from hedging activities	6.9	(1.9)	5.0
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$27.1	$(3.4)	$23.7

Three Months Ended June 30, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.1)	$—	$(0.1)
Currency translation adjustments	(8.4)	0.9	(7.5)
Gain (loss) from hedging activities	(0.6)	(0.2)	(0.8)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(9.1)	$0.7	$(8.4)

Six Months Ended June 30, 2020 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Amortization of net prior service credit included in net periodic benefit cost and other costs (credits), net	$(0.2)	$—	$(0.2)
Currency translation adjustments	(4.5)	(0.5)	(5.0)
Gain (loss) from hedging activities	(2.0)	0.2	(1.8)
Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(6.7)	$(0.3)	$(7.0)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2020	$(0.9)	$42.8	$(12.6)	$29.3
Other comprehensive income (loss) before reclassifications	—	18.8	16.6	35.4
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	(11.6)	(11.7)
Net current-period other comprehensive income (loss)	(0.1)	18.8	5.0	23.7
Balance, June 30, 2021	$(1.0)	$61.6	$(7.6)	$53.0

Notes to Consolidated Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2020 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Balance, December 31, 2019	$(0.5)	$92.7	$(13.4)	$78.8
Other comprehensive income (loss) before reclassifications	—	(5.0)	2.2	(2.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(4.0)	(4.2)
Net current-period other comprehensive income (loss)	(0.2)	(5.0)	(1.8)	(7.0)
Balance, June 30, 2020	$(0.7)	$87.7	$(15.2)	$71.8
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
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerators
Net income (loss) attributable to W. R. Grace & Co. shareholders	$45.4	$(7.3)	$113.8	$34.7
Less: accretion on convertible preferred stock (see Note 16)	(0.5)	—	(0.5)	—
Net income (loss) attributable to W. R. Grace & Co. common shareholders	$44.9	$(7.3)	$113.3	$34.7
Denominators
Weighted average common shares—basic calculation	66.3	66.2	66.2	66.3
Dilutive effect of employee stock options	0.1	—	0.1	0.1
Weighted average common shares—diluted calculation	66.4	66.2	66.3	66.4
Basic earnings per share	$0.68	$(0.11)	$1.71	$0.52
Diluted earnings per share	$0.68	$(0.11)	$1.71	$0.52
There were 0.4 million and 0.9 million anti-dilutive options outstanding for the three and six months ended June 30, 2021, compared with 1.8 million for the corresponding prior-year periods.
On February 8, 2017, the Company announced that its Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, Grace announced that its Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. The Company did not repurchase Company common stock during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company repurchased 673,807 shares of Company common stock for $40.4 million, pursuant to the terms of the share repurchase program. Consistent with the terms of the Merger Agreement (see Note 17), the Company will not repurchase shares of Company common stock going forward.

Notes to Consolidated Financial Statements (Continued)

13. Revenues
Grace generates revenues from customer arrangements primarily by manufacturing and delivering specialty chemicals and specialty materials, and by licensing technology through its two reportable segments. See Note 14 for additional information about Grace’s reportable segments.
Disaggregation of Revenue    The following tables present Grace's revenues by geography and product group, within its respective reportable segments, for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021 (In millions)	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$46.3	$61.0	$63.7	$3.3	$174.3
Refining Catalysts	74.1	78.9	36.3	9.7	199.0
Total Catalysts Technologies	120.4	139.9	100.0	13.0	373.3
Pharma & Consumer	18.8	20.5	4.0	5.6	48.9
Coatings	7.4	20.2	11.7	2.7	42.0
Chemical process	9.5	21.6	9.4	3.2	43.7
Other	1.4	3.5	0.1	—	5.0
Total Materials Technologies	37.1	65.8	25.2	11.5	139.6
Total Grace	$157.5	$205.7	$125.2	$24.5	$512.9

Six Months Ended June 30, 2021 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$86.6	$109.7	$121.0	$8.8	$326.1
Refining Catalysts	126.9	155.0	76.4	18.5	376.8
Total Catalysts Technologies	213.5	264.7	197.4	27.3	702.9
Pharma & Consumer	34.6	34.5	9.3	10.8	89.2
Coatings	14.6	40.4	23.1	5.5	83.6
Chemical process	18.2	41.9	18.4	4.5	83.0
Other	3.0	7.6	0.2	0.1	10.9
Total Materials Technologies	70.4	124.4	51.0	20.9	266.7
Total Grace	$283.9	$389.1	$248.4	$48.2	$969.6

Three Months Ended June 30, 2020 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$46.6	$56.2	$54.7	$2.3	$159.8
Refining Catalysts	51.8	55.5	33.2	8.7	149.2
Total Catalysts Technologies	98.4	111.7	87.9	11.0	309.0
Pharma & Consumer	19.3	13.4	6.5	4.4	43.6
Coatings	5.7	14.1	8.7	1.3	29.8
Chemical process	6.3	15.2	9.5	2.0	33.0
Other	0.5	2.7	0.1	—	3.3
Total Materials Technologies	31.8	45.4	24.8	7.7	109.7
Total Grace	$130.2	$157.1	$112.7	$18.7	$418.7

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Six Months Ended June 30, 2020 (In millions)	North America	EMEA	Asia Pacific	Latin America	Total
Polyolefin and Chemical Catalysts	$81.9	$108.9	$101.3	$7.1	$299.2
Refining Catalysts	109.6	129.3	64.7	14.2	317.8
Total Catalysts Technologies	191.5	238.2	166.0	21.3	617.0
Pharma & Consumer	29.6	27.0	11.3	9.2	77.1
Coatings	12.9	32.5	17.3	3.7	66.4
Chemical process	14.5	34.2	18.2	3.9	70.8
Other	1.9	6.8	0.2	—	8.9
Total Materials Technologies	58.9	100.5	47.0	16.8	223.2
Total Grace	$250.4	$338.7	$213.0	$38.1	$840.2
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
The following table presents Grace’s deferred revenue balances as of June 30, 2021, and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Current	$37.7	$33.8
Noncurrent	20.4	23.4
Total	$58.1	$57.2
Grace records deferred revenues when cash payments are received or due in advance of performance. The change in deferred revenue reflects cash payments from customers received or due in advance of satisfying performance obligations, offset by $8.2 million and $17.8 million of revenue recognized for the three and six months ended June 30, 2021, that was included in the deferred revenue balance as of December 31, 2020.
The noncurrent portion of deferred revenue will be recognized as performance obligations under the technology licensing agreements are satisfied, which is expected to be over the next four years.
Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $168 million as of June 30, 2021, and includes certain amounts reported as deferred revenue above. In accordance with the available practical expedient, Grace does not disclose information about remaining performance obligations that have original expected durations of one year or less, which generally relate to customer prepayments on product sales and are generally satisfied in less than one year. Grace expects to recognize revenue related to remaining performance obligations over several years, as follows:

Notes to Consolidated Financial Statements (Continued)

13. Revenues (Continued)

Year	Approximate percentage of revenue related to remaining performance obligations recognized
Remainder of 2021	14%
2022	21%
2023	20%
2024	18%
Thereafter through 2030	27%
For the three and six months ended June 30, 2021 and 2020, revenue recognized from performance obligations related to prior periods was not material. Grace has not capitalized any costs to obtain or fulfill contracts with customers under ASC 606. No material impairment losses have been recognized on any receivables or contract assets arising from contracts with customers.
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

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)
Reportable Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Sales
Catalysts Technologies	$373.3	$309.0	$702.9	$617.0
Materials Technologies	139.6	109.7	266.7	223.2
Total	$512.9	$418.7	$969.6	$840.2
Adjusted EBIT
Catalysts Technologies segment operating income	$102.4	$71.7	$178.2	$153.7
Materials Technologies segment operating income	26.3	12.6	53.1	31.6
Corporate costs	(17.5)	(16.7)	(32.9)	(32.3)
Certain pension costs	(2.2)	(3.5)	(4.2)	(6.6)
Total	$109.0	$64.1	$194.2	$146.4
Corporate costs include functional costs and other costs such as professional fees, incentive compensation, and insurance premiums. Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits.
Reconciliation of Reportable Segment Data to Financial Statements    Grace Adjusted EBIT for the three and six months ended June 30, 2021 and 2020, is reconciled below to “income (loss) before income taxes” presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Grace Adjusted EBIT	$109.0	$64.1	$194.2	$146.4
Gain on curtailment of U.S. salaried pension plan	—	—	25.6	—
Restructuring and repositioning expenses	(11.8)	(21.4)	(24.6)	(24.1)
Pension MTM adjustment and other related costs, net	—	—	13.7	—
Costs related to legacy matters	(4.6)	(2.8)	(9.2)	(5.5)
Third-party acquisition-related costs	(6.7)	(2.0)	(8.0)	(3.5)
Amortization of acquired inventory fair value adjustment	(2.2)	—	(2.2)	—
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.3)	(0.2)	(0.5)	(0.2)
Inventory write-offs	(0.1)	(19.7)	(0.1)	(19.7)
Interest expense, net	(19.7)	(18.9)	(38.6)	(36.6)
Net income (loss) attributable to noncontrolling interests	0.1	(2.3)	0.3	(2.2)
Income (loss) before income taxes	$63.7	$(3.2)	$150.6	$54.6

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)
Geographic Area Data    The table below presents information related to the geographic areas in which Grace operates. Sales are attributed to geographic areas based on the location to which the product is transported.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Sales
United States	$144.2	$117.2	$259.8	$226.0
Canada	13.3	13.0	24.1	24.4
Total North America	157.5	130.2	283.9	250.4
Europe Middle East Africa	205.7	157.1	389.1	338.7
Asia Pacific	125.2	112.7	248.4	213.0
Latin America	24.5	18.7	48.2	38.1
Total	$512.9	$418.7	$969.6	$840.2
15. Related Party Transactions
Unconsolidated Affiliate    Grace accounts for its 50% ownership interest in ART, its joint venture with Chevron, using the equity method of accounting. Grace’s investment in ART amounted to $174.7 million and $175.5 million as of June 30, 2021, and December 31, 2020, respectively. ART is a private, limited liability company, taxed as a partnership, and accordingly does not have a quoted market price available. During the six months ended June 30, 2021, Grace received dividends of $7.5 million from ART.
The table below presents the components of Grace’s “equity in earnings of unconsolidated affiliate” in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating income	$7.2	$4.0	$11.7	$5.6
Depreciation and amortization	(1.8)	(0.4)	(2.9)	(0.8)
Interest expense and income taxes	(0.3)	(0.2)	(0.5)	(0.2)
Equity in earnings of unconsolidated affiliate	$5.1	$3.4	$8.3	$4.6
The table below presents summary financial data related to ART’s balance sheet and results of operations.

(In millions)	June 30, 2021	December 31, 2020
Summary Balance Sheet information:
Current assets	$246.4	$286.4
Noncurrent assets	234.8	235.8
Total assets	$481.2	$522.2

Current liabilities	$133.4	$173.0
Noncurrent liabilities	0.3	0.3
Total liabilities	$133.7	$173.3

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Summary Statement of Operations information:
Net sales	$107.8	$124.4	$203.0	$199.7
Costs and expenses applicable to net sales	92.8	113.1	176.5	181.1
Income before income taxes	10.5	7.4	17.0	10.3
Net income	10.2	6.6	16.7	9.1
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Product manufactured for ART	$66.6	$60.2	$134.2	$131.3
Mark-up on product manufactured for ART included as a reduction of Grace’s cost of goods sold	1.3	1.2	2.6	2.6
Charges for fixed costs; research and development; selling, general and administrative services; and depreciation to ART	14.1	13.3	28.2	27.4
The table below presents balances in Grace’s Consolidated Financial Statements related to ART.

(in millions)	June 30, 2021	December 31, 2020
Trade accounts receivable	$23.4	$28.3
Accounts payable	18.1	19.8
Debt payable within one year	3.9	3.5
Debt payable after one year	24.9	22.1
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
Grace and Chevron provide lines of credit in the amount of $15.0 million each at a commitment fee of 0.1% of the credit amount. These agreements have been approved by the ART Executive Committee for renewal until February 2022. No amounts were outstanding at June 30, 2021, or December 31, 2020.
Joint Venture Arrangement    In 2018, Grace formed a joint venture in a developing country in Asia. The purpose of the joint venture is to establish a logistics facility and catalyst testing laboratory and to be the exclusive FCC catalysts and additives supplier to certain customers in the country. Grace’s joint venture partner is the parent company of the customers. Grace has an 87.5% ownership interest in the joint venture and consolidates the activities of the entity. Grace’s Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, include trade accounts receivable of $2.2 million and $2.2 million, respectively, from these customers. Grace’s Consolidated Statements of Operations for the three and six months ended June 30, 2021, include $4.5 million

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)
and $6.1 million of revenues from these customers, compared with $4.0 million and $5.9 million in the corresponding prior-year periods.
16. Acquisitions
On June 1, 2021, Grace completed the acquisition of the Fine Chemistry Services business (the “FCS Business”) of Albemarle Corporation for $555.9 million, including $297.9 million paid in cash and $258.0 million funded through the issuance to Albemarle Corporation of non-participating preferred equity (the “Preferred Equity”) of a newly created wholly owned Grace subsidiary, Fine Chemical Manufacturing Services LLC (“FCMS LLC”). Grace owns 100% of the voting equity interests in FCMS LLC. The acquisition strengthens and expands Grace’s existing pharma portfolio, within Grace’s Materials Technologies segment. The acquisition adds a comprehensive range of high-value products and services with highly complementary analytical, regulatory and manufacturing capabilities focused on chromatographic resins, formulation excipients and drug delivery, and pharmaceutical intermediates and active pharmaceutical ingredients (referred to as “APIs”).
The Preferred Equity has an initial aggregate preference in liquidation of approximately $270 million and, after June 1, 2023, would accrue dividends quarterly in arrears at the rate of 12.0% per annum, which would be payable-in-kind. The Preferred Equity may be redeemed by Grace at any time for cash or, subject to certain conditions, shares of common stock of Grace, and must be redeemed upon a liquidation of FCMS LLC at any time, or a change of control of Grace that occurs after June 1, 2023. In addition, the Preferred Equity is convertible into shares of common stock of Grace any time following the date that the aggregate liquidation preference of the outstanding Preferred Equity exceeds 200% of its initial aggregate liquidation preference at closing. Grace intends to redeem the Preferred Equity for cash.
The purchase price for the FCS Business acquisition has been preliminarily allocated to the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair values at the acquisition date in accordance with ASC 805 “Business Combinations.” The excess of the purchase price over the fair value of the tangible and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that Grace expects to realize from this acquisition. The full $230.8 million of goodwill generated from the acquisition will be deductible for U.S. income tax purposes. Due to the timing of the acquisition closing, Grace has not yet finalized the purchase price allocation. Adjustments to the allocation, if applicable, will be recorded in the period in which they are identified.
The Consolidated Statements of Operations for the three and six months ended June 30, 2021, include approximately $11.5 million of sales attributable to this acquisition. Disclosure of earnings attributable to this acquisition is not practicable due to the integration of operations into Grace’s existing business.
The table below presents the preliminary allocation of the acquisition purchase price.

(In millions)
Accounts receivable	$7.1
Inventories	55.7
Other current assets	1.2
Properties and equipment	57.2
Goodwill	230.8
Intangible assets	208.5
Liabilities assumed	(4.6)
Total	$555.9

Notes to Consolidated Financial Statements (Continued)

16. Acquisitions (Continued)
The table below presents the intangible assets acquired and the periods over which they will be amortized.

	Amount (In millions)	Weighted Average Amortization Period (In years)
Technology	$79.0	20.0
Customer relationships	129.5	20.0
Total	$208.5	20.0
The carrying amount of goodwill attributable to each reportable segment and the changes in those balances during the six months ended June 30, 2021, are as follows:

(In millions)	Catalysts Technologies	Materials Technologies	Total Grace
Balance, December 31, 2020	$517.5	$45.2	$562.7
Goodwill acquired during the year	—	230.8	230.8
Foreign currency translation	(1.2)	(0.4)	(1.6)
Balance, June 30, 2021	$516.3	$275.6	$791.9
17. Merger Agreement With Affiliates of Standard Industries
On April 26, 2021, Grace announced that it had entered into a definitive agreement (the “Merger Agreement”) providing for the acquisition of the Company by an affiliate of Standard Industries Holdings Inc. (“Standard Industries”), subject to the terms and conditions contained therein (the “Merger”). Under the terms of the Merger Agreement, Standard Industries, through its affiliates, would acquire all of the outstanding shares of Grace common stock for $70.00 per share in cash. Grace also announced that Standard Industries’ related investment platform, 40 North Latitude Master Fund Ltd. (“40 North”), which owns approximately 14.9% of the Company’s outstanding common stock, has entered into a voting agreement pursuant to which 40 North has agreed to vote its shares of Grace common stock in favor of the Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References
We generally refer to the quarter ended June 30, 2021, as the “second quarter,” the quarter ended June 30, 2020, as the “prior-year quarter,” the quarter ended March 31, 2021, as the “2021 first quarter,” the six months ended June 30, 2021, as the “six months,” and the six months ended June 30, 2020, as the “prior-year period.” Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.
•Net sales increased 22.5% to $512.9 million.
•Net income attributable to Grace shareholders was $45.4 million.
•Adjusted EBIT1 increased 70.0% to $109.0 million.
•Diluted earnings per share was $0.68 per diluted share.
•Adjusted EPS1 increased 106.1% to $1.01 per diluted share.
1 Non-GAAP performance measures further discussed below.
Recent Developments
Merger Agreement with affiliates of Standard Industries
On April 26, 2021, Grace announced that it had entered into a definitive agreement (the “Merger Agreement”) providing for the acquisition of the Company by an affiliate of Standard Industries Holdings Inc. (“Standard Industries”), subject to the terms and conditions contained therein (the “Merger”). Under the terms of the Merger Agreement, Standard Industries, through its affiliates, would acquire all of the outstanding shares of Grace common stock for $70.00 per share in cash. Grace also announced that Standard Industries’ related investment platform, 40 North Latitude Master Fund Ltd. (“40 North”), which owns approximately 14.9% of the Company’s outstanding common stock, has entered into a voting agreement pursuant to which 40 North has agreed to vote its shares of Grace common stock in favor of the Merger.
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
Grace Materials Technologies produces and sells specialty materials, which are either silica-based or complex organic molecules, that can be used in pharma & consumer, coatings, and chemical process applications, including as follows:
•Pharma & Consumer, specialty materials used as additives, intermediates and purification aids for pharmaceuticals, nutraceuticals, toothpaste, beer, food, and cosmetic segments. Our Fine Chemicals business, including Fine Chemical Manufacturing Services, is a leading fully-integrated Contract Development and Manufacturing Organization in North America specializing in active pharmaceutical ingredients (APIs), regulatory starting materials (RSMs), and intermediates.
•Coatings, functional additives for wood, coil, general industrial, and architectural coatings that provide surface effects and corrosion protection for metal substrates.
•Chemical process, functional materials for use in plastics, rubber, tire, and metal casting, and adsorbent products for petrochemical, natural gas, and more specialized applications.
Global Scope
We operate our business on a global scale with approximately 73% of our annual 2020 sales and 73% of our six months sales to customers located outside the United States. We operate and/or sell to customers in over 60 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales:
Catalysts Technologies	$373.3	$309.0	20.8%	$702.9	$617.0	13.9%
Materials Technologies	139.6	109.7	27.3%	266.7	223.2	19.5%
Total Grace net sales	$512.9	$418.7	22.5%	$969.6	$840.2	15.4%
Net sales by region:
North America	$157.5	$130.2	21.0%	$283.9	$250.4	13.4%
Europe Middle East Africa	205.7	157.1	30.9%	389.1	338.7	14.9%
Asia Pacific	125.2	112.7	11.1%	248.4	213.0	16.6%
Latin America	24.5	18.7	31.0%	48.2	38.1	26.5%
Total net sales by region	$512.9	$418.7	22.5%	$969.6	$840.2	15.4%
Performance measures:
Adjusted EBIT(A):
Catalysts Technologies segment operating income	$102.4	$71.7	42.8%	$178.2	$153.7	15.9%
Materials Technologies segment operating income	26.3	12.6	108.7%	53.1	31.6	68.0%
Corporate costs	(17.5)	(16.7)	(4.8)%	(32.9)	(32.3)	(1.9)%
Certain pension costs(B)	(2.2)	(3.5)	37.1%	(4.2)	(6.6)	36.4%
Adjusted EBIT	109.0	64.1	70.0%	194.2	146.4	32.7%
Gain on curtailment of U.S. salaried pension plan	—	—		25.6	—
Restructuring and repositioning expenses	(11.8)	(21.4)		(24.6)	(24.1)
Pension MTM adjustment and other related costs, net	—	—		13.7	—
Costs related to legacy matters	(4.6)	(2.8)		(9.2)	(5.5)
Third-party acquisition-related costs	(6.7)	(2.0)		(8.0)	(3.5)
Amortization of acquired inventory fair value adjustment	(2.2)	—		(2.2)	—
Taxes and interest included in equity in earnings of unconsolidated affiliate	(0.3)	(0.2)		(0.5)	(0.2)
Inventory write-offs	(0.1)	(19.7)		(0.1)	(19.7)
Interest expense, net	(19.7)	(18.9)	(4.2)%	(38.6)	(36.6)	(5.5)%
(Provision for) benefit from income taxes	(18.2)	(6.4)	(184.4)%	(36.5)	(22.1)	(65.2)%
Net income (loss) attributable to W. R. Grace & Co. shareholders	$45.4	$(7.3)	NM	$113.8	$34.7	NM
Diluted EPS	$0.68	$(0.11)	NM	$1.71	$0.52	NM
Adjusted EPS	$1.01	$0.49	106.1%	$1.74	$1.20	45.0%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Adjusted performance measures:
Gross Margin:
Catalysts Technologies	42.7%	36.6%	610 bps	41.5%	38.7%	280 bps
Materials Technologies	35.1%	26.9%	820 bps	35.9%	30.0%	590 bps
Adjusted Gross Margin	40.6%	34.1%	650 bps	40.0%	36.4%	360 bps
Weather-related impacts in cost of goods sold	(1.4)%	—%	(140) bps	(1.3)%	—%	(130) bps
Pension costs in cost of goods sold	(0.8)%	(0.9)%	10 bps	(0.9)%	(0.9)%	— bps
Amortization of acquired inventory fair value adjustment	(0.4)%	—%	(40) bps	(0.2)%	—%	(20) bps
Inventory write-offs	—%	(4.7)%	470 bps	—%	(2.3)%	230 bps
Total Grace	38.0%	28.5%	950 bps	37.6%	33.2%	440 bps
Adjusted EBIT:
Catalysts Technologies	$102.4	$71.7	42.8%	$178.2	$153.7	15.9%
Materials Technologies	26.3	12.6	108.7%	53.1	31.6	68.0%
Corporate, pension, and other	(19.7)	(20.2)	2.5%	(37.1)	(38.9)	4.6%
Total Grace	$109.0	$64.1	70.0%	$194.2	$146.4	32.7%
Depreciation and amortization:
Catalysts Technologies depreciation and amortization	$21.8	$20.6	5.8%	$44.0	$41.3	6.5%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	1.8	0.4	NM	2.9	0.8	NM
Catalysts Technologies	23.6	21.0	12.4%	46.9	42.1	11.4%
Materials Technologies	6.3	3.5	80.0%	11.4	7.0	62.9%
Corporate	1.2	1.2	—%	2.0	2.6	(23.1)%
Adjusted Depreciation and Amortization	31.1	25.7	21.0%	60.3	51.7	16.6%
Depreciation and amortization included in equity in earnings of unconsolidated affiliate	(1.8)	(0.4)	NM	(2.9)	(0.8)	NM
Total Grace	$29.3	$25.3	15.8%	$57.4	$50.9	12.8%
Adjusted EBITDA:
Catalysts Technologies	$126.0	$92.7	35.9%	$225.1	$195.8	15.0%
Materials Technologies	32.6	16.1	102.5%	64.5	38.6	67.1%
Corporate, pension, and other	(18.5)	(19.0)	2.6%	(35.1)	(36.3)	3.3%
Total Grace	$140.1	$89.8	56.0%	$254.5	$198.1	28.5%
Adjusted EBIT margin:
Catalysts Technologies	27.4%	23.2%	420 bps	25.4%	24.9%	50 bps
Materials Technologies	18.8%	11.5%	730 bps	19.9%	14.2%	570 bps
Total Grace	21.3%	15.3%	600 bps	20.0%	17.4%	260 bps
Net income margin	8.9%	(1.7)%	1060 bps	11.7%	4.1%	760 bps
Adjusted EBITDA margin:
Catalysts Technologies	33.8%	30.0%	380 bps	32.0%	31.7%	30 bps
Materials Technologies	23.4%	14.7%	870 bps	24.2%	17.3%	690 bps
Total Grace	27.3%	21.4%	590 bps	26.2%	23.6%	260 bps

Analysis of Operations (In millions)	Four Quarters Ended June 30,
	2021	2020
Calculation of Adjusted EBIT Return on Invested Capital (trailing four quarters):
Net income (loss) attributable to W. R. Grace & Co. shareholders	$77.3	$60.1
Adjusted EBIT	360.0	388.5
Reconciliation to Adjusted Invested Capital:
Total equity	$350.0	$349.6
Total debt	2,285.4	2,717.4
Underfunded and unfunded defined benefit pension plans	594.0	520.5
Liabilities related to legacy matters	215.0	200.1
Cash, cash equivalents, and restricted cash	(312.7)	(997.8)
Income taxes, net	(537.3)	(497.1)
Other items	13.4	22.0
Adjusted Invested Capital	$2,607.8	$2,314.7

Return on equity	22.1%	17.2%
Adjusted EBIT Return on Invested Capital	13.8%	16.8%
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
Gulf Coast Freeze Update
In mid-February, Winter Storm Uri caused widespread manufacturing disruption across Texas and Louisiana. We operate four manufacturing facilities in the region. All sites experienced interruptions, with extended downtime at three plants ranging from 8 to 24 days. All Grace sites have resumed operations; however, operating costs remained higher than normal while some maintenance and repair activity was ongoing through the second quarter.
The total weather-related costs were $18.8 million, with $8.5 million, or $0.09 per share, in the 2021 first quarter and $10.3 million, or $0.12 per share, in the second quarter. The costs are included in “cost of goods sold” and “other (income) expense” in the Consolidated Statements of Operations and impact both net income and Adjusted EBIT. They are primarily due to lower fixed cost absorption during the downtime, increased costs to supply customers from other Grace manufacturing facilities, and costs to repair plants impacted by the weather.
Impact of COVID-19 Pandemic and Recession
The COVID-19 pandemic has led to significantly lower transportation fuel demand and a reduction in refining activity, which has negatively affected demand for our refining catalysts. While COVID-19 had a significant negative impact on our financial results for 2020 and the 2021 first half, we are experiencing increased demand across many of the markets that were impacted.

Net Sales and Gross Margin
Sales for the second quarter increased 22.5%, up 19.8% on constant currency, compared with the prior-year quarter. Sales increased in both segments for the second consecutive quarter, reflecting higher sales volumes as we continue to recover from the pandemic, including the benefit of the acquisition of the FCS business, as well as favorable currency translation.
Gross margin increased 950 basis points to 38.0% for the second quarter compared with the prior-year period, primarily driven by increased production volumes and strong operating performance, partially offset by higher raw materials and energy costs as well as weather-related costs. Adjusted Gross Margin increased 650 basis points to 40.6% for the second quarter compared with the prior-year period.
Sales for the six months increased 15.4%, up 12.7% on constant currency, compared with the prior-year period. The increase was primarily due to higher sales volumes in both segments as we continue to recover from the pandemic and favorable currency translation.
Gross margin increased 440 basis points to 37.6% for the six months compared with the prior-year period, due to increased production volumes and strong operating performance, partially offset by weather-related costs and higher raw materials and energy costs. Adjusted Gross Margin increased 360 basis points to 40.0% compared with the prior-year period.
Grace Net Income (Loss)
Net income attributable to Grace was $45.4 million for the second quarter, compared with a loss of $7.3 million for the prior-year quarter. The increase was primarily due to higher sales and segment operating income, reflecting continuing recovery from the pandemic, as well as the impact of inventory and asset write-offs in the prior-year quarter (discussed below), partially offset by a higher provision for income taxes, weather-related costs of $10.3 million and higher repositioning expenses related to our review of strategic initiatives, as well as business interruption insurance recoveries during the prior-year quarter.
Net income attributable to Grace was $113.8 million for the six months, compared with $34.7 million for the prior-year period. The increase was primarily due to higher sales and segment operating income, as well as the $25.6 million curtailment gain and $13.7 million mark-to-market gain related to the freeze of the U.S. salaried pension plan, as well as the impact of inventory and asset write-offs in the prior-year period. These gains were partially offset by weather-related costs of $18.8 million and higher repositioning expenses related to our review of strategic alternatives and a higher provision for income taxes, as well as business interruption insurance recoveries during the prior-year period.
During the 2020 second quarter, we implemented changes to our Refining Technologies manufacturing operations and global footprint to drive capital and operating efficiencies as well as support global growth.
Hydroprocessing Catalysts Manufacturing Operations: In 2020, in connection with our ongoing operating excellence initiatives, we accelerated the implementation of the Grace Manufacturing System at our three hydroprocessing catalyst manufacturing sites, including optimization of plant processes and key organizational changes. Over time, these changes are expected to benefit operating margins in our ART joint venture with the savings realized beginning in 2020. Any margin benefits will be recognized through our equity earnings in the joint venture.
As a result of these changes, we recorded a pre-tax charge of $19.7 million in the 2020 second quarter, which is reflected in cost of goods sold, related to a write-off of inventory now deemed obsolete based on the process changes. The cash costs to dispose of this inventory were approximately $1 million.
Middle East FCC Catalysts Plant: In 2020, in agreement with our local joint venture partner, we discontinued the previously announced project to build a full-scale FCC catalysts plant in the Middle East. The decision reflected the rapid advance of FCC catalysts technology and the value of maintaining flexibility in our global manufacturing operations to ensure we can supply the dynamic needs of our customers in a cost and capital efficient way. We will continue to invest in our existing manufacturing network to support new technology development and provide the flexibility required to produce advanced catalyst and additive platforms.
In the 2020 second quarter, we recorded a pre-tax charge of $19.7 million ($2.5 million of which was attributable to our joint venture partner) to write off engineering and site costs. The cash costs to implement this change were approximately $1 million.
Adjusted EBIT

Three Months
($ in millions)
$109.0
$110
$55
$0
30%
15%
0%
$64.1
15.3%
21.3%
2020
2021
Adjusted EBIT
% of sales

Six Months
($ in millions)

$194.2
$146.4
$200
$100
$0
30%
15%
0%
17.4%
20.0%
2020
2021
Adjusted EBIT
% of sales

Adjusted EBIT was $109.0 million for the second quarter, an increase of 70.0% compared with the prior-year quarter. The increase was primarily due to higher sales and higher income from our ART joint venture, partially offset by weather-related costs, higher raw materials and energy costs, and business interruption insurance recoveries in the prior-year quarter.

Adjusted EBIT was $194.2 million for the six months, an increase of 32.7% compared with the prior-year period. The increase was primarily due to higher sales and higher income from our ART joint venture, partially offset by weather-related costs and higher operating and depreciation expenses, and higher raw materials and energy costs, as well as business interruption insurance recoveries in the prior-year period.
Adjusted EPS
The following tables reconcile our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2021				2020
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted earnings per share				$0.68				$(0.11)
Restructuring and repositioning expenses	$11.8	$2.8	$9.0	0.14	$21.4	$2.3	$19.1	0.29
Third-party acquisition-related costs	6.7	1.7	5.0	0.08	2.0	0.4	1.6	0.02
Costs related to legacy matters	4.6	1.1	3.5	0.05	2.8	0.5	2.3	0.03
Amortization of acquired inventory fair value adjustment	2.2	0.5	1.7	0.03	—	—	—	—
Gain on curtailment of U.S. salaried pension plan	—	0.3	(0.3)	—	—	—	—	—
Pension MTM adjustment and other related costs, net	—	0.2	(0.2)	—	—	—	—	—
Inventory write-offs	0.1	—	0.1	—	19.7	3.8	15.9	0.24
Discrete tax items		1.7	(1.7)	(0.03)		(1.0)	1.0	0.02
Income tax expense related to historical tax attributes		(4.1)	4.1	0.06		—	—	—
Adjusted EPS				$1.01				$0.49

	Six Months Ended June 30,
	2021				2020
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted EPS				$1.71				$0.52
Gain on curtailment of U.S. salaried pension plan	$(25.6)	$(6.5)	$(19.1)	(0.29)	$—	$—	$—	—
Restructuring and repositioning expenses	24.6	6.2	18.4	0.28	24.1	2.9	21.2	0.32
Pension MTM adjustment and other related costs, net	(13.7)	(3.5)	(10.2)	(0.15)	—	—	—	—
Costs related to legacy matters	9.2	2.1	7.1	0.11	5.5	1.0	4.5	0.07
Third-party acquisition-related costs	8.0	2.0	6.0	0.09	3.5	0.7	2.8	0.04
Amortization of acquired inventory fair value adjustment	2.2	0.5	1.7	0.03	—	—	—	—
Inventory write-offs	0.1	—	0.1	—	19.7	3.8	15.9	0.24
Discrete tax items		1.8	(1.8)	(0.03)		(0.9)	0.9	0.01
Income tax expense related to historical tax attributes		0.8	(0.8)	(0.01)		—	—	—
Adjusted EPS				$1.74				$1.20

Return on Equity and Adjusted EBIT Return on Invested Capital

Return on equity for the second quarter was 22.1% on a trailing four quarters basis compared with 17.2% on the same basis as of June 30, 2020. The improvement was due to higher net income due primarily to the mark-to-market pension income and curtailment gain recorded in the 2021 first quarter, and the 2020 second quarter write-offs of obsolete inventory and engineering and site costs included in the comparative period. Adjusted EBIT Return on Invested Capital for the second quarter was 13.8% on a trailing four quarters basis, compared with 16.8% calculated on the same basis as of June 30, 2020. The decline was due to the acquisition of the FCS business, as well as lower Adjusted EBIT, reflecting the effects of the COVID-19 pandemic and weather-related events. The acquisition of the FCS business, which was completed on June 1, 2021, increased invested capital at that date, while Adjusted EBIT includes only one month of income from the acquired business.
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
Net Sales—Grace Catalysts Technologies

Three Months
($ in millions)
$400
$200
$0
60%
30%
0%
$309.0
$373.3
36.6%
42.7%
2020
2021
Sales
Gross margin

Six Months
($ in millions)
$710
$355
$0
60%
30%
0%
$617.0
$702.9
38.7%
41.5%
2020
2021
Sales
Gross margin

Sales were $373.3 million for the second quarter, an increase of 20.8%, up 18.8% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was due to higher sales volumes and increased licensing revenue, partially offset by lower pricing. Specialty Catalysts sales increased 9.1% and Refining Technologies sales increased 33.4%, primarily due to higher sales volumes. Favorable currency translation benefited the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year quarter.
Gross profit was $159.4 million for the second quarter, an increase of 40.8% compared with the prior-year quarter. Gross margin of 42.7% increased 610 basis points from 36.6% for the prior-year quarter. The increase in gross margin was primarily driven by increased production volumes and strong operating performance, partially offset by 170 basis points related to higher raw materials and energy costs.
Sales were $702.9 million for the six months, an increase of 13.9%, up 11.9% on constant currency, compared with the prior-year period. The increase on a constant currency basis was primarily due to higher sales volumes. Specialty Catalysts sales increased 9.0% primarily due to higher sales volumes and increased licensing revenue. Refining Technologies sales increased 18.6% primarily due to higher sales volumes. Favorable currency translation impacted the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year period.
Gross profit was $291.9 million for the six months, an increase of 22.3% compared with the prior-year period. Gross margin of 41.5% increased 280 basis points compared with the prior-year period of 38.7%, primarily driven by increased production volumes and strong operating performance, partially offset by higher manufacturing costs, including 120 basis points related to higher raw materials and energy costs, and unfavorable product mix.
Segment Operating Income (SOI) and Margin—Grace Catalysts Technologies

Three Months
($ in millions)

$110
$55
$0
50%
25%
0%
$71.7
$102.4
23.2%
27.4%
2020
2021
SOI
% of sales

Six Months
($ in millions)
$180
$90
$0
40%
20%
0%
$153.7
$178.2
24.9%
25.4%
2020
2021
SOI
% of sales

Operating income was $102.4 million for the second quarter, an increase of 42.8% compared with the prior-year quarter, primarily due to higher gross profit and higher ART joint venture income, partially offset by weather-related costs of $10.3 million, as well as business interruption insurance recoveries in the prior-year quarter. Our equity in earnings from the ART joint venture was $5.1 million, an increase of $1.7 million compared with the prior-year quarter. Operating margin for the second quarter was 27.4%, an increase of 420 basis points compared with the prior-year quarter.
Operating income was $178.2 million for the six months, an increase of 15.9% compared with the prior-year period, primarily due to higher gross profit and higher ART joint venture income, partially offset by weather-related costs of $18.8 million, as well as business interruption recoveries included in the prior-year period. Our equity in earnings from the ART joint venture was $8.3 million, an increase of $3.7 million compared with the prior-year period. Operating margin for the six months was 25.4%, an increase of 50 basis points compared with the prior-year period.
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
Net Sales—Grace Materials Technologies

Three Months
($ in millions)
$140
$70
$0
50%
25%
0%
$109.7
$139.6
26.9%
35.1%
2020
2021
Sales
Gross margin

Six Months
($ in millions)
$270
$135
$0
50%
25%
0%
$223.2
$266.7
30.0%
35.9%
2020
2021
Sales
Gross margin

Sales were $139.6 million for the second quarter, an increase of 27.3%, up 22.4% on constant currency, compared with the prior-year quarter. The increase on a constant currency basis was primarily due to higher sales volumes in coatings and chemical process applications, as well as the benefit from the acquisition of the FCS business. Favorable currency translation benefited the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year quarter.
Gross profit was $49.0 million for the second quarter, an increase of 66.1% compared with the prior-year quarter. Gross margin of 35.1% increased 820 basis points compared with 26.9% for the prior-year quarter. The increase in gross margin was primarily due to increased production volumes and strong operating performance, partially offset by 220 basis points related to higher raw materials and energy costs.
Sales were $266.7 million for the six months, an increase of 19.5%, up 14.9% on constant currency, compared with the prior-year period. The increase on a constant currency basis was primarily due to higher sales volumes, including the benefit from the acquisition of the FCS business. Sales volumes increased in all subsegments. Favorable currency translation impacted the segment as the U.S. dollar weakened, primarily against the euro, compared with the prior-year period.
Gross profit was $95.8 million for the six months, an increase of 43.0% compared with the prior-year period. Gross margin of 35.9% increased 590 basis points compared with 30.0% for the prior-year period. The increase in gross margin was primarily due to increased production volumes, strong operating performance, and favorable mix, partially offset by 170 basis points related to higher raw materials and energy costs, as well as higher depreciation expense and increased logistics costs.

Segment Operating Income (SOI) and Margin—Grace Materials Technologies

Three Months
($ in millions)
$28
$14
$0
30%
15%
0%
$12.6
$26.3
11.5%
18.8%
2020
2021
SOI
% of sales

Six Months
($ in millions)
$60
$30
$0
30%
15%
0%
$31.6
$53.1
14.2%
19.9%
2020
2021
SOI
% of sales

Operating income was $26.3 million for the second quarter, an increase of 108.7% compared with the prior-year quarter, primarily due to higher gross profit. Operating margin for the second quarter was 18.8%, an increase of 730 basis points compared with the prior-year quarter.
Operating income was $53.1 million for the six months, an increase of 68.0% compared with the prior-year period, primarily due to higher gross profit. Operating margin for the six months was 19.9%, an increase of 570 basis points compared with the prior-year period.
Corporate Costs

Three Months
($ in millions)
$20
$10
$0
6%
3%
0%
$16.7
$17.5
4.0%
3.4%
2020
2021
Corporate Costs
% of sales

Six Months
($ in millions)
$34
$17
$0
$32.3
$32.9
3.8%
3.4%
6%
3%
0%
2020
2021
Corporate Costs
% of sales

Corporate costs include functional and other costs such as professional fees, incentive compensation, and insurance premiums. Corporate costs for the second quarter were $17.5 million, an increase of $0.8 million from the prior-year quarter. Corporate costs for the six months were $32.9 million, an increase of $0.6 million compared with the prior-year period.
Restructuring and Repositioning Expenses
During the three and six months ended June 30, 2020, we incurred $2.9 million and $3.1 million, respectively, of restructuring expenses primarily related to an increase in estimated contractual costs related to a 2018 plant exit.
Repositioning expenses for the second quarter and six months were $11.8 million and $24.7 million and primarily related to our review of strategic alternatives and the Merger. Repositioning expenses for the corresponding prior-year periods were $21.0 million and $23.5 million, respectively, and included a pre-tax charge of $19.7 million ($2.5 million of which was attributable to our joint venture partner) to write off engineering and site costs as a result of a decision not to build a full-scale fluid cracking catalysts plant in the Middle East.
The following table presents the major components of restructuring and repositioning expenses recorded in the second quarter and six months and the corresponding prior-year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Costs related to review of strategic alternatives	$6.9	$—	$16.6	$—
Employee severance	1.3	2.0	2.8	2.6
Third-party costs of manufacturing and business transformation programs	1.1	1.1	1.9	3.8
Costs related to plant closures	—	2.8	(0.1)	2.8
Write-off of plant engineering and site costs	—	19.7	—	19.7
Other	2.5	(1.7)	3.4	(2.3)
Total restructuring and repositioning expenses	$11.8	$23.9	$24.6	$26.6
Less: restructuring and repositioning expenses attributable to noncontrolling interest	—	(2.5)	—	(2.5)
Restructuring and repositioning expenses attributable to W. R. Grace & Co. shareholders	$11.8	$21.4	$24.6	$24.1
Defined Benefit Pension Expense
Certain pension costs for the second quarter and six months were $2.2 million and $4.2 million, compared with $3.5 million and $6.6 million for the corresponding prior-year periods. The decrease was primarily due to a decrease in interest cost due to a decrease in discount rates partially offset by a decrease in expected return on assets.
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
Interest and Financing Expenses
Net interest and financing expenses were $19.7 million and $38.6 million for the second quarter and six months, increases of 4.2% and 5.5% compared with the corresponding prior-year periods. The increases were due to lower capitalized interest in 2021 related primarily to the completion of high-value capital projects in 2020, as well as interest on the new $300 million term loan used to finance the acquisition of the FCS business (see Note 3 to the Consolidated Financial Statements).
Income Taxes
Our effective tax rates for the six months and prior-year period, were 24.2% and 40.5%, respectively. Income tax expense was $36.5 million and $22.1 million, on income before income taxes of $150.6 million and $54.6 million for the six months and prior-year period, respectively.
The provision for income taxes for the six months was greater than the prior-year period primarily due to higher pre-tax income compared with the prior-year period, including an increase in income in foreign jurisdictions where the statutory tax rates are higher than the statutory rates of the U.S., the write-off of previously capitalized engineering and site costs in the prior-year period, and the expiration of unexercised stock options in the prior-year period, partially offset by discrete benefits related to the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion recorded for the filing of the 2018 and 2019 federal amended returns and to the write-off of historical uncertain tax positions.

Our provision for income taxes is based on projections of taxable income. Such projections may change in subsequent quarters, which could change our tax expense and net income in future periods.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2021.
Our principal uses of cash are generally capital investments and acquisitions; working capital investments; compensation paid to employees, including contributions related to our defined benefit pension plans and defined contribution plans; the repayment of debt and interest payments thereon; and the return of cash to shareholders through the payment of dividends and the repurchase of shares.
On February 8, 2017, we announced that the Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. We did not repurchase shares during the six months. Consistent with the terms of the Merger Agreement (see Note 17 to the Consolidated Financial Statements), the Company will not repurchase shares of Company common stock going forward.
We paid cash dividends of $22.0 million during the six months. On February 4, 2020, we announced that our Board of Directors had approved an increase in the annual dividend rate, from $1.08 to $1.20 per share of Company common stock, effective with the dividend paid on March 17, 2020. On February 9, 2021, we announced that our Board of Directors had approved a further increase to $1.32 per share of Company common stock, effective with the dividend paid on March 23, 2021. Consistent with the terms of the Merger Agreement, we suspended payment of a dividend going forward.
We believe that the cash we expect to generate during 2021 and thereafter, together with other available liquidity and capital resources, are sufficient to finance our operations and growth strategy, and to meet our debt, pension, and legacy and other obligations.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2021, was $2,285.4 million. We have limited debt service requirements, with no material maturities related to our term loans, revolving credit facility, or notes until September 2024. We financed the cash portion of the purchase price of the acquisition of the Fine Chemistry Services business of Albemarle Corporation (see Note 16 to the Consolidated Financial Statements) with a new $300 million senior secured term loan maturing in 2028 (see Note 3 to the Consolidated Financial Statements). See Note 8 to the Consolidated Financial Statements for a discussion of Financial Assurances.
Cash Resources and Available Credit Facilities
At June 30, 2021, we had available liquidity of $745.8 million, consisting of $312.0 million in cash and cash equivalents ($183.0 million in the U.S.), $391.8 million available under our revolving credit facility, and $42.0 million of available liquidity under various non-U.S. credit facilities. The $400 million revolving credit facility includes a $100 million sublimit for letters of credit.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of June 30, 2021:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Singapore	$18.0	$8.7	April 3, 2023
China	12.1	12.1	April 3, 2023
Malaysia	7.0	6.5	April 3, 2023
Other countries	15.4	14.7	various
Total	$52.5	$42.0
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by (used for) operating activities	$115.5	$184.6
Net cash provided by (used for) investing activities	(371.8)	(119.2)
Net cash provided by (used for) financing activities	265.3	651.0
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(2.5)	(1.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6.5	714.9
Cash, cash equivalents, and restricted cash, beginning of period	306.2	282.9
Cash, cash equivalents, and restricted cash, end of period	$312.7	$997.8
Net cash provided by operating activities for the six months was $115.5 million compared with $184.6 million for the prior-year period. The decrease reflects an increase in working capital this year to meet increasing customer demand, partially offset by higher net income.
Net cash used for investing activities for the six months was $371.8 million compared with $119.2 million for the prior-year period. The change was primarily due to $297.9 million cash paid for the acquisition of the FCS business. Cash paid for capital expenditures, primarily related to our strategic growth investments, was $76.1 million for the six months compared with $95.0 million for the prior-year period.
Net cash provided by financing activities for the six months was $265.3 million compared with $651.0 million for the prior-year period. The change was primarily due to the issuance of $750.0 million of senior notes in the prior-year period, partially offset by $300 million cash proceeds from borrowings on the incremental term loans in the current period and $40.4 million cash paid for repurchases of common stock in the prior-year period, as well as cash paid for dividends of $22.0 million for the six months compared with $40.4 million in the prior-year period.

Employee Benefit Plans
Defined Benefit Pension Plans
The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Six Months Ended June 30,
(In millions)	2021	2020
U.S. advance-funded plans	$0.3	$—
U.S. pay-as-you-go plans	3.5	4.3
Non-U.S. advance-funded plans	2.7	0.6
Non-U.S. pay-as-you-go plans	4.1	3.5
Total cash contributions	$10.6	$8.4
We have minimal pension funding requirements. Our U.S. qualified pension plans are well funded, with expected cash contributions of approximately $1 million per year for the next three years. Cash contributions related to pay-as-you-go unfunded plans and non-U.S. pension plans are expected to be approximately $17 million per year for the next three years.
Defined Contribution Plans
The following table presents cash payments related to our defined contribution plans.

	Six Months Ended June 30,
(In millions)	2021	2020
U.S. defined contribution plan	$7.7	$6.9
U.S. enhanced defined contribution plan	2.2	1.8
Total cash payments	$9.9	$8.7
See Note 6 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Retirement Plans.
Other Contingencies
See Note 8 to the Consolidated Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We experienced raw materials cost inflation during the 2021 first half, and we expect to see continued inflation for the remainder of 2021. We try to minimize these impacts by developing alternative formulations, increasing productivity, hedging purchases of certain raw materials, and increasing prices.
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
Item 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2021, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Principal Executive Officer and Principal Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Grace’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.
Litigation Relating to the Merger Agreement with affiliates of Standard Industries
To date, six complaints (the “Complaints”) have been filed by purported stockholders of Grace against Grace and its board of directors in connection with the proposed merger with affiliates of Standard Industries (the “Merger”), including: (i) Shiva Stein v. W. R. Grace & Co. et al., No. 1:21-cv-4731, filed in the U.S. District Court for the Southern District of New York on May 26, 2021; (ii) Peter Ansay v. W. R. Grace & Co. et al., No. 1:21-cv-03077, filed in the U.S. District Court for the Eastern District of New York on May 29, 2021; (iii) Charles Bowles v. W. R. Grace & Co. et al., No. 1:21-cv-04922, filed in the U.S. District Court for the Southern District of New York on June 3, 2021; (iv) Kathleen Finger v. W. R. Grace & Co. et al., No. 5:21-cv-01055, filed in the U.S. District Court for the Central District of California on June 23, 2021; (v) Alex Ciccotelli v. W. R. Grace & Co. et al., No. 2:21-cv-02842, filed in the U.S. District Court for the Eastern District of Pennsylvania on June 25, 2021; and (vi) Sam Carlisle v. W. R. Grace & Co. et al., No. 1:21-cv-00965, filed in the U.S. District Court for the District of Delaware on June 30, 2021. The Complaints generally allege, among other things, that the defendants have purportedly violated securities laws by providing materially incomplete and misleading disclosures in the proxy statement for the Merger. The Complaints seek, among other things, to enjoin Grace from taking steps to consummate the Merger or, in the event the Merger is consummated, to rescind the Merger or grant rescissory damages. While Grace cannot predict the outcome of or estimate the possible loss or range of loss from these matters, Grace believes the claims asserted in the Complaints are without merit.
Item 1A.    RISK FACTORS
In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risks we described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us, not currently estimable, or that we currently deem to be immaterial, as well as generic business risks not included here, also may materially adversely affect our business, financial condition, or future results. With respect to certain risk factors that we discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, including, without limitation, Note 8, “Commitments and Contingent Liabilities,” to the interim Consolidated Financial Statements in Part I of this Report. In addition, see our cautionary language about Forward-Looking Statements, prior to Part I of this Report. These more recent measures and information are incorporated herein by reference.
In addition to the risks and uncertainties that we discussed in our Annual Report on Form 10-K and identify elsewhere in this Report, we face the following risks:
We may not complete the Merger with affiliates of Standard Industries within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations, as well as the price of our common stock.
On April 26, 2021, Grace announced that it had entered into the Merger Agreement providing for the acquisition of the Company by an affiliate of Standard Industries, subject to the terms and conditions contained therein. Under the terms of the Merger Agreement, Standard Industries, through its affiliates, would acquire all of the outstanding shares of Grace common stock for $70.00 per share in cash. Grace also announced that Standard Industries’ related investment platform, 40 North Latitude Master Fund Ltd. (“40 North”), which owns approximately 14.9% of the Company’s outstanding common stock, has entered into a voting agreement pursuant to which 40 North has agreed to vote its shares of Grace common stock in favor of the Merger.
There can be no assurance that the Merger will occur. Completion of the Merger is subject to a number of closing conditions, including Grace stockholder approval, and receipt of certain required regulatory approvals. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances.
If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our stockholders and other investors, employees, customers, suppliers, partners and other third parties. If the Merger is not approved by our stockholders, or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends on Company common stock
Consistent with the terms of the Merger Agreement (see Note 17 to the Consolidated Financial Statements), the Company has suspended payment of a dividend going forward.
Share Repurchase Program
On February 8, 2017, we announced that our Board of Directors had authorized a share repurchase program of up to $250 million. On February 28, 2020, we announced that our Board of Directors had increased its share repurchase authorization to $250 million, including approximately $83 million remaining under the previously announced program. Repurchases under the program may be made through one or more open market transactions at prevailing market prices; unsolicited or solicited privately negotiated transactions; accelerated share repurchase programs; or through any combination of the foregoing; or in such other manner as determined by management. Consistent with the terms of the Merger Agreement (see Note 17 to the Consolidated Financial Statements, under the heading “Merger Agreement with affiliates of Standard Industries”), the Company will not repurchase shares of Company common stock going forward.
During the three months ended June 30, 2021, there were no repurchases of Company common stock by or on behalf of Grace or any “affiliated purchaser,” as reflected in the following table:

Period	Total number of shares purchased (#)	Average price paid per share ($/share)	Total number of shares purchased as part of publicly announced plans or programs (#)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
4/1/2021 - 4/30/2021	—	—	—	235.0
5/1/2021 - 5/31/2021	—	—	—	235.0
6/1/2021 - 6/30/2021	—	—	—	235.0
Total	—	—	—

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
4.1
Incremental Facility Amendment No. 1 to Credit Agreement, dated as of June 1, 2021, by and among W. R. Grace & Co., W. R. Grace & Co.–Conn., certain subsidiaries thereof, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto.
Exhibit 4.1 to form 8-K (filed 6/01/21) SEC File No.: 001-13953
10.1	Voting Agreement, dated as of April 26, 2021, by and between W. R. Grace & Co. and the stockholder party thereto.	Exhibit 10.1 to Form 8-K (filed 4/26/21) SEC File No.: 001-13953
31(i).1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description of Exhibit	Location
32	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety Disclosure Exhibit	Filed herewith
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Filed herewith
___________________________________________________________________________________________________________________
*    Management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.
**    Gibraltar Acquisition Holdings LLC has changed its name to W. R. Grace Holdings LLC. The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. GRACE & CO. (Registrant)

Date: August 2, 2021	By:	/s/ HUDSON LA FORCE
Hudson La Force President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2021	By:	/s/ WILLIAM C. DOCKMAN
William C. Dockman Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)